Form 10-Q
period 2014-03-31
TriplePoint Venture Growth BDC Corp.
filed 2014-05-14
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  001-36328

TriplePoint Venture Growth BDC Corp.

(Exact name of registrant as specified in its charter)

MARYLAND	46-3082016
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

TriplePoint Venture Growth BDC Corp.

2755 Sand Hill Road, Suite 150, Menlo Park, California 94025

(Address of principal executive office)

(650) 854-2090

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 14, 2014 was 9,848,371.

TriplePoint Venture Growth BDC Corp.

PART I—FINANCIAL INFORMATION

Item 1.                           Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(condensed and unaudited)

(dollars in thousands, except share data)

As of March 31, 2014

Assets
Investments at fair value (amortized cost of $142,275)	$143,649
Cash and cash equivalents	71,152
Deferred credit facility costs	2,931
Prepaid expenses	262
Total Assets	217,994

Liabilities
Revolving credit facility payable	20,000
Payable for U.S. Treasury bill assets	49,999
Base management fee payable	144
Accrued capital gains incentive fee	275
Other accrued expenses and liabilities	4,060
Total Liabilities	74,478

Commitments and Contingencies (Note 7)

Net Assets	$143,516

Preferred stock, par value $0.01 per share (50,000,000 shares authorized; no shares issued and outstanding)	$—
Common stock, par value $0.01 per share (450,000,000 shares authorized; 9,842,333 shares issued and outstanding)	98
Paid-in capital in excess of par value	141,475
Net investment income	569
Accumulated net unrealized gains	1,374
Net Assets	$143,516

Net Asset Value per Share	$14.58

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(condensed and unaudited)

(dollars in thousands, except share data)

For the period from March 5, 2014 (Commencement of Operations) to March 31, 2014
Investment Income
Interest income from investments	$1,308

Operating Expenses
Base management fee	144
Capital gains incentive fee	275
Interest expense and amortization of fees	154
Administration agreement expenses	52
General and administrative expenses	114
Total Operating Expenses	739

Net investment income	569
Net realized gains	—
Net change in unrealized gains on investments	1,374

Net Increase in Net Assets Resulting from Operations	$1,943

Basic and diluted net investment income per share	$0.06
Basic and diluted net increase in net assets per share	$0.20
Basic and diluted weighted average shares outstanding	9,842,333

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(condensed and unaudited)

(dollars in thousands except share data)

For the period from March 5, 2014 (Commencement of Operations) to March 31, 2014
Net Assets
Net assets as of March 5, 2014	$25
Net increase in net assets resulting from operations	1,943
Common stock issuance, net	141,548
Net assets as of March 31, 2014	$143,516

Capital Share Activity:
Common stock outstanding as of March 5, 2014	1,668
Common stock issued	9,840,665
Common stock outstanding as of March 31, 2014	9,842,333

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(condensed and unaudited)

(dollars in thousands)

For the period from March 5, 2014 (Commencement of Operations) to March 31, 2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$1,943
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Fundings and purchases of investments	(141,993)
Net change in unrealized gains on investments	(1,374)
Amortization and accretion of premiums and discounts, net	(282)
Amortization of deferred credit facility costs	59
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	49,999
Prepaid expenses	(262)
Base management fee payable	144
Accrued capital gains incentive fee	275
Other accrued expenses and liabilities	1,528

Net cash used in operating activities	(89,963)

Cash Flows from Financing Activities:
Borrowing under bridge facility	121,662
Repayment of bridge facility	(121,662)
Borrowings under revolving credit facility	20,000
Deferred credit facility costs	(458)
Net proceeds from issuance of common stock	141,548

Net cash provided by financing activities	161,090

Net change in cash and cash equivalents	71,127
Cash and cash equivalents at beginning of period	25
Cash and cash equivalents at end of period	$71,152

Non-Cash Financing Activities:
Accrued deferred credit facility cost	2,532

Supplemental Information:
Cash paid during period for interest	$25

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS
(condensed and unaudited)

(dollars in thousands)

As of March 31, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date

Debt Investments
Aerohive Networks, Inc.	Wireless Communications Equipment	Growth Capital Loan (9.75% interest rate, 6.00% EOT payment)	$2,500	$2,512	$2,519	12/31/2015
		Growth Capital Loan	7,500	7,516	7,687	12/31/2017
		(10.75% interest rate, 6.75% EOT payment)
Aerohive Networks, Inc. Total			10,000	10,028	10,206
AirStrip Technologies, Inc.	Medical Software and Information Services	Growth Capital Loan (8.75% interest rate, 9.00% EOT payment)	5,000	5,050	5,050	10/31/2016
		Growth Capital Loan	5,000	4,968	4,967	3/31/2017
		8.75% interest rate, 9.00% EOT payment)
AirStrip Technologies, Inc. Total			10,000	10,018	10,017
Birchbox, Inc.	E-Commerce — Personal Goods	Growth Capital Loan (10.75% interest rate, 8.00% EOT payment)	2,000	1,962	2,110	5/31/2017
		Growth Capital Loan	3,000	2,936	3,165	6/30/2017
		(10.75% interest rate, 8.00% EOT payment)
Birchbox, Inc. Total			5,000	4,898	5,275
Coraid, Inc.	Data Storage	Growth Capital Loan	5,000	4,950	4,950	12/31/2016
		(10.00% interest rate, 6.00% EOT payment)

See accompanying notes to consolidated financial statements.

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date

EndoChoice, Inc.	Medical Device and Equipment	Growth Capital Loan (11.75% interest rate,	$10,000	$9,947	$9,946	2/28/2018
		8.00% EOT payment)
Harvest Power, Inc.	Biofuels/Biomass	Growth Capital Loan	20,000	20,252	20,244	11/30/2016
		(12.00% interest rate, 9.00% EOT payment)
Hayneedle, Inc.	E-Commerce — Household Goods	Growth Capital Loan (12.50% interest rate,	15,000	14,778	14,772	8/31/2017
		12.00% EOT payment)
		Growth Capital Loan	5,000	4,904	4,903	12/31/2017
		(12.75% interest rate, 16.00% EOT payment)
Hayneedle, Inc. Total			20,000	19,682	19,675
InMobi, Inc. (1)	Advertising / Marketing	Growth Capital Loan (9.00% interest rate,	3,000	2,993	2,993	3/31/2016
		5.00% EOT payment)
Lattice Engines, Inc.	Business Applications Software	Growth Capital Loan (8.50% interest rate, 8.00% EOT payment)	5,000	5,040	5,040	12/31/2016
		Growth Capital Loan (2)	2,500	2,462	2,461	3/31/2017
		(8.50% interest rate, 8.00% EOT payment)
Lattice Engines, Inc. Total			7,500	7,502	7,501

See accompanying notes to consolidated financial statements.

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date

ModCloth, Inc.	E-Commerce — Clothing and Accessories	Growth Capital Loan (10.50% interest rate, 10.00% EOT payment)	$1,000	$1,019	$1,019	6/30/2016
		Growth Capital Loan	2,000	2,030	2,029	7/31/2016
		(10.50% interest rate, 10.00% EOT payment)
		Growth Capital Loan	2,000	1,998	1,997	8/31/2017
		(12.00% interest rate, 10.50% EOT payment)
		Growth Capital Loan	5,000	4,967	4,966	11/30/2017
		(12.00% interest rate, 11.00% EOT payment)
		Growth Capital Loan	5,000	4,917	4,916	2/28/2018
		(12.00% interest rate, 11.50% EOT payment)
		Equipment Financing (1)	896	917	916	8/31/2016
		(7.50% interest rate, 15.00% EOT payment)
		Equipment Financing(1)	299	306	305	10/31/2016
		(7.50% interest rate, 15.00% EOT payment)
		Equipment Financing(1)	156	148	148	3/31/2017
		(7.50% interest rate, 15.00% EOT payment)
ModCloth, Inc. Total			16,351	16,302	16,296

See accompanying notes to consolidated financial statements.

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date

TechMediaNetwork, Inc. (3)	General Media and Content	Growth Capital Loan (9.25% interest rate,	$2,500	$2,464	$2,463	3/31/2017
		8.00% EOT payment)
Virtual Instruments, Inc.	Network Systems Management Software	Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	4,956	4,955	12/31/2016
		Growth Capital Loan	5,000	4,937	4,937	1/31/2017
		(9.50% interest rate, 9.25% EOT payment)
		Growth Capital Loan	5,000	4,920	4,919	2/28/2017
		(9.50% interest rate, 9.25% EOT payment)
Virtual Instruments, Inc. Total			15,000	14,813	14,811
Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	3,000	3,023	3,023	6/30/2016
		Growth Capital Loan	5,000	5,031	5,032	12/31/2016
		(11.50% interest rate, 8.50% EOT payment)
		Growth Capital Loan (2)	5,000	4,842	4,840	3/31/2017
		(11.50% interest rate, 8.50% EOT payment)
Xirrus, Inc. Total			13,000	12,896	12,895
Total Debt Investments			$137,351	$136,745	$137,272

See accompanying notes to consolidated financial statements.

Venture Growth Stage Company	Industry	Type of Investment	Shares	Cost	Fair Value

Warrants (2)
Aerohive Networks, Inc.	Wireless Communications Equipment	Common Stock Warrants	33,993	$153	$79
AirStrip Technologies, Inc.	Medical Software and Information Services	Preferred Stock Warrants	25,886	93	93
Birchbox, Inc.	E-Commerce — Personal Goods	Preferred Stock Warrants	49,829	566	1,487
Coraid, Inc.	Data Storage	Preferred Stock Warrants	157,710	317	317
EndoChoice, Inc.	Medical Device and Equipment	Preferred Stock Warrants	631,672	149	149
Harvest Power, Inc.	Biofuels/Biomass	Common Stock Warrants	67,935	77	77
Hayneedle, Inc.	E-Commerce — Household Goods	Common Stock Warrants	400,000	468	468
InMobi, Pte Ltd (1)	Advertising / Marketing	Common Stock Warrants	35,000	27	27
Inspirato, LLC	Travel and Leisure	Preferred Stock Warrants	1,994	37	37
Lattice Engines, Inc.	Business Applications Software	Preferred Stock Warrants	191,935	39	39
ModCloth, Inc.	E-Commerce — Clothing and Accessories	Common Stock Warrants	419,620	545	545
Nutanix, Inc.	Database Software	Preferred Stock Warrants	45,000	77	77

See accompanying notes to consolidated financial statements.

Venture Growth Stage Company	Industry	Type of Investment	Shares	Cost	Fair Value

One Kings Lane, Inc.	E-Commerce - Household Goods	Preferred Stock Warrants	13,635	$29	$29
TechMediaNetwork, Inc. (3)	General Media and Content	Preferred Stock Warrants	36,117	16	16
Virtual Instruments, Inc.	Network Systems Management Software	Preferred Stock Warrants	694,788	612	612
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock Warrants	2,183,364	325	325
Total Warrants				$3,530	$4,377

Equity Investments (2)
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	1,000
Nutanix, Inc.	Database Software	Preferred Stock	137,202	1,000	1,000
Total Equity Investments				$2,000	$2,000

Total Investments				$142,275	$143,649

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS
(condensed and unaudited)

As of March 31, 2014

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

Notes applicable to the investments presented in this schedule:

All of the investments set forth in this schedule are in entities which are domiciled in the United States and/or have a principal place of business in the United States.

No investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company.

None of the portfolio companies have (i) been in payment default, (ii) extended the original maturity of its loan, (iii) converted from cash pay interest to payment-in-kind (“PIK”) interest or (iv) entered into a material amendment to its loan agreement related to deteriorating financial performance.

Notes applicable to the debt investments presented in this schedule:

Interest rate is the annual interest rate on the debt investment and does not include any original issue discount, the end-of-term payment or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.

The end-of-term payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted.  Interest will accrue during the life of the loan on the end-of-term payment and will be recognized as non-cash income until it is actually paid.

Notes applicable to the equipment financings presented in this schedule:

At the end- of-term of certain equipment financings, the lessee has the option to purchase the underlying assets at fair market value in certain cases subject to a cap, return the equipment or continue to finance the assets.  The fair market value for these financings have been estimated as a percentage of original cost for purposes of the end-of-term payment value.

Notes applicable to the warrants presented in this schedule:

Warrants are associated with funded debt instruments as well as certain commitments to provide future funding against certain unfunded obligations.

Specific notes applicable to specific investments in this schedule, as footnoted:

See accompanying notes to consolidated financial statements.

(1)  Investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (“1940 Act”).

(2)  As of March 31, 2014, certain of these investments were not pledged as collateral as part of the Company’s revolving credit facility.

(3)  In April 2014, TechMediaNetwork, Inc. announced a rebranding of itself as Purch.

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(condensed and unaudited)

Note 1. Organization

TriplePoint Venture Growth BDC Corp. (the “Company”), a Maryland corporation, was formed on June 28, 2013 and priced its initial public offering and commenced investment operations on March 5, 2014.  The Company is structured as an externally-managed non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”).  As a BDC, the Company expects to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (the “Sponsor”) investment platform. The Company’s investment objective is to maximize total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending to venture growth stage companies focused in technology, life sciences and other high growth industries backed by the Sponsor’s select group of leading venture capital investors.  The Company is externally managed by TPVG Advisers LLC (the “Adviser”) which is registered as an investment adviser under the 1940 Act and is a wholly-owned subsidiary of the Sponsor.  The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its services.  The Company has also entered into an administration agreement with TPVG Administrator LLC (the “Administrator”), a wholly-owned subsidiary of the Adviser, and pays fees and expenses for services provided.

The Company has one wholly-owned financing subsidiary, TPVG Variable Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established for utilizing the Company’s revolving credit facility.

Note 2. Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiary.  The consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the periods presented.  All intercompany account balances and transactions have been eliminated.

Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires estimates and assumptions to be made that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in the economic environment, financial markets, creditworthiness of portfolio companies and any other parameters used in determining these estimates could cause actual results to differ from those estimates.

Investments

Investment transactions are recorded on a trade-date basis.  The Company applies fair value to all its investments.  Fair value is a market-based measure considered from the perspective of the market’s participant who holds the financial instrument rather than an entity specific measure.  When market assumptions are not readily available, the Company’s own assumptions are set to reflect those that the Adviser believes market participants would use in pricing the financial instruments on the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors.  To the extent the valuation is based on models or inputs that are less observable the determination of fair value requires more judgment.  The Company’s valuation methodology is approved by the Company’s Board of Directors (the “Board”) and the Board is responsible for the fair values determined.  As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, the Board may refine its valuation methodologies appropriately.

Cash and cash equivalents

The Company places its cash with financial institutions and at times, cash held in such accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within the limitations of the 1940 Act.  As of March 31, 2014, the Company held U.S. Treasury bills for investment purposes which are considered cash equivalents.

Deferred credit facility costs

Deferred credit facility costs represent fees and other expenses incurred in connection with the Company’s revolving credit facility.  These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated life of the borrowings.

Other accrued expenses and liabilities

Other accrued expenses and liabilities include interest payable, accounts payable, unfunded commitment liabilities, and commitment deposits received.  Unfunded commitment liabilities reflect the fact that the Company is a party to certain delay draw credit agreements with its portfolio companies, which requires the Company to make future advances at the borrowers’ discretion during a defined loan availability period. The unfunded commitment liability reflects the fair value of these future funding obligations.  Commitment deposits received are deposits from customers incurred in conjunction with future potential commitments.

Paid in Capital

The Company records the proceeds from the sale of its common stock on a net basis to capital stock and paid in capital in excess of par value, excluding all offering costs.

Income Recognition

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the Company’s debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, unamortized loan origination fees and unamortized market discounts are recorded as interest income. End-of-term payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted.  Interest is accrued during the life of the loan on the end-of-term payment using the effective interest method as non-cash income.  The end-of-term payment generally ceases accruing to the extent the borrower is unable to pay the remaining principal and interest due.

Realized/Unrealized Gains or Losses

The Company measures realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Management Fees

The Company accrues for the base management fee and incentive fee. The accrual for incentive fee includes the recognition of incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized depreciation on investments.

Federal Income Taxes

The Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M the Code, for U.S. federal income tax purposes, beginning with the Company’s taxable year ending December 31, 2014. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. Additionally, a RIC must distribute at least 98% of its ordinary income and 98.2% of its capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the RIC previously paid no U.S. federal income tax to avoid a U.S. federal excise tax.  The Company intends to distribute sufficient dividends to maintain the Company’s RIC status each year and does not anticipate paying any material federal income taxes in the future.

Dividends and Distributions

Dividends to common stockholders are recorded on the date the Board declares a dividend.  The Board determines the amount of dividends to be paid each quarter based on a variety of factors including estimates of future earnings.  Net realized capital gains, if any, are intended to be distributed at least annually.

Organizational and Offering Costs

The Company incurred approximately $4.3 million in underwriting fees and $1.75 million in other organizational and offering costs in completing its initial public offering.  Underwriting fees, organizational and offering costs in excess of this amount were covered by the Adviser.  The Company’s portion of the organizational and offering costs are charged against the net proceeds from the equity proceeds received.

Per Share Information

Basic and diluted earnings per common share are calculated using the weighted average number of common shares outstanding for the period presented.  For the period presented, basic and diluted earnings per share are the same since there are no potentially dilutive securities outstanding.

Note 3. Related Party Agreements and Transactions

Acquisition of Initial Portfolio

On March 5, 2014, the Company acquired from the Sponsor and certain of its subsidiaries, a select portfolio of investments in venture growth stage companies originated through the Sponsor consisting of funded debt and direct equity investments, future funding obligations and warrants associated with both the funded debt investments and future funding obligations. This initial portfolio included 23 secured loans with an aggregate outstanding principal amount of approximately $119.2 million, two equity investments of approximately $2.0 million and warrants to purchase shares in 15 portfolio companies of approximately $3.2 million. The valuation of this initial portfolio was conducted by the Board in consultation with the Adviser and consideration of valuations performed by a third-party valuation firm.

The funding for the acquisition of this portfolio was achieved through a credit facility (the “Bridge Facility”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”).  The fees and expenses associated with entering into the Bridge Facility were covered by the Sponsor.  The Bridge Facility, along with the interest expense incurred thereon, was repaid in full on March 11, 2014, with a portion of the proceeds from the initial public offering.

Investment Advisory Agreement

Prior to the commencement of operations, the Board approved an investment advisory agreement (the “Advisory Agreement”).  Subject to the overall supervision of the Board and in accordance with 1940 Act, the Adviser manages the day-to-day operations and provides investment advisory services to the Company. Under the terms of the Advisory Agreement, the Adviser:

•                  determines the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;

•                  identifies, evaluates and negotiates the structure of the investments the Company makes;

•                  executes, closes, services and monitors the investments the Company makes;

•                  determines the securities and other assets that the Company purchases, retains or sells;

•                  performs due diligence on prospective investments; and

•                  provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.

Pursuant to the Advisory Agreement, the Company has agreed to pay the Adviser a fee for its investment advisory and management services consisting of two components — a base management fee and an incentive fee. The cost of both the base management fee and incentive fee is ultimately borne by the Company’s stockholders.

The base management fee is calculated at an annual rate of 1.75% of the Company’s average adjusted gross assets, including assets purchased with borrowed funds. For services rendered under the Advisory Agreement, the base management is payable quarterly in arrears. The base management fee is calculated based on the average value of the Company’s gross assets at the end of its two most recently completed calendar quarters.  Such amount is appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuance or repurchases during a calendar quarter.  Base management fees for any partial month or quarter are appropriately pro-rated.

The incentive fee, which provides the Adviser with a share of the income it generates for the Company, consists of two components — investment income and capital gains — which are largely independent of each other, with the result that one component may be payable even if the other is not.

Under the investment income component, the Company pays the Adviser 20.0% of the amount by which the Company’s pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which the Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of the Company’s pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply.  The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be regulated as a BDC (March 5, 2014) exceeds the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be regulated as a BDC (March 5, 2014). In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be regulated as a BDC (March 5, 2014) minus (y) the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be regulated as a BDC (March 5, 2014). For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since the effective date of the Company’s election to be treated as a BDC (March 5, 2014).

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss, subject to the total return requirement. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, the Company will pay the applicable incentive fee even if it has incurred a loss in that quarter due to realized and unrealized capital losses. The Company’s net investment income used to calculate this component of the incentive fee is also included in the amount of the Company’s assets used to calculate the 1.75% base management fee. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

Under the capital gains component of the incentive fee, the Company pays the Adviser at the end of each calendar year 20.0% of the Company’s aggregate cumulative realized capital gains from inception through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees.  For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” does not include any unrealized appreciation. It should be noted that the Company accrues an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee is payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

Although the Company’s investment operations began on March 5, 2014, the Adviser agreed to defer the accrual of the base management fee until the proceeds from the initial public offering were received, which was March 11, 2014.  The return achieved for this interim period was below the hurdle rate and no incentive fee was earned.  There were no realized capital gains during this period and no capital gains incentive fee was earned.  However, the Company did have unrealized appreciation as of March 31, 2014, and accrued a capital gains incentive fee.  The base management fee accrued and payable and capital gains incentive fee accrued are included in the Company’s consolidated financial statements. The Adviser has agreed not to include the U.S. Treasury bills owned as of March 31, 2014, in the determination of gross assets for purposes of determining its base management fee.

Management and Incentive Fee (dollars in thousands)	For the period from March 5, 2014 to March 31, 2014

Base management fee accrued and payable	$144

Income incentive fee accrued and payable	$—

Capital gains incentive fee accrued	$275

Administration Agreement

Prior to the commencement of operations, the Board approved an administration agreement (the “Administration Agreement”).  The Administration Agreement provides that the Administrator is responsible for furnishing the Company with office facilities and equipment and provide the Company with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports and other materials filed with the SEC and any other regulatory authority.  In addition, the Administrator assists the Company in determining and publishing net asset value, overseeing the preparation and filing of the Company’s tax returns and printing and disseminating reports and other materials to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

Payments under the Administration Agreement are equal to an amount equal to the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the chief compliance officer and chief financial officer and their respective staffs.  In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, the Administrator is paid an additional amount based on the services provided, which shall not exceed the amount the Company receives from such companies for providing this assistance.

The Administrator engages a sub-administrator to provide certain administrative services.  For the period from March 5, 2014 (commencement of operations), to March 31, 2014, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $52 thousand, of which approximately $23 thousand was paid to third party service providers.

Note 4. Investments

The Company measures the value of its investments at fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or "ASC Topic 820," issued by the Financial Accounting Standards Board, or "FASB." Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Valuation Committee of the Board is responsible for assisting the Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board, with the assistance of the Adviser and its senior investment team and independent valuation agents, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and generally selects a value within that range that most represents fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant. The Board makes this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below.

Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgement due to the inability to observe inputs to valuation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and it considers factors specific to the investment.

Under ASC 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, and excludes transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

• The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser's professionals that are responsible for the portfolio investment;

• Preliminary valuation conclusions are then documented and discussed with the Adviser's senior investment team;

• The Valuation Committee then reviews these preliminary valuations;

• At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm. However, the Board does not intend to have de minimis investments of less than 1.0% of the Company’s gross assets (up to an aggregate of 10% of the Company’s gross assets) independently reviewed; and

• The Board then discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith, based on the input of the Adviser, the respective independent valuation firms and the Valuation Committee.

Debt Investments

The debt investments identified on the consolidated schedule of investments are loans and equipment financings made to venture growth stage companies focused in technology, life sciences and other high growth industries which are backed by a select group of leading venture capital investors.  These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt instruments and thus the Adviser’s senior management team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

To estimate the fair value of debt investments, the Company compares the cost basis of each debt investment, which includes original issue discount, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to these debt investments, in order to determine a comparable range of effective market interest rates. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

This valuation process includes, among other things, evaluating the underlying investment performance and the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations.  These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date.  Significant changes in these unobservable inputs would result in significantly different fair value measurements.

Under certain circumstances, an alternative technique is used to value certain debt investments that better reflected the fair value of the investment, such as the price paid or realized in a recently completed transaction or a binding offer received in an arms-length transaction, the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability or estimates of proceeds that would be received in a liquidation scenario.

Warrants

The fair value of the warrants is primarily estimated using a Black Scholes option pricing model. Privately-held warrants and equity-related securities are valued based on an analysis of various factors, but not limited to, the following:

•                  Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value.  Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant.  Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio.  Such techniques included option pricing models, including back solve techniques, probability weighted expected return models and other techniques as determined to be appropriate.

•                  Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant.  Significant increases (decreases) in this unobservable input will result in a significantly higher (lower) fair value.

•                  The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.  Significant increases (decreases) in this unobservable input will result in a significantly higher (lower) fair value.

•                  Other adjustments, including a marketability discount on private company warrants, are estimated based on the Adviser’s judgment about the general industry environment.  Significant changes in this unobservable input will result in a significantly different fair value.

•                  Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants.  Significant increases (decreases) in this unobservable input will result in a significantly higher (lower) fair value.

Under certain circumstances alternative techniques may be used to value certain warrants that better reflect the warrants’ fair values, such as an expected settlement of a warrant in the near term, a model that incorporates a put feature associated with the warrant, or the price paid or realized in a recently completed transaction or binding offer received in an arm’s-length transaction. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option.

These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments which do not have an active public market. Valuations of privately-held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

Equity Investments

The fair value of an equity investment in a privately-held company is initially the fair value of the amount invested. The Company adjusts the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing subsequent to its investment. The Company may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. The Company may also reference comparable transactions and/or secondary market transactions to estimate fair value. The fair value of an equity investment in a publicly-traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis.  These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments which do not have an active public market. Valuations of privately-held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

The following is a summary by investment type of the fair value according to inputs used in valuaing investments listed in the accompanying consolidated schedule of investments as of March 31, 2014.

Investment Type	As of March 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Debt investments	$—	$—	$137,272	$137,272
Warrants	—	—	4,377	4,377
Equity investments	—	—	2,000	2,000
Total investments	$—	$—	$143,649	$143,649

During the three month period ending March 31, 2014, there were no transfers in or out of any levels.

The following table presents additional information about Level 3 investments measured at fair value for the period from March 5, 2014 (commencement of operations), to March 31, 2014.  Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.  As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

	For the period from March 5, 2014 to March 31, 2014
Level 3 Investment Activity			Equity	Total
(dollars in thousands)	Debt Investments	Warrants	Investments	Investments

Fair value as of March 5, 2014	$—	$—	$—	$—
Purchases and fundings of investments (1)	136,463	3,530	2,000	141,993
Amortization and accretion of fixed income premiums and discounts, net	282	—	—	282
Realized gains	—	—	—	—
Net change in unrealized appreciation included in earnings	527	847	—	1,374
Fair value as of March 31, 2014	$137,272	$4,377	$2,000	$143,649

Net change in unrealized appreciation on Level 3 investments still held as of March 31, 2014	$527	$847	$—	$1,374

(1)

Purchases and fundings of investments include the purchase of the Company’s initial portfolio on March 5, 2014, and fundings of additional investments during the period of March 5, 2014 (commencement of operations), through March 31, 2014.

Realized and unrealized gains and losses are included in net realized gains on investments and net change in unrealized gains on investments in the consolidated statement of operations.  The change in net unrealized gains for Level 3 investments still held at March 31, 2014, of $1.4 million is included in net change in net unrealized gains on investments in the consolidated statement of operations.

The following table provides a summary of quantitative information about the Level 3 fair value measurements of investments as of March 31, 2014.  In addition to the techniques and inputs noted in the table below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.  The table below is not intended to be all-inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of March 31, 2014
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Debt investments	$137,272	Discounted Cash Flows	Discount Rate	10.75% - 17.75% (14.34%)

Warrants	3,882	Black Scholes Model	Share Price and Equity Value	N/A

			Revenue Multiples	2.10x – 3.00x (2.63x)

			WACC	25.25% – 26.25 (25.75%)

			Volatility	42.90% - 70.00% (54.93%)

			Term	1.00 – 3.50 Years (2.67 Years)

			Discount for lack of marketability	0.00% - 26.10% (17.89%)

			Discount Rate	25.00% (25.00%)

	495	Monte-Carlo Method(1)	Volatility	52.00% - 60.00% (52.44%)

			Term	2.40 - 4.00 Years (3.91Years)

Equity investments	1,000	Black Scholes Model	Share Price and Equity Value	N/A
			Volatility	50.00% (50.00%)
			Term	2.3 Years (2.3 Years)
	1,000	Market Approach	Price Paid	N/A
Total investments	$143,649

(1)	The use of this valuation technique may include the use of the Black Scholes Model valuation technique.

As of March 31, 2014, the Company had pledged certain debt investments and warrants with an aggregate fair value of $134.3 million for borrowings under its revolving credit facility.

Note 5. Credit Risk

Debt investments may be affected by business, financial market or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic economic and political developments, may significantly affect the value of these investments. In addition, the value of these investments may fluctuate as the general level of interest rates fluctuate.

In many instances, the portfolio company’s ability to repay the debt investments is dependent on additional funding by its venture capital investors, a future sale or an initial public offering. The value of these investments may be detrimentally affected to the extent a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan.

As of March 31, 2014, the Company had no delinquencies and no credit losses on any of its debt investments.

Note 6. Borrowings

Bridge Facility

On February 21, 2014, the Company entered into a credit agreement with Deutsche Bank for the purpose of acquiring its initial portfolio.  On March 5, 2014, the Company borrowed approximately $121.7 million under this facility.  On March 11, 2014, the Company paid this borrowing in full with a portion of the net proceeds received in the initial public offering.  The Company paid approximately $25 thousand of interest on this facility.  All other fees and expenses associated with entering into this facility were paid by the Sponsor.

Revolving Credit Facility

On February 21, 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements.

Borrowings under this revolving credit facility bear interest at the sum of (i) the commercial paper rate for certain specified lenders and 30-day LIBOR for other lenders or, if LIBOR is unavailable, the higher of Deutsche Bank’s commercial lending rate or the Federal Funds Rate plus 0.50% plus (ii) a margin ranging from 3.5% to 4.5%. Borrowings under this revolving credit facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay to Deutsche Bank a syndication fee in 12 monthly installments, of approximately 1% of the committed facility amount. The Company also agreed to pay Deutsche Bank a fee to act as administrative agent under this revolving credit facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum of any unused borrowings under this credit facility on a monthly basis. This revolving credit facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to Messrs. Labe and Srivastava and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. As of March 31, 2014, the Company was in compliance with all covenants under this credit facility.  Furthermore, events of default under this credit facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; (v) the Company’s failure to maintain compliance with RIC provisions at all times; and (vi) failure to appoint a backup collateral manager reasonably acceptable to the lenders within 120 days of this credit facility’s effectiveness, subject to certain remedial provisions.  The Company expects to appoint a backup collateral manager in the second quarter of 2014.

At March 31, 2014, the Company had outstanding borrowings of $20.0 million under the credit facility, which is included in the consolidated statement of assets and liabilities.  Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the credit facility, paying and administrative agent fees, and the amortization of deferred credit facility fees and expenses.  For the period from March 5, 2014 (commencement of operations), to March 31, 2014, interest expense on the revolving credit facility totaled approximately $129 thousand, consisting of approximately $2 thousand of interest expense, approximately $65 thousand of unused facilities expense, approximately $59 thousand of amortization of deferred credit facility costs, and approximately $3 thousand of other fees.

Other Payables

On March 28, 2014, the Company purchased U.S. Treasury bills for settlement on April 1, 2014.  The payable is included in the Company’s consolidated statement of assets and liabilities.

Note 7.  Commitments

On March 5, 2014, in conjunction with the Company’s initial public offering and the purchase of the Company’s initial portfolio of assets, the Company assumed unfunded obligations of approximately $153.3 million.  During the period from March 5, 2014, to March 31, 2014, the Company funded six debt investments for approximately $18.2 million, entered into two new commitments with one new customer and one existing customer totaling $7.5 million, and had one commitment reduced by $2.0 million.  As of March 31, 2014, our unfunded commitments totaled approximately $140.6 million

On March 28, 2014, the Company acquired $50.0 million in U.S. Treasury bills and had a payable due April 1, 2014.  On April 1, 2014, the Company sold the U.S. Treasury bills and settled the payable in full.

Note 8.  Operating Expenses

On March 5, 2014, the Company acquired an initial portfolio, elected to be regulated as a BDC, and priced its initial public offering.  Certain general and administrative expenses associated with being a public company were incurred beginning on this date, including directors’ fees and insurance. The Company also borrowed money through the Bridge Facility and began incurring interest expense.  On March 11, 2014, the Company received the proceeds from the initial public offering and repaid the Bridge Facility in full.  The Adviser and Administrator agreed to begin accruing certain fees and expenses under the Advisory Agreement and the Administration Agreement (including the base management fee and certain administrative expenses) beginning March 11, 2014, the date the proceeds from the initial public offering were received.

Note 9. Financial Highlights

The Company commenced operations on March 5, 2014.  The financial highlights presented below are for the period from March 5, 2014, to March 31, 2014.  There are no prior periods shown as the Company did not have any operating or investment activity prior to March 5, 2014.

Financial Highlights (dollars in thousands, except share data)	For the period from March 5, 2014 to March 31, 2014, or as of March 31, 2014

Per Share Data
Net asset value at beginning of period	$15.00
Offering costs	(0.62)
Net investment income	0.06
Net change in unrealized gain on investments	0.14
Net asset value at end of period	$14.58

Net investment income per share	$0.06
Net increase in net assets per share	$0.20

Weighted average shares outstanding for period	9,842,333
Shares outstanding at end of period	9,842,333

Ratio / Supplemental Data
Net asset value at end of period	$143,516
Average net asset value	$142,544

The following information is presented in an annualized basis.
Average yield on debt investments	14.3%
Coupon income on debt investments	11.2%
Net accretion of discount and end-of-term payments	3.1%

Net investment income to average net asset value	5.4%
Net increase in net assets to average net asset value	18.4%

Operating expenses excluding incentive fees to average net asset value	2.9%
Income component of incentive fees to average net asset value	—%
Capital gains component of incentive fees to average net asset value	2.6%
Total operating expenses to average net asset value	5.5%

Note 10. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per common share for the period from March 5, 2014 (commencement of operations), to March 31, 2014.

Basic and Diluted Share Information (dollars in thousands, except share data)	For the period from March 5, 2014 (Commencement of Operations) to March 31, 2014

Net investment income	$569
Net increase in net assets resulting from operations	$1,943

Basic and diluted average weighted shares outstanding for period	9,842,333

Basic and diluted investment income per share	$0.06
Basic and diluted net increase in net assets per share	$0.20

Note 11. Equity Offerings

On March 5, 2014, the Company issued 9,840,665 shares of common stock through an initial public offering and a private placement offering. A portion of the underwriting fees, or approximately $4.3 million, and $1.75 million of the organizational and offering costs were borne by the Company.  The Adviser agreed to pay the balance of the underwriting fees and organizational and offering costs.  The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock was issued, during the period from March 5, 2014 (commencement of operations), to March 31, 2014, are provided in the following table.

Issuance of Common Stock on March 5, 2014 (dollars in thousands, except share data)	Number of Shares Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Gross Offering Price

Initial public offering	8,333,333	$125,000	$3,750	$1,750	$15.00 per share
Exercise of over-allotment shares	1,250,000	18,750	562	—	15.00 per share
Private placement	257,332	3,860	—	—	15.00 per share
Total Issuance	9,840,665	$147,610	$4,312	$1,750

The Company has adopted a dividend reinvestment plan for its stockholders, which is an “opt out” dividend reinvestment plan. Under this plan, if the Company declares a cash distribution to stockholders, the amount of such distribution is automatically reinvested in additional shares of common stock unless a stockholder specifically “opts out” of the dividend reinvestment plan. If a stockholder opts out, that stockholder receives cash distributions. There were no dividends paid prior to March 31, 2014; thus, no new common stock was issued through this plan through March 31, 2014.

Note 12. Dividends

The Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code, for U.S. federal income tax purposes, beginning with the Company’s taxable year ending December 31, 2014.  In order to qualify as a RIC, among other things, the Company is required to distribute at least 90% of the Company’s net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders.  Additionally, the Company must distribute at least 98% of the Company’s ordinary income and 98.2% of the Company’s capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company previously paid no U.S. federal income tax to avoid a U.S. federal excise tax.  The Company intends to distribute (or retain through a deemed distribution) all of the Company’s investment company taxable income and net capital gains to stockholders. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

As of March 31, 2014, the Board had not yet declared a dividend for the first quarter of 2014.  Since it is the Company’s intention to distribute all of its taxable income earned over the course of a year, no income tax provisions was included in the consolidated statements of operations.

Note 13. Subsequent Events

Dividends

On April 3, 2014, the Board announced a $0.09 per share dividend, which was paid on April 30, 2014, to stockholders of record on April 15, 2014.

On May 13, 2014, the Board announced a $0.30 per share dividend, payable on June 17, 2014, to stockholders of record on May 30, 2014.

Recent Portfolio Activity

From April 1, 2014, through May 14, 2014, the Company closed commitments of $40.0 million and funded approximately $10.3 million of investments. The Sponsor’s direct origination platform entered into $55.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TriplePoint Capital’s allocation policy.

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (or, the Exchange Act).  For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such sections.  The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report on Form 10-Q.  Except as otherwise specified, references to “the Company”, “we”, “us”, and “our” refer to TriplePoint Venture Growth BDC Corp.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about TriplePoint Venture Growth BDC Corp., our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q include statements as to:

•                  our future operating results;

•                  our business prospects and the prospects of our portfolio companies;

•                  our relationships with third-parties including venture capital investors;

•                  the impact and timing of our unfunded obligations;

•                  the expected market for venture capital investments;

•                  the performance of our existing portfolio and other investments we may make in the future;

•                  the impact of investments that we expect to make;

•                  actual and potential conflicts of interest with our Sponsor and our Adviser and its senior investment team and Investment Committee;

•                  our contractual arrangements and relationships with third parties;

•                  the dependence of our future success on the general economy and its impact on the industries in which we invest;

•                  the ability of our portfolio companies to achieve their objectives;

•                  our expected financings and investments;

•                  the ability of our Adviser to attract, retain and have access to highly talented professionals, including our Adviser’s senior management team;

•                  our ability to qualify and maintain our qualification as a RIC and as a BDC;

•                  the adequacy of our cash resources and working capital; and

•                  the timing of cash flows, if any, from the operations of our portfolio companies.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•                  an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•                  a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•                  interest rate volatility could adversely affect our results, particularly when we elect to use leverage as part of our investment strategy;

•                  currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•                  the risks, uncertainties and other factors we identify in “Risk Factors” in this Quarterly Report on Form 10-Q under Part 1A and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described in “Risk Factors” in this Quarterly Report on Form 10-Q under Part 1A.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2014.

Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending with warrants to venture growth stage companies focused in technology, life sciences and other high growth industries which are backed by TriplePoint Capital LLC’s (our “Sponsor”) select group of leading venture capital investors.

We were formed to expand the venture growth stage business segment of our Sponsor’s global investment platform and are the primary vehicle through which our Sponsor focuses its venture growth stage business.  Our Sponsor, is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. Our Sponsor is located on Sand Hill Road in Silicon Valley and has a primary focus in technology, life sciences and other high growth industries. Since the launch of its investment platform in 2006 through December 31, 2013, our Sponsor has successfully raised approximately $1.25 billion of capital commitments from institutional investors, which may be increased to approximately $1.75 billion at the option of one of our Sponsor’s existing institutional investors. To supplement these capital commitments, our Sponsor has secured approximately $1.4 billion of cumulative warehouse-based and other multi-year credit facilities from international banking firms over the same period. Since the launch of our Sponsor’s global investment platform in 2006 through December 31, 2013, our Adviser’s senior investment team has committed and funded approximately $2.3 billion and $1.5 billion, respectively, of capital to more than 355 companies.

We categorize venture capital-backed companies into the following five lifecycle stages of development: seed, early, later, venture growth and public. We originate and invest primarily in venture growth stage companies. Companies at the venture growth stage have distinct characteristics differentiating them from venture capital-backed companies at other stages in their development lifecycle. For example, the venture growth stage companies that we expect to target generally will have completed development of their primary technology and products, meaningful customer sales, experienced management teams, proprietary intellectual property, significant enterprise values and strong capital bases relative to our investments. Additionally, we believe that the credit performance of our venture growth stage companies and the returns associated with lending to these companies is enhanced through our Adviser’s focus on originating investments primarily backed by our Sponsor’s select group of leading venture capital investors. We believe these venture capital investors generally (i) have strong brand recognition and track records, respected reputations and experienced professionals;, (ii) have superior selection processes and access to quality investment opportunities; (iii) identify and back experienced entrepreneurs with high potential for success; (iv) invest in companies with innovative and proprietary technology that will expand existing or create new market segments; (v) provide specialized knowledge, expertise and assistance in building and growing these companies into industry-leading enterprises; (vi) support their companies through continued economic support or by assisting them in raising additional capital from new equity investors; (vii) encourage their companies to opportunistically and prudently utilize debt financing; and (viii) generate strong returns through sales and initial public offerings of the companies in which they invest. In addition, we believe our Sponsor’s select group of leading venture capital investors is able to raise additional funds to invest in new companies which should result in more future debt financing opportunities for us.

We originate and invest primarily in growth capital loans that have a secured collateral position and are used by venture growth stage companies to finance their continued expansion and growth, equipment financings and, on a select basis, revolving loans, together with, in many cases, attached equity ‘‘kickers’’ in the form of warrants, and direct equity investments. We underwrite our investments seeking an unlevered yield-to-maturity on our growth capital loans and equipment financings generally ranging from 10% to 18% and on our revolving loans generally ranging from 1% above the applicable prime rate to 10%, in each case, with potential for higher returns in the event we are able to exercise warrants and realize gains or sell our related equity investments at a profit. We also generally underwrite our secured loans seeking a loan-to-enterprise value of less than 25%. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to our expertise and the revenue profile of the company, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. We believe these investments provide us with a stable, fixed-income revenue stream along with the potential for equity-related gains on a risk-adjusted basis.

We primarily target investment opportunities in venture growth stage companies. Prospective borrowers must qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally will have many of the following characteristics: (i) financing from a member of our Sponsor’s select group of leading venture capital investors with whom our Sponsor has an established history of providing secured loans alongside equity investments made by these venture capital investors; (ii) focused in technology, life sciences or other high growth industries and targeting an industry segment with a large and/or growing market opportunity; (iii) completion of their primary technology and product development; (iv) meaningful customer sales, commitments or orders and have generated or we believe are reasonably expected to generate within the current fiscal year or on an annualized run rate at least $20 million in revenues and a strong outlook for continued and/or potentially rapid revenue growth; (v) a leadership position in its market (or the potential to establish a leadership position) with potential and/or defensible barriers to entry; (vi) an experienced and relatively complete senior management team with a successful track record; (vii) support from existing venture capital investors in the form of meaningful invested equity capital relative to our investment amount and/or reserved capital or willingness to invest additional capital as needed; (xiii) strong likelihood of raising additional equity capital or achieving an exit in the form of an IPO or sale based on our determination; (xix) differentiated products, unique technology, proprietary intellectual property, and/or positive clinical results that may have intrinsic value on a stand-alone and/or liquidation basis; (x) meaningful enterprise value relative to the size of our investment as indicated by a recent equity round valuation or as determined by a third-party with, in our Adviser’s senior investment team’s opinion, the potential for upside; (xi) a balanced current financial condition typically with 12 months or more of operating cash runway based on its projected cash burn and/or a path to profitability typically over a three to five year period from the date of our investment; and (xii) upcoming strategic and potential enterprise valuation-accreting business milestones that our investment can help provide operating cash runway for the company to achieve.

Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation. We pursue our investment objective by relying on a core investment philosophy described as the “Four Rs.” The Four Rs stand for:

•                  Relationships—We seek to develop and maintain deep, longstanding and mutually beneficial relationships with our Sponsor’s select group of leading venture capital investors, borrowers and entrepreneurs.

•                  Reputation—We seek to preserve and extend the strong reputation of our Sponsor’s brand and franchise as a creative, flexible and dependable financing partner with a focus on efficiency, responsiveness and customer service when interacting with venture capital investors, borrowers and entrepreneurs and when originating, structuring, underwriting and monitoring our investments.

•                  References—We seek to make every venture capital investor, borrower and entrepreneur with whom we work a reference so that they not only work with us again but encourage others to work with us also. We believe that receiving referrals from our Sponsor’s select group of leading venture capital investors, borrowers and entrepreneurs is a critical part of our investment origination process and differentiates us from other lenders.

•                  Returns—We expect that by focusing on relationships, reputation and references, in addition to utilizing our specialized and established credit and monitoring process, we will generate attractive risk-adjusted returns over the long-term.

We believe that our relationship-based approach to investing, which leverages our Adviser’s senior investment team’s expertise in developing strong relationships with venture capital investors and venture capital-backed companies, understanding the capital needs of a venture growth stage company, and structuring and customizing attractive financing solutions to meet the financing needs throughout a company’s growth stage, enables us to identify, attract and proactively capitalize on venture growth stage companies’ debt needs as they grow and become successful enterprises.

                We commenced investment activities on March 5, 2014.  In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on March 5, 2014, we acquired our initial portfolio.  The net consideration paid was approximately $121.7 million which reflected approximately $123.7 million fair of investments less $2.0 million of prepaid interest, commitment deposits, and value of unfunded commitments.   We financed the acquisition of our initial portfolio by using a portion of a $200.0 million bridge facility provided by Deutsche Bank.  On March 11, 2014, we completed our initial public offering and sold 9,840,655 shares (including 1,250,000 shares through the underwriters’ exercise of their overallotment option and the concurrent private placement of 257,332 shares to our Adviser’s senior team and other persons associated with our Sponsor) of our common stock at an offering price of $15.00 per share.  We received $141.6 million of net proceeds in connection with the initial public offering and concurrent private placement, net of the portion of underwriting fees and offering costs we paid.  We used these net proceeds to pay down all amounts outstanding under the Bridge Facility and terminated the Bridge Facility in conjunction with such repayment.

On February 21, 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements.

Portfolio Composition, Investment Activity and Asset Quality

Portfolio Composition

We originate and invest primarily in venture growth stage companies. Companies at the venture growth stage have distinct characteristics differentiating them from venture capital-backed companies at other stages in their development lifecycle. We invest primarily in (i) growth capital loans that have a secured collateral position and that are used by venture growth stage companies to finance their continued expansion and growth, (ii) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission-critical equipment, (iii) on a select basis, revolving loans that have a secured collateral position and that are used by venture growth stage companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or the equivalent and (iv) direct equity investments in venture growth stage companies. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrants that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns.

As of March 31, 2014, we had 47 investments in 17 portfolio companies.  Our investments include 29 debt investments, 16 warrant investments, and 2 direct equity investments.  The total cost and fair value of these investments were $142.3 million and $143.6 million, respectively.  As of March 31, 2014, one of our customers was publicly-traded and the other 16 were privately-held.   At March 31, 2014, the 29 secured loans with an aggregate fair value of $137.3 million had a weighted average loan to enterprise value ratio of approximately 5.7%.  Approximately 22.2% of the debt investments in our portfolio as of March 31, 2014, based on the aggregate fair value, consisted of growth capital loans where the borrower has a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien.

The following table provides information on the cost, fair value, and number of companies in our investments as of March 31, 2014.

	As of March 31, 2014
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains	Number of Investments	Number of Companies

Debt investments	$136,744	$137,272	$528	29	13
Warrants	3,531	4,377	846	16	16
Equity investments	2,000	2,000	—	2	2
Total	$142,275	$143,649	1,374	47	17	*

* Represents non-duplicative number of companies.

The following table shows the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of March 31, 2014.

	As of March 31, 2014
Investments by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments

Wireless Communications Equipment	$23,505	16.4%
Biofuels/Biomass	20,322	14.2
E-Commerce — Household Goods	20,172	14.0
E-Commerce — Clothing and Accessories	16,841	11.7
Network Systems Management Software	15,423	10.7
Medical Software and Information Services	10,110	7.0
Medical Device and Equipment	10,095	7.0
Business Applications Software	7,540	5.3
E-Commerce — Personal Goods	6,762	4.7
Data Storage	5,266	3.7
Advertising / Marketing	3,020	2.1
General Media and Content	2,479	1.7
Database Software	1,077	0.8
Software Development Tools	1,000	0.7
Travel and Leisure	37	*
Total	$143,649	100.0%

*Less than 0.1%

The following table presents the product type of our debt investments as of March 31, 2014.

	As of March 31, 2014
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments

Growth capital loans	$135,903	99.0%
Equipment financings	1,369	1.0
Total	$137,272	100.0%

Investment Activity

On March 5, 2014, in conjunction with our initial public offering we purchased from our Sponsor the initial portfolio of assets for approximately $123.7 million, comprised of approximately $118.5 million of debt investments, approximately $3.2 million of warrant investments and approximately $2.0 million of equity investments. We also assumed remaining funding obligations of approximately $153.3 million.  We subsequently entered into two new commitments with one new customer and one existing customer totaling $7.5 million. One commitment was reduced by $2.0 million.  During the period from March 5, 2014 (commencement of operations), to March 31, 2014 we funded six debt investments for $18.2 million and earned warrants representing approximately $0.3 million of value.  As of March 31, 2014, we had approximately $140.6 million of unfunded contractual commitments.

Our level of investment activity can vary substantially from period to period as our Adviser chooses to slow or accelerate new business originations depending on market conditions, rate of investment of our Sponsor’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, our funding capacity (including availability under our credit facilities and our ability or inability to raise equity) and other market dynamics.

The following table shows the debt commitments, fundings and binding term sheet activity during the period from March 5, 2014, to March 31, 2014.

Commitments and Fundings Since Acquisition of Initial Portfolio (dollars in thousands)	For the period from March 5, 2014 to March 31, 2014

Debt Commitments
New customers	$2,500
Existing customers	5,000
Total	$7,500

Funded Debt Investments
New customers	$2,500
Existing customers	15,656
Total	$18,156

Non-Binding Term Sheets
New customers	$25,000
Existing customers	—
Total	$25,000

On March 28, 2014, we acquired $50.0 million in U.S. Treasury bills, which were sold on April 1, 2014.

Asset Quality

Consistent with our Sponsor’s existing policies, our Adviser maintains a credit watch list with borrowers placed into five groups based on our Advisor’s senior investment team’s judgment.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.

White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. All new loans are initially graded White.	Contact portfolio company regularly in no event less than quarterly.

Yellow (3)	Performing generally below expectations and/or some proactive concern. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact investors.

Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.	Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact investors regularly; our Adviser forms a workout group to minimize risk of loss.

Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.

During the period since the acquisition of the initial portfolio through the end of the quarter, there were no changes within these categories.  As of March 31, 2014, the weighted average investment ranking of our debt investment portfolio was 1.96.  The following table shows the credit rankings for the thirteen companies as of March 31, 2014.

	As of March 31, 2014
			Number of
Credit Category (dollars in thousands)	Fair Value	Percentage of Debt Investments Total	Portfolio Companies

Clear (1)	$5,275	3.8%	1
White (2)	131,997	96.2	12
Yellow (3)	—	—	—
Orange (4)	—	—	—
Red (5)	—	—	—
	$137,272	100.0%	13

Results of Operations

An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

Our net increase in net assets resulting from operations for the period from March 5, 2014, to March 31, 2014 was $1.9 million, consisting of $0.5 million in net investment income and $1.4 million in net change in unrealized gains on investments.  On a per share basis since the initial public offering, the net investment income was $0.06 per share and the net change in unrealized gains was $0.20 per share.  Our core net investment income was $0.09 per share and is discussed further below.

Net Increase in Net Assets (dollars in thousands, except per share amounts)	For the period from March 5, 2014 to March 31, 2014

Investment Income
Interest income from investments	$1,308

Operating Expenses
Base management fee	144
Capital gains incentive fee	275
Interest expense	154
Administration agreement expenses	52
General and administrative expenses	114
Total Operating Expenses	739

Net investment income	569
Net realized gains	—
Net change in unrealized gains on investments	1,374

Net Increase in Net Assets Resulting from Operations	$1,943

Core net investment income per share	$0.09
Net investment income per share	$0.06
Net increase in net assets per share	$0.20

Weighted average shares outstanding	9,842,333

The table below reconciles GAAP net income to core net investment income.  The difference is the accrued, but as yet unearned, capital gains incentive fee. We believe an important measure of the investment income that we will be required to distribute this year is core net investment income as capital gains incentive fee is accrued based on unrealized gains but is not earned until realized gains occur.  Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year.  For the foregoing purpose, our “aggregate cumulative realized capital gains” will not include any unrealized appreciation.  The capital gains component of the incentive fee is not subject to any minimum return to stockholders.  During the period March 5, 2014 (commencement of operations), to March 31, 2014, no capital gains were realized.  As of March 31, 2014, however, we reported approximately $1.4 million in unrealized capital gains, and, accordingly, accrued approximately $275 thousand in capital gains incentive fee.

Net Investment Income and Core Net Investment Income (dollars in thousands, except per share amounts)	For the period from March 5, 2014 to March 31, 2014

Net Investment Income	$569
Capital gains incentive fee	275
Core Net Investment Income	$844

Net Investment Income per Share	$0.06
Capital gains incentive fee per share	0.03
Core Net Investment Income per Share	$0.09

Investment income includes interest income on our debt investments.  The effective yield method is used and it includes cash interest income and the amortization of purchase premium, accretion of purchase discount, original issue discount, and facilities fees, and the amortization of the end-of term payment.  For the period from March 5, 2014 to March 31, 2014, investment income totaled $1.3 million, representing an average yield of 14.3% on the average balance of our investments for the period held.  We earned a nominal amount of interest income on our cash balances during this period.  We expect our investment income will increase in subsequent quarters as our portfolio grows and the fact that we will have investment activities for substantially greater number of days than for this initial interim period.

Operating expenses for the period from March 5, 2014, to March 31, 2014 were approximately $0.7 million, consisting of interest expenses, management fees, administration agreement expenses, and general and administrative expenses.  We expect operating expenses to increase in subsequent quarters for several reasons.  One primary reason is that the day count will increase from this initial interim period of investment operations.  We also expect our administration expenses to increase as our operations grow as more of the Administrator’s resources will be devoted to meeting the required services per our agreements.  Our management fee will increase as we grow our asset base and our earnings exceed the hurdle rate for the investment income incentive fee.  Capital gains incentive fee will depend on realized and unrealized gains and losses.  For determining the base management fee, the Adviser has agreed not to include the U.S Treasury bill assets in the calculation of the gross assets.

During the period from March 5, 2014, to March 31, 2014, our net change in unrealized gains on investments was approximately $1.4 million.  This consisted of approximately $0.9 million of net change in unrealized gains on warrants and approximately $0.5 million of net change in unrealized gains on debt investments.   Net change in unrealized gain on investments per share as of March 31, 2014 was $0.14.  Net changes in unrealized gains in subsequent periods could be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and many other factors.

The table below summarizes the unrealized gains and losses in our investment portfolio as of March 31, 2014.

	As of March 31, 2014
Unrealized Gains and Losses (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments

Unrealized gains	$556	$921	$—	$1,477
Unrealized losses	(29)	(74)	—	(103)
Net unrealized gains	$527	$847	$	$1,374

We had no realized gains or losses during the period from March 5, 2014, to March 31, 2014.

Critical Accounting Policies

The preparation of our financial statements are in accordance with Generally Accepted Accounting Principles require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our consolidated financial statements.

Valuation of Investments

We measure the value of our investments at fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the Financial Accounting Standards Board, or “FASB.” Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Our Valuation Committee is also responsible for assisting our Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, our Board, with the assistance of our Adviser and its senior investment team and independent valuation agents, is responsible for determining in good faith the fair value in accordance with the valuation policy approved by our Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. We consider a range of fair values based upon the valuation techniques utilized and select the value within that range that was most representative of fair value based on current market conditions as well as other factors our Adviser’s senior investment team considers relevant. Our Board will make this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below.

Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, and excludes transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•                  Our quarterly valuation process begins with each portfolio company or investment being initially valued by our Adviser’s professionals that are responsible for the portfolio investment;

•                  Preliminary valuation conclusions are then documented and discussed with our Adviser’s senior investment team;

•                  Our Valuation Committee then reviews these preliminary valuations;

•                  At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm. However, our Board does not intend to have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10% of our gross assets) independently reviewed; and

•                  Our Board then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Adviser, the respective independent valuation firms and our Valuation Committee.

Debt Investments

The debt investments are primarily loans and equipment financings made to venture growth stage companies focused in technology, life sciences and other high growth industries which are backed by leading venture capital investors. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these type of debt instruments and thus our Adviser’s senior investment team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

To estimate the fair value of our debt investments, we compare the cost basis of the debt investment, which includes original issue discount, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to our investments, in order to determine a comparable range of effective market interest rates for our investments. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

This valuation process includes, among other things, evaluating the underlying investment performance, the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Significant increases (decreases) in these unobservable inputs would result in a significantly higher (lower) fair value measurement.

Under certain circumstances, we may use an alternative technique to value the debt investments that better reflects the fair value of the investment, such as the price paid or realized in a recently completed transaction or a binding offer received in an arms-length transaction, the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability or estimates of proceeds that would be received in a liquidation scenario.

Warrants

Fair value of the warrants are primarily estimated using a Black Scholes option pricing model. Privately-held warrant and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:

•                  Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include option pricing models, including back solve techniques, probability weighted expected return models and other techniques as determined to be appropriate.

•                  Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on comparable publicly-traded companies within indices similar in nature to the underlying company issuing the warrant. Significant increases (decreases) in this unobservable input will result in a significantly higher (lower) fair value.

•                  The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. Significant increases (decreases) in this unobservable input will result in a significantly higher (lower) fair value.

•                  Other adjustments, including a marketability discount on private company warrants, are estimated based on our judgment about the general industry environment. Significant increases (decreases) in this unobservable input will result in a significantly lower (higher) fair value.

•                  Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Significant increases (decreases) in this unobservable input will result in a significantly higher (lower) fair value.

Under certain circumstances we may use an alternative technique to value warrants that better reflects the warrants’ fair values, such as an expected settlement of a warrant in the near term, a model that incorporates a put feature associated with the warrant, or the price paid or realized in a recently completed transaction or binding offer received in an arms-length transaction. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option.

These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments which do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

Equity Investments

The fair value of an equity investment in a privately held company is initially the face value of the amount invested. We adjust the fair value of equity investments in private companies upon the completion of a new third-party round of equity financing subsequent to our investment. We may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. We may also reference comparable transactions and/or secondary market transactions to estimate fair value. The fair value of an equity investment in a publicly-traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments which do not have an active public market. Valuations of privately-held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

Income Recognition

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with our debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized market discounts are recorded as interest income.  Upon prepayment of a loan or debt security, unamortized loan origination fees and unamortized market discounts are recorded as interest income. End-of-term payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted.  Interest is accrued during the life of the loan on the end-of-term payment using the effective interest method as non-cash income.  The end-of-term payment generally ceases accruing to the extent the borrower is unable to pay the remaining principal and interest due.

Realized/Unrealized Gains or Losses

We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the consolidated statement of operations.

Management Fees

We accrue for the base management fee and incentive fee. The accrual for incentive fee includes the recognition of incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized depreciation on investments.

Federal Income Taxes

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our taxable year ending December 31, 2014. Generally, a RIC is not subject to federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. Additionally, a RIC must distribute at least 98% of its ordinary income and 98.2% of its capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the RIC previously paid no U.S. federal income tax to avoid a U.S. federal excise tax.  We intend to distribute sufficient dividends to maintain our RIC status each year and do not anticipate paying any material federal income taxes in the future.

Liquidity and Capital Resources

For the period from March 5, 2014 (commencement of operations), to March 31, 2014, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $90.0 million. Net cash used in purchases and fundings of investments was approximately $142.0 million, reflecting net additional investments in securities.

As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending our credit facility, or the issuance of additional shares of our common stock. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted.

Contractual Obligations

On February 21, 2014, we, through our Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank, acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements.

As of March 31, 2014, we had outstanding borrowings of $20.0 million under this revolving credit facility, which is included in the consolidated statement of assets and liabilities.  We had $130.0 million of remaining capacity on this revolving credit facility.  The table below provides a summary of when payments are due under this revolving credit facility, as of March 31, 2014.

	As of March 31, 2014
Payments Due By Period (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Revolving credit facility	$20,000	$—	$20,000	$—	$—
Total	$20,000	$—	$20,000	$—	$—

As of March 31, 2014, we owed approximately $50.0 million for the acquisition of U.S. Treasury bills, due April 1, 2014. We sold the U.S. Treasury bills on April 1, 2014 and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received.  As of March 31, 2014, these obligations totaled approximately $174 thousand.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not engage in any off-balance sheet financing or hedging arrangements, other than the commitments and contingencies described in this report.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses to our stockholders on an annual basis. Additionally, we must distribute at least 98% of our ordinary income and 98.2% of our capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax.  To the extent our earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a tax-free return of capital to our stockholders.  The Adviser monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax-free return of capital may occur for the year. The tax character of distributions will be determined at the end of the taxable year. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•                                We have entered into the Advisory Agreement with our Adviser. Certain of our officers are also principals of the Adviser.

•                                We have entered into the Administration Agreement with our Administrator. Pursuant to the terms of the Administration Agreement, our Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Certain of our officers are also principals of the Administrator.

•                                We have entered into a license agreement with our Sponsor pursuant to which our Sponsor has agreed to grant us a non-exclusive, royalty-free license to use the name “TriplePoint.”

We have also adopted a Code of Ethics which applies to our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the New York Stock Exchange corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Recent Developments

Dividends

On April 3, 2014, our Board of Directors announced a $0.09 per share dividend, which was paid on April 30, 2014, to stockholders of record on April 15, 2014.

On May 13, 2014, our Board of Directors announced a $0.30 per share dividend, payable on June 17, 2014, to stockholders of record on May 30, 2014.

Recent Portfolio Activity

From April 1, 2014, through May 14, 2014, we closed commitments of $40 million and funded approximately $10.3 million of investments. The Sponsor’s direct origination platform entered into $55.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TriplePoint Capital’s allocation policy.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2014, all of the investments at fair value in our portfolio bore interest at fixed rates. Our credit facility bears interest at a floating rate.  As a result, we are exposed to interest rate risk.  Based on our assessment of this interest rate risk, as of March 31, 2014, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk.

Based on our March 31, 2014 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure.

Change in Interest Rates (dollars in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in investment income

Up 300 basis points	$—	$(608)	$(608)
Up 200 basis points	$—	$(406)	$(406)
Up 100 basis points	$—	$(203)	$(203)
Up 50 basis points	$—	$(101)	$(101)
Down 25 basis points	$—	$38	$38

This analysis is indicative of the potential impact on our investment income as of March 31, 2014, assuming an immediate and sustained change in interest rates as noted.  It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material.  In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4.         Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2014, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the period from March 5, 2014, through March 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

 PART II—OTHER INFORMATION

Item 1.         Legal Proceedings

None of us, our investment adviser or administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our investment adviser or administrator. From time to time, we, our investment adviser or administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our final prospectus filed with the Securities and Exchange Commission on March 7, 2014, which are incorporated into this report on Form 10Q and could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 5, 2014, we sold 257,332 shares of our common stock at $15.00 per share to certain purchasers, including members of our Adviser’s senior investment team and other persons and/or entities associated with our Sponsor, in a separate private placement for aggregate consider of $3.9 million.  The offering was exempt from Securities and Exchange Commission registration under Section 4(2) of the Securities Act.

We used a portion of the proceeds from the concurrent private placement along with a portion of the net proceeds from the initial public offering to pay the outstanding balance on the Bridge Facility we incurred in order to acquire our initial portfolio.  We used the remainder of the proceeds from the offering to fund new loans and operations.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Not applicable.

Item 6.         Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement (1)

3.2	Amended and Restated Bylaws (1)

4.1	Form of Stock Certificate (1)

10.1	Dividend Reinvestment Plan (1)

10.2	Investment Advisory Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Advisers LLC (2)

10.3	Custody Agreement between TriplePoint Venture Growth BDC Corp.and U.S. Bank, N.A. (3)

10.4	Administration Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Administration LLC (2)

10.5	License Agreement between TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC (2)

10.6	Form of Indemnification Agreement between TriplePoint Venture Growth BDC Corp. and each of its directors and executive officers (1)

10.7

Receivables Financing Agreement between TriplePoint Venture Growth BDC Corp., the lenders party thereto, Deutsche Bank AG, Deutsche Bank Trust Company Americas, the other agent parties thereto and U.S. Bank, National Association (3)

10.8	Pledge Agreement between TriplePoint Venture Growth BDC Corp., TPVG Variable Funding Company LLC and Deutsche Bank AG (3)

10.9	Blocked Account Control Agreement between TPVG Variable Funding Company LLC, Deutsche Bank AG and U.S. Bank, National Association (3)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed in connection with the Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.

(2)	Previously filed in connection with the Pre-Effective Amendment No. 2 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on February 24, 2014.

(3)	Previously filed in connection with the Pre-Effective Amendment No. 3 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on March 3, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: May 14, 2014	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Harold F. Zagunis
Harold F. Zagunis, Chief Financial Officer (Principal Financial and Accounting Officer)