Form 10-Q
period 2014-06-30
TriplePoint Venture Growth BDC Corp.
filed 2014-08-11
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 11, 2014 was 9,868,860.

TriplePoint Venture Growth BDC Corp.

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Assets and Liabilities as of June 30, 2014	3
	Consolidated Statement of Operations for the Three Months Ended June 30, 2014 and the Period from March 5, 2014 (Commencement of Operations) to June 30, 2014	4
	Consolidated Statement of Changes in Net Assets for the Period from March 5, 2014 (Commencement of Operations) to June 30, 2014	5
	Consolidated Statement of Cash Flows for the Period from March 5, 2014 (Commencement of Operations) to June 30, 2014	6
	Consolidated Schedule of Investments as of June 30, 2014	7
	Notes to Consolidated Financial Statements as of June 30, 2014	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Forward-Looking Statements	26
	Overview	27
	Portfolio Composition, Investment Activity and Asset Quality	29
	Results of Operations	32
	Critical Accounting Policies	34
	Liquidity and Capital Resources	37
	Recent Developments	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41
SIGNATURES		42

PART I—FINANCIAL INFORMATION

Item 1.                                 Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(condensed and unaudited)

(dollars in thousands, except share data)

As of June 30, 2014
Assets
Investments at fair value (amortized cost of $204,307)	$205,718
Short-term investments at fair value (cost of $59,997)	59,996
Cash	7,048
Restricted cash	1,673
Deferred credit facility costs	2,729
Prepaid expenses	196
Total Assets	277,360

Liabilities
Revolving credit facility payable	68,500
Payable for U.S. Treasury bill assets	59,997
Base management fee payable	674
Income incentive fee payable	219
Accrued capital gains incentive fee	282
Payable to directors and officers	116
Other accrued expenses and liabilities	4,621
Total Liabilities	134,409

Commitments and Contingencies (Note 7)

Net Assets	$142,951

Preferred stock, par value $0.01 per share (50,000,000 shares authorized; no shares issued and outstanding)	$—
Common stock, par value $0.01 per share (450,000,000 shares authorized; 9,868,860 shares issued and outstanding)	99
Paid-in capital in excess of par value	141,859
Net investment income	3,423
Accumulated net unrealized gains	1,410
Dividend distributions	(3,840)
Net Assets	$142,951

Net Asset Value per Share	$14.49

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(condensed and unaudited)

(dollars in thousands, except share data)

	For the Three Months Ended June 30, 2014	For the period from March 5, 2014 (Commencement of Operations) to June 30, 2014
Investment Income
Interest income from investments	$5,394	$6,702
Other income	95	95
Total investment and other income	5,489	6,797

Operating Expenses
Base management fee	674	818
Income incentive fee	219	219
Capital gains incentive fee	7	282
Interest expense and amortization of fees	776	930
Administration agreement expenses	340	392
General and administrative expenses	619	733
Total Operating Expenses	2,635	3,374

Net investment income	2,854	3,423

Net realized gains	—	—
Net change in unrealized gains on investments	36	1,410

Net Increase in Net Assets Resulting from Operations	$2,890	$4,833

Basic and diluted net investment income per share	$0.29	$0.35
Basic and diluted net increase in net assets per share	$0.29	$0.49
Basic and diluted weighted average shares of common stock outstanding	9,849,599	9,847,936

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(condensed and unaudited)

(dollars in thousands except share data)

For the period from March 5, 2014 (Commencement of Operations) to June 30, 2014
Net Assets
Net assets as of March 5, 2014	$25
Net increase in net assets resulting from operations	4,833
Dividend distributions	(3,840)
Common stock issuance, net	141,933
Net assets as of June 30, 2014	$142,951

Capital Share Activity:
Common stock outstanding as of March 5, 2014	1,668
Common stock issued	9,867,192
Common stock outstanding as of June 30, 2014	9,868,860

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(condensed and unaudited)

(dollars in thousands)

For the period from March 5, 2014 (Commencement of Operations) to June 30, 2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$4,833
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Fundings and purchases of investments	(203,019)
Purchases of short-term investments	(59,997)
Principal payments on investments	240
Net change in unrealized gains on investments	(1,410)
Amortization and accretion of premiums and discounts, net	(111)
Accretion of end-of-term payments	(1,417)
Amortization of deferred credit facility costs	317
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	59,997
Prepaid expenses	(196)
Base management fee	674
Income incentive fee payable	219
Accrued capital gains incentive fee	282
Payable to directors and officers	116
Other accrued expenses and liabilities	2,853

Net cash used in operating activities	(196,619)

Cash Flows from Financing Activities:
Borrowing under bridge facility	121,662
Repayment of bridge facility	(121,662)
Borrowings under revolving credit facility	68,500
Dividend distributions, net	(3,455)
Change in restricted cash	(1,673)
Deferred credit facility costs	(1,278)
Net proceeds from issuance of common stock	141,548

Net cash provided by financing activities	203,642

Net change in cash	7,023
Cash at beginning of period	25
Cash at end of period	$7,048

Non-Cash Financing Activities:
Accrued deferred credit facility cost	$1,768

Supplemental Information:
Cash paid during period for interest	$484
Dividend distributions reinvested	$385

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

(condensed and unaudited)

(dollars in thousands)

As of June 30, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
Aerohive Networks, Inc.	Wireless Communications Equipment	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	$2,500	$2,531	$2,542	12/31/2015
		Growth Capital Loan (10.25% interest rate, 6.75% EOT payment)	7,500	7,549	7,738	12/31/2017
Aerohive Networks, Inc. Total			10,000	10,080	10,280
AirStrip Technologies, Inc.	Medical Software and Information Services	Growth Capital Loan (8.75% interest rate, 9.00% EOT payment)	5,000	5,098	5,105	10/31/2016
		Growth Capital Loan 8.75% interest rate, 9.00% EOT payment)	5,000	5,013	5,017	3/31/2017
AirStrip Technologies, Inc. Total			10,000	10,111	10,122
Birchbox, Inc.	E-Commerce — Personal Goods	Growth Capital Loan (10.75% interest rate, 8.00% EOT payment)	2,000	1,978	2,114	5/31/2017
		Growth Capital Loan (10.75% interest rate, 8.00% EOT payment)	3,000	2,959	3,170	6/30/2017
Birchbox, Inc. Total			5,000	4,937	5,284
Coraid, Inc.	Data Storage	Growth Capital Loan (10.00% interest rate, 6.00% EOT payment)	5,000	4,989	4,995	12/31/2016
		Growth Capital Loan 10.00% interest rate, 6.00% EOT payment)	10,000	9,700	9,697	6/30/2017
Coraid, Inc. Total			15,000	14,689	14,692
EndoChoice, Inc.	Medical Device and Equipment	Growth Capital Loan (11.75% interest rate, 8.00% EOT payment)	10,000	9,993	9,998	2/28/2018
		Growth Capital Loan 11.75% interest rate, 8.00% EOT payment)	10,000	9,973	9,972	2/28/2018
EndoChoice, Inc. Total			20,000	19,966	19,970
Harvest Power, Inc.	Biofuels/Biomass	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	20,000	20,374	20,365	11/30/2016
Hayneedle, Inc.	E-Commerce — Household Goods	Growth Capital Loan (12.50% interest rate, 12.00% EOT payment)	15,000	14,892	14,885	8/31/2017
		Growth Capital Loan (12.75% interest rate, 16.00% EOT payment)	5,000	4,958	4,962	12/31/2017
Hayneedle, Inc. Total			20,000	19,850	19,847

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

(condensed and unaudited)

(dollars in thousands)

As of June 30, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date

HouseTrip Limited (1) (3)	Travel and Arrangement / Tourism	Growth Capital Loan (10.00% interest rate, 5.00% EOT payment)	$9,760	$9,525	$9,526	5/31/2017
InMobi, Inc. (1) (3)	Advertising / Marketing	Growth Capital Loan (9.00% interest rate, 5.00% EOT payment)	3,000	3,019	3,024	3/31/2016
		Growth Capital Loan (2) (9.00% interest rate, 5.00% EOT payment)	2,000	1,995	1,994	6/30/2016
		Revolver Loan (9.00% interest rate, 6.00% EOT payment)	5,000	5,018	5,016	12/31/2015
		Revolver Loan (2) (9.00% interest rate, 6.00% EOT payment)	2,000	1,998	1,999	12/31/2015
InMobi, Inc. Total			12,000	12,030	12,033
Lattice Engines, Inc.	Business Applications Software	Growth Capital Loan (8.50% interest rate, 8.00% EOT payment)	5,000	5,082	5,089	12/31/2016
		Growth Capital Loan (8.50% interest rate, 8.00% EOT payment)	2,500	2,487	2,491	3/31/2017
Lattice Engines, Inc. Total			7,500	7,569	7,580
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	10,000	9,578	9,576	6/30/2017
ModCloth, Inc.	E-Commerce — Clothing and Accessories	Growth Capital Loan (10.50% interest rate, 10.00% EOT payment)	1,000	1,029	1,031	6/30/2016
		Growth Capital Loan (10.50% interest rate, 10.00% EOT payment)	2,000	2,050	2,053	7/31/2016
		Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	2,000	2,013	2,015	8/31/2017
		Growth Capital Loan (12.00% interest rate, 11.00% EOT payment)	5,000	5,005	5,009	11/30/2017
		Growth Capital Loan (12.00% interest rate, 11.50% EOT payment)	5,000	4,956	4,959	2/28/2018
		Growth Capital Loan (12.00% interest rate, 7.50% EOT payment)	5,000	4,804	4,804	6/30/2017
		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	913	937	931	8/31/2016

TRIPLEPOINT VENTRE GROWTH BDC CORP. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS
(condensed and unaudited)

(dollars in thousands)

As of June 30, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date

ModCloth, Inc. (continued)		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	$305	$312	$310	10/31/2016
		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	147	147	147	3/31/2017
		Equipment Financing (1) (2)	20	20	20	6/30/2017
		(7.50% interest rate, 15.00% EOT payment)
ModCloth, Inc. Total			21,385	21,273	21,279
Simplivity Corporation	Database Software	Growth Capital Loan (2) (10.00% interest rate, 8.50% EOT payment)	7,000	6,777	6,773	6/30/2018
TechMediaNetwork, Inc.	General Media and Content	Growth Capital Loan (9.25% interest rate, 8.00% EOT payment)	2,500	2,489	2,492	3/31/2017
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	5,005	5,011	12/31/2016
		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	4,987	4,992	1/31/2017
		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	4,969	4,973	2/28/2017
Virtual Instruments Corporation Total			15,000	14,961	14,976

Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	3,000	3,057	3,079	6/30/2016
		Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	5,000	5,078	5,118	12/31/2016
		Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	5,000	4,903	4,978	3/31/2017
Xirrus, Inc. Total			13,000	13,038	13,175

Total Debt Investments			$198,145	$197,247	$197,970

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

(condensed and unaudited)

(dollars in thousands)

As of June 30, 2014

Venture Growth Stage Company	Industry	Type of Investment	Shares	Cost	Fair Value
Warrants
Aerohive Networks, Inc.	Wireless Communications Equipment	Common Stock Warrants	33,993	$153	$39
AirStrip Technologies, Inc.	Medical Software and Information Services	Preferred Stock Warrants	25,886	93	93
Birchbox, Inc.	E-Commerce — Personal Goods	Preferred Stock Warrants	49,829	566	1,487
Coraid, Inc.	Data Storage	Preferred Stock Warrants	157,710	317	317
EndoChoice, Inc.	Medical Device and Equipment	Preferred Stock Warrants	631,672	149	149
Harvest Power, Inc.	Biofuels/Biomass	Common Stock Warrants	67,935	77	77
Hayneedle, Inc.	E-Commerce — Household Goods	Common Stock Warrants	400,000	468	428
HouseTrip SA (1) (3)	Travel and Arrangement / Tourism	Preferred Share Warrants	212,804	93	93
InMobi Pte Ltd. (1) (3)	Advertising / Marketing	Common Share Warrants	40,250	30	24
Inspirato, LLC (2)	Travel and Leisure	Preferred Stock Warrants	1,994	37	29
Lattice Engines, Inc.	Business Applications Software	Preferred Stock Warrants	191,935	39	27
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock Warrants	287,187	751	751
ModCloth, Inc.	E-Commerce — Clothing and Accessories	Common Stock Warrants	419,620	545	515
Nutanix, Inc. (2)	Database Software	Preferred Stock Warrants	45,000	77	77
One Kings Lane, Inc. (2)	E-Commerce - Household Goods	Preferred Stock Warrants	13,635	29	29
Shazam Entertainment Limited (1) (2) (3)	Multimedia/Streaming Software	Ordinary Share Warrants	2,669,479	134	134
Simplivity Corporation (2)	Database Software	Preferred Stock Warrants	252,890	299	299
TechMediaNetwork, Inc.	General Media and Content	Preferred Stock Warrants	36,117	16	16
Virtual Instruments Corporation	Network Systems Management Software	Preferred Stock Warrants	694,788	612	612
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock Warrants	2,159,631	325	302
Total Warrants				$4,810	$5,498

Equity Investments (2)
BirchBox, Inc.	E-Commerce — Personal Goods	Preferred Stock	2,839	$250	$250
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	1,000
Nutanix, Inc.	Database Software	Preferred Stock	137,202	1,000	1,000
Total Equity Investments				$2,250	$2,250

Total Investments in Portfolio Companies				$204,307	$205,718

Short-Term Investments	Cost	Fair Value
U.S. Treasury Bills (2)	$59,997	$59,996

Total Investments	$264,304	$265,714

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARY

CONSOLIDATED SCHEDULE OF INVESTMENTS

(condensed and unaudited)

As of June 30, 2014

NOTES TO CONSOLIDATED SCHEDULE OF INVESTMENTS

Notes applicable to the investments presented in the foregoing table:

Unless otherwise noted, all of the investments in the foregoing table are in entities that are domiciled in the United States and/or have a principal place of business in the United States.

No investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company.

None of the portfolio companies have (i) been in payment default, (ii) extended the original maturity of its loan, (iii) converted from cash pay interest to payment-in-kind interest, or (iv) entered into a material amendment to its loan agreement related to deteriorating financial performance.

As of June 30, 2014, unless otherwise noted, certain of the Company’s debt investments and certain of the Company’s warrants, with an aggregate fair value of $192.1 million, were pledged as collateral for borrowings under the Company’s revolving credit facility.

Notes applicable to the debt investments presented in the foregoing table:

Interest rate is the annual interest rate on the debt investment and does not include any original issue discount, end-of-term (EOT) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.

The EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted.  The EOT payment is amortized and recognized as non-cash income over the loan or lease prior to its payment.

Notes applicable to the equipment financings presented in the foregoing table:

At the end of the term of certain equipment financings, the lessee has the option to purchase the underlying assets at fair market value in certain cases subject to a cap, return the equipment or continue to finance the assets.  The fair market values for these financings have been estimated as a percentage of original cost for purposes of the EOT payment value.

Notes applicable to the warrants presented in the foregoing table:

Warrants are associated with funded debt instruments as well as certain commitments to provide future funding.

Specific notes applicable to specific investments in the foregoing table:

(1)  Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).  As of June 30, 2014, the percentage of non-qualifying assets as a percent of total assets was 12.1%.

(2)  As of June 30, 2014, these debt investments, warrants, equity investments, and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.

(3)  Entity is not domiciled in the United States and does not have its principal place of business in the United States.

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

The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (the “Sponsor”) investment platform. The Company’s investment objective is to maximize total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending to venture growth stage companies focused in technology, life sciences and other high growth industries backed by the Sponsor’s select group of leading venture capital investors.  The Company is externally managed by TPVG Advisers LLC (the “Adviser”) which is registered as an investment adviser under the 1940 Act and is a wholly owned subsidiary of the Sponsor.  The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its services.  The Company has also entered into an administration agreement with TPVG Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and pays fees and expenses for services provided.

The Company has one wholly owned financing subsidiary, TPVG Variable Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established for utilizing the Company’s revolving credit facility.  This subsidiary is consolidated in the financial statements of the Company.

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

Deferred credit facility costs

Deferred credit facility costs represent fees and other expenses incurred in connection with the Company’s revolving credit facility.  These amounts are amortized and included in interest expense in the consolidated statements of operations over the estimated term of the facility.

Other accrued expenses and liabilities

Other accrued expenses and liabilities include interest payable, accounts payable, unfunded commitment liabilities, and commitment deposits received.  Unfunded commitment liabilities reflect the fact that the Company is a party to certain delay draw credit agreements with its portfolio companies, which requires the Company to make future advances at the borrowers’ discretion during a defined loan availability period. The Company’s credit agreements contain customary lending provisions which allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. In certain instances, the borrower may be required to achieve certain milestones before they may request a future advance.  The unfunded obligation associated with these credit agreements is equal to the amount by which the contractual funding commitment exceeds the sum of the amount of funded debt unless the availability period has expired. The fair value at the inception of the agreement of the delay draw credit agreements approximates the fair value of the warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability included in the Company’s consolidated statement of assets and liabilities reflects the fair value of these future funding obligations.

Paid-in Capital

The Company records the proceeds from the sale of its common stock on a net basis to capital stock and paid-in capital in excess of par value, excluding all offering costs.

Income Recognition

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the Company’s debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, unamortized loan origination fees and unamortized market discounts are recorded as interest income. End-of-term (EOT) payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted.  Interest is accrued during the life of the loan on the EOT payment using the effective interest method as non-cash income.  The EOT payment generally ceases accruing to the extent the borrower is unable to pay the remaining principal and interest due.

Other income includes certain fees paid by portfolio companies and the recognition of the value of unfunded commitments that expired during the reporting period.

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

Management Fees

The Company accrues for the base management fee and incentive fee. The accrual for incentive fee includes the recognition of incentive fees on unrealized capital gains, even though such incentive fees are neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized depreciation on investments.

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

Dividends and Distributions

Dividends to common stockholders are recorded on the date the Board declares a dividend.  The Board determines the amount of dividends to be paid each quarter based on a variety of factors including estimates of future earnings.  Net realized capital gains, if any, are intended to be distributed at least annually. The Company will calculate both its current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constituted a return of capital to the Company’s stockholders and that while such distributions are not taxable, they may result in higher capital gains taxes when the shares are eventually sold.

Organizational and Offering Costs

The Company incurred approximately $4.3 million in underwriting fees and $1.75 million in offering costs in completing its initial public offering.  Underwriting fees and organizational and offering costs in excess of this amount were covered by the Adviser.  None of the expenses borne by the Adviser in connection with the Company’s initial public offering above the $1.75 million threshold are subject to recoupment from the Company. Following the Company’s initial public offering, it expects to be responsible for its ongoing organizational and offering expenses, including underwriting fees. The $4.3 million of underwriting fees and the $1.75 million of offering costs that the Company paid were charged against the equity proceeds the Company received.

Per Share Information

Basic and diluted earnings per common share are calculated using the weighted average number of common shares outstanding for the period presented.  For the period presented, basic and diluted earnings per share are the same since there are no potentially dilutive securities outstanding.

Note 3. Related Party Agreements and Transactions

Acquisition of Initial Portfolio

On March 5, 2014, the Company acquired from the Sponsor and certain of its subsidiaries, a select portfolio of investments in venture growth stage companies originated through the Sponsor consisting of funded debt and direct equity investments, future funding obligations and warrants associated with both the funded debt investments and future funding obligations. This initial portfolio included 23 secured loans with an aggregate outstanding principal amount of approximately $119.2 million, two equity investments of approximately $2.0 million and warrants to purchase shares in 15 portfolio companies of approximately $3.2 million. The valuation of this initial portfolio was conducted by the Board in consultation with the Adviser and consideration of valuations performed by a third party valuation firm.

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

The incentive fee, which provides the Adviser with a share of the income it generates for the Company, consists of two components — investment income and capital gains — which are largely independent of each other, with the result that one component may be payable even if the other is not payable.

Under the investment income component, the Company pays the Adviser 20.0% of the amount by which the Company’s pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which the Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of the Company’s pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply.  The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be regulated as a BDC exceeds the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be regulated as a BDC. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be regulated as a BDC minus (y) the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be regulated as a BDC. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since the effective date of the Company’s election to be treated as a BDC.  The Company elected to be regulated as a BDC on March 5, 2014.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss, subject to the total return requirement described in the preceding paragraph. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, the Company may pay the applicable incentive fee even if it has incurred a loss in that quarter due to realized and unrealized capital losses subject to the total return requirement. The Company’s net investment income used to calculate this component of the incentive fee is also included in the amount of the Company’s assets used to calculate the 1.75% base management fee. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuance or repurchase during the current quarter.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s consolidated financial statements and summarized in the table below. The Adviser has agreed not to include the U.S. Treasury bills owned as of March 31, 2014, or as of June 30, 2014, in the determination of gross assets for purposes of determining its base management fee. There were no realized capital gains during these periods and, thus, no capital gains incentive fee was earned or is payable.  The Company did have unrealized appreciation during these periods, and, as a result, accrued capital gains incentive fees for both the three months ended June 30, 2014, and the period from March 5, 2014 (commencement of operations) to June 30, 2014.

Management and Incentive Fee (dollars in thousands)	For the Three Months Ended June 30, 2014	For the period from March 5, 2014 (commencement of operations) to June 30, 2014

Base management fee accrued and payable or paid	$674	$818

Income incentive fee accrued and payable or paid	$219	$219

Capital gains incentive fee accrued	$7	$282

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

The Administrator engages a sub-administrator to provide certain administrative services.  For the three months ended June 30, 2014, and for the period from March 5, 2014 (commencement of operations) to June 30, 2014, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.3 million and $0.4 million, respectively, of which approximately $97,000 and $120,000 was paid or payable to third party service providers, respectively.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

• The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser’s professionals that are responsible for the portfolio investment;

• Preliminary valuation conclusions are then documented and discussed with the Adviser’s senior investment team;

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

This valuation process includes, among other things, evaluating the underlying investment performance and the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations.  These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date..Changes in these unobservable inputs could result in significantly different fair value measurements.

Under certain circumstances, an alternative technique may be used to value certain debt investments that better reflected the fair value of the investment, such as the price paid or realized in a recently completed transaction or a binding offer received in an arm’s length transaction, the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability or estimates of proceeds that would be received in a liquidation scenario.

Warrants

The fair value of the warrants is primarily estimated using a Black Scholes option pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors, but not limited to, the following:

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

•                  Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant.  Increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value.

•                  The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.  Increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value.

•                  Other adjustments, including a marketability discount on private company warrants, are estimated based on the Adviser’s judgment about the general industry environment.  Changes in this unobservable input could result in a significantly different fair value.

•                  Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants.  Increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value.

Under certain circumstances alternative techniques may be used to value certain warrants that better reflect the warrants’ fair values, such as an expected settlement of a warrant in the near term, a model that incorporates a put feature associated with the warrant, or the price paid or realized in a recently completed transaction or binding offer received in an arm’s length transaction. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option.

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

Equity Investments

The fair value of an equity investment in a privately held company is initially the amount invested. The Company adjusts the fair value of equity investments in private companies upon the completion of a new third party round of equity financing subsequent to its investment. The Company may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. The Company may also reference comparable transactions and/or secondary market transactions of comparable companies to estimate fair value. These valuation methodologies involve a significant degree of judgment. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. There is no single standard for determining the estimated fair value of investments which do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

The following is a summary by investment type of the fair value according to inputs used in valuing investments listed in the accompanying consolidated schedule of investments as of June 30, 2014.

Investment Type	As of June 30, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Debt investments	$—	$—	$197,970	197,970
Warrants	—	—	5,498	5,498
Equity investments	—	—	2,250	2,250
Total investments	$—	$—	$205,718	205,718

During the three month period ended June 30, 2014 and for the period from March 5, 2014 (commencement of operations) to June 30, 2014, there were no transfers in or out of any levels.

The following table presents additional information about Level 3 investments measured at fair value for the three months ended June 30, 2014, and for the period from March 5, 2014 (commencement of operations) to June 30, 2014.  Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.  As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended June 30, 2014
Investment Activity			Equity	Total
(dollars in thousands)	Debt Investments	Warrants	Investments	Investments

Fair value as of March 31, 2014	$137,272	$4,377	$2,000	$143,649
Fundings of investments, at cost	59,500	1,279	250	61,029
Principal payments received on investments	(240)			(240)
Amortization and accretion of fixed income premiums and discounts, net	1,244	—	—	1,244
Realized gains	—	—	—	—
Net change in unrealized appreciation included in earnings	194	(158)	—	36
Net change in unrealized appreciation on Level 3 investments still held as of June 30, 2014	$197,970	$5,498	$2,250	$205,718

Level 3	For the period from March 5, 2014 (Commencement of Operations) to June 30, 2014
Investment Activity			Equity	Total
(dollars in thousands)	Debt Investments	Warrants	Investments	Investments

Fair value as of March 5, 2014	$—	$—	$—	$—
Purchases and fundings of investments, at cost (1)	195,959	4,810	2,250	203,019
Principal payments received on investments	(240)			(240)
Amortization and accretion of fixed income premiums and discounts, net	1,528	—	—	1,528
Realized gains	—	—	—	—
Net change in unrealized appreciation included in earnings	723	688	—	1,411
Fair value as of June 30, 2014	$197,970	$5,498	$2,250	$205,718

(1)                     Purchases and fundings of investments include the purchase of the Company’s initial portfolio on March 5, 2014, and fundings of additional investments during the period from March 5, 2014 (commencement of operations) to June 30, 2014.

Realized and unrealized gains and losses are included in net realized gains on investments and net change in unrealized gains on investments in the consolidated statement of operations.  The change in net unrealized gains for Level 3 investments still held at June 30, 2014, was $1.4 million, which was comprised of $0.7 million net unrealized gains from debt investments and $0.7 million net unrealized gains from warrants.

The following table provides a summary of quantitative information about the Level 3 fair value measurements of investments as of June 30, 2014.  In addition to the techniques and inputs noted in the table below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.  The table below is not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of June 30, 2014
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Debt investments	$197,970	Discounted Cash Flows	Discount Rate	10.75% - 18.05% (14.45%)

Warrants	5,046	Black Scholes Model	Share Price and Equity Value	N/A

			Revenue Multiples	1.70x – 7.00x (2.89x)

			Weighted Average Cost of Capital	25.25% – 30.50 (27.13%)

			Volatility	43.38% - 80.00% (57.16%)

			Term	0.75– 3.25 Years (2.37 Years)

			Discount for Lack of Marketability	0.00% - 23.60 (13.24%)

	452	Monte-Carlo Method	Volatility	50.00% - 60.00% (50.53%)

			Term	2.00 – 3.25 Years (3.18Years)

Equity investments	2,250	Market Approach	Price Paid	N/A
Total investments	$205,718

As noted above, as of June 30, 2014, the fair values for all the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date.  For all but two of the warrants, fair values were estimated using the Black Scholes Model and the other two were valued using the Monte-Carlo Method.  The range of the various assumptions and weighted average of these assumptions are summarized in the table above.

As of June 30, 2014, the fair value of debt investments, in the aggregate, closely approximated cost basis given that the portfolio was recently acquired or originated by the Company. Over time, it is expected that fair values and cost bases for these investments may vary.

As of June 30, 2014, the Company had pledged certain of its debt investments and certain of its warrants with an aggregate fair value of $192.1 million for borrowings under its revolving credit facility.

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

As of June 30, 2014, the Company had no delinquencies and no credit losses on any of its debt investments.

Note 6. Borrowings

Bridge Facility

On February 21, 2014, the Company entered into a credit agreement with Deutsche Bank for the purpose of acquiring its initial portfolio.  On March 5, 2014, the Company borrowed approximately $121.7 million under this facility.  On March 11, 2014, the Company paid this borrowing in full with a portion of the net proceeds received in the Company’s initial public offering.  The Company paid approximately $25,000 of interest on this facility.  All other fees and expenses associated with entering into this facility were paid by the Sponsor.

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

Borrowings under this revolving credit facility bear interest at the sum of (i) the commercial paper rate for certain specified lenders and 30-day LIBOR for other lenders or, if LIBOR is unavailable, the higher of Deutsche Bank’s commercial lending rate or the Federal Funds Rate plus 0.50% plus (ii) a margin of 3.5% during the revolving period and 4.5% during the amortization period. Borrowings under this revolving credit facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay to Deutsche Bank a syndication fee in 12 monthly installments, of approximately 1% of the committed facility amount. The Company also agreed to pay Deutsche Bank a fee to act as administrative agent under this revolving credit facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum of any unused borrowings under this credit facility on a monthly basis. This revolving credit facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to Messrs. Labe and Srivastava and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under this credit facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. During the three months ended June 30, 2014, the Company amended the facility to reflect the appointment of a back-up collateral manager.  As of June 30, 2014, the Company was in compliance with all covenants under this credit facility.

At June 30, 2014, the Company had outstanding borrowings of $68.5 million under its revolving credit facility, which is included in the Company’s consolidated statement of assets and liabilities.  Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the credit facility, paying and administrative agent fees, and the amortization of deferred credit facility fees and expenses.  For the three months ended June 30, 2014, interest expense on the revolving credit facility totaled approximately $0.8 million, consisting of approximately $0.3 million of interest expense, approximately $0.2 million of unused facilities expense, and approximately $0.3 million of amortization of deferred credit facility costs and other fees. For the period from March 5, 2014 (commencement of operations) to June 30, 2014, interest expense on the revolving credit facility totaled approximately $0.9 million, consisting of approximately $0.3 million of interest expense, approximately $0.3 million of unused facilities expense, and approximately $0.3 million of amortization of deferred credit facility costs and other fees.

Other Payables

On June 27, 2014, the Company purchased $60.0 million of U.S. Treasury bills for settlement on July 1, 2014.  The associated payable is included in the Company’s consolidated statement of assets and liabilities.

Note 7.  Commitments

As of June 30, 2014, the Company’s unfunded obligations to 14 companies totaled approximately $163.0 million.  Approximately $35.0 million of these unfunded commitments are dependent upon the companies reaching certain milestones before the debt commitment becomes available to them.  Of the approximately $163.0 million of unfunded obligations, approximately $67.5 million will expire during 2014 and approximately $95.5 million will expire during 2015 if not drawn prior to expiration.  As of June 30, 2014, 90.2% of the Company's unfunded commitments were with technology-related companies and 9.8% were with life sciences companies.  In addition, of the approximately $163.0 million of unfunded obligations, approximately $145.0 million represent obligations for growth capital loans, $18.0 million for revolving loans, and approximately $14,000 for equipment financings.  Two funding commitments to two companies expired during the three months ended June 30, 2014. The table below provides our unfunded commitments by customer as on June 30, 2014

Unfunded Commitments	As of
(dollars in thousands)	June 30, 2014

Aerohive Networks, Inc.	$10,000
AirStrip Technologies, Inc.	5,000
Birchbox, Inc.	12,000
EndoChoice, Inc.	10,000
HouseTrip Limited	10,000
InMobi, Inc.	13,000
Inspirato LLC	15,000
Lattice Engines, Inc.	2,500
Mind Candy Limited	15,000
ModCloth, Inc.	14
Nutanix, Inc.	20,000
Shazam Entertainment Limited	20,000
Simplivity Corporation	23,000
Virtual Instruments Corporation	7,500
Total	$163,014

The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability and commitment deposits reflect the fair value of these future funding obligations. As of June 30, 2014, the fair value for these unfunded commitments totaled approximately $1.4 million and is included in the Company’s consolidated statement of assets and liabilities.

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

Note 9. Financial Highlights

The financial highlights presented below are for the three months ended June 30, 2014, and for the period from March 5, 2014 (commencement of operations) to June 30, 2014.  There are no prior periods shown as the Company did not have any operating or investment activity prior to March 5, 2014.

Financial Highlights (dollars in thousands, except share data)	For the Three Months Ended June 30, 2014 or as of June 30, 2014	For the period from March 5, 2014 (commencement of operations) to June 30, 2014, or as of June 30, 2014

Per Share Data
Net asset value at beginning of period	$14.58	$15.00
Offering costs	—	(0.62)
Net investment income	0.29	0.35
Net change in unrealized gain on investments	0.00	0.14
Dividend distributions	(0.39)	(0.39)
Other	0.01	0.01
Net asset value at end of period	$14.49	$14.49

Net investment income per share	$0.29	$0.35
Net increase in net assets per share	$0.29	$0.49

Weighted average shares of common stock outstanding for period	9,849,599	9,847,936
Shares of common stock outstanding at end of period	9,868,860	9,868,860

Ratios / Supplemental Data
Net asset value at end of period	142,951	$142,951
Average net asset value	$143,546	$143,111

Total return based on net asset value (1)	2.1%	3.5%
Net asset value at beginning of period	$14.58	$14.38
Dividends per share during period	$0.39	$0.39
Net asset value at end of period	$14.49	$14.49

Total return based on stock price (2)	3.3%	11.8%
Stock price at beginning of period	$16.24	$15.00
Dividends per share paid during period	$0.39	$0.39
Stock price at end of period	$16.38	$16.38

Weighted average yield on debt investments (3)	14.4%	14.4%
Coupon income on debt investments (3)	11.1%	11.1%
Net accretion of discount and end-of-term payments (3)	3.3%	3.3%

Net investment income to average net asset value (4)	8.0%	7.4%
Net increase in net assets to average net asset value (4)	8.1%	10.5%

Total operating expenses to average net asset value (4)	7.4%	7.3%
Operating expenses excluding incentive fees to average net asset value (4)	6.8%	6.2%
Income component of incentive fees to average net asset value (4)	0.6%	0.5%
Capital gains component of incentive fees to average net asset value (4)	*	0.6%

(1)         Total return based on net asset value (NAV) is the change in ending NAV per share plus dividends per share paid during the period dividend by the beginning NAV per share. The NAV per share as of March 5, 2014 (commencement of operations) is the NAV per share immediately after the Company’s initial public offering. The total return is for the period shown and is not annualized.

(2)         Total return based on stock price is the change in the ending stock price of the Company’s common stock plus dividends paid during the period divided by the beginning stock price of the Company’s common stock. The stock price as of March 5, 2014 (commencement of operations) is the issuance price per share of the Company’s initial public offering.  The total return is for the period shown and is not annualized.

(3)         Weighted average yields are based on the average cost basis of the debt investments for the periods shown and are annualized.

(4)         Percentage is presented on an annualized basis

*:  Less than 0.05%

Note 10. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per common share for the three months ended June 30, 2014, and for the period from March 5, 2014 (commencement of operations) to June 30, 2014.

Basic and Diluted Share Information (dollars in thousands, except share data)	For the Three Months Ended June 30, 2014	For the period from March 5, 2014 (commencement of operations) to June 30, 2014

Net investment income	$2,854	$3,423
Net increase in net assets resulting from operations	$2,890	$4,833

Basic and diluted average weighted shares of common stock outstanding	9,849,599	9,847,936

Basic and diluted investment income per share	$0.29	$0.35
Basic and diluted net increase in net assets per share	$0.29	$0.49

Note 11. Equity Offerings

On March 5, 2014, the Company issued 9,840,665 shares of common stock through an initial public offering and a concurrent private placement offering. A portion of the underwriting fees, or approximately $4.3 million, and $1.75 million of the offering costs were borne by the Company.  The Adviser agreed to pay the balance of the underwriting fees and organizational and offering costs and these fees and costs are not subject to recoupment from the Company. Following the Company’s initial public offering, it expects to be responsible for its ongoing organizational and offering expenses, including underwriting fees. The Company’s portion of the underwriting fees and offering costs were charged against the equity proceeds received.

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

Information on the proceeds raised along with any related underwriting fees and associated offering expenses, and the price at which common stock was issued by the Company, during the period from March 5, 2014 (commencement of operations) to June 30, 2014, is provided in the following table.

Issuance of Common Stock for Period from March 5, 2014 (Commencement of Operations) to June 30, 2014 (dollars in thousands, except share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Gross Offering Price

Initial public offering	3/5/14	8,333,333	$125,000	$3,750	$1,750	$15.00 per share
Exercise of over-allotment option	3/5/14	1,250,000	18,750	562	—	15.00 per share
Private placement	3/5/14	257,332	3,860	—	—	15.00 per share
First quarter 2014 dividend reinvestment	4/30/14	6,038	87	—	—	14.44 per share
Second quarter 2014 dividend reinvestment	6/17/14	20,489	298	—	—	14.54 per share
Total issuance		9,867,192	$147,995	$4,312	$1,750

Prior to the Company’s initial public offering, there were 1,668 shares of common stock outstanding. As a result of the stock issuance summarized above, 9,868,860 shares of common stock were outstanding as of June 30, 2014.

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

During the three months ended June 30, 2014, the Board declared dividends for both the period from March 5, 2014 (commencement of operations) to March 31, 2014 and the second quarter of 2014.  The initial dividend for the period from March 5, 2014 (commencement of operations) to March 31, 2014, of $0.09 per share was paid on April 30, 2014, to stockholders of record as of April 15, 2014.  The second quarter dividend of $0.30 per share was paid on June 17, 2014, to stockholders of record as of May 30, 2014.  It is the Company’s intention to distribute all or substantially of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations through June 30, 2014. The Company will calculate both its current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constituted a return of capital to the Company’s stockholders and that while such distributions are not taxable, they may result in higher capital gains taxes when the shares are eventually sold.

Note 13. Subsequent Events

Dividends

On August 11, 2014, the Board announced a $0.32 per share dividend, payable on September 16, 2014, to stockholders of record on August 29, 2014.

Recent Portfolio Activity

From July 1, 2014, through August 8, 2014, the Company funded approximately $8.3 million of investments and closed $2.5 million in new debt commitments with an existing customer. The Sponsor’s direct origination platform entered into $27.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Sponsor’s allocation policy.

Credit Facility Amendments

On July 18, 2014, the Company amended its Credit Facility by including modifications relating to Section 10.8 (Minimum Equity) which permanently reduced the number of obligors required there under from eight to five thereby increasing the Company’s ability to draw under the Credit Facility.

On August 8, 2014, the Company amended its Credit Facility to increase the total commitments by $50 million to $200 million in aggregate.

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

•      our relationships with third parties including venture capital investors;

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

Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending with warrants to venture growth stage companies focused in technology, life sciences and other high growth industries which are backed by our Sponsor’s select group of leading venture capital investors.

We were formed to expand the venture growth stage business segment of our Sponsor’s global investment platform and are the primary vehicle through which our Sponsor focuses its venture growth stage business.  Our Sponsor is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. Our Sponsor is located on Sand Hill Road in Silicon Valley and has a primary focus in technology, life sciences and other high growth industries. Since the launch of its investment platform in 2006 through December 31, 2013, our Sponsor has successfully raised approximately $1.25 billion of capital commitments from institutional investors, which may be increased to approximately $1.75 billion at the option of one of our Sponsor’s existing institutional investors. To supplement these capital commitments, our Sponsor has secured approximately $1.4 billion of cumulative warehouse-based and other multi-year credit facilities from international banking firms over the same period. Since the launch of our Sponsor’s global investment platform in 2006 through December 31, 2013, our Adviser’s senior investment team has committed and funded approximately $2.3 billion and $1.5 billion, respectively, of capital to more than 355 companies.

We categorize venture capital-backed companies into the following five lifecycle stages of development: seed, early, later, venture growth and public. We originate and invest primarily in venture growth stage companies. Companies at the venture growth stage have distinct characteristics differentiating them from venture capital-backed companies at other stages in their development lifecycle. For example, the venture growth stage companies that we expect to target generally will have completed development of their primary technology and products, meaningful customer sales, experienced management teams, proprietary intellectual property, significant enterprise values and strong capital bases relative to our investments. Additionally, we believe that the credit performance of our venture growth stage companies and the returns associated with lending to these companies is enhanced through our Adviser’s focus on originating investments primarily backed by our Sponsor’s select group of leading venture capital investors. We believe these venture capital investors generally (i) have strong brand recognition and track records, respected reputations and experienced professionals; (ii) have superior selection processes and access to quality investment opportunities; (iii) identify and back experienced entrepreneurs with high potential for success; (iv) invest in companies with innovative and proprietary technology that will expand existing or create new market segments; (v) provide specialized knowledge, expertise and assistance in building and growing these companies into industry-leading enterprises; (vi) support their companies through continued economic support or by assisting them in raising additional capital from new equity investors; (vii) encourage their companies to opportunistically and prudently utilize debt financing; and (viii) generate strong returns through sales and initial public offerings of the companies in which they invest. In addition, we believe our Sponsor’s select group of leading venture capital investors is able to raise additional funds to invest in new companies which should result in more future debt financing opportunities for us.

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

We primarily target investment opportunities in venture growth stage companies. Prospective borrowers must qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally will have many of the following characteristics: (i) financing from a member of our Sponsor’s select group of leading venture capital investors with whom our Sponsor has an established history of providing secured loans alongside equity investments made by these venture capital investors; (ii) focused in technology, life sciences or other high growth industries and targeting an industry segment with a large and/or growing market opportunity; (iii) completion of their primary technology and product development; (iv) meaningful customer sales, commitments or orders and have generated or we believe are reasonably expected to generate within the current fiscal year or on an annualized run rate at least $20 million in revenues and a strong outlook for continued and/or potentially rapid revenue growth; (v) a leadership position in its market (or the potential to establish a leadership position) with potential and/or defensible barriers to entry; (vi) an experienced and relatively complete senior management team with a successful track record; (vii) support from existing venture capital investors in the form of meaningful invested equity capital relative to our investment amount and/or reserved capital or willingness to invest additional capital as needed; (xiii) strong likelihood of raising additional equity capital or achieving an exit in the form of an initial public offering or sale based on our determination; (xix) differentiated products, unique technology, proprietary intellectual property, and/or positive clinical results that may have intrinsic value on a stand-alone and/or liquidation basis; (x) meaningful enterprise value relative to the size of our investment as indicated by a recent equity round valuation or as determined by a third party with, in our Adviser’s senior investment team’s opinion, the potential for upside; (xi) a balanced current financial condition typically with 12 months or more of operating cash runway based on its projected cash burn and/or a path to profitability typically over a three to five year period from the date of our investment; and (xii) upcoming strategic and potential enterprise valuation-accreting business milestones that our investment can help provide operating cash runway for the company to achieve.

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

•                  Returns—We expect that by focusing on relationships, reputation and references, in addition to utilizing our specialized and established credit and monitoring process, we will generate attractive risk-adjusted returns over the long term.

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

We commenced investment activities on March 5, 2014.  In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on March 5, 2014, we acquired our initial portfolio.  The net consideration paid was approximately

$121.7 million which reflected approximately $123.7 million fair of investments less $2.0 million of prepaid interest, commitment deposits, and value of unfunded commitments.  We financed the acquisition of our initial portfolio by using a portion of a $200.0 million bridge facility provided by Deutsche Bank.  On March 11, 2014, we completed our initial public offering and sold 9,840,655 shares of common stock (including 1,250,000 shares of common stock through the underwriters’ exercise of their overallotment option and the concurrent private placement of 257,332 shares of common stock to our Adviser’s senior team and other persons associated with our Sponsor) of our common stock at an offering price of $15.00 per share.  We received $141.6 million of net proceeds in connection with the initial public offering and concurrent private placement, net of the portion of underwriting fees and offering costs we paid.  We used a portion of these net proceeds to pay down all amounts outstanding under the Bridge Facility and terminated the Bridge Facility in conjunction with such repayment.

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

As of June 30, 2014, we had 62 investments in 21 companies.  Our investments include 39 debt investments, 20 warrant investments, and three direct equity investments. The total cost and fair value of these investments were $204.3 million and $205.7 million, respectively.  As of June 30, 2014, one of our customers was publicly traded.  At June 30, 2014, the 39 debt investments with an aggregate fair value of approximately $198.0 million had an underwritten weighted average loan to enterprise value ratio at the time of origination of approximately 6.7%.

The following table provides information on the cost, fair value, and net unrealized gains of our investments in companies along with the number of companies in our portfolio as of June 30, 2014.

	As of June 30, 2014
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains	Number of Investments	Number of Companies

Debt investments	$197,247	$197,970	$723	39	16
Warrants	4,810	5,498	688	20	20
Equity investments	2,250	2,250	—	3	3
Total Investments in Portfolio Companies	$204,307	$205,718	1,411	62	21	*

* Represents non-duplicative number of companies.

The following table shows the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2014.

	As of June 30, 2014
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments

Wireless Communications Equipment	$23,795	11.5%
E-Commerce - Clothing and Accessories	21,794	10.6
Biofuels/Biomass	20,443	9.9
E-Commerce - Household Goods	20,304	9.9
Medical Device and Equipment	20,118	9.8
Network Systems Management Software	15,588	7.5
Data Storage	15,009	7.3
Advertising / Marketing	12,057	5.9
Entertainment	10,327	5.0
Medical Software and Information Services	10,215	5.0
Travel and Arrangement / Tourism	9,619	4.7
Database Software	8,150	4.0
Business Applications Software	7,607	3.7
E-Commerce - Personal Goods	7,021	3.4
General Media and Content	2,508	1.2
Software Development Tools	1,000	0.5
Multimedia / Streaming Software	134	0.1
Travel and Leisure	29	*
Total investments in portfolio companies	$205,718	100.0

*Less than 0.05%

The following table presents the product type of our debt investments as of June 30, 2014.

	As of June 30, 2014
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments

Growth capital loans	$189,548	95.8%
Revolving loans	7,014	3.5
Equipment financings	1,408	0.7
Total debt investments	$197,970	100.0%

Approximately 19.2% of the debt investments in our portfolio as of June 30, 2014, based on the aggregate fair value, consisted of growth capital loans where the borrower has a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien.

Investment Activity

During the three months ended June 30, 2014, we entered into four new commitments with four new customers totaling $95.0 million, funded ten debt investments for $61.0 million in principal value, and acquired warrants representing approximately $1.3 million of value.  During the period from March 5, 2014 (commencement of operations) to June 30, 2014, we entered into six new commitments with five new customers and one existing customer totaling $102.5 million, we funded 16 debt investments for $79.2 million in principal value, and acquired warrants representing approximately $1.6 million of value.  We had no prepayments during the three months ended June 30, 2014 or for the period from March 5, 2014 (commencement of operations) to June 30, 2014.

As of June 30, 2014, our unfunded obligations to 14 companies totaled approximately $163.0 million.  Approximately $35.0 million of these unfunded commitments are dependent upon the companies reaching certain milestones before the debt commitment becomes available to them.  Of the approximately $163.0 million of unfunded obligations, approximately $67.5 million will expire during 2014 and approximately $95.5 million will expire during 2015 if not drawn prior to expiration.  As of June 30, 2014, 90.2% of our unfunded commitments were with technology-related companies and 9.8% were with life sciences companies.  In addition, of the approximately $163.0 million of unfunded obligations, approximately $145.0 million represent obligations for growth capital loans, $18.0 million for revolving loans, and approximately $14,000 for equipment financings.  Two funding commitments to two customers expired during the three months ended June 30, 2014.

The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability and commitment deposits reflect the fair value of these future funding obligations. As of June 30, 2014, the fair value for these unfunded commitments totaled approximately $1.4 million and is included in the Company’s consolidated statement of assets and liabilities.

Our level of investment activity can vary substantially from period to period as our Adviser chooses to slow or accelerate new business originations depending on market conditions, rate of investment of our Sponsor’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, our funding capacity (including availability under our credit facilities and our ability or inability to raise equity or debt capital), and other market dynamics.

The following table shows the debt commitments, fundings, and non-binding term sheet activity during the three months ended June 30, 2014 and for the period from March 5, 2014 (commencement of operations) to June 30, 2014.

Commitments and Fundings Since Acquisition of Initial Portfolio (dollars in thousands)	For the Three Months Ended June 30, 2014	For the Period From March 5, 2014 (commencement of operations) to June 30, 2014

Debt Commitments
New customers	$95,000	$97,500
Existing customers	—	5,000
Total	$95,000	$102,500

Funded Debt Investments
New customers	$27,000	$29,500
Existing customers	34,021	49,677
Total	$61,021	$79,177

Equity Investments
New customers	$—	$—
Existing customers	250	250
Total	$250	$250

Non-Binding Term Sheets
New customers	$55,000	$75,000
Existing customers	2,500	7,500
Total	$57,500	$82,500

On June 27, 2014, we acquired $60.0 million in U.S. Treasury bills, which were sold on July 1, 2014.

Asset Quality

Consistent with our Sponsor’s existing policies, our Adviser maintains a credit watch list with borrowers placed into five groups based on our Advisor’s senior investment team’s judgment, where 1 is the highest rating and all new loans are assigned a rating of 2.

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

During the three months ended June 30, 2014, there were no changes within these categories.  As of June 30, 2014, the weighted average investment ranking of our debt investment portfolio was 1.97.  The following table shows the credit rankings for the sixteen portfolio companies that had outstanding obligations to us as of June 30, 2014.

	As of June 30, 2014
			Number of
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Portfolio Companies

Clear (1)	$5,284	2.7%	1
White (2)	192,686	97.3	15
Yellow (3)	—	—	—
Orange (4)	—	—	—
Red (5)	—	—	—
	$197,970	100.0%	16

Results of Operations

An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments are the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

For the three months ended June 30, 2014, our net increase in net assets resulting from operations was approximately $2.9 million, consisting almost entirely of net investment income as the net change in unrealized gains on investments during this period was approximately $36,000.  On a per share basis, our net investment income and our net increase in net assets per share were both $0.29 per share. Our core investment income was $0.29 per share and is discussed further below.  For the period from March 5, 2014 (commencement of operations) to June 30, 2014, our net increase in net assets resulting from operations was approximately $4.8 million, consisting of approximately $3.4 million in net investment income and approximately $1.4 million in net change in unrealized gains on investments.  On a per share basis, net investment income was $0.35 per share and the net change in unrealized gains was $0.49 per share. Our core net investment income was $0.38 per share.

Net Increase in Net Assets (dollars in thousands, except per share amounts)	For the Three Months Ended June 30, 2014	For the period from March 5, 2014 (commencement of operations) to June 30, 2014

Investment and Other Income
Interest income from investments	$5,394	$6,702
Other income	95	95
Total Investment and Other Income	5,489	6,797

Operating Expenses
Base management fee	674	818
Income incentive fee	219	219
Capital gains incentive fee	7	282
Interest expense	776	930
Administration agreement expenses	340	392
General and administrative expenses	619	733
Total Operating Expenses	2,635	3,374

Net investment income	2,854	3,423
Net realized gains	—	—
Net change in unrealized gains on investments	36	1,410

Net Increase in Net Assets Resulting from Operations	$2,890	$4,833

Core net investment income per share	$0.29	$0.38
Net investment income per share	$0.29	$0.35
Net increase in net assets per share	$0.29	$0.49

Weighted average shares of common stock outstanding	9,849,599	9,847,936

The table below reconciles GAAP net income to core net investment income.  Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fees. We believe an important measure of the investment income that we will be required to distribute this year is core net investment income as capital gains incentive fees are accrued based on unrealized gains but is not earned until realized gains occur.  Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year.  For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation.  The capital gains component of the incentive fee is not subject to any minimum return to stockholders.  During the three months ended June 30, 2014, and period from March 5, 2014 (commencement of operations) to June 30, 2014, no capital gains were realized.  For the period from March 5, 2014 (commencement of operations) to June 30, 2014, we reported approximately $1.4 million in unrealized capital gains and accrued approximately $282,000 in capital gains incentive fee, of which approximately $7,000 was recorded for the three months ended June 30, 2014.

Net Investment Income and Core Net Investment Income (dollars in thousands, except per share amounts)	For the Three Months Ended June 30, 2014	For the Period from March 5, 2014 (commencement of operations) to June 30, 2014

Net Investment Income	$2,854	$3,423
Capital gains incentive fee	7	282
Core Net Investment Income	$2,861	$3,705

Net Investment Income per Share	$0.29	$0.35
Capital gains incentive fee per share	*	0.03
Core Net Investment Income per Share	$0.29	$0.38

*Less than $0.005 per share.

Investment income includes interest income on our debt investments utilizing the effective yield method and includes cash interest income as well as the amortization of purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization of the end-of-term payments.  For the three months ended June 30, 2014, investment income totaled approximately $5.4 million, representing a weighted average yield of approximately 14.4% on the average balance of debt investments for the period held.  This was up slightly from the approximately 14.3% weighted average yield during the period from March 5, 2014 (commencement of operations) to March 31, 2014, as the weighted average yield on new fundings during the three months ended was approximately 14.6%. For the period from March 5, 2014 (commencement of operations) to June 30, 2014, investment income totaled approximately $6.7 million, representing a weighted average yield of approximately 14.4% on the average balance of our investments for the period held. The weighted average yields reported for these periods reflect the weighted average yields to maturities and should the portfolio companies choose to repay their loan earlier, our weighted average yields will increase for those debt investments affected but may reduce our weighted average yields on the remaining portfolio in future quarters.

For both the three months ended June 30, 2014 and for the period from March 5, 2014 (commencement of operations) to June 30, 2014, we recognized approximately $0.1 million in other income from certain fees paid by companies and the recognition of the value of unfunded commitments that expired during these periods.

For the three months ended June 30, 2014, total operating expenses were approximately $2.6 million, comprising of approximately $0.9 million in base management and incentive fees, approximately $0.8 million in interest expense, approximately $0.3 million in administrative agreement expenses, and approximately $0.6 million in general and administrative expenses.  For the period from March 5, 2014 (commencement of operations) to June 30, 2014, total operating expenses were approximately $3.4 million, comprising of approximately $1.3 million in base management and incentive fees, approximately $0.9 million in interest expense, approximately $0.4 in administrative agreement expenses, and approximately $0.8 million in general and administrative expenses.  We anticipate operating expenses will increase over time as our portfolio grows. Our management fee will increase as we grow our asset base and our earnings exceed the hurdle rate for the investment income incentive fee.  Capital gains incentive fee will depend on realized and unrealized gains and losses. As a percent of totals assets and net assets, we anticipate operating expenses will decrease over time as our portfolio and capital base grow. For determining the base management fee, the Adviser has agreed not to include the U.S Treasury bill assets in the calculation of the gross assets. Interest expense will increase as we utilize more of our credit facility, and we expect fees per the administrative agreement and general and administrative agreements will increase to meet the additional requirements associated with servicing a larger portfolio.

During the three months ended June 30, 2014, our net change in unrealized gains on investments was approximately $36,000 consisting of approximately $194,000 net change in unrealized gains on debt and short-term investments and approximately $158,000 net change in unrealized losses on warrants.  During the period from March 5, 2014 (commencement of operations), to June 30, 2014, our net change in unrealized gains on investments was approximately $1.4 million, consisting of approximately $0.7 million of net change in unrealized gains on debt investments and approximately $0.7 million of net change in unrealized gains on warrants.  Net change in unrealized gain on investments per share as of June 30, 2014 was $0.14.  Net change in unrealized gains in subsequent periods could be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and many other factors.

The table below summarizes the unrealized gains and losses in our investment portfolio as of June 30, 2014.

	As of June 30, 2014
Unrealized Gains and Losses (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments

Unrealized gains	$759	$921	$—	$1,680
Unrealized losses	(36)	(233)	—	(269)
Net unrealized gains	$723	$688	$—	$1,411

We had no realized gains or losses during the three months ended June 30, 2014 or for the period from March 5, 2014 (commencement of operations) to June 30, 2014.

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

This valuation process includes, among other things, evaluating the underlying investment performance, the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Increases (decreases) in these unobservable inputs could result in a significantly higher (lower) fair value measurement.

Under certain circumstances, we may use an alternative technique to value the debt investments that better reflects the fair value of the investment, such as the price paid or realized in a recently completed transaction or a binding offer received in an arm’s length transaction, the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability or estimates of proceeds that would be received in a liquidation scenario.

Warrants

Fair values of the warrants are primarily estimated using a Black Scholes option pricing model. Privately held warrant and equity-related securities are valued based on an analysis of various factors including, but not limited to, the following:

•                   Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include option pricing models, including back solve techniques, probability weighted expected return models, and other techniques as determined to be appropriate.

•                   Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on comparable publicly-traded companies within indices similar in nature to the underlying company issuing the warrant. Increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value.

•                   The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. Increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value.

•                   Other adjustments, including a marketability discount on private company warrants, are estimated based on our judgment about the general industry environment. Increases (decreases) in this unobservable input could result in a significantly lower (higher) fair value.

•                   Historical portfolio experience on cancellations and exercises of warrants are utilized as the basis for determining the estimated life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. Increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value.

Under certain circumstances we may use an alternative technique to value warrants that better reflects the warrants’ fair values, such as an expected settlement of a warrant in the near term, a model that incorporates a put feature associated with the warrant, or the price paid or realized in a recently completed transaction or binding offer received in an arm’s length transaction. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option.

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

Equity Investments

The fair value of an equity investment in a privately held company is initially the amount invested. We adjust the fair value of equity investments in private companies upon the completion of a new third party round of equity financing subsequent to our investment. We may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. We may also reference comparable transactions and/or secondary market transactions to estimate fair value. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments which do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

Income Recognition

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with our debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized market discounts are recorded as interest income.  Upon prepayment of a loan or debt security, unamortized loan origination fees and unamortized market discounts are recorded as interest income. EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted.  Interest is accrued during the life of the loan on the EOT payment using the effective interest method as non-cash income.  The EOT payment generally ceases accruing to the extent the borrower is unable to pay the remaining principal and interest due.

Other income includes certain fees paid by portfolio companies and the recognition of the value of unfunded commitments that expired during the reporting period.

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

Liquidity and Capital Resources

For the period from March 5, 2014 (commencement of operations) to June 30, 2014, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $196.6 million.  Cash provided by financing activities, including net proceeds from issuance of common stock and net borrowings, was $203.6 million. As of June 30, 2014, cash, including restricted cash, was approximately $8.7 million.

As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending our credit facility, or the issuance of additional shares of our common stock of debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted.

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

As of June 30, 2014, we had outstanding borrowings of $68.5 million under this revolving credit facility, which is included in the consolidated statement of assets and liabilities.  We had $81.5 million of remaining capacity on this revolving credit facility.  The table below provides a summary of when payments are due under this revolving credit facility, as of June 30, 2014.

	As of June 30, 2014
Payments Due By Period (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Revolving credit facility	$68,500	$—	$68,500	$—	$—
Total	$68,500	$—	$68,500	$—	$—

As of June 30, 2014, we owed approximately $60.0 million due July 1, 2014, for the acquisition of U.S. Treasury bills. We sold the U.S. Treasury bills on July 1, 2014 and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received during the three months ended June 30, 2014.  As of June 30, 2014, the outstanding obligations totaled approximately $1.1 million.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not engage in any off-balance sheet financing or hedging arrangements, other than the commitments and contingencies described in this report.

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

Recent Developments

Dividends

On August 11, 2014, our Board of Directors announced a $0.32 per share dividend, payable on September 16, 2014, to stockholders of record on August 29, 2014.

Recent Portfolio Activity

From July 1, 2014, through August 8, 2014, we funded approximately $8.3 million of investments and closed $2.5 million in new commitments with an existing customer. Our Sponsor’s direct origination platform entered into $27.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with our Sponsor’s allocation policy.

Credit Facility Amendments

On July 18, 2014, we amended our Credit Facility by including modifications relating to Section 10.8 (Minimum Equity) which permanently reduced the number of obligors required there under from eight to five thereby increasing our ability to draw under the Credit Facility.

On August 8, 2014, we amended our Credit Facility to increase the total commitments by $50 million to $200 million in aggregate.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a change in market interest rates will not have a material adverse effect on our net investment income.

As of June 30, 2014, all of the debt investments at fair value in our portfolio bore interest at fixed rates. Our credit facility bears interest at a floating rate.  As a result, we are exposed to interest rate risk.  Based on our assessment of this interest rate risk, as of June 30, 2014, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Based on our June 30, 2014 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure.

Change in Interest Rates (dollars in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in investment income

Up 300 basis points	$—	$(2,084)	$(2,084)
Up 200 basis points	$—	$(1,389)	$(1,389)
Up 100 basis points	$—	$(695)	$(695)
Up 50 basis points	$—	$(347)	$(347)
Down 25 basis points	$—	$129	$129

This analysis is indicative of the potential impact on our investment income as of June 30, 2014, assuming an immediate and sustained change in interest rates as noted.  It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material.  In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2014, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated there under.

During the three months ended June 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                 Defaults Upon Senior Securities

Not applicable.

Item 4.                                 Mine Safety Disclosures

Not applicable.

Item 5.                                 Other Information

Not applicable.

Item 6.                                 Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Document

10.1	Letter Agreement amending the Credit Facility, dated June 5, 2014 (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 10, 2014)

10.2	Letter Agreement amending the Credit Facility, dated July 18, 2014 (incorporated by reference from the Company’s Current Report on Form 8-K filed on July 23, 2014)

10.3	Letter Agreement amending the Credit Facility, dated August 8, 2014 (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 11, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: August 11, 2014	By:	/s/ James P. Labe
James P. Labe , Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Harold F. Zagunis
Harold F. Zagunis , Chief Financial Officer (Principal Financial and Accounting Officer)