Form 10-Q
period 2014-09-30
TriplePoint Venture Growth BDC Corp.
filed 2014-10-27
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 24, 2014 was 9,891,575

TriplePoint Venture Growth BDC Corp.

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Assets and Liabilities as of September 30, 2014	3
	Consolidated Statement of Operations for the Three Months Ended September 30, 2014 and the Period from March 5, 2014 (Commencement of Operations) to September 30, 2014	4
	Consolidated Statement of Changes in Net Assets for the Period from March 5, 2014 (Commencement of Operations) to September 30, 2014	5
	Consolidated Statement of Cash Flows for the Period from March 5, 2014 (Commencement of Operations) to September 30, 2014	6
	Consolidated Schedule of Investments as of September 30, 2014	7
	Notes to Consolidated Financial Statements as of September 30, 2014	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Forward-Looking Statements	27
	Overview	28
	Portfolio Composition, Investment Activity and Asset Quality	30
	Results of Operations	33
	Critical Accounting Policies	35
	Liquidity and Capital Resources	38
	Recent Developments	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
SIGNATURES		43

PART I—FINANCIAL INFORMATION

Item 1.                      Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(condensed and unaudited)

(dollars in thousands, except per share data)

As of September 30, 2014
Assets
Investments at fair value (amortized cost of $245,489)	$247,717
Short-term investments at fair value (cost of $50,000)	49,998
Cash	7,543
Restricted cash	2,374
Deferred credit facility costs	3,184
Prepaid expenses	218
Total Assets	311,034

Liabilities
Revolving credit facility payable	109,000
Payable for U.S. Treasury bill assets	50,000
Base management fee payable	850
Income incentive fee payable	938
Accrued capital gains incentive fee	512
Payable to directors and officers	109
Other accrued expenses and liabilities	4,829
Total Liabilities	166,238

Commitments and Contingencies (Note 7)

Net Assets	$144,796

Preferred stock, par value $0.01 per share (50,000,000 shares authorized; no shares issued and outstanding)	$—
Common stock, par value $0.01 per share (450,000,000 shares authorized; 9,891,575 shares issued and outstanding)	99
Paid-in capital in excess of par value	142,188
Net investment income	6,946
Accumulated net unrealized gains	2,561
Dividend distributions	(6,998)
Net Assets	$144,796

Net Asset Value per Share	$14.64

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(condensed and unaudited)

(dollars in thousands, except per share data)

	For the Three Months Ended September 30, 2014	For the period from March 5, 2014 (Commencement of Operations) to September 30, 2014
Investment Income
Interest income from investments	$7,802	$14,504
Other income	56	152
Total investment and other income	7,858	14,656

Operating Expenses
Base management fee	850	1,668
Income incentive fee	938	1,157
Capital gains incentive fee	230	512
Interest expense and amortization of fees	1,370	2,300
Administration agreement expenses	344	737
General and administrative expenses	604	1,336
Total Operating Expenses	4,336	7,710

Net investment income	3,522	6,946

Net realized gains	—	—
Net change in unrealized gains on investments	1,151	2,561

Net Increase in Net Assets Resulting from Operations	$4,673	$9,507

Basic and diluted net investment income per share	$0.36	$0.70
Basic and diluted net increase in net assets per share	$0.47	$0.96
Basic and diluted weighted average shares of common stock outstanding	9,872,564	9,858,725

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(condensed and unaudited)

(dollars in thousands)

For the period from March 5, 2014 (Commencement of Operations) to September 30, 2014
Net Assets
Net assets as of March 5, 2014	$25
Net increase in net assets resulting from operations	9,507
Dividend distributions	(6,998)
Common stock issuance, net	142,262
Net assets as of September 30, 2014	$144,796

Capital Share Activity:
Common stock outstanding as of March 5, 2014	1,668
Common stock issued	9,889,907
Common stock outstanding as of September 30, 2014	9,891,575

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(condensed and unaudited)

(dollars in thousands)

For the period from March 5, 2014 (Commencement of Operations) to September 30, 2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$9,507
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Fundings and purchases of investments	(243,099)
Purchases and sales of short-term investments, net	(50,000)
Principal payments on investments	1,049
Net change in unrealized gains on investments	(2,226)
Amortization and accretion of premiums and discounts, net	(343)
Accretion of end-of-term payments	(3,096)
Amortization of deferred credit facility costs	643
Change in restricted cash	(2,374)
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	50,000
Prepaid expenses	(218)
Base management fee	850
Income incentive fee payable	938
Accrued capital gains incentive fee	512
Payable to directors and officers	109
Other accrued expenses and liabilities	3,641

Net cash used in operating activities	(234,107)

Cash Flows from Financing Activities:
Borrowing under bridge facility	121,662
Repayment of bridge facility	(121,662)
Borrowings under revolving credit facility	109,000
Dividend distributions, net	(6,284)
Deferred credit facility costs	(2,639)
Net proceeds from issuance of common stock	141,548

Net cash provided by financing activities	241,625

Net change in cash	7,518
Cash at beginning of period	25
Cash at end of period	$7,543

Non-Cash Financing Activities:
Accrued deferred credit facility cost	$1,188

Supplemental Information:
Cash paid during period for interest	$1,414
Dividend distributions reinvested	$714

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(condensed and unaudited)

(dollars in thousands)

As of September 30, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
Aerohive Networks, Inc.	Wireless Communications Equipment	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	$2,500	$2,549	$2,580	12/31/2015
		Growth Capital Loan (10.25% interest rate, 6.75% EOT payment)	7,500	7,584	7,847	12/31/2017
Aerohive Networks, Inc. Total			10,000	10,133	10,427
AirStrip Technologies, Inc.	Medical Software and Information Services	Growth Capital Loan (8.75% interest rate, 9.00% EOT payment)	5,000	5,149	5,164	10/31/2016
		Growth Capital Loan	5,000	5,062	5,071	3/31/2017
		(8.75% interest rate, 9.00% EOT payment)
		Growth Capital Loan	5,000	4,997	4,999	7/31/2017
		(8.75% interest rate, 9.00% EOT payment)
AirStrip Technologies, Inc. Total			15,000	15,208	15,234
Birchbox, Inc.	E-Commerce — Personal Goods	Growth Capital Loan (10.75% interest rate, 8.00% EOT payment)	2,000	1,994	2,159	5/31/2017
		Growth Capital Loan	3,000	2,983	3,239	6/30/2017
		(10.75% interest rate, 8.00% EOT payment)
Birchbox, Inc. Total			5,000	4,977	5,398
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (11.50% interest rate, 9.50% EOT payment)	6,000	5,837	5,837	9/30/2017
Coraid, Inc.	Data Storage	Growth Capital Loan	5,000	5,030	5,043	12/31/2016
		(10.00% interest rate, 6.00% EOT payment)
		Growth Capital Loan	10,000	9,789	9,798	6/30/2017
		(10.00% interest rate, 6.00% EOT payment)
Coraid, Inc. Total			15,000	14,819	14,841

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(condensed and unaudited)

(dollars in thousands)

As of September 30, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
EndoChoice, Inc.	Medical Device and Equipment	Growth Capital Loan (11.75% interest rate, 8.00% EOT payment)	$10,000	$10,041	$10,053	2/28/2018
		Growth Capital Loan (11.75% interest rate, 8.00% EOT payment)	10,000	9,987	9,993	2/28/2018
		Growth Capital Loan (11.75% interest rate, 8.00% EOT payment)	10,000	9,947	9,945	2/28/2018
EndoChoice, Inc. Total			30,000	29,975	29,991
Harvest Power, Inc.	Biofuels/ Biomass	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	20,000	20,501	20,492	11/30/2016
Hayneedle, Inc.	E-Commerce — Household Goods	Growth Capital Loan (12.50% interest rate, 12.00% EOT payment)	15,000	15,012	15,004	8/31/2017
		Growth Capital Loan	5,000	5,016	5,024	12/31/2017
		(12.75% interest rate, 16.00% EOT payment)
Hayneedle, Inc. Total			20,000	20,028	20,028
HouseTrip Limited (1) (3)	Travel and Arrangement / Tourism	Growth Capital Loan (10.00% interest rate, 5.00% EOT payment)	10,000	9,872	9,896	11/30/2016
InMobi, Inc. (1) (3)	Advertising / Marketing	Growth Capital Loan (9.00% interest rate, 5.00% EOT payment)	3,000	3,046	3,057	3/31/2016
		Growth Capital Loan (9.00% interest rate, 5.00% EOT payment)	2,000	2,012	2,016	6/30/2016
		Revolver Loan (Prime + 5.75% interest rate, 6.00% EOT payment)	5,000	5,078	5,077	12/31/2015
		Revolver Loan (Prime + 5.75% interest rate, 6.00% EOT Payment)	2,000	2,024	2,024	12/31/2015
		Revolver Loan (Prime + 5.75% interest rate, 6.00% EOT payment)	3,000	3,027	3,027	12/31/2015
		Revolver Loan (Prime + 5.75% interest rate, 6.00% EOT payment)	8,000	8,053	8,053	12/31/2015
InMobi, Inc. Total			23,000	23,240	23,254

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(condensed and unaudited)

(dollars in thousands)

As of September 30, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Lattice Engines, Inc.	Business Applications Software	Growth Capital Loan (8.50% interest rate, 8.00% EOT payment)	$5,000	$5,127	$5,140	12/31/2016
		Growth Capital Loan (8.50% interest rate, 8.00% EOT payment)	2,500	2,513	2,519	3/31/2017
Lattice Engines, Inc. Total			7,500	7,640	7,659
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	10,000	9,685	9,692	6/30/2017
ModCloth, Inc.	E-Commerce — Clothing and Accessories	Growth Capital Loan (10.50% interest rate, 10.00% EOT payment)	1,000	1,040	1,044	6/30/2016
		Growth Capital Loan (10.50% interest rate, 10.00% EOT payment)	2,000	2,072	2,079	7/31/2016
		Growth Capital Loan	2,000	2,030	2,034	8/31/2017
		(12.00% interest rate, 10.50% EOT payment)
		Growth Capital Loan	5,000	5,045	5,053	11/30/2017
		(12.00% interest rate, 11.00% EOT payment)
		Growth Capital Loan	5,000	4,997	5,004	2/28/2018
		(12.00% interest rate, 11.50% EOT payment)
		Growth Capital Loan	5,000	4,865	4,873	6/30/2017
		(12.00% interest rate, 7.50% EOT payment)
		Equipment Financing (1)	895	921	912	8/31/2016
		(7.50% interest rate, 15.00% EOT payment)
		Equipment Financing (1)	311	318	316	10/31/2016
		(7.50% interest rate, 15.00% EOT payment)
		Equipment Financing (1)	149	150	150	3/31/2017
		(7.50% interest rate, 15.00% EOT payment)
		Equipment Financing (1)	19	20	20	6/30/2017
		(7.50% interest rate, 15.00% EOT payment)
		Equipment Financing (1)	13	12	12	7/31/2017
		(7.50% interest rate, 15.00% EOT payment)
ModCloth, Inc. Total			21,387	21,470	21,497

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(condensed and unaudited)

(dollars in thousands)

As of September 30, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
SimpliVity Corporation	Database Software	Growth Capital Loan (10.00% interest rate,	$7,000	$6,817	$6,815	6/30/2018
		8.50% EOT payment)
TechMediaNetwork, Inc.	General Media and Content	Growth Capital Loan (9.25% interest rate,	2,500	2,516	2,522	3/31/2017
		8.00% EOT payment)
		Growth Capital Loan	2,500	2,465	2,464	9/30/2017
		(9.25% interest rate, 8.00% EOT payment)
TechMediaNetwork, Inc. Total			5,000	4,981	4,986
Thrillist Media Group, Inc. (2)	General Media and Content	Growth Capital Loan (Prime + 8.50% interest rate, 9.00% EOT	5,000	4,549	4,548	9/30/2017
		payment)
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	5,057	5,069	12/31/2016
		Growth Capital Loan	5,000	5,039	5,049	1/31/2017
		(9.50% interest rate, 9.25% EOT payment)
		Growth Capital Loan	5,000	5,020	5,030	2/28/2017
		(9.50% interest rate, 9.25% EOT payment)
Virtual Instruments Corporation Total			15,000	15,116	15,148
Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	2,663	2,755	2,776	6/30/2016
		Growth Capital Loan (11.50% interest rate,	4,564	4,689	4,727	12/31/2016
		8.50% EOT payment)
		Growth Capital Loan	5,000	4,967	5,041	3/31/2017
		(11.50% interest rate, 8.50% EOT payment)
Xirrus, Inc. Total			12,227	12,411	12,544
Total Debt Investments			$237,114	$237,259	$238,287

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(condensed and unaudited)

(dollars in thousands)

As of September 30, 2014

Venture Growth Stage Company	Industry	Type of Warrant or Equity	Shares	Cost	Fair Value
Warrants
Aerohive Networks, Inc.	Wireless Communications Equipment	Common Stock	33,993	$153	$18
AirStrip Technologies, Inc.	Medical Software and Information Services	Preferred Stock	31,063	112	95
Birchbox, Inc.	E-Commerce — Personal Goods	Preferred Stock	49,829	566	1,487
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	95
Coraid, Inc.	Data Storage	Preferred Stock	157,710	317	300
ECPM Holdings, LLC	Medical Device and Equipment	Class A Units	947,508	224	224
Harvest Power, Inc.	Biofuels/Biomass	Common Stock	67,935	77	77
Hayneedle, Inc.	E-Commerce — Household Goods	Common Stock	400,000	468	375
HouseTrip SA (1) (3)	Travel and Arrangement / Tourism	Preferred Share	212,804	93	93
InMobi Pte Ltd. (1) (3)	Advertising / Marketing	Ordinary Shares	48,500	35	22
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37	43
Lattice Engines, Inc.	Business Applications Software	Preferred Stock	191,935	39	27
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	732
ModCloth, Inc.	E-Commerce — Clothing and Accessories	Common Stock	419,620	545	500
Nutanix, Inc. (2)	Database Software	Preferred Stock	45,000	77	213
One Kings Lane, Inc. (2)	E-Commerce - Household Goods	Preferred Stock	13,635	29	29
Shazam Entertainment Limited (1) (2) (3)	MultiMedia / Streaming Software	Ordinary Share	2,669,479	134	125
SimpliVity Corporation	Database Software	Preferred Stock	252,890	299	299
TechMediaNetwork, Inc.	General Media and Content	Preferred Stock	72,234	31	31
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	283,401	712	712
Virtual Instruments Corporation	Network Systems Management Software	Preferrence Shares	694,788	612	593
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	2,159,631	325	269
Total Warrants				$5,730	$6,359

Equity Investments (2)
BirchBox, Inc	E-Commerce — Personal Goods	Preferred Stock	2,839	$250	$250
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	250
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	1,000
Nutanix, Inc.	Database Software	Preferred Stock	137,202	1,000	1,571
Total Equity Investments				$2,500	$3,071

Total Investments in Portfolio Companies				$245,489	$247,717

				Cost	Fair Value
Short-Term Investments (2)
U.S. Treasury Bills				$50,000	$49,998
Total Short-Term Investments				$50,000	$49,998

Total Investments				$295,489	$297,715

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(condensed and unaudited)

As of September 30, 2014

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

As of September 30, 2014, unless otherwise noted, certain of the Company’s debt investments and certain of the Company’s warrants, with an aggregate fair value of approximately $239.0 million, were pledged for borrowings under the Company’s revolving credit facility.

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

Specific notes applicable to specific investments in the foregoing table:

(1)  Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2014, non-qualifying assets as a percentage of total assets was 16.5%.

(2)  As of September 30, 2014, these debt investments, warrants, equity investments, and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.

(3)  Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4)  Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(condensed and unaudited)

Note 1. Organization

TriplePoint Venture Growth BDC Corp. (the “Company”), a Maryland corporation, was formed on June 28, 2013 and priced its initial public offering and commenced investment operations on March 5, 2014. The Company is structured as an externally-managed non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, the Company expects to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company has two wholly owned subsidiaries; TPVG Variable Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established for utilizing the Company’s revolving credit facility, and TPVG Investment LLC, an entity established for holding certain of the Company’s investments in order to benefit from the tax treatment of these investments and create a tax structure that is more advantageous with respect to the Company’s RIC status. These subsidiaries are consolidated in the financial statements of the Company.

Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the periods presented. All intercompany account balances and transactions have been eliminated.

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

Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities include interest payable, accounts payable, unfunded commitment liabilities, and commitment deposits received. Unfunded commitment liabilities reflect the fact that the Company is a party to certain delay draw credit agreements with its portfolio companies, which requires the Company to make future advances at the borrowers’ discretion during a defined loan availability period. The Company’s credit agreements contain customary lending provisions which allow the Company relief from funding previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. In certain instances, the borrower may be required to achieve certain milestones before they may request a future advance. The unfunded obligation associated with these credit agreements is equal to the amount by which the contractual funding commitment exceeds the sum of the amount of funded debt unless the availability period has expired. The fair value at the inception of the agreement of the delay draw credit agreements approximates the fair value of the warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability included in the Company’s consolidated statement of assets and liabilities reflects the fair value of these future funding commitments.

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

U.S. Federal Income Taxes

The Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M the Code, for U.S. federal income tax purposes, beginning with the Company’s taxable year ending December 31, 2014. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. Additionally, a RIC must distribute at least 98% of its ordinary income and 98.2% of its capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the RIC previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. The Company intends to distribute sufficient dividends to maintain the Company’s RIC status each year and does not anticipate paying any material U.S. federal income taxes in the future.

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

Organizational and Offering Costs

The Company incurred $1.75 million in offering costs in completing its initial public offering, which were charged against paid-in capital. Organizational and offering costs in excess of this amount were paid by the Adviser. None of the expenses borne by the Adviser in connection with the Company’s initial public offering above the $1.75 million threshold are subject to recoupment from the Company. Following the Company’s initial public offering, it expects to be responsible for all of its ongoing organizational and offering expenses.

Per Share Information

Basic and diluted earnings per common share are calculated using the weighted average number of common shares outstanding for the period presented. For the period presented, basic and diluted earnings per share are the same since there are no potentially dilutive securities outstanding.

Note 3. Related Party Agreements and Transactions

Acquisition of Initial Portfolio

On March 5, 2014, the Company acquired from the Sponsor and certain of its subsidiaries, a select portfolio of investments in venture growth stage companies originated through the Sponsor consisting of funded debt and direct equity investments, future funding commitments and warrants associated with both the funded debt investments and future funding commitments. This initial portfolio included 23 secured loans with an aggregate outstanding principal amount of approximately $119.2 million, two equity investments of approximately $2.0 million and warrants to purchase shares in 15 portfolio companies of approximately $3.2 million. The valuation of this initial portfolio was conducted by the Board in consultation with the Adviser and consideration of valuations performed by a third party valuation firm.

The funding for the acquisition of this portfolio was provided through a credit facility (the “Bridge Facility”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). The fees and expenses associated with entering into the Bridge Facility were covered by the Sponsor. The Bridge Facility, along with the interest expense incurred thereon, was repaid in full on March 11, 2014, with a portion of the proceeds from the initial public offering.

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

Under the investment income component, the Company pays the Adviser 20.0% of the amount by which the Company’s pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which the Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of the Company’s pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be treated as a BDC exceeds the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be treated as a BDC. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be treated as a BDC minus (y) the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be treated as a BDC. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since the effective date of the Company’s election to be treated as a BDC. The Company elected to be treated as a BDC on March 5, 2014.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s consolidated financial statements and summarized in the table below. The Adviser has agreed not to include the U.S. Treasury bills acquired at the end of each of the first three quarters of 2014 in the calculation of gross assets for purposes of determining its base management fee. There were no realized capital gains since the inception of the Company and, thus, no capital gains incentive fee was earned or is payable. The Company did have unrealized appreciation during these periods, and, as a result, accrued a capital gains incentive fee for both the three months ended September 30, 2014, and the period from March 5, 2014 (commencement of operations) to September 30, 2014.

Management and Incentive Fee (dollars in thousands)	For the Three Months Ended September 30, 2014	For the period from March 5, 2014 (commencement of operations) to September 30, 2014

Base management fee accrued and payable or paid	$850	$1,668

Income incentive fee accrued and payable or paid	$938	$1,157

Capital gains incentive fee accrued	$230	$512

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

The Administrator engages a sub-administrator to provide certain administrative services. For the three months ended September 30, 2014, and for the period from March 5, 2014 (commencement of operations) to September 30, 2014, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.3 million and $0.7 million, respectively, of which approximately $59,000 and $179,000, respectively, were paid or payable to third party service providers.

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

The Valuation Committee of the Board is responsible for assisting the Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board, with the assistance of the Adviser and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and generally selects a value within that range that most represents fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant. The Board makes this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

• The Valuation Committee then reviews these preliminary valuations and makes fair value recommendations to the Board;

• At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm. However, the Board does not intend to have de minimis investments of less than 1.0% of the Company’s gross assets (up to an aggregate of 10% of the Company’s gross assets) independently reviewed; and

• The Board then discusses valuations and determines, in good faith, the fair value of each investment in the Company’s portfolio based on the input of the Adviser, the respective independent valuation firms and the Valuation Committee.

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

This valuation process includes, among other things, evaluating the underlying investment performance and the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Changes in these unobservable inputs could result in significantly different fair value measurements.

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

The following is a summary by investment type of the fair value according to inputs used in valuing investments listed in the accompanying consolidated schedule of investments as of September 30, 2014.

Investment Type	As of September 30, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total

Debt investments	$—	$—	$238,287	238,287
Warrants	—	—	6,359	6,359
Equity investments	—	—	3,071	3,071
Short-term investments	49,998	—	—	49,998
Total investments	$49,998	$—	$247,717	297,715

During the three month period ended September 30, 2014 and for the period from March 5, 2014 (commencement of operations) to September 30, 2014, there were no transfers in or out of any levels.

The following table presents additional information about Level 3 investments measured at fair value for the three months ended September 30, 2014, and for the period from March 5, 2014 (commencement of operations) to September 30, 2014. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended September 30, 2014
Investment Activity			Equity	Total
(dollars in thousands)	Debt Investments	Warrants	Investments	Investments

Fair value as of June 30, 2014	$197,970	$5,498	$2,250	$205,718
Fundings of investments, at cost	38,909	921	250	40,080
Principal payments received on investments	(809)	—	—	(809)
Amortization and accretion of fixed income premiums and discounts, net	1,911	—	—	1,911
Realized gains	—	—	—	—
Net change in unrealized appreciation included in earnings	306	(60)	571	817
Net change in unrealized appreciation on Level 3 investments still held as of September 30, 2014	$238,287	$6,359	$3,071	$247,717

Level 3	For the period from March 5, 2014 (Commencement of Operations) to September 30, 2014
Investment Activity			Equity	Total
(dollars in thousands)	Debt Investments	Warrants	Investments	Investments

Fair value as of March 5, 2014	$—	$—	$—	$—
Fundings of investments, at cost (1)	234,869	5,730	2,500	243,099
Principal payments received on investments	(1,049)	—	—	(1,049)
Amortization and accretion of fixed income premiums and discounts, net	3,439	—	—	3,439
Realized gains	—	—	—	—
Net change in unrealized appreciation included in earnings	1,028	629	571	2,228
Net change in unrealized appreciation on Level 3 investments still held as of September 30, 2014	$238,287	$6,359	$3,071	$247,717

(1)                     Purchases and fundings of investments include the purchase of the Company’s initial portfolio on March 5, 2014, and fundings of additional investments during the period from March 5, 2014 (commencement of operations) to September 30, 2014.

Realized and unrealized gains and losses are included in net realized gains on investments and net change in unrealized gains on investments in the consolidated statement of operations. The change in net unrealized gains for Level 3 investments still held at September 30,

2014, was approximately $2.2 million, which was comprised of approximately $1.0 million net unrealized gains from debt investments, approximately $0.6 million net unrealized gains from warrants, and approximately $0.6 million net unrealized gains from equity investments. In addition to the unrealized gain and losses for Level 3 investments there were unrealized losses of approximately $2,000 on U.S. Treasury bills and unrealized gains on unfunded commitments of approximately $0.3 million as of September 30, 2014.

The following table provides a summary of quantitative information about the Level 3 fair value measurements of investments as of September 30, 2014. In addition to the techniques and inputs noted in the table below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The table below is not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of September 30, 2014
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Debt investments	$238,287	Discounted Cash Flows	Discount Rate	10.75% - 19.54% (14.61%)

Warrants	6,124	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A

			Revenue Multiples	0.80x – 8.00x (2.71x)

			Weighted Average Cost of Capital	24.00% – 30.50% (27.10%)

			Volatility	41.15% - 70.00% (53.02%)

			Term	0.50– 4.00 Years (2.34 Years)

			Discount for Lack of Marketability	0.00% - 27.00% (14.09%)

	213	Option-Pricing Method and Probability-Weighted Expected Return Method	Volatility Term	70.00% 0.75 – 2.00 Years (1.12 Years)

	22	Monte-Carlo Method	Volatility	60.00%

			Term	2.00 Years

Equity investments	1,571	Option-Pricing Method and Probability-Weighted Expected Return Method	Volatility Term	70.00% 0.75 - 2.00 Years (1.12 Years)

	1,500	Market Approach	Price Paid	N/A
Total investments	$247,717

As of September 30, 2014, the fair values for all the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date. For all but two warrant positions, fair values were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model.  One warrant position was valued using the Monte-Carlo Method to account for the possibility of a strike price reset based on future performance of that company’s common stock. One warrant position and one equity investment were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method given the outlook for that company. The other equity investments were valued using the market approach. The range of the various assumptions and weighted averages of these assumptions are summarized in the table above.

As of September 30, 2014, the fair value of debt investments, in the aggregate, closely approximated cost basis given that the portfolio was recently acquired or originated by the Company. Over time, it is expected that fair values and cost bases for these investments may vary.

As of September 30, 2014, the Company had pledged certain of its debt investments and certain of its warrants with an aggregate fair value of approximately $239.0 million for borrowings under its revolving credit facility.

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

As of September 30, 2014, the Company had no delinquencies and no credit losses on any of its debt investments.

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

Revolving Credit Facility

On February 21, 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements. On August 8, 2014, the Company amended its Credit Facility to increase the total commitments available there under by $50.0 million to $200.0 million in aggregate.

Borrowings under this revolving credit facility bear interest at the sum of (i) the commercial paper rate for certain specified lenders and 30-day LIBOR for other lenders or, if LIBOR is unavailable, the higher of Deutsche Bank’s commercial lending rate or the Federal Funds Rate plus 0.50% plus (ii) a margin of 3.5% during the revolving period and 4.5% during the amortization period. Borrowings under this revolving credit facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay to Deutsche Bank a syndication fee in 12 monthly installments, of approximately 1% of the committed facility amount. The Company also agreed to pay Deutsche Bank a fee to act as administrative agent under this revolving credit facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum of any unused borrowings under this credit facility on a monthly basis. This revolving credit facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to Messrs. Labe and Srivastava and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under this credit facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. As of September 30, 2014, the Company was in compliance with all covenants under this credit facility.

At September 30, 2014, the Company had outstanding borrowings of $109.0 million under its revolving credit facility, which is included in the Company’s consolidated statement of assets and liabilities. Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the credit facility, paying and administrative agent fees, and the amortization of deferred credit facility fees and expenses. For the three months ended September 30, 2014, interest expense on the revolving credit facility totaled approximately $1.4 million, consisting of approximately $0.9 million of interest expense, approximately $0.2 million of unused facilities expense, and approximately $0.3 million of amortization of deferred credit facility costs and other fees. For the period from March 5, 2014 (commencement of operations) to September 30, 2014, interest expense on the revolving credit facility totaled approximately $2.3 million, consisting of approximately $1.2 million of interest expense, approximately $0.4 million of unused facilities expense, and approximately $0.7 million of amortization of deferred credit facility costs and other fees.

Other Payables

On September 29, 2014, the Company purchased $50.0 million of U.S. Treasury bills for settlement on October 1, 2014. The associated payable is included in the Company’s consolidated statement of assets and liabilities.

Note 7. Commitments

As of September 30, 2014, the Company’s unfunded commitments to 13 companies totaled $138.0 million, of which $43.5 million are dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Of the $138.0 million of unfunded commitments, $36.5 million will expire during 2014 and $101.5.0 million will expire during 2015 if not drawn prior to expiration. As of September 30, 2014, $116.0 million of the Company’s unfunded commitments were with technology-related companies and $22.0 million were with non-technology related companies. In addition, $131.0 million represent commitments for growth capital loans and $7.0 million for revolving loans. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. It is generally expected that less than 75% of the Company’s unfunded commitments will eventually be drawn. The table below provides the Company’s unfunded commitments by customer as of September 30, 2014.

Unfunded Commitments	As of
(dollars in thousands)	September 30, 2014

Aerohive Networks, Inc.	$10,000
Birchbox, Inc.	12,000
Cambridge Broadband Network Limited	1,000
HouseTrip Limited	10,000
InMobi, Inc.	2,000
Inspirato LLC	10,000
Lattice Engines, Inc.	2,500
Mind Candy Limited	15,000
Nutanix, Inc.	20,000
Shazam Entertainment Limited	20,000
SimpliVity Corporation	23,000
Thrillist Media Group, Inc.	5,000
Virtual Instruments Corporation	7,500
Total	$138,000

The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability and commitment deposits reflect the fair value of these future funding commitments. As of September 30, 2014, the fair value for these unfunded commitments totaled approximately $1.3 million and is included in the Company’s consolidated statement of assets and liabilities.

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

Note 9. Financial Highlights

The financial highlights presented below are for the three months ended September 30, 2014, and for the period from March 5, 2014 (commencement of operations) to September 30, 2014. There are no prior periods shown as the Company did not have any operating or investment activity prior to March 5, 2014.

Financial Highlights (dollars in thousands, except per share data)	For the Three Months Ended September 30, 2014 or as of September 30, 2014	For the period from March 5, 2014 (commencement of operations) to September 30, 2014, or as of September 30, 2014

Per Share Data
Initial public offering price (1)	$—	$15.00
Front end sales charges (1)	—	(0.44)
Net proceeds (1)		14.56
Offering costs (1)	—	(0.18)
Net asset value at beginning of period	14.49	14.38
Net investment income	0.36	0.70
Net change in unrealized gain on investments	0.11	0.26
Dividend distributions	(0.32)	(0.71)
Other	—	0.01
Net asset value at end of period	$14.64	$14.64

Net investment income per share	$0.36	$0.70
Net increase in net assets per share	$0.47	$0.96

Weighted average shares of common stock outstanding for period	9,872,564	9,858,725
Shares of common stock outstanding at end of period	9,891,575	9,891,575

Ratios / Supplemental Data
Net asset value at beginning of period	$142,951	$141,572
Net asset value at end of period	$144,796	$144,796
Average net asset value	$143,702	$143,370

Total return based on net asset value per share (2)	3.3%	6.9%
Net asset value per share at beginning of period	$14.49	$14.38
Dividends per share during period	$0.32	$0.71
Net asset value per share at end of period	$14.64	$14.64

Total return based on stock price (3)	(8.8)%	2.2%
Stock price at beginning of period	$16.38	$15.00
Dividends per share paid during period	$0.32	$0.71
Stock price at end of period	$14.61	$14.61

Weighted average portfolio yield (4)	14.5%	14.4%
Coupon income (4)	10.9%	11.0%
Accretion of discount (4)	0.4%	0.3%
Accretion of end-of-term payments (4)	3.2%	3.1%

Net investment income to average net asset value (5)	9.7%	8.4%
Net increase in net assets to average net asset value (5)	12.9%	11.5%

Total operating expenses to average net asset value (5)	12.0%	9.3%
Operating expenses excluding incentive fees to average net asset value (5)	8.8%	7.3%
Income component of incentive fees to average net asset value (5)	2.6%	1.4%
Capital gains component of incentive fees to average net asset value (5)	0.6%	0.6%

(1)         The presentation of these line items has been recast from versions previously filed in the Company’s quarterly reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014 in order to disaggregate the impact of front end sales charges from the offering costs in connection with the Company’s initial public offering.

(2)         Total return based on net asset value (NAV) is the change in ending NAV per share plus dividends per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. The NAV per share as of March 5, 2014 (commencement of operations) is the NAV per share immediately after the Company’s initial public offering. The total return is for the period shown and is not annualized.

(3)         Total return based on stock price is the change in the ending stock price of the Company’s common stock plus dividends paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning stock price of the Company’s common stock. The stock price as of March 5, 2014 (commencement of operations) is the issuance price per share of the Company’s initial public offering. The total return is for the period shown and is not annualized.

(4)         Weighted average portfolio yields for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

(5)         Percentage is presented on an annualized basis.

Note 10. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per common share for the three months ended September 30, 2014, and for the period from March 5, 2014 (commencement of operations) to September 30, 2014.

Basic and Diluted Share Information (dollars in thousands, except per share data)	For the Three Months Ended September 30, 2014	For the period from March 5, 2014 (commencement of operations) to September 30, 2014

Net investment income	$3,522	$6,946
Net increase in net assets resulting from operations	$4,673	$9,507

Basic and diluted average weighted shares of common stock outstanding	9,872,564	9,858,725

Basic and diluted investment income per share	$0.36	$0.70
Basic and diluted net increase in net assets per share	$0.47	$0.96

Note 11. Equity Offerings

On March 5, 2014, the Company issued 9,840,665 shares of common stock through an initial public offering and a concurrent private placement offering and received net proceeds of approximately $143.3 million. A portion of the offering costs,, or $1.75 million, were borne by the Company and charged against paid-in capital. The Adviser agreed to pay the balance of the organizational and offering costs and a portion of the front end sales charges, which amounts are not subject to recoupment from the Company. Following the Company’s initial public offering, it expects to be responsible for all of its ongoing organizational and offering expenses.

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

Information on the proceeds raised along with any related front end sales charges and associated offering expenses, and the price at which common stock was issued by the Company, during the period from March 5, 2014 (commencement of operations) to September 30, 2014, is provided in the following table.

Issuance of Common Stock for Period from March 5, 2014 (Commencement of Operations) to September 30, 2014 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Front End Sales Charges	Offering Expenses	Gross Offering Price

Initial public offering	3/5/14	8,333,333	$125,000	$3,750	$1,750	$15.00 per share
Exercise of over-allotment option	3/5/14	1,250,000	18,750	562	—	15.00 per share
Private placement	3/5/14	257,332	3,860	—	—	15.00 per share
First quarter 2014 dividend reinvestment	4/30/14	6,038	87	—	—	14.44 per share
Second quarter 2014 dividend reinvestment	6/17/14	20,489	298	—	—	14.54 per share
Third quarter 2014 dividend reinvestment	9/16/14	22,715	329	—	—	14.50 per share
Total issuance		9,889,907	$148,324	$4,312	$1,750

Prior to the Company’s initial public offering, there were 1,668 shares of common stock outstanding. As a result of the stock issuance summarized above, 9,891,575 shares of common stock were outstanding as of September 30, 2014.

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

During the three months ended September 30, 2014, the Board declared dividends for the third quarter of 2014. This third quarter dividend of $0.32 per share was paid on September 16, 2014, to stockholders of record as of August 29, 2014.  The Board previously declared a first quarter dividend of $0.09 per share which was paid on April 30, 2014, to stockholders of record as of April , 2014, and a second quarter dividend of $0.30 per share which was paid on June 17, 2014, to stockholders of record as of May 30, 2014.  For the period from March 5, 2014 (commencement of operations) through September 30, 2014, total dividends of $0.71 per share have been declared and paid.

It is the Company’s intention to distribute all or substantially of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations through September 30, 2014. The Company will calculate both its current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constituted a return of capital to the Company’s stockholders and that while such distributions are not taxable, they may result in higher capital gains taxes when the shares are eventually sold.

Note 13. Subsequent Events

Dividends

On October 27, 2014, the Board announced a $0.36 per share dividend, payable on December 16, 2014, to stockholders of record on November 28, 2014.

Recent Portfolio Activity

From October 1, 2014, through October 27, 2014, the Company funded approximately $12.5 million of investments and closed $20.0 million in new debt commitments with an existing customer. The Sponsor’s direct origination platform entered into $110.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Sponsor’s allocation policy. In addition, one customer, Birchbox, Inc., paid off the amounts outstanding under its growth capital loans totaling $5.0 million early along with the associated end-of-term payments and the Company terminated its remaining unfunded obligation to that customer.

Item 2.                                                                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (or, the Exchange Act). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such sections. The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to “the Company”, “we”, “us”, and “our” refer to TriplePoint Venture Growth BDC Corp. and its subsidiaries.

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

•                              the impact and timing of our unfunded commitments;

•                              the expected market for venture capital investments;

•                              the performance of our existing portfolio and other investments we may make in the future;

•                              the impact of investments that we expect to make;

•                              actual and potential conflicts of interest with TriplePoint Capital LLC’s (our “Sponsor”) and TPVG Advisers LLC (our “Adviser”) and its senior investment team and Investment Committee;

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2014.

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

We commenced investment activities on March 5, 2014. In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on March 5, 2014, we acquired our initial portfolio. The net consideration paid was approximately $121.7 million which reflected approximately $123.7 million fair of investments less $2.0 million of prepaid interest, commitment deposits, and value of unfunded commitments. We financed the acquisition of our initial portfolio by using a portion of a $200.0 million bridge facility provided by Deutsche Bank. On March 11, 2014, we completed our initial public offering and sold 9,840,655 shares of common stock (including 1,250,000 shares of common stock through the underwriters’ exercise of their overallotment option and the concurrent private placement of 257,332 shares of common stock to our Adviser’s senior team and other persons associated with our Sponsor) of our common stock at an offering price of $15.00 per share. We received $141.6 million of net proceeds in connection with the initial public offering and concurrent private placement, net of the portion of front end charges and offering costs we paid. We used a portion of these net proceeds to pay down all amounts outstanding under the Bridge Facility and terminated the Bridge Facility in conjunction with such repayment.

On February 21, 2014, we entered into a credit agreement, or the Credit Facility, with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements. On August 8, 2014, we amended our Credit Facility to increase the total commitments by $50 million to $200 million in aggregate.

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

As of September 30, 2014, we had 73 investments in 23 companies. Our investments include 47 debt investments, 22 warrant investments, and four direct equity investments. The total cost and fair value of these investments were approximately $245.5 million and approximately $247.7 million, respectively. As of September 30, 2014, one of our customers was publicly traded. At September 30, 2014, the 47 debt investments with an aggregate fair value of approximately $238.3 million had a weighted average loan to enterprise value at the time of origination ratio of approximately 8.0%.

The following table provides information on the cost, fair value, and net unrealized gains of our investments in companies along with the number of companies in our portfolio as of September 30, 2014.

	As of September 30, 2014
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains	Number of Investments	Number of Companies

Debt investments	$237,259	$238,287	$1,028	47	18
Warrants	5,730	6,359	629	22	22
Equity investments	2,500	3,071	571	4	4
Total Investments in Portfolio Companies	$245,489	$247,717	2,228	73	23	*

* Represents non-duplicative number of companies.

The following table shows the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2014.

	As of September 30, 2014
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments

Medical Device and Equipment	$30,214	12.2%
Wireless Communications Equipment	29,190	11.8
Advertising / Marketing	23,276	9.4
E-Commerce - Clothing and Accessories	21,995	8.9
Biofuels/Biomass	20,570	8.3
E-Commerce - Household Goods	20,432	8.2
Network Systems Management Software	15,741	6.4
Medical Software and Information Services	15,330	6.2
Data Storage	15,142	6.1
Entertainment	10,424	4.2
General Media and Content	10,278	4.1
Travel and Arrangement / Tourism	9,989	4.0
Database Software	8,898	3.6
Business Applications Software	7,686	3.1
E-Commerce - Personal Goods	7,135	2.9
Software Development Tools	1,000	0.4
Travel and Leisure	293	0.1
Multimedia / Streaming Software	124	0.1
Total investments in portfolio companies	$247,717	100.0

The following table presents the product type of our debt investments as of September 30, 2014.

	As of September 30, 2014
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments

Growth capital loans	$218,698	91.8%
Revolving loans	18,180	7.6
Equipment financings	1,409	0.6
Total debt investments	$238,287	100.0%

Approximately 21.5% of the debt investments in our portfolio as of September 30, 2014, based on the aggregate fair value, consisted of growth capital loans where the borrower has a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien.

Investment Activity

During the three months ended September 30, 2014, we entered into three new commitments with two new customers and one existing customer totaling $19.5 million, funded nine debt investments for approximately $39.8 million in principal value, acquired warrants representing approximately $0.9 million of value and made an equity investment of approximately $0.2 million. During the period from March 5, 2014 (commencement of operations) to September 30, 2014, we entered into nine new commitments with seven new customers and two existing customers totaling $122.0 million, we funded 25 debt investments for approximately $118.9 million in principal value, acquired warrants representing approximately $2.5 million of value, and made two equity investments totaling approximately $0.5 million.

As of September 30, 2014, our unfunded commitments to 13 companies totaled $138.0 million of which $43.5 million is dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. These commitments are available for a limited time and $36.5 million will expire during 2014 and $101.5 million will expire during 2015 if not drawn prior to expiration. As of September 30,

2014, $116.0 million of these unfunded commitments were with technology-related companies and $22.0 million were with non-technology related companies. In addition, $131.0 million represent commitments for growth capital loans and $7.0 million for revolving loans. Since these commitments may expire without being drawn upon unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. It is generally expected that less than 75% of the Company’s unfunded commitments will eventually be drawn.

The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability and commitment deposits reflect the fair value of these future funding commitments. As of September 30, 2014, the fair value for these unfunded commitments totaled approximately $1.3 million and is included in our consolidated statement of assets and liabilities.

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity during the three months ended September 30, 2014 and for the period from March 5, 2014 (commencement of operations) to September 30, 2014.

Commitments and Fundings Since Acquisition of Initial Portfolio (dollars in thousands)	For the Three Months Ended September 30, 2014	For the Period From March 5, 2014 (commencement of operations) to September 30, 2014

Debt Commitments
New customers	$17,000	$114,500
Existing customers	2,500	7,500
Total	$19,500	$122,000

Funded Debt Investments	$39,754	$118,931

Equity Investments	$250	$500

Non-Binding Term Sheets	$177,000	$259,500

On September 29, 2014, we acquired $50.0 million in U.S. Treasury bills, which were sold on October 1, 2014.  For the period from March 5, 2014 (commencement of operations) to September 30, 2014, we acquired approximately $160.0 million of U.S. Treasury bills and sold approximately $110.0 million of U.S. Treasury bills.

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

During the three months ended September 30, 2014, there were two changes within these categories. One borrower was moved to Clear from White based on their strong financial profile and liquidity position. Another borrower was moved to Yellow from White based on their performing behind plan and reducing their revenue projections for the year. As of September 30, 2014, the weighted average investment ranking of our debt investment portfolio was 1.97. The following table shows the credit rankings for the 18 portfolio companies that had outstanding obligations to us as of September 30, 2014.

	As of September 30, 2014
			Number of
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Portfolio Companies

Clear (1)	$15,825	6.6%	2
White (2)	212,770	89.3	15
Yellow (3)	9,692	4.1	1
Orange (4)	—	—	—
Red (5)	—	—	—
	$238,287	100.0%	18

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

For the three months ended September 30, 2014, our net increase in net assets resulting from operations was approximately $4.7 million which was comprised of approximately $3.5 million of net investment income and approximately $1.2 million of net unrealized gains. On a per share basis, net investment income was $0.36 per share and the net increase in net assets from operations was $0.47 per share. Our core investment income was $0.38 per share and is discussed further below. For the period from March 5, 2014 (commencement of operations) to September 30, 2014, our net increase in net assets resulting from operations was approximately $9.5 million, consisting of approximately $6.9 million in net investment income and approximately $2.6 million in net change in unrealized gains on investments. On a per share basis, net investment income was $0.76 per share and the net change in net assets from operations was $0.96 per share. Our core net investment income was $0.76 per share.

Net Increase in Net Assets (dollars in thousands, except per share amounts)	For the Three Months Ended September 30, 2014	For the period from March 5, 2014 (commencement of operations) to September 30, 2014

Investment and Other Income
Interest income from investments	$7,802	$14,504
Other income	56	152
Total Investment and Other Income	7,858	14,656

Operating Expenses
Base management fee	850	1,668
Income incentive fee	938	1,157
Capital gains incentive fee	230	512
Interest expense	1,370	2,300
Administration agreement expenses	344	737
General and administrative expenses	604	1,336
Total Operating Expenses	4,336	7,710

Net investment income	3,522	6,946
Net realized gains	—	—
Net change in unrealized gains on investments	1,151	2,561

Net Increase in Net Assets Resulting from Operations	$4,673	$9,507

Core net investment income per share	$0.38	$0.76
Net investment income per share	$0.36	$0.70
Net increase in net assets per share	$0.47	$0.96

Weighted average shares of common stock outstanding	9,872,564	9,858,725

The table below reconciles GAAP net income to core net investment income. Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fees. We believe an important measure of the investment income that we will be required to distribute this year is core net investment income as capital gains incentive fees are accrued based on unrealized gains but are not earned until realized gains occur. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. During the three months ended September 30, 2014, and period from March 5, 2014 (commencement of operations) to September 30, 2014, no capital gains were realized. For the three months ended September 30, 2014, we reported approximately $1.2 million in unrealized capital gains and accrued approximately $0.2 million in capital gains incentive fee. For the period from March 5, 2014 (commencement of operations) to September 30, 2014, we reported approximately $2.6 million in unrealized capital gains and accrued approximately $0.5 million in capital gains incentive fee.

Net Investment Income and Core Net Investment Income (dollars in thousands, except per share amounts)	For the Three Months Ended September 30, 2014	For the Period from March 5, 2014 (commencement of operations) to September 30, 2014

Net Investment Income	$3,522	$6,946
Capital gains incentive fee	230	512
Core Net Investment Income	$3,752	$7,458

Net Investment Income per Share	$0.36	$0.70
Capital gains incentive fee per share	0.02	0.06
Core Net Investment Income per Share	$0.38	$0.76

Investment income includes interest income on our debt investments utilizing the effective yield method and includes cash interest income as well as the amortization of purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization of the end-of-term payments. For the three months ended September 30, 2014, investment income totaled approximately $7.8 million, representing a weighted average portfolio yield of approximately 14.5% on debt investments for the period held. This was up slightly from the approximately 14.4% weighted average portfolio yield during the three months ended June 30, 2014, as the weighted average portfolio yield on new fundings during the three months ended September 30, 2014, was approximately 15.2%. For the period from March 5, 2014 (commencement of operations) to September 30, 2014, investment income totaled approximately $14.5 million, representing a weighted average yield of approximately 14.4% on debt investments for the period held. We calculate weighted average portfolio yields for periods shown as the annualized rates of the interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period. The weighted average yields reported for these periods are annualized and reflect the weighted average yields to maturities. Should the portfolio companies choose to repay their loans earlier, our weighted average yields will increase for those debt investments affected but may reduce our weighted average yields on the remaining portfolio in future quarters. As our portfolio grows and seasons, we expect our loans to be outstanding for shorter periods than to maturity and to reflect healthy prepayment activity.

For the three months ended September 30, 2014, the weighted average portfolio yield on our portfolio of approximately14.5% was comprised of approximately 10.9% cash interest income, approximately 0.4% of accretion of the net purchase discount, facilities fees and the value of warrants received, and approximately 3.2% of accretion of end-of-term payments. For the period from March 5, 2014 (commencement of operations) to September 30, 2014, the weighted average portfolio yield on our portfolio of approximately 14.4% was comprised of approximately 11.0% cash interest income, approximately 0.3% of accretion of the net purchase discount, facilities fees and the value of warrants received, and approximately 3.1% of accretion of end-of-term payments.

For the three months ended September 30, 2014 and for the period from March 5, 2014 (commencement of operations) to September 30, 2014, we recognized approximately $56,000 and $152,000, respectively, in other income from certain fees paid by companies, the recognition of the value of unfunded commitments that expired during these periods, and other miscellaneous income.

For the three months ended September 30, 2014, total operating expenses were approximately $4.3 million, comprising of approximately $2.0 million in base management and incentive fees, approximately $1.4 million in interest expense, approximately $0.3 million in administrative agreement expenses, and approximately $0.6 million in general and administrative expenses. For the period from March 5, 2014 (commencement of operations) to September 30, 2014, total operating expenses were approximately $7.7 million, comprising of approximately $3.4 million in base management and incentive fees, approximately $2.3 million in interest expense, approximately $0.7 in administrative agreement expenses, and approximately $1.3 million in general and administrative expenses. We anticipate operating expenses will increase over time as our portfolio grows. Our management fee will increase as we grow our asset base and our earnings exceed the hurdle rate for the investment income incentive fee. Capital gains incentive fee will depend on realized and unrealized gains and losses. As a percentage of totals assets and net assets, we anticipate operating expenses will decrease over time as our portfolio and capital base grow. In determining the base management fee, our Adviser has agreed not to include the U.S. Treasury bill assets acquired at the end of each of the first three quarters of 2014 in the calculation of the gross assets. Interest expense will increase as we utilize more of our credit facility, and we expect fees per the administrative agreement and general and administrative agreements will increase to meet the additional requirements associated with servicing a larger portfolio.

During the three months ended September 30, 2014, our net change in unrealized gains on investments was approximately $1.2 million consisting of approximately $0.3 million net change in unrealized gains on debt and short-term investments, less than $0.1 million net change in unrealized losses on warrants, approximately $0.6 million net gain on equity investments, and approximately $0.3 million net change in the value of unfunded commitments. During the period from March 5, 2014 (commencement of operations), to September 30, 2014, our net change in unrealized gains on investments was approximately $2.5 million, consisting of approximately $1.0 million of net change in unrealized gains on debt investments, approximately $0.6 million of net change in unrealized gains on warrants, approximately $0.6 million of net change on equity investments, and approximately $0.3 million net change in the value of unfunded commitments. Net change in unrealized gain on investments as of September 30, 2014 was $0.26 per share. Net change in unrealized gains in subsequent periods could be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and many other factors.

The table below summarizes the unrealized gains and losses in our investments in portfolio companies as of September 30, 2014.

	As of September 30, 2014
Unrealized Gains and Losses (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments

Unrealized gains	$1,064	$1,063	$571	$2,698
Unrealized losses	(36)	(434)	—	(470)
Net unrealized gains	$1,028	$629	$571	$2,228

In addition to the unrealized gains and losses in our investments in portfolio companies as of September 30, 2014 summarized in the table above, there were unrealized losses of approximately $2,000 on U.S. Treasury bills and unrealized gains on unfunded commitments of approximately $0.3 million. There were no realized gains or losses during the three months ended September 30, 2014 or for the period from March 5, 2014 (commencement of operations) to September 30, 2014.

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

Our Valuation Committee is also responsible for assisting our Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, our Board, with the assistance of our Adviser and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by our Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. We consider a range of fair values based upon the valuation techniques utilized and select the value within that range that was most representative of fair value based on current market conditions as well as other factors our Adviser’s senior investment team considers relevant. Our Board will make this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

•                  Our Valuation Committee then reviews these preliminary valuations and makes fair value recommendations to the Board;

•                  At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm. However, our Board does not intend to have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10% of our gross assets) independently reviewed; and

•                  Our Board then discusses valuations and determines, in good faith, the fair value of each investment in our portfolio based on the input of our Adviser, the respective independent valuation firms and our Valuation Committee.

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

U.S. Federal Income Taxes

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code, beginning with our taxable year ending December 31, 2014. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. Additionally, a RIC must distribute at least 98% of its ordinary income and 98.2% of its capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the RIC previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. We intend to distribute sufficient dividends to maintain our RIC status each year and do not anticipate paying any material U.S. federal income taxes in the future.

Liquidity and Capital Resources

For the period from March 5, 2014 (commencement of operations) to September 30, 2014, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $234.1 million. Cash provided by financing activities, including net proceeds from issuance of common stock and net borrowings, was approximately $241.6 million. As of September 30, 2014, cash, including restricted cash, was approximately $9.9 million.

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

Contractual Obligations

On February 21, 2014, we entered into a credit agreement with Deutsche Bank, acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements. On August 8, 2014, we amended our Credit Facility to increase the total commitments available there under by $50.0 million to $200.0 million in aggregate

As of September 30, 2014, we had outstanding borrowings of $109.0 million under our Credit Facility, which is included in the consolidated statement of assets and liabilities. We had $91.0 million of remaining capacity on our Credit Facility. The table below provides a summary of when payments are due under our Credit Facility as of September 30, 2014.

	As of September 30, 2014
Payments Due By Period (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Credit Facility	$109,000	$—	$109,000	$—	$—
Total	$109,000	$—	$109,000	$—	$—

As of September 30, 2014, we had a payable of approximately $50.0 million due October 1, 2014, for the acquisition of U.S. Treasury bills. We sold the U.S. Treasury bills on July 1, 2014 and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received during the three months ended September 30, 2014. As of September 30, 2014, the outstanding obligations totaled approximately $2.0 million.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not engage in any off-balance sheet financing or hedging arrangements, other than the commitments and contingencies described in this report.

Distributions

In order to qualify as a RIC and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses to our stockholders on an annual basis. Additionally, we must distribute at least 98% of our ordinary income and 98.2% of our capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. To the extent our earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a tax-free return of capital to our stockholders. Our Adviser monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax-free return of capital may occur for the year. The tax character of distributions will be determined at the end of the taxable year. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year.

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

Recent Developments

Dividends

On October 27, 2014, our Board of Directors announced a $0.36 per share dividend, payable on December 16, 2014, to stockholders of record on November 28, 2014.

Recent Portfolio Activity

From October 1, 2014, through October 27, 2014, we funded approximately $12.5 million of investments and closed $20.0 million in new commitments with an existing customer. Our Sponsor’s direct origination platform entered into $110.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with our Sponsor’s allocation policy. One customer, Birchbox, Inc., paid off the amounts outstanding under its growth capital loans totaling $5.0 million early along with the associated end-of-term payments and we terminated its remaining unfunded obligation to that customer.

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

As of September 30, 2014, a majority of the debt investments in our portfolio bore interest at fixed rates with $23.0 million in principal value of loans outstanding subject to floating interest rates, all of which have interest rate floors. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our credit facility bears interest at a floating rate. As a result, we are exposed to interest rate risk. Based on our assessment of this interest rate risk, as of September 30, 2014, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Based on our September 30, 2014 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure.

Change in Interest Rates (dollars in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in investment income

Up 300 basis points	$700	$(3,315)	$(2,615)
Up 200 basis points	$466	$(2,210)	$(1,744)
Up 100 basis points	$233	$(1,105)	$(872)
Up 50 basis points	$117	$(553)	$(436)
Down 25 basis points	$—	$210	$210

This analysis is indicative of the potential impact on our investment income as of September 30, 2014, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2014, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated there under.

During the three months ended September 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: October 27, 2014	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: October 27, 2014	By:	/s/ Harold F. Zagunis
Harold F. Zagunis, Chief Financial Officer (Principal Financial and Accounting Officer)