Form 10-K
period 2014-12-31
TriplePoint Venture Growth BDC Corp.
filed 2015-03-18
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 814-01044

TriplePoint Venture Growth BDC Corp.

(Exact name of registrant as specified in its charter)

MARYLAND	46-3082016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

TriplePoint Venture Growth BDC Corp.

2755 Sand Hill Road, Suite 150, Menlo Park, California 94025

(Address of principal executive office)

(650) 854-2090

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2014 based on the closing price on that date of $16.38 on the New York Stock Exchange was $157.3 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 9,924,171 shares of the Registrant’s common stock outstanding as of March 17, 2015.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

TRIPLE POINT VENTURE GROWTH BDC CORP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

Except as otherwise indicated in this annual report on Form 10-K, the terms:

•	“we,” “us” and “our” refer to TriplePoint Venture Growth BDC Corp., a Maryland corporation, and its wholly owned subsidiaries;

•	“Adviser” refers to TPVG Advisers LLC, a Delaware limited liability company, our investment adviser and a subsidiary of TPC;

•	“Administrator” refers to TPVG Administrator LLC, a Delaware limited liability company, our administrator and a subsidiary of our Adviser;

•	“TPC” and “TriplePoint Capital” refers to TriplePoint Capital LLC, a Delaware limited liability company; and

•	“Financing Subsidiary” refers to TPVG Variable Funding Company LLC, a Delaware limited liability company and our wholly owned subsidiary.

Item 1.	Business

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a Business Development Company, or “BDC,” under the 1940 Act. We also intend to elect to be treated, and intend to qualify annually thereafter as a Registered Investment Company, or “RIC,” under Subchapter M of the Code for U.S. federal income tax purposes, beginning with our taxable year ended December 31, 2014. We were formed to expand the venture growth stage business segment of TPC’s global investment platform and are the primary vehicle through which TPC focuses its venture growth stage business. Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending with warrants to venture growth stage companies focused in technology, life sciences and other high growth industries which are backed by TPC’s select group of leading venture capital investors.

We originate and invest primarily in loans that have a secured collateral position and are used by venture growth stage companies to finance their continued expansion and growth, equipment financings and, on a select basis, revolving loans, together with, in many cases, attached equity “kickers” in the form of warrants, and direct equity investments. We underwrite our investments seeking an unlevered yield-to-maturity on our growth capital loans and equipment financings generally ranging from 10% to 18% and on our revolving loans generally ranging from 1% above the applicable prime rate to 10%, in each case, with potential for higher returns in the event we are able to exercise warrants and realize gains or sell our related equity investments at a profit. We also generally underwrite our secured loans seeking a loan-to-enterprise value of less than 25%. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to our expertise and the revenue profile, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. We believe these investments provide us with a stable, fixed-income revenue stream along with the potential for equity-related gains on a risk-adjusted basis. We believe that the venture growth stage debt market presents a compelling growth channel for us because it has high barriers to entry and is underserved by both traditional lenders and existing debt financing providers to venture capital-backed companies given the brand, reputation and market acceptance, industry relationships, venture lending and leasing expertise, specialized skills, track record, and other factors required to lend to companies backed by leading venture capital investors. Additionally, we believe our investments are distinct compared with the investments made by more traditional lenders because our investments provide us the ability to invest alongside leading venture capital investors in companies focused in technology, life sciences and other high growth industries. We also believe that our investments are distinct compared to the investments made by existing debt financing providers to venture capital backed companies given our primary focus on venture growth stage companies backed by TPC’s select group of leading venture capital investors.

We believe we are able to successfully structure these investments as a result of the strong value proposition our secured loans offer to both borrowers and their venture capital investors. Our secured loans provide venture growth stage companies with an opportunity to:

•	diversify their funding sources;

•	augment their existing capital base and extend operating capital;

•	scale business operations and accelerate growth;

•	fund administrative expenses ahead of anticipated corresponding revenue;

•	expand product offerings through internal development or acquisitions;

•	lower the upfront costs of capital expenditures;

•	build and/or expand their leadership positions within their respective markets;

•	accelerate and/or smooth out the timing of cash collections; and

•	delay and/or postpone the need for its next round of equity financing,

in each case, extending its cash available to fund operations without incurring substantial equity dilution during a critical time in their lifecycle when they are meaningfully building enterprise value.

We commenced investment activities on March 5, 2014. In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on March 5, 2014, we acquired our initial portfolio. The net consideration paid was approximately $121.7 million which reflected approximately $123.7 million of investments less approximately $2.0 million for the prepaid interest and the fair value of unfunded commitments. We financed the acquisition of our initial portfolio by using a portion of the Bridge Facility provided by Deutsche Bank. On March 11, 2014, we completed our initial public offering and sold 9,840,655 shares of common stock (including 1,250,000 shares of common stock through the underwriters’ exercise of their overallotment option and the concurrent private placement of 257,332 shares of common stock to our Adviser’s senior investment team and other persons associated with TPC) of our common stock at an offering price of $15.00 per share. We received $141.6 million of net proceeds in connection with the initial public offering and concurrent private placement, net of the portion of underwriting fees and offering costs we paid. We used these net proceeds to pay down all amounts outstanding under the Bridge Facility and terminated the Bridge Facility in conjunction with such repayment. In February 2014, we entered into the Credit Facility, which became effective concurrent with the completion of our initial public offering. In August 2014, we amended the Credit Facility to increase the total commitments by $50.0 million to $200.0 million in aggregate. Borrowings under the Credit Facility bear interest at the sum of (i) the commercial paper rate for certain specified lenders and 30-day LIBOR for other lenders or, if LIBOR is unavailable, the higher of Deutsche Bank’s commercial lending rate or the Federal Funds Rate plus 0.50% plus (ii) a margin of 3.5% during the Credit Facility’s revolving period. The revolving period under the Credit Facility expires in 2016.

TriplePoint Capital, Adviser, and Administrator

TriplePoint Capital

TriplePoint Capital is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. TPC is located on Sand Hill Road in Silicon Valley and has a primary focus in technology, life sciences and other high growth industries. TPC’s portfolio of venture capital-backed companies included and/or includes widely recognized and industry-leading companies, including, among others, Facebook, YouTube, Bloom Energy, Chegg, Etsy, Gilt Groupe, Oncomed, One Kings Lane, Proteolix, Ring Central, Ruckus Wireless, Segway, Shazam, Splunk, Square, Varonis, and Workday.

TPC’s global investment platform serves venture capital-backed companies backed by its select group of leading venture capital investors across all five stages of development of a venture capital-backed company’s lifecycle with dedicated business segments focused on providing creative, flexible and customized debt financings and complementary services at each stage. In addition, TPC has a business segment targeting equity investing in seed, early and later stage venture capital-backed companies called TriplePoint Ventures. TPC also has a “fund of funds” business segment which seeks to selectively invest in venture capital funds established by certain of its select group of leading venture capital investors.

TPC utilizes a unique, relationship-based lending strategy which primarily targets companies funded by a select group of leading venture capital investors. TPC refers to this approach as the “TriplePoint Lifespan Approach.” Key elements of the TriplePoint Lifespan Approach include:

•	establishing debt financing relationships with select venture capital-backed companies across all five lifecycle stages of development;

•

working with TPC’s select group of leading venture capital investors to identify debt financing opportunities within their portfolio companies that we believe have established management teams, strong investor support, large market opportunities, innovative technology or intellectual property and sufficient cash on hand and equity backing to support a potential debt financing opportunity on attractive risk-adjusted terms;

•

developing debt financing relationships as early as possible in a venture capital-backed company’s lifecycle in order to have a real-time understanding of the company’s capital needs and be in a strategic position to evaluate and capitalize on additional investment opportunities as the company matures;

•	diligently monitoring the progress and ongoing creditworthiness of a borrower; and

•	serving as a creative, flexible and dependable financing partner with a focus on efficiency, responsiveness and customer service.

In February 2014, our Adviser entered into the Staffing Agreement with TPC, under which TPC has made and will continue to make, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by TPC’s co-founders, Messrs. Labe and Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. TPC is obligated under the Staffing Agreement to allocate investment opportunities among its affiliates fairly and equitably over time in accordance with its allocation policy. Our Adviser is responsible for determining if we will participate in deal flow generated by TPC. Our Adviser takes advantage of the significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and hands-on portfolio management and investment monitoring capabilities of TPC’s senior investment team.

Our Adviser

Our investment activities are managed by our Adviser, which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the “Advisers Act” and is a subsidiary of TPC. Our Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and diligencing our investments and monitoring our investment portfolio on an ongoing basis. Our Adviser was organized in August 2013 and, pursuant to the Investment Advisory Agreement, we pay our Adviser a base management fee and an incentive fee for its services. Our Adviser has retained Mr. Carl M. Rizzo to act as its Chief Compliance Officer under the terms of an agreement between our Adviser and Alaric Compliance Services LLC. For information regarding our Adviser, see “Business—Management Agreements—Investment Advisory Agreement” and “Notes to Consolidated Financial Statements—Related Party Agreements and Transactions—Investment Advisory Agreement.”

Our Administrator

Our administrative functions are provided by our Administrator. Our Administrator is responsible for furnishing us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Pursuant to the Administration Agreement, we pay our Administrator an amount equal to our allocable portion (subject to the review of our Board) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Investment Strategy

Overview

Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation. We pursue our investment objective by relying on a core investment philosophy described as the “Four Rs.” The Four Rs stand for:

•	Relationships—We seek to develop and maintain deep, longstanding and mutually beneficial relationships with TPC’s select group of leading venture capital investors, borrowers and entrepreneurs.

•

Reputation—We seek to preserve and extend the strong reputation of TPC’s brand and franchise as a creative, flexible and dependable financing partner with a focus on efficiency, responsiveness and customer service when interacting with venture capital investors, borrowers and entrepreneurs and when originating, structuring, underwriting and monitoring our investments.

•

References—We seek to make every venture capital investor, borrower and entrepreneur with whom we work a reference so that they not only work with us again but encourage others to work with us also. We believe that receiving referrals from TPC’s select group of leading venture capital investors, borrowers and entrepreneurs is a critical part of our investment origination process and differentiates us from other lenders.

•

Returns—We believe that by focusing on relationships, reputation and references, in addition to utilizing our specialized and established credit and monitoring process, we generate attractive risk-adjusted returns over the long-term.

We invest primarily in (i) growth capital loans that have a secured collateral position and that are used by venture growth stage companies to finance their continued expansion and growth, (ii) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission-critical equipment, (iii) on a select basis, revolving loans that have a secured collateral position and that are used by venture growth stage companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or equivalent and (iv) direct equity investments in venture growth stage companies. We also generally underwrite our secured loans seeking a loan-to-enterprise value of less than 25%. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrants that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns.

Target Venture Growth Stage Companies

We primarily target investment opportunities in venture growth stage companies backed by venture capital investors. However, having backing from a venture capital investor does not guarantee financing from us. Prospective borrowers must further qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally have many of the following characteristics:

•

financing from a member of TPC’s select group of leading venture capital investors with whom TPC has an established history of providing secured loans alongside equity investments made by these venture capital investors;

•	focused in technology, life sciences or other high growth industries and targeting an industry segment with a large and/or growing market opportunity;

•	completion of their primary technology and product development;

•

meaningful customer sales, commitments or orders and have generated or we believe are reasonably expected to generate within the current fiscal year or on an annualized run rate at least $20 million in revenues and a strong outlook for continued and/or potentially rapid revenue growth;

•	a leadership position in its market (or the potential to establish a leadership position) with potential and/or defensible barriers to entry;

•	an experienced and relatively complete senior management team with a successful track record;

•

support from existing venture capital investors in the form of meaningful invested equity capital relative to our investment amount and/or reserved capital or willingness to invest additional capital as needed;

•	strong likelihood of raising additional equity capital or achieving an exit in the form of an initial public offering or sale based on our determination;

•	differentiated products, unique technology, proprietary intellectual property, and/or positive clinical results that may have intrinsic value on a stand-alone and/or liquidation basis;

•

meaningful enterprise value relative to the size of our investment as indicated by a recent equity round valuation or as determined by a third-party with, in our Adviser’s senior investment team’s opinion, the potential for upside;

•

a balanced current financial condition typically with 12 months or more of operating cash runway based on its projected cash burn and/or a path to profitability typically over a three to five year period from the date of our investment; and

•	upcoming strategic and potential enterprise valuation-accreting business milestones that our investment can help provide operating cash runway for the company to achieve.

For many venture capital-backed companies, we believe that the venture growth stage is generally the point in their lifecycle at which they begin operational and financial preparations for a liquidity event, such as an initial public offering or private sale. We believe these investments provide us with a stable, fixed-income revenue stream along with the potential for equity-related gains on a risk-adjusted basis. We invest opportunistically in venture capital-backed companies at other lifecycle stages of development when our Adviser’s senior investment team believes that they present an attractive investment opportunity for us, subject to our compliance with applicable requirements under the Investment Company Act of 1940, or the “1940 Act.”

Invest with TPC’s Select Group of Leading Venture Capital Investors

We generally expect to (i) benefit from the relationships developed by TPC as part of its TriplePoint Lifespan Approach and (ii) target investment opportunities backed by a select group of leading venture capital investors with whom our Adviser’s senior investment team has an established history of providing secured loans alongside equity investments made by these venture capital investors. We believe these well-recognized firms have consistently generated strong returns through superior selection processes and access to experienced entrepreneurs and quality investment opportunities based upon their strong reputations and track records, specialized knowledge and experienced investment professionals. As a result of this strategy, we focus and narrow our investment sourcing efforts to those investment opportunities backed by these leading venture capital investors with established track records targeting investments in Silicon Valley, Boston, Chicago, Los Angeles, New York City, Northern Virginia, San Diego, Seattle, the United Kingdom, Israel and other geographic areas of venture capital investments. We believe these relationships serve as an important source of investment opportunity referrals for us. We work with our select group of leading venture capital investors to identify debt financing opportunities within their portfolio companies that we believe have established management teams, strong venture capital investor support, large market opportunities, innovative technology or intellectual property, potential for meaningful warrant and/or equity returns and sufficient cash reserves to complement a potential debt financing opportunity.

Focus in Technology, Life Sciences and other High Growth Industries

We generally target technology, life sciences and other high growth industries and further specialize in subsectors within each of these industries including:

•

Technology—areas of focus include: big data, cloud computing, communications, consumer, data storage, electronics, energy efficiency, hardware, information services, internet and media, networking, semiconductors, software, software as a service, wireless communications and other technology related subsectors;

•

Life Sciences—areas of focus include: biotechnology, diagnostic testing and bioinformatics, drug delivery, drug discovery, healthcare information systems, healthcare services, medical, surgical and therapeutic devices, pharmaceuticals and other life science related subsectors; and

•	Other High Growth Industries—areas of focus vary depending upon our Adviser’s investment strategy.

Our Adviser seeks to invest in those subsectors where our Adviser sees opportunities for innovation, globalization, demand and other drivers of change create significant business opportunities for venture growth stage companies with cutting edge technology, differentiated value propositions and sustainable competitive advantages. As a result, we believe that companies in these subsectors are more likely to attract significant investment from venture capital investors, private equity firms or strategic partners and are a more attractive candidate for a liquidity event than a company in a non-high growth industry.

Offer Creative Financing Solutions with Attractive Risk-Adjusted Pricing

Debt financings for venture growth stage companies are extremely diverse with use of proceeds, repayment structures and value propositions varying considerably among different company types. Our debt financings are customized based on a host of factors, including our review, assessment and analysis of each company’s management team, business outlook, underlying technology, support from its venture capital investors, products or services, current and future financial profile, intended use of our proceeds and anticipated payback structure, timing of a liquidity event and return potential. The diversity of debt financing possibilities requires prospective lenders to demonstrate a high degree of venture lending and leasing expertise and technology, life sciences and other high growth industries knowledge, specialization, willingness to provide customized products and flexibility. We believe the members of our Adviser’s senior investment team are uniquely situated given their extensive industry background, track record, knowledge and lending experience in the technology, life sciences and other high growth industries, as well as venture capital, private equity and credit, to analyze, structure and underwrite such debt financings. We believe that we have the ability to appropriately price the investment opportunities we originate based upon the debt structures we employ and the individual risk profiles of our borrowers to generate attractive risk-adjusted returns for us and our stockholders.

Generate Equity Upside over Time through Warrant and Equity Investments

In connection with our secured loans, we generally receive warrants to acquire preferred or common stock in a venture growth stage company with an exercise price typically equal to the same price per share paid by the company’s venture capital investors in its last round of equity financing or a recent valuation of the venture growth stage company as determined by a third-party. Our warrant coverage generally ranges from 2% to 10% of the committed loan amount. The warrants we obtain typically include a “cashless exercise” provision to allow us to exercise these rights without any additional cash investment. We also generally receive the opportunity to invest equity directly in our venture growth stage companies. We believe that making equity investments and receiving warrants in venture growth stage companies with exit events on the horizon, such as an initial public offering or private sale, increases the likelihood of equity appreciation and enhanced investment returns. As a venture growth stage company’s enterprise value changes we expect to recognize unrealized gains or losses from the fair value changes in our warrants and equity investments and in conjunction with either a sale of the company or in connection with or following an initial public offering, we expect to achieve additional investment returns and realized gains from the exercise of these warrants and the sale of the underlying stock.

Utilize a Disciplined Investment Process

Our Adviser’s senior investment team leverages the more than 25 years of experience and expertise of Mr. Labe, one of TPC’s co-founders, and the track record developed by Messrs. Labe and Srivastava at TPC since its inception for reviewing prospective borrowers and potential financings, structuring those financings and subsequently monitoring those that are pursued and made, through which our Adviser’s senior investment team has succeeded in making profitable investments and minimizing credit losses. Additionally, we believe that the credit performance of our venture growth stage companies and the returns associated with lending to these companies are enhanced through our Adviser’s focus on originating investments primarily backed by TPC’s select group of leading venture capital investors and having an understanding of their outlook and/or support of our prospective and existing borrowers.

Employ Active Portfolio Management Processes

Our Adviser utilizes an extensive internal credit tracking and monitoring approach to regularly follow a venture growth stage company’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each venture growth stage company investment is appropriate. This process has been refined and validated by Messrs. Labe and Srivastava, TPC’s co-founders, and the track record developed by TPC since its inception and is based, in part, on its expertise, familiarity and deep understanding of the risk associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the outlook for the borrower’s industry segment, progress of product development, overall adherence to the business plan, financial condition, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure issues. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess the company’s progress and development and the venture capital investor’s outlook and/or level of support for our borrower and in conjunction with the Four Rs, our core investment philosophy, determines the appropriate course of action for borrowers on our Credit Watch List.

Investment Structure

We offer a full range of creative, flexible and customized secured financing products that includes a combination of an initial facility fee, interest and principal payments, end-of-term payments and warrant and/or equity sale proceeds. Although the general components for each type of our debt financing products are substantially the same, we select and customize the specific debt financing product on a case-by-case basis based on our Adviser’s senior investment team’s experience and their analysis of a prospective borrower, its financing needs and its intended use of the proceeds from our debt financing product. For example, the type of debt financing transaction, the total repayment period, the interest-only period, the amortization period, the collateral position, the warrant coverage and the overall yield-to-maturity may vary. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to our expertise and the revenue profile, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. Our debt financing products are typically structured as lines of credit, whereby a prospective borrower may be required to draw some of the commitment amount at close but may have up to 18 months from document execution to access the debt financing capital and in limited cases future advances may be subject to certain predetermined performance milestones.

Growth Capital Loans

Key typical attributes of our growth capital loans include:

•

Size ranges from $5 million to $50 million. We generally target and balance our growth capital loan size to the total equity capital base, the current or near term enterprise value, revenue run rate and current and near team cash and liquidity profile of a prospective borrower;

•

Short total repayments typically ranging from 36 to 60 months or less and provide for interest only or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 24 to 48 months after the loan’s funding date or a large lump sum payment on its maturity;

•

Unlevered yield-to-maturity generally ranging from 10% to 18%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan. A meaningful portion of the difference between our yield-to-maturity and the stated interest rate on the loan is recognized as non-cash income until it is paid;

•	Equity “kickers” in the form of warrants to acquire preferred or common stock in the prospective borrower that allow us to participate in any equity appreciation and enhance our overall returns;

•

Secured by a senior secured lien on all of the prospective borrower’s assets including a pledge or negative pledge on its intellectual property. For certain prospective borrowers we are the only form of secured debt (other than potentially specific equipment financing). Other prospective borrowers may also have a revolving loan, typically from a bank, to finance receivables, cash, billings, bookings or inventory, and the collateral for such financing may be the underlying financed asset, bank accounts and/or a senior lien in priority to our senior lien. In addition, there may be prospective borrowers that have a term loan facility, with or without an accompanying revolving loan, typically from a bank, that may be in priority to our senior lien; and

•

Limited and/or flexible covenant structures and with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage, reimbursement for upfront and regular internal and third party expenses as well as prepayment penalties.

Equipment Financings

Key typical attributes of our equipment financings include:

•

Size ranges from $5 million to $25 million. We generally target the size of our equipment financing to anticipate the capital equipment needs for a prospective borrower over a twelve month period balanced by the total equity capital base, the current or near term enterprise value, revenue run rate and current and near team cash and liquidity profile of a prospective borrower;

•	Short total repayments typically ranging from 36 to 48 months or less and provide for short interest only periods followed by full amortization;

•	Structured as full payout loans or leases with either buyout provisions based on the fair market value of the financed equipment or a fixed end-of term payment;

•

Unlevered yield-to-maturity generally ranging from 10% to 15%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments which equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;

•	Equity “kickers” in the form of warrants to acquire preferred or common stock in the prospective borrower that allow us to participate in any equity appreciation and enhance our overall returns;

•

Secured solely by the underlying equipment being financed. We expect that much of the equipment financed by us will consist of standard, off-the-shelf equipment, such as computers, electronic test and measurement, telecommunications, laboratory equipment, manufacturing or production equipment. In certain cases, a portion of an equipment financing may finance customized equipment, software and/or expenses or soft-costs which may not have any substantial resale value; and

•

Limited and/or flexible covenant structures with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, reimbursement for upfront and regular internal and third party expenses as well as prepayment penalties.

Revolving Loans

On a select basis we offer revolving loans. Key typical attributes of our revolving loans include:

•

Size ranges from $1 million to $25 million. We generally structure our revolving loans subject to an advance rate against the company’s inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or equivalent, that serve as our sole or primary collateral in support of the repayment of such loans;

•

Short total repayments typically ranging from 12 to 36 months or less and typically provide for interest only periods and/or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 12 to 24 months after the loan’s funding date or on its maturity date;

•

Unlevered yield-to-maturity generally ranging from 1% above the applicable prime rate to 10%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments which equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;

•	Equity “kickers” in the form of warrants to acquire preferred or common stock in the prospective borrower that allow us to participate in any equity appreciation and enhance our overall returns;

•

Secured by a senior secured lien on all of the prospective borrower’s assets including a pledge or negative pledge on its intellectual property or on all of the specific assets financed specifically by the revolving loan such as the company’s inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or equivalent; and

•

Some financial covenants which may include advance rates, borrowing formulas, excess concentrations, cash requirements, business contracts or milestones along with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage, reimbursement for upfront and regular internal and third party expenses as well as prepayment penalties.

Warrants

In connection with our secured loans, we generally receive warrants to acquire preferred or common stock in a venture growth stage company typically at the same price per share paid by the company’s venture capital investors in its last round of equity financing, a recent valuation of the venture growth stage company as determined by a third-party or in its next round of equity financing. As a venture growth stage company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our warrants and in conjunction with either a sale of the company or in connection with or following an initial public offering, we achieve additional investment returns and realized gains from the exercise of these warrants and the sale of the underlying stock. Warrants granted in connection with our secured loans are typically based on a percentage of the committed loan amount, are treated as OID and may be earned at document execution and/or as the loan is funded. Warrant coverage generally ranges from 2% to 10% of the committed loan amount.

Direct Equity Investments

In connection with our secured loans, we may obtain equity investment rights that allow us to invest in a venture growth stage company’s current or next round of private equity financing on the same terms and conditions as the company’s venture capital investors and/or other equity investors in the round. As a venture growth stage company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our direct equity investments and in conjunction with either a sale of the company or in connection with or following an initial public offering, we achieve additional investment returns and realized gains from the sale of the underlying stock. These equity investment rights to typically range from $100,000 to $5 million in size (generally not exceeding 5% of the company’s total equity), although we are under no obligation to make any such investment. Typically, these are passive investments (we do not take a board of director seat in the company) but can be strategically valuable and beneficial as an enhancement to our relationship with the venture growth stage company and to our economic return by generating meaningful return on capital committed.

Investment Criteria

Our Adviser (i) benefits from the relationships developed by TPC as part of its TriplePoint Lifespan Approach and (ii) typically sources investment opportunities with TPC’s select group of leading venture capital investors or directly from prospective borrowers who are seeking debt financing. Many of these prospective borrowers are attracted to TPC’s reputation, extensive track record in the venture growth stage debt market, Four Rs’ core investment philosophy, and/or may have previously had a lending relationship with TPC. Additional origination sources for our Adviser include an extensive network of strategic industry contacts, including former and current venture growth stage companies, financial advisers, commercial banks and accounting and law firms. Our Adviser also identifies companies with strong management teams and innovative technology to proactively generate debt financing opportunities.

We primarily target investment opportunities in venture growth stage companies backed by venture capital investors. However, having backing from a venture capital investor does not guarantee financing from us. Prospective borrowers must further qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally have many of the following characteristics:

•

financing from a member of TPC’s select group of leading venture capital investors with whom TPC has an established history of providing secured loans alongside equity investments made by these venture capital investors;

•	focused in technology, life sciences or other high growth industries and targeting an industry segment with a large and/or growing market opportunity;

•	completion of their primary technology and product development;

•

meaningful customer sales, commitments or orders and have generated or we believe are reasonably expected to generate within the current fiscal year or on an annualized run rate at least $20 million in revenues and a strong outlook for continued and/or potentially rapid revenue growth;

•	a leadership position in its market (or the potential to establish a leadership position) with potential and/or defensible barriers to entry;

•	an experienced and relatively complete senior management team with a successful track record;

•

support from existing venture capital investors in the form of meaningful invested equity capital relative to our investment amount and/or reserved capital or willingness to invest additional capital as needed;

•	strong likelihood of raising additional equity capital or achieving an exit in the form of an initial public offering or sale based on our determination;

•	differentiated products, unique technology, proprietary intellectual property, and/or positive clinical results that may have intrinsic value on a stand-alone and/or liquidation basis;

•

meaningful enterprise value relative to the size of our investment as indicated by a recent equity round valuation or as determined by a third-party with, in our Adviser’s senior investment team’s opinion, the potential for upside;

•

a balanced current financial condition typically with 12 months or more of operating cash runway based on its projected cash burn and/or a path to profitability typically over a three to five year period from the date of our investment; and

•	upcoming strategic and potential enterprise valuation-accreting business milestones that our investment can help provide operating cash runway for the company to achieve.

We underwrite our transactions to ensure that our customers have a strategic and balanced intended use of our investment proceeds without us taking excessive risk and with a low likelihood of default. We believe that the profiles of the venture growth stage companies that we target mitigate our risk because we expect these companies have several options to repay our debt financing through:

•

cash flow either from achieving the strong and rapid revenue and profitability plans targeted at the time of our underwriting or in a downside risk scenario from reducing growth and associated operating expenses;

•

receiving additional cash from new equity investors based on the progress and development made by the company and their outlook for growth or in a downside risk scenario from existing equity investors to avoid them from otherwise losing all of their invested capital given our ability to foreclose on our collateral;

•

receiving acquisition offers from strategic or other financials investors or undertaking an initial public offering, given their large and growing market opportunities, the stage of development of their underlying technology and products and their financial profile; or

•	in a worst case scenario, liquidating underlying assets including any proceeds from the sale of equipment, inventory, accounts receivable and/or intellectual property.

Upon referral or contact, a prospective borrower is added to our Adviser’s on-line client management system and assigned to one of our Adviser’s Originations professionals who becomes the prospective borrower’s primary contact with us. The Originations professional evaluates the prospective borrower in more depth to understand its debt financing needs and to determine whether or not it is qualified under our criteria. Upon initial screening, the Originations professional generally meets with the prospective borrower and performs a preliminary investigation of the prospective borrower’s management, operations and business outlook. The Originations professional generally consults with, and gathers information from, a wide variety of industry sources to assess the prospective borrower and its industry. In addition, the Originations professional may reach out to the prospective borrower’s venture capital investors to understand the background of their investment in the company, their outlook for the company, the company’s market and products, the company’s goals and objectives associated with the proposed debt financing and the venture capital investor’s level of support for the company. If the Originations professional is satisfied with the preliminary assessment of the prospective borrower’s management, operations and business prospects, the Originations professional submits an internal pre-screen memorandum of the proposed debt transaction to our Adviser’s senior investment team for discussion and review, as well as for pricing and structuring guidance. Each potential investment opportunity that our Adviser’s Originations professionals determine merits investment consideration is presented and evaluated at a weekly meeting in which our Adviser’s senior investment team discusses the merits and risks of a potential investment opportunity, as well as the due diligence process and the pricing and structure. If our Adviser’s senior investment team believes an investment opportunity fits our investment profile, the Originations professional submits a non-binding term sheet to the prospective borrower.

Diligence Process

Assuming the non-binding term-sheet submitted to the prospective borrower is subsequently executed, the investment opportunity is then subject to our Adviser’s rigorous diligence and credit analysis process, which is based on its senior investment team’s extensive experience and tailored specifically for venture growth stage companies. This process differs notably from traditional lending analysis, combining both qualitative and quantitative analysis and assessment, versus traditional, purely quantitative credit analyses. There is a heavy orientation towards a qualitative and subjective investment-oriented review, taking into account such factors as:

•	investor quality, track record and expected level of participation in future financing events;

•	management team experience, completeness, performance to date, and ability to perform;

•	industry segment/market attractiveness and outlook, competitive dynamics, and growth potential;

•

detailed assessment and analysis of the venture growth stage company’s current products or technology and future products or technology, including value proposition and return on investment to its customers and its ability to expand and grow its customer base;

•

current and future financial position, including financial projections and sensitivity analyses, historical performance, cash balance and burn analysis, capitalization structure, feasibility of financial plan and underlying assumptions, break-even/profitability timing, future cash needs and future financing plans;

•	stage of development and execution timeline and milestones and the likelihood and feasibility of achieving such milestones; and

•

transaction risk/return profile—assessing the strengths, weaknesses, risks, loan-to-value, liquidation values and outlook of the borrower compared to the structure, pricing, potential returns, likelihood of repayment and collateral structure of the proposed debt financing.

Our Adviser’s diligence and credit analysis process typically includes on-site visits by one of our Adviser’s Investment and Credit Analysis professionals to a prospective borrower’s headquarters and other facilities, interviews with key management and board members and reference checks on senior management. In addition, the diligence process may include discussions with key industry research analysts, other industry participants, customers and suppliers, where appropriate. One of our Adviser’s professionals also typically reviews the prospective borrower’s organizational documents and structure, capital structure, assets, liabilities, employee plans, key customer or supplier contracts, legal and tax matters and other relevant legal documentation. The Investment and Credit Analysis professional submits a detailed credit and due diligence memorandum describing and analyzing the proposed transaction, as well as the outcome of the diligence and credit analysis activities. This memorandum is circulated to members of our Adviser’s Investment Committee in advance of its meetings.

Investment Committee

The objective of our Adviser’s Investment Committee is to leverage its members’ broad historical experience, including significant entrepreneurial, credit, venture capital, venture lending and leasing expertise and technology, life sciences and other high growth industries knowledge assessing the risk and needs of venture growth stage companies and appropriateness of prospective transactions, assessing the risk/return profile of proposed transactions, assessing the independent diligence and credit analysis and providing a forum for independent and unbiased thought, discussion, and assessment.

Our Adviser’s Investment Committee is comprised of Messrs. Labe and Srivastava. Some or all of the members of our Adviser’s senior investment team are asked to attend the Investment Committee meeting and are asked for a “vote,” which the Investment Committee members use as a factor in the formal Investment Committee vote. The Investment Committee meets weekly and more frequently on an as-needed basis. The applicable Originations and Investment and Credit Analysis professional presents the transaction, results of the professional’s diligence review and credit analysis and the professional’s recommendations to the Investment Committee. During the presentation, Investment Committee members typically ask questions, ask for clarifications, state opinions and assessments and make other comments. When there are no further questions and the discussions have concluded, the Investment Committee holds a vote and typically only approves the proposed transaction if it receives unanimous consent from all of the Investment Committee members. In certain situations, the Investment Committee may ask the Originations and Investment and Credit Analysis professional to perform additional analysis and resubmit the transaction at a later Investment Committee meeting. No single criterion determines a decision to invest. The Investment Committee members weigh all the factors, both qualitative and quantitative, when making an investment decision. Our Adviser has the discretion to modify the members of the Investment Committee and its approval process at any time without our consent.

Investment Monitoring and Portfolio Management

Our Adviser utilizes an extensive internal credit tracking and monitoring approach to follow a borrower’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each borrower is appropriate. This process has been refined and validated by Messrs. Labe and Srivastava, TPC’s co-founders, and the track record developed by TPC since its inception and is based in part on its expertise and deep understanding of the risk associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the progress of product development, overall adherence to the business plan, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure issues. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess the company’s progress and development and the venture capital investor’s outlook and/or level of support for our borrower.

Each of our borrowers has assigned a “Customer Team” consisting of staff from our Adviser’s Originations, Investment and Credit Analysis, Customer Monitoring and Legal teams. We believe having a dedicated Customer Team for each borrower further strengthens the relationship we have with the borrower, which is a key component of our Adviser’s strategy and affords our Adviser consistent and continuous interaction with our borrowers. A Customer Monitoring professional is assigned to all borrowers to ensure compliance with financial statement reporting, insurance filing and timely payment requirements. These professionals review the various financial statements, compliance reports and other documents received from our borrowers on a monthly or quarterly basis, as well as publicly filed financing statements, such as UCC financing statements and press releases, and enter them into our Adviser’s online platform for review by the rest of the Customer Team. In the event of a missed payment or if other credit issues arise, the Customer Monitoring professional contacts other members of the Customer Team to initiate escalation procedures.

On a weekly basis, our Adviser’s Investment Committee and our Adviser’s senior investment team review material events and information on our borrowers and discuss in detail those borrowers that are performing below expectations. On a quarterly basis, or more frequently as needed, our Originations and Investment and Credit Analysis undertakes an extensive re-evaluation of each borrower and prepares a portfolio update. Key topics that are reviewed include timing/status of the next equity financing round, cash balance and burn rate, financial and operational progress, and covenant adherence. All of these meetings are attended by each member of our Adviser’s Investment Committee, senior investment team and the “Customer Team” for the specific borrower being reviewed.

If the outlook for a borrower, its industry or a borrower’s available cash balance or credit rating is deteriorating, or there is material downturn in the borrower’s standing since our last review, we change the standing of the borrower on our Credit Watch List and our Originations and Investment and Credit Analysis professionals contact the borrower and its venture capital investors to discuss and understand any changes. Our Originations and Investment and Credit Analysis professionals generally actively work to maintain an open dialogue with borrowers on the Credit Watch List to work to limit the likelihood of a default. Utilizing the Four Rs, our core investment philosophy, our Adviser assesses each borrower on our Credit Watch List and, based on the recommendations from our Originations and Investment and Credit Analysis professionals and potentially from our discussions with and representations made from the borrower’s venture capital investors, determines the appropriate course of action, including decisions to enforce our rights and remedies, modify or waive a provision of our investments, declare a default, request early pay-off, or wait for an external event, such as an acquisition or financing, to restructure a secured loan or receive additional consideration in the form of fees or warrants. In a worst case scenario, a member of our Customer Team sells collateral with the help of management, repossess and auction assets or negotiate and structure other potential outcomes. If bankruptcy is a possibility, a member of our Customer Team may utilize outside counsel to provide advice on avoiding this outcome or to minimize the adverse effects on us.

Consistent with TPC’s existing policies, our Adviser maintains a Credit Watch List with borrowers placed into five groups based upon our Adviser’s senior investment team’s judgment:

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

The following table shows the credit rankings for the seventeen portfolio companies that had outstanding obligations to us as of December 31, 2014, where 1 is the highest rating and all new loans are assigned a rating of 2:

	As of December 31, 2014
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$10,503	4.2%	1
White (2)	212,445	85.8%	14
Yellow (3)	24,661	10.0%	2
Orange (4)	—	—	—
Red (5)	—	—	—

	$247,609	100.0%	17

During the period from March 5, 2014 (commencement of operations) to December 31, 2014, there were four changes within these categories. Two borrowers were moved to Clear from White based on their strong financial profile and liquidity position although one subsequently paid off their loans and is no longer in our portfolio. Two borrowers were moved to Yellow from White based on their performing generally below expectations and some proactive concerns. As of December 31, 2014, the weighted average investment ranking of our portfolio based on the aggregate outstanding principal balance of our funded debt investments is 2.06.

SBIC

We may apply for a Small Business Investment Company, or “SBIC,” license from the U.S. Small Business Administration if we believe that it will further our investment strategy and enhance our returns. SBICs are exempt from registration as investment companies under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. If this application is approved, our SBIC subsidiary would be a wholly owned subsidiary and able to rely on an exclusion from the definition of “investment company” under the 1940 Act. Our SBIC subsidiary would have an investment objective substantially similar to ours and would be able to make similar types of investments in accordance with SBIC regulations.

Competition

Debt financing for venture capital-backed companies is particularly heterogeneous—the type, structures and sizes of debt financings often vary significantly depending on a particular company’s industry and its current or near-term stage of development. The profile and underwriting characteristics of an early stage venture capital-backed company are very different from those of a later stage venture capital-backed company and/or those of a venture growth stage company. Furthermore, within venture growth stage companies, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and leasing expertise and technology, life sciences and other high growth industries knowledge, specialization and flexibility from a lender. The availability of debt financing for venture growth stage companies is further limited by factors such as the brand, reputation and market acceptance, industry relationships, track record, and other factors required to lend to companies backed by leading venture capital investors, in addition to the distinct credit profiles of these companies and the deep experience and specialized set of skills required to (i) source deal flow and receive investment referrals; (ii) evaluate high growth industries and sectors, business prospects, operating characteristics and collateral; (iii) analyze potential transactions; and (iv) customize unconventional transaction structures for these companies.

We believe that venture-oriented banks tend to be the primary form of traditional lenders participating in the market for venture growth stage companies and that they generally focus on providing lower risk and lower return financings, which tend to require and impose many restrictive covenants and conditions on borrowers, such as limitations on outflows and borrowing formulas and requiring a significant depository relationship to facilitate rapid liquidation. In addition, we believe that most existing non-traditional debt providers do not regularly or actively participate in venture growth stage lending due to their reluctance to underwrite the large financings required by venture growth stage companies, as well as the desire of these providers to structure deals with lower current return but with the potential for significantly higher equity upside through warrants by lending to companies with lower valuations than would be possible in the venture growth stage lending market. As a result, most existing providers of debt financing tend to focus on seed, early and late stage venture capital-backed companies instead of venture growth stage companies.

Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which expose them to a wider variety of investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.

We believe we compete effectively with these entities primarily on the basis of TPC’s reputation, track record, experience, industry knowledge and relationships and our Adviser’s senior investment team’s contacts, efficient investment analysis, decision-making processes, creative financing products and highly customized investment terms. We believe that the Four Rs, our core investment philosophy, enable us to continue to grow our brand name reputation and differentiate us from our competitors. We do not compete primarily on the financing terms we offer and believe that some competitors make loans with rates that are comparable or lower than our rates. We also believe that our relationship-based approach to investing, which leverages our Adviser’s senior investment team’s expertise in developing strong relationships with venture capital investors and venture capital-backed companies, understanding the capital needs of venture growth stage companies, structuring and customizing attractive financing solutions to meet the financing needs throughout a company’s growth stage, enables us to identify, attract and proactively capitalize on venture growth stage companies’ debt needs as they grow and become successful enterprises.

Legal Proceedings

We, our Adviser or our Administrator are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, our Adviser or our Administrator. From time to time, we, our Adviser or our Administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Employees

We do not have any employees as our day-to-day investment operations are managed by our Adviser. We reimburse our Adviser for our allocable portion of expenses incurred pursuant to our Administration Agreement.

Corporate Information

Our executive offices are located at 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025. We maintain a website located at http://www.tpvg.com. Information on our website is not incorporated into or a part of this annual report on Form 10-K.

Management Agreements

Investment Advisory Agreement

Subject to the overall supervision of our Board and in accordance with the 1940 Act, our Adviser manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, our Adviser:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make;

•	executes, closes, services and monitors the investments we make;

•	determines the securities and other assets that we will purchase, retain or sell;

•	performs due diligence on prospective investments; and

•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

Pursuant to the Investment Advisory Agreement, we have agreed to pay our Adviser a fee for its investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee are ultimately borne by our stockholders.

Base Management Fee

The base management fee is calculated at an annual rate of 1.75% of our average adjusted gross assets, including assets purchased with borrowed funds. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of our two most recently completed calendar quarters. Such amount is appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during a calendar quarter. Base management fees for any partial month or quarter are appropriately pro-rated.

Incentive Fee

The incentive fee, which provides our Adviser with a share of the income that it generates for us, consists of two components—investment income and capital gains—which are largely independent of each other, with the result that one component may be payable even if the other is not payable.

Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of our election to be regulated as a BDC (March 5, 2014) exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since March 5, 2014.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss, subject to the total return requirement described in the preceding paragraph. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our assets used to calculate the 1.75% base management fee. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuance or repurchase during the current quarter.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to first component of incentive fee

Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee is payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date is treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Portion of Incentive Fee before Total Return Requirement Calculation:

Assumptions

•	Hurdle rate(1) = 2.0%

(1)	Represents 8.0% annualized hurdle rate.

•	Base management fee(2) = 0.4375%

(2)	Represents 1.75% annualized base management fee.

•	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%

(3)	Excludes organizational and offering expenses.

Alternative 1

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 1.25%

•	Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 0.6125%

Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.90%

•	Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 2.2625%

Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee

Incentive Fee = (100% × “Catch-Up”) + (the greater of 0% AND (20.0% × (pre-incentive fee net investment income – 2.0%)))

= (100% × (2.2625% – 2.0%)) + 0%

= 100% × 0.2625%

= 0.2625%

Alternative 3

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.50%

•	Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 2.8625%

Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee

Incentive Fee = (100% × “Catch-Up”) + (the greater of 0% AND (20.0% × (pre-incentive fee net investment income – 2.5%)))

= (100% × (2.5% – 2.0%)) + (20.0% × (2.8625% – 2.5%))

= 0.5% + (20.0% × 0.3625%)

= 0.5% + 0.0725%

= 0.5725%

Example 2: Income Portion of Incentive Fee with Total Return Requirement Calculation:

Assumptions

•	Hurdle rate(4) = 2.0%

(4)	Represents 8.0% annualized hurdle rate.

•	Base management fee(5) = 0.4375%

(5)	Represents 1.75% annualized base management fee.

•	Other expenses (legal, accounting, custodian, transfer agent, etc.)(6) = 0.2%

(6)	Excludes organizational and offering expenses.

•	Cumulative incentive compensation accrued and/or paid since March 5, 2014 = $9,000,000

Alternative 1

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.50%

•	Pre-incentive fee net investment income (investment income – (base management fee + other expenses)) = 2.8625%

•	20.0% of cumulative net increase in net assets resulting from operations since March 5, 2014 = $8,000,000

Although our pre-incentive fee net investment income exceeds the hurdle rate of 2.0% (as shown in Alternative 3 of Example 1 above), no incentive fee is payable because 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 did not exceed the cumulative income and capital gains incentive fees accrued and/or paid since March 5, 2014.

Alternative 2

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.50%

•	Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.8625%.

•	20.0% of cumulative net increase in net assets resulting from operations since March 5, 2014 = $10,000,000

Because our pre-incentive fee net investment income exceeds the hurdle rate of 2.0% and because 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 exceeds the cumulative income and capital gains incentive fees accrued and/or paid since March 5, 2014, an incentive fee would be payable, as shown in Alternative 3 of Example 1 above.

Example 3: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20.0 million investment made in Company A, or “Investment A,” and $30.0 million investment made in Company B, or “Investment B.”

•	Year 2: Investment A sold for $50.0 million and fair market value, or “FMV,” of Investment B determined to be $32.0 million

•	Year 3: FMV of Investment B determined to be $25.0 million

•	Year 4: Investment B sold for $31.0 million

The capital gains portion of the incentive fee would be:

•	Year 1: None

•	Year 2: Capital gains incentive fee of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20.0%)

•	Year 3: None; $5 million (20.0% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2)

•	Year 4: Capital gains incentive fee of $0.2 million; $6.2 million ($31 million cumulative realized capital gains multiplied by 20.0%) less $6 million (capital gains fee paid in Year 2)

Alternative 2

Assumptions

•	Year 1: $20.0 million investment made in Company A, or “Investment A,” $30.0 million investment made in Company B, or “Investment B,” and $25.0 million investment made in Company C, or “Investment C.”

•	Year 2: Investment A sold for $50.0 million, FMV of Investment B determined to be $25.0 million and FMV of Investment C determined to be $25.0 million

•	Year 3: FMV of Investment B determined to be $27.0 million and Investment C sold for $30.0 million

•	Year 4: FMV of Investment B determined to be $35.0 million

•	Year 5: Investment B sold for $20.0 million

The capital gains portion of the incentive fee would be:

•	Year 1: None

•	Year 2: Capital gains incentive fee of $5 million; 20.0% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

•

Year 3: Capital gains incentive fee of $1.4 million; $6.4 million (20.0% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation on Investment B)) less $5 million capital gains fee received in Year 2

•	Year 4: None

•

Year 5: None; $5 million of capital gains incentive fee (20.0% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3

Payment of Our Expenses

All professionals of our Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by TPC and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•	indemnification payments;

•	providing managerial assistance to those portfolio companies that request it;

•	marketing expenses;

•	expenses relating to the development and maintenance of our website;

•

fees and expenses payable to third-parties, including agents, consultants or other advisors, in connection with monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	fees and expenses incurred in connection with obtaining debt financing, including our Credit Facility;

•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;

•	investment advisory and management fees;

•	administration fees, expenses and/or payments payable under the Administration Agreement;

•

fees payable to third parties, including agents, consultants and other advisors, relating to, or associated with, evaluating and making investments, including costs associated with meeting potential financial sponsors;

•	transfer and dividend paying agents and custodial fees and expenses;

•	federal and state registration fees;

•	all costs of registration of listing our securities with appropriate regulatory agencies;

•	all cost of listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs associated with individual or groups of stockholders;

•	our allocable portion of any fidelity bond, directors and officers’ errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•

and all other expenses incurred by us, our Administrator or our Adviser in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if (i) (A) approved annually by our Board or (B) by the affirmative vote of the holders of a majority of our outstanding voting securities and (ii) approved by a majority of our directors who are not “interested persons.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by our Adviser and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice. See “Risk Factors—Relating to our Business and Structure—We are dependent upon our executive officers and our Adviser’s senior investment team and members of its Investment Committee, in particular, Messrs. Labe and Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.”

The Investment Advisory Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations under the Investment Advisory Agreement, our Adviser and its professionals and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Investment Advisory Agreement or otherwise as our investment adviser.

Board Approval of the Investment Advisory Agreement

Our Board approved the Investment Advisory Agreement at its first in-person meeting, held in November 2013. The Investment Advisory Agreement between us and our Adviser was entered into in February 2014. In reaching a decision to approve the investment advisory agreement, the Board reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by TPVG Advisers LLC;

•	the performance relative to comparable business development companies managed by other advisers;

•	the fee structures of comparable externally managed business development companies that engage in similar investing activities;

•	any breakpoints under the Investment Advisory Agreement and economies of scale;

•	the profitability of TPVG Advisers LLC and its affiliates; and

•	various other matters.

Based on the information reviewed and the discussions detailed above, the Board, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are reasonable in relation to the services provided and approved the investment advisory agreement as being in the best interests of our stockholders.

Administration Agreement

The Administration Agreement provides that our Administrator is responsible for furnishing us with office facilities and equipment and providing us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, our Administrator performs, or oversees, or arranges for, the performance of, our required administrative services, which includes being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC or any other regulatory authority. In addition, our Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, our Administrator also provides managerial assistance on our behalf to those companies that have accepted our offer to provide such assistance.

Payments under the Administration Agreement are equal to an amount equal to our allocable portion (subject to the review of our Board) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, our Administrator is paid an additional amount based on the services provided, which shall not exceed the amount we receive from such companies for providing this assistance. The Administration Agreement has an initial term of two years and may be renewed with (i) (A) the approval of our Board or (B) by the affirmative vote of the holders of a majority of our outstanding voting securities and (ii) the approval by a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Stockholder approval is not required to amend the Administration Agreement.

The Administration Agreement provides that, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and any person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as our administrator.

Pursuant to a sub-administration agreement, our Administrator has engaged Vastardis Fund Services LLC (a wholly-owned subsidiary of Conifer Financial Services LLC) to provide certain administrative services to us on behalf of our Administrator.

Staffing Agreement

In February 2014, our Adviser entered into the Staffing Agreement with TPC. Pursuant to the Staffing Agreement, TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Messrs. Labe and Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Our Adviser is responsible for determining if we will participate in deal flow generated by TPC. Our Adviser takes advantage of the significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and hands-on portfolio management and investment monitoring capabilities of TPC’s senior investment team. The Staffing Agreement may be terminated with 60 days’ prior written notice.

License Agreement

In February 2014, we entered into the License Agreement with TPC under which TPC granted us a non-exclusive, royalty-free license to use the name “TriplePoint” and the TriplePoint logo. Under the License Agreement, we have a right to use the “TriplePoint” name for so long as our Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “TriplePoint” name. The License Agreement remains in effect for so long as the Investment Advisory Agreement with our Adviser is in effect.

Determination of Net Asset Value

Determinations in Connection with our Investments

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of the date of this annual report on Form 10-K, we do not have any preferred stock outstanding.

Our investment assets are carried at fair value in accordance with the 1940 Act and ASC Topic 820. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our Board. Our investments are primarily made to venture growth stage companies in technology, life sciences and other high growth industries. Given the nature of lending to these types of companies, our investments are generally considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investments to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

The valuation process is conducted at the end of each fiscal quarter, with a portion of our valuations of portfolio companies without market quotations subject to review by one or more independent valuation firms each quarter. When an external event with respect to one of our portfolio companies, such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.

We have adopted ASC Topic 820. ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

•	Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•

Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

•

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

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

•

At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. However, our Board does not have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10.0% of our gross assets) independently reviewed; and

•

Our Board then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Adviser, the respective independent valuation firms and our Valuation Committee.

Determinations in Connection with our Offerings

In connection with each offering of shares of our common stock, our Board or an authorized committee thereof is required by the 1940 Act to make the determination that we are not selling shares of our common stock at a price below our then current net asset value at the time at which the sale is made. Our Board or an authorized committee thereof considers the following factors, among others, in making such determination:

•	the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC;

•

our management’s assessment of whether any material change in the net asset value has occurred (including through the realization of net gains on the sale of our investments) from the period beginning on the date of the most recently disclosed net asset value to the period ending two days prior to the date of the sale of our common stock; and

•

the magnitude of the difference between (i) a value that our Board or an authorized committee thereof has determined reflects the current net asset value of our common stock, which is based upon the net asset value disclosed in the most recent periodic report we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the net asset value since the date of the most recently disclosed net asset value, and (ii) the offering price of the shares of our common stock in the proposed offering.

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we provided to the SEC) to suspend the offering of shares of our common stock if the net asset value fluctuates by certain amounts in certain circumstances, our Board or an authorized committee thereof will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine net asset value within two days prior to any such sale to ensure that such sale will not be below our then current net asset value, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine net asset value to ensure that such undertaking has not been triggered.

These processes and procedures are part of our compliance policies and procedures. Records are made contemporaneously with all determinations described in this section and these records are maintained with other records we are required to maintain under the 1940 Act.

Material U.S. Federal Income Tax Considerations

Taxation of the Company

We intend to elect to be treated and intend to qualify each year as a RIC under Subchapter M of the Code. As a RIC, we generally do not pay corporate-level federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders as dividends.

To qualify as a RIC, we must, among other things:

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership,” or “QPTP,” hereinafter the “90% Gross Income Test;” and

•	diversify our holdings so that, at the end of each quarter of each taxable year:

•	at least 50% of the value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer, and

•

not more than 25% of the value of our total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other regulated investment companies), the securities of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs, or the “Diversification Tests.”

In the case of a RIC that furnishes capital to development corporations, there is an exception relating to the Diversification Tests described above. This exception is available only to RICs which the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available, which we refer to as “SEC Certification.” We have not sought SEC Certification, but it is possible that we will seek SEC Certification in future years. If we receive SEC Certification, we generally will be entitled to include, in the computation of the 50% value of our assets (described above), the value of any securities of an issuer, whether or not we own more than 10% of the outstanding voting securities of the issuer, if the basis of the securities, when added to our basis of any other securities of the issuer that we own, does not exceed 5% of the value of our total assets.

As a RIC, we (but not our stockholders) are generally not subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders in any taxable year with respect to which we distribute an amount equal to at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), or the “Annual Distribution Requirement.” We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify as a RIC for such taxable year. To the extent we meet the Annual Distribution Requirement for a taxable year, but retain our net capital gains for investment or any investment company taxable income, we are subject to U.S. federal income tax on such retained capital gains and investment company taxable income. We may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated federal corporate income tax, including the 4% U.S. federal excise tax described below.

We are subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute (or are deemed to have timely distributed) an amount equal to the sum of:

•	at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

•

at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and

•	certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while any senior securities are outstanding unless we meet the applicable asset coverage ratios. See “Business—Regulation—Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Taxation of Company Investments

Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (ii) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income, (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions and (vii) produce income that will not qualify as good income for purposes of the 90% Gross Income Test. We monitor our transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and to prevent disqualification of us as a RIC but there can be no assurance that we will be successful in this regard.

Debt Instruments. In certain circumstances, we may be required to recognize taxable income prior to which we receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with an end-of-term payment and/or PIK interest payment or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though we will not have received any corresponding cash amount.

Warrants. Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long we held a particular warrant.

Foreign Investments. In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the requirement to pass through to our stockholders their share of the foreign taxes paid by us.

Passive Foreign Investment Companies. We may invest in the stock of a foreign corporation which is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or

“PFIC.” In general, unless a special tax election has been made, we are required to pay tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which we held the PFIC stock, plus an interest charge. Certain adverse tax consequences of a PFIC investment may be limited if we are eligible to elect alternative tax treatment with respect to such investment. No assurances can be given that any such election will be available or that, if available, we will make such an election.

Foreign Currency Transactions. Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time we accrue income or other receivables or accrue expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pay such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations if the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary gain or loss. These currency fluctuations related gains and losses may increase or decrease the amount of our investment company taxable income to be distributed to our stockholders as ordinary income.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, and if certain cure provisions described below are not available, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

The remainder of this discussion assumes that we qualify as a RIC for each taxable year.

Regulation

We are a BDC under the 1940 Act and intend to elect to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of a majority of our outstanding voting securities.

We do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. None of the policies in this paragraph is fundamental and each may be changed without stockholder approval.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets are the following:

(1)

securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An “eligible portfolio company” is defined in the 1940 Act as any issuer that:

•	is organized under the laws of, and has its principal place of business in, the United States;

•

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

i.

does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or

ii.

is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.

(2)

securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(3)	securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(4)	cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

The regulations defining and interpreting qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

We look through our subsidiaries to the underlying holdings (considered together with portfolio assets held outside of our subsidiaries) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act. On a consolidated basis, at least 70% of our assets will be eligible assets.

Managerial Assistance to Portfolio Companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1) or (2) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets or temporary investments. Typically, we invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the “Diversification Tests,” in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser monitors the creditworthiness of any counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We consolidate our financial results with all of our wholly owned subsidiaries for financial reporting purposes and measure our compliance with the leverage test applicable to BDCs under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors—Relating to our Business and Structure—Regulations” governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

Codes of Ethics

We and our Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is incorporated by reference as an exhibit to this annual report on Form 10-K, and is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Adviser. The proxy voting policies and procedures of our Adviser are set out below. The guidelines are reviewed periodically by our Adviser and our directors who are not “interested persons,” and, accordingly, are subject to change.

Introduction

As an investment adviser registered under the Advisers Act, our Adviser has a fiduciary duty to act solely in our best interests. As part of this duty, our Adviser recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.

Our Adviser’s policies and procedures for voting proxies for its investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

Our Adviser votes proxies relating to any of our portfolio equity securities in what it perceives to be the best interest of our stockholders. Our Adviser reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on any of the portfolio equity securities we hold. In most cases our Adviser will vote in favor of proposals that our Adviser believes are likely to increase the value of any of the portfolio equity securities we hold. Although our Adviser generally votes against proposals that may have a negative effect on any of our portfolio equity securities, our Adviser may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions are made by our Adviser’s senior investment team. To ensure that our Adviser’s vote is not the product of a conflict of interest, our Adviser requires that (1) anyone involved in the decision-making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how our Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, our Adviser discloses such conflicts to us, including our independent directors and may request guidance from us on how to vote such proxies.

Proxy Voting Records

You may obtain information without charge about how our Adviser voted proxies by making a written request for proxy voting information to: 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025, Attention: Investor Relations.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as are necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to nonpublic personal information about our stockholders to employees of our Adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

Other

Under the 1940 Act, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a Chief Compliance Officer to be responsible for administering these policies and procedures.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by TPC, our Adviser or their affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

In the future, we may co-invest with investment funds, accounts and vehicles managed by TPC where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price. However, we, TPC and our Adviser intend to file an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with investment funds, accounts and investment vehicles managed by TPC in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Even when we file this exemptive application, there can be no assurance that we will receive exemptive relief from the SEC to permit us to co-invest with investment funds, accounts and investment vehicles managed by TPC where terms other than price are negotiated.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

(1)	pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

(2)	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

(3)

pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

(4)

pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.

Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period. In addition, we have irrevocably opted-out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, we comply with new or revised accounting standards on the same time frames as other public companies that are not “emerging growth companies.”

Corporate Governance Regulations

The NYSE has adopted corporate governance regulations that listed companies must comply with. We are in compliance with these corporate governance listing standards. We monitor our compliance with all future listing standards and take all necessary actions to ensure that we are in compliance therewith.

Available Information

Our address is 2755 Sand Hill Road, Suite 150, Menlo Park, CA 94025. Our phone number is (650) 854-2090 and our internet website is at www.tpvg.com. We make available free of charge on our website our proxy statement, annual report on 10-K, quarterly reports on 10-Q, current reports on Form8-K, and amendments to those reports as soon as reasonably practical after we electronically file such material with, or furnish to, the U.S. Securities and Exchange Commission. Information contained on our website is note incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K and other reports and documents filed by us with the Securities and Exchange Commission (SEC). The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline and you may lose all or part of your investment The risk factors presented below are those we believe to be the principal risk factors associated with our company given our investment objectives, investment policies and capital structure.

Relating to our Business and Structure

We may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We were formed in June 2013. Our Adviser was formed in August 2013. We commenced operations in March 2014. As a result, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. As a BDC, we are subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. In addition, our Adviser is subject to the regulatory requirements applicable to investment advisers under the Advisory Act. We and our Adviser have limited experience operating or advising under this regulatory framework, and we may incur substantial additional costs, and expend significant time or other resources operating under this regulatory framework.

We are dependent upon our executive officers and our Adviser’s senior investment team and members of its Investment Committee, in particular, Messrs. Labe and Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.

Our Adviser has entered into the Staffing Agreement with TPC. Pursuant to the Staffing Agreement, TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Messrs. Labe and Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. TPC is obligated under the Staffing Agreement to allocate investment opportunities among its affiliates fairly and equitably over time in accordance with its allocation policy. We depend on the diligence, skill and network of business contacts of our Adviser’s senior investment team and our executive officers to achieve our investment objective. We cannot assure you that TPC will fulfill its obligations under the Staffing Agreement or its allocation policy. Further, the Staffing Agreement may be terminated with 60 days’ prior written notice, and we cannot assure you that the Staffing Agreement will not be terminated by TPC or that our Adviser will continue to have access to the professionals and Investment Committee of TPC or its information and deal flow. The loss of any such access would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business model depends, in part, upon TPC’s relationships with a select group of leading venture capital investors. Any inability of TPC to maintain or develop these relationships, or the failure of these relationships to result in referrals of investment opportunities for us, could materially and adversely affect our business.

We depend, in part, upon TPC to maintain industry relationships, including with a select group of leading venture capital investors, and we utilize these relationships to source and identify potential investment opportunities, although this group of leading venture capital investors, which may be modified from time to time, is not obligated to provide us with referrals for investment opportunities. If TPC fails to maintain or develop such relationships, or if we fall out of favor with such venture capital investors, it could decrease our access to these investors or their support and we may not be able to grow our investment portfolio. We can offer no assurance that these relationships will result in any investment opportunities for us in the future. In addition, any harm to the reputation of TPC and/or its select group of leading venture capital investors or their relationships could decrease our deal flow and the outlook of our investments which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our success depends on the ability of TPC and our Adviser to attract and retain qualified personnel in a competitive environment.

Our growth requires that TPC and our Adviser retain and attract new investment and administrative personnel in a competitive market. Their ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, their and our reputations and their ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with whom they compete for experienced personnel, including investment funds, have greater resources than they have.

We may not replicate the historical results achieved by TPC or members of its senior investment team.

Our focus in making investments differs from that of TPC. For example, while TPC’s portfolio consists primarily of providing financing to venture capital-backed companies across all stages of their development, including the venture growth stage, we pursue an investment strategy that is focused primarily on the venture growth stage. The profile and underwriting characteristics of an early stage venture capital-backed company are very different from those of a later stage venture capital-backed company and/or those of a venture growth stage company. Furthermore, within venture growth stage companies, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and leasing expertise and technology, life sciences and other high growth industries knowledge, specialization and flexibility from a lender. As a result, we cannot assure you that we will replicate the historical results achieved by TPC or members of its senior investment team and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods.

The nature of our approach to our business may lead to volatility and variability from period to period with respect to new originations. Our financial condition and results of operations depends upon our ability to effectively manage credit, deploy capital and grow our business.

Our ability to achieve our investment objective depends on our Adviser’s ability to manage our business and to grow our investments and earnings. This depends on our Adviser’s ability to identify, invest in and monitor companies that meet our underwriting criteria. Furthermore, our Adviser may choose to slow or accelerate new business originations depending on market conditions, rate of investment of TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, and other market dynamics. The achievement of our investment objective on a cost-effective basis depends upon our Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Accomplishing this result on a cost-effective basis is largely a function of our Adviser’s origination capabilities, management of the investment process, ability to provide efficient services and access to financing sources on acceptable terms. Our Adviser’s senior investment team also has substantial responsibilities in connection with the management of TPC’s investment vehicles and business segments. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to enter into transactions with our affiliates and to make investments in venture growth stage companies along with our affiliates is restricted by the 1940 Act which may limit the scope of investment opportunities available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act. In addition, any venture growth stage company in which we or TPC or its affiliates own 5% or more of its outstanding voting securities will be our affiliate for purposes of the 1940 Act. We are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors and, in certain cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from (i) buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by TPC or our Adviser or any of their affiliates or in which TPC or our Adviser or any of their affiliates also hold an interest or (ii) modifying any security that we hold in a company in which TPC or our Adviser or any of their affiliates also hold an interest without the prior approval of the SEC, which may limit our ability to take any action with respect to an existing investment or potential investment regardless of whether we conclude that the action may be in the best interest of our stockholders.

Our investment strategy includes investments in secured loans, together with, in many cases, attached equity “kickers” in the form of warrants, and direct equity investments. TPC also manages, and in the future may manage, other investment funds, accounts or vehicles that invest or may invest in these investments. Although we are the primary vehicle through which TPC focuses its venture growth stage business, other vehicles sponsored or managed by our Adviser’s senior investment team may also invest in venture growth stage companies or may have prior investments outstanding to our borrowers. As a result, members of our Adviser’s senior investment team and Investment Committee, in their roles at TPC, may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by TPC with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with TPC’s allocation policy. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by our Adviser’s senior investment team, such investment is apportioned by our Adviser’s senior investment team in accordance with (1) our Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Such apportionment may not be strictly pro rata, depending on the good faith determination of all relevant factors, including differing investment objectives, diversification considerations and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us.

We have co-invested and, in the future, may co-invest with investment funds, accounts and vehicles managed by TPC where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with such investment funds, accounts and vehicles where the only term that is negotiated is price and generally in accordance with existing and future guidance from the SEC staff. However, we, TPC and our Adviser intend to file an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with investment funds, accounts and investment vehicles managed by TPC in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that we will receive exemptive relief from the SEC to permit us to co-invest with investment funds, accounts and investment vehicles managed by TPC where terms other than price are negotiated.

We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively.

Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. One or more of our competitors may have or develop relationships with TPC’s select group of leading venture capital investors. We may also be limited in our ability to make an investment pursuant to the restrictions under the 1940 Act to the extent one or more of our affiliates has an existing investment with such obligor. Additionally, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which expose them to a wider variety of investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.

The competitive pressures we face may have a material adverse effect on our financial condition, results of operations and cash flows. We do not compete primarily on the financing terms we offer and believe that some competitors make loans with rates that are comparable or lower than our rates. We may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

We will be subject to corporate-level income tax and may default under the Credit Facility if we are unable to qualify or maintain our qualification as a RIC under Subchapter M of the Code.

To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC generally is satisfied if we distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of funds available for distributions to our stockholders and the amount of funds available for new investments.

We may need to raise additional capital to grow. If additional capital is not available or not available on favorable terms, our ability to grow will be impaired.

We may need additional capital to fund new investments or unfunded commitments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. In addition, there may be fewer lenders familiar with, or willing to provide credit to, firms in our industry. The availability of debt from lenders may be more limited than it is for firms that are not in our industry due to the credit profile of our targeted borrowers or the structure and risk profile of our unrated loans. As a result, we may have difficulty raising additional capital in order to fund our loans and grow our business.

In order to maintain our qualification as a RIC, we will be required to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders. As a result, these earnings will not be available to fund new investments. As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. This limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous for us to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings.

In addition, shares of closed-end investment companies have recently traded at discounts to their net asset values. If our common stock trades below its net asset value, we will not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities and our net asset value could decline.

A reduction in the availability of new capital or an inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have a material and adverse effect on our financial condition, results of operations and cash flows.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, in certain circumstances, we may be required to recognize taxable income prior to when we receive cash, such as the accrual of end-of-term payments, payment-in-kind, or “PIK,” interest payments and/or original issue discount, or “OID.” Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan. OID decreases our loan balance by an amount equal to the cost basis of the upfront warrants received and certain capitalized fees we receive in connection with our loan and is recognized by us as non-cash income over the life of the secured loan. Our secured loans generally include an end-of-term payment and/or PIK interest payment. Such payments, which could be significant relative to our overall investment activities are included in income before we receive any corresponding cash payment. We are also required to include in income certain other amounts that we will not receive in cash, including OID.

Since, in these cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to maintain our qualification as a RIC and to avoid a 4% U.S. federal excise tax on certain of our undistributed income. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain sufficient cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax.

You may not receive distributions or our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be materially and adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC, SBA regulations (if applicable) and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock or warrants, options or rights to acquire our common stock, at a price below then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and you may experience dilution.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if eventually passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

We finance certain of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.

We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. The use of leverage magnifies the potential for gain or loss on amounts invested.

The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings (other than potential leverage in future Small Business Investment Company, or “SBIC,” subsidiaries, should we receive an SBIC license(s), subject to exemptive relief) and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ depends on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, the Credit Facility we entered into and any debt facilities we may enter into in the future impose or may impose financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code.

We may default under the Credit Facility or any future indebtedness or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.

In the event we default under the Credit Facility or any future indebtedness or are unable to amend, repay or refinance any such future indebtedness on commercially reasonable terms, or at all, our business could be materially and adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility or any future indebtedness, any of which would have a material adverse effect on our financial condition, results of operations and cash flows. In addition, following any such default, the administrative agent under the Credit Facility could assume control of the disposition of any or all of our assets or restrict our utilization of any indebtedness, including the selection of such assets to be disposed and the timing of such disposition, including decisions with respect to our warrants, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. Events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) our failure to maintain compliance with RIC provisions at all times.

Because we use debt to finance certain of our investments, if market interest rates were to increase, our cost of capital could increase, which could reduce our net income. In addition, if the Credit Facility were to become unavailable, it could have a materially adverse effect on our business, financial condition and results of operations.

Because we borrow money to finance certain of our investments, including under the Credit Facility, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net income. In addition, if the Credit Facility were to become unavailable to us and attractive alternative financing sources were not available, it could have a materially adverse effect on our business, financial condition and results of operations.

In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our secured loans. Accordingly, an increase in interest rates may result in an increase of our income and, as a result, an increase in the incentive fee payable to our Adviser.

Provisions in the Credit Facility or any future indebtedness may limit our discretion in operating our business.

The Credit Facility is, and any future indebtedness may be, backed by all or a portion of our assets on which the lenders may have a security interest. We may pledge up to 100% of our assets or the assets of our Financing Subsidiary and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. Any security interests that we grant will be set forth in a security agreement and evidenced by the filing of financing statements by the agent for the lenders. Any restrictive provision or negative covenant in the Credit Facility, including diversification and eligibility requirements, or any of our future indebtedness limits or may limit our operating discretion, which could have a material adverse effect on our financial condition, results of operations and cash flows. A failure to comply with the restrictive provisions or negative covenants in the Credit Facility or any of our future indebtedness would or may result in an event of default and/or restrict our ability to control the disposition of our assets and our utilization of any indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

Adverse developments in the credit markets may impair our ability to enter into any other future borrowing facility.

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to enter into a new borrowing facility, obtain other financing to finance the growth of our investments or refinance any outstanding indebtedness on acceptable economic terms or at all.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business—Regulation.”

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms or at all. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our financial condition, results of operations and cash flows.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.

Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments.

Most of our investments take the form of secured loans, warrants and direct equity that are not publicly traded. The fair value of loans and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Statement of Financial Accounting Standards 157, Fair Value Measurement, or “SFAS 157” (ASC Topic 820). This means that our valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of the fair value of our investments require significant management judgment or estimation. We retain the services of one or more independent service providers to review the valuation of these loans and other investments. The types of factors that our Board takes into account in determining the fair value of our investments generally include, as appropriate, such factors as yield, maturity and measures of credit quality, the enterprise value of the company, the nature and realizable value of any collateral, the company’s ability to make payments and its earnings and discounted cash flow, our assessment of the support of their venture capital investors, the markets in which the company does business, comparisons to similar publicly traded companies and other relevant factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and other investments existed. Our net asset value could be materially and adversely affected if our determinations regarding the fair value of our loans and other investments were materially higher than the values that we ultimately realize upon the disposal of such loans and other investments.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our originations and underwriting processes, the interest rate payable on the secured loans we acquire, any prepayment made on our secured loans, the timing and amount of any warrant or equity returns, the timing of any draw downs requested by our borrowers, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are an emerging growth company under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an emerging growth company as defined in the JOBS Act for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period. For so long as we remain an emerging growth company we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the “Sarbanes-Oxley Act,” reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we have irrevocably opted-out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the “Securities Act,” for complying with new or revised accounting standards. As a result, we comply with new or revised accounting standards on the same time frames as other public companies that are not “emerging growth companies.” We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Because of the exemptions from various reporting requirements provided to us as an emerging growth company under the JOBS Act and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company under the recently enacted JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years following the completion of our initial public offering. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations or any new or changed interpretations of existing laws or regulations could have a material adverse effect on our financial condition, results of operations and cash flows.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this annual report on Form 10-K and may shift our investment focus to other types of investments in which our Adviser’s senior investment team may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our financial condition, results of operations and cash flows.

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our common stock. Nevertheless, any such changes could materially and adversely affect our business and impair our ability to make distributions to our stockholders.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control or the removal of our directors. We are subject to the Maryland Business Combination Act, or the “Business Combination Act,” the application of which is subject to and may not conflict with any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our directors who are not “interested persons” as such term is defined in the 1940 Act. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third-parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act, or the “Control Share Acquisition Act,” acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such an offer. However, we will amend our bylaws to be subject to the Control Share Acquisition Act only if our Board determines that it would be in our best interests and if the SEC staff does not object to our determination that our being subject to the Control Share Acquisition Act does not conflict with the 1940 Act. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Acquisition Act would, if implemented, violate Section 18(i) of the 1940 Act.

Our charter and bylaws contain other provisions that may make it difficult for a third-party to obtain control of us, including supermajority vote requirements for business transactions that are not approved by a majority of our “continuing directors,” provisions of our charter classifying our Board in three classes serving staggered three-year terms, and provisions of our charter authorizing our Board to classify or reclassify shares of our stock in one or more classes or series and to cause the issuance of additional shares of our stock, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Our Adviser or our Administrator can resign upon 60 days’ notice and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could materially and adversely affect our financial condition, results of operations and cash flows.

Our Adviser has the right under the Investment Advisory Agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. Similarly, our Administrator has the right under the Administration Agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. In addition, our Administrator has entered into a sub-administration agreement with Vastardis Fund Services LLC (a wholly-owned subsidiary of Conifer Financial Services LLC) to provide certain sub-administrative services to us on behalf of our Administrator. If our Adviser, our Administrator or our sub-administrator were to resign, we may not be able to find a new investment adviser, administrator or sub-administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, results of operations and cash flows as well as our ability to pay distributions to our stockholders are likely to be materially and adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser, our Administrator and our sub-administrator. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may materially and adversely affect our financial condition, results of operations and cash flows.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business is highly dependent on the communications and information systems of our Adviser. In addition, certain of these systems are provided to our Adviser by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

If we are unable to manage our growth, our results of operations could suffer.

Rapid growth of our portfolio would require expanded portfolio monitoring, increased personnel, expanded operational and financial systems and new and expanded control procedures. Our Adviser may be unable to attract sufficient qualified personnel or successfully manage expanded operations. As our portfolio expands, we may periodically experience constraints that would adversely affect our Adviser’s ability to identify and capitalize on investment opportunities, conduct a thorough and efficient diligence and credit analysis, close financing transactions in a timely fashion and/or effectively monitor our portfolio companies. Failure to manage growth effectively could materially and adversely affect our financial condition, results of operations and cash flows.

Relating to our Conflicts of Interest

There are potential conflicts of interest that could negatively affect our investment returns.

Our investment strategy includes investments in secured loans to companies, together with, in many cases, attached equity “kickers” in the form of warrants, and direct equity investments. TPC also manages, and in the future may manage, other investment funds, accounts or vehicles that invest or may invest in these companies. Although we are the primary vehicle through which TPC focuses its venture growth stage business, subject to its allocation policy and applicable law, other vehicles sponsored or managed by our Adviser’s senior investment team may also invest in venture growth stage companies or may have prior investments outstanding to our borrowers. As a result, members of our Adviser’s senior investment team and the Investment Committee, in their roles at TPC, may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by TPC with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with TPC’s allocation policy. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by our Adviser’s senior investment team, such investment will be apportioned by our Adviser’s senior investment team in accordance with (1) our Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Such apportionment may not be strictly pro rata, depending on the good faith determination of all relevant factors, including differing investment objectives, diversification considerations and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us.

Our Adviser may be subject to conflicts of interest with respect to taking actions regarding many investments in which TPC or its affiliates also have an interest.

Although our Adviser has adopted a compliance program which includes conflicts of interest policies and procedures, that are designed to mitigate the potential actual or perceived conflicts between us, on the one hand, and TPC and its affiliates, on the other hand, it may not eliminate all potential conflicts. TPC and its affiliates may have previously made investments in secured loans, together with, in many cases, attached equity “kickers” in the form of warrants, and direct equity investments in some of the same venture growth stage companies in which we expect to invest. In certain of these circumstances, we may have rights and privileges that give us priority over others associated with the issuer, such as TPC or its affiliates. These rights, if exercised, could have a detrimental impact on the value of the investment made by TPC or its affiliates in the issuer, and as a result our Adviser may be inhibited in taking such action, even if it is in the best interests of our stockholders. In addition, our Adviser may be subject to a conflict in seeking to make an investment in an issuer in which TPC or its affiliates have already invested, and we may still choose to make such investment, where permissible, subject to the approval of a majority of our directors who have no financial interest in the investment and a majority of our independent directors. In such a scenario, our Adviser may be influenced to make an investment or take actions in order to protect the interests of TPC or its affiliates in the issuer.

The base management and incentive fee structure we have with our Adviser may create incentives that are not fully aligned with the interests of our stockholders.

In the course of our investing activities, we pay a base management fee and an incentive fee to our Adviser. The Investment Advisory Agreement that we entered into with our Adviser provides that these fees are based on the value of our adjusted gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on the value of our total assets, our Adviser benefits when we incur debt or use leverage. This fee structure may encourage our Adviser to cause us to borrow money to finance additional investments. Our Board is charged with protecting our interests by monitoring how our Adviser addresses these and other conflicts of interest associated with its management services and compensation. While our Board does not review or approve each investment decision, borrowing or incurrence of leverage, our independent directors periodically review our Adviser’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, our Adviser may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

Our incentive fee may induce our Adviser to pursue speculative investments and to use leverage when it may be unwise to do so.

The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Adviser is determined, which is calculated separately in two components as a percentage of the interest and other investment income in excess of a quarterly minimum hurdle rate and as a percentage of the realized gain on invested capital, may encourage our Adviser to use leverage or take additional risk to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock or of securities convertible into our common stock or warrants representing rights to purchase our common stock or securities convertible into our common stock. In addition, our Adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on investment income, there is no minimum level of gain applicable to the portion of the incentive fee based on net capital gains. As a result, our Adviser may have an incentive to invest more in investments that are likely to result in capital gains as compared to income producing securities or to advance or delay realizing a gain in order to enhance its incentive fee. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of our debt investments and may accordingly result in a substantial increase of the amount of incentive fees payable to our investment adviser with respect to our pre-incentive fee net investment income.

We may pay our Adviser an incentive fee on certain investments that include a deferred interest feature.

We underwrite our loans to generally include an end-of-term payment, a PIK interest payment and/or OID. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments which equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income or OID until they are paid. In addition, in connection with our equity related investments, we may be required to accrue OID which decreases the balance on our secured loans by an amount equal to the value of the warrants we receive in connection with the applicable secured loan over its lifetime. Under these types of investments, we accrue interest during the life of the loan on the end-of-term payment, PIK interest payment and/or OID but do not receive the cash income from the investment until the end of the term. However, our pre-incentive fee net investment income, which is used to calculate the income portion of our incentive fee, includes accrued interest. Thus, a portion of this incentive fee is based on income that we have not yet received in cash, such as an end-of-term payment, a PIK interest payment and/or OID.

The valuation process for certain of our investments may create a conflict of interest.

For many of our investments, no market-based price quotation is available. As a result, our Board determines the fair value of these secured loans, warrants and equity investments in good faith as described above in “—Relating to our Business and Structure—Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments.” In connection with that determination, our Adviser’s senior investment team provides our Board with valuation recommendations based upon the most recent and available information, including industry outlook, capitalization, financial statements and projected financial results of each portfolio company. Other than de minimis investments of less than 1% of our gross assets (up to an aggregate of 10% of our gross assets), the valuation for each investment is reviewed by an independent valuation firm annually and the ultimate determination of fair value is made by our Board, including our interested directors, and not by such independent valuation firm. The Board, however, may request at its discretion to have such de minimis investments valued by an independent valuation firm. In addition, Messrs. Labe and Srivastava, each an interested member of our Board, have a material pecuniary interest in our Adviser. The participation of our Adviser’s senior investment team in our valuation process, and the pecuniary interest in our Adviser by certain members of our Board, could result in a conflict of interest as our Adviser’s base management fee is based, in part, on the value of our average adjusted gross assets, and our incentive fee is based, in part, on realized gains and realized and unrealized losses.

There are conflicts related to our arrangements with TPC and our Administrator.

In February 2014, we entered into the License Agreement with TPC under which TPC granted us a non-exclusive, royalty-free license to use the name “TriplePoint” and the TriplePoint logo. In addition, in February 2014, we entered into the Administration Agreement with our Administrator pursuant to which we are required to pay our Administrator an amount equal to our allocable portion of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. This creates conflicts of interest that our Board will monitor. For example, under the terms of the License Agreement, we are unable to preclude TPC from licensing or transferring the ownership of the “TriplePoint” name to third-parties, some of whom may compete against us. Consequently, we are unable to prevent any damage to goodwill that may occur as a result of the activities of TPC or others. Furthermore, in the event the License Agreement is terminated, we will be required to change our name and cease using “TriplePoint” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

The Investment Advisory Agreement was not negotiated at arm’s length and may not be as favorable to us as if it had been negotiated with an unaffiliated third-party.

Pursuant to the terms of the Investment Advisory Agreement, our Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and performing diligence of our investments and monitoring our investment portfolio on an ongoing basis. The Investment Advisory Agreement was negotiated between related parties. Consequently, its terms, including fees payable to our Adviser, may not be as favorable to us as if it had been negotiated with an unaffiliated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under the Investment Advisory Agreement because of our desire to maintain our ongoing relationship with our Adviser.

Our Adviser’s liability is limited under the Investment Advisory Agreement and we have agreed to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, our Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of our Board in following or declining to follow our Adviser’s advice or recommendations. Under the Investment Advisory Agreement, our Adviser and its professionals and any person controlling or controlled by our Adviser are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that our Adviser owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify our Adviser and its professionals from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement.

Risks Related to our Investments

Our investments are concentrated in technology, life sciences and other high growth industries, including clean technology, some of which are subject to extensive government regulation which exposes us to the risk of significant loss if any of these industry sectors experiences a downturn.

A consequence of our investment strategy is that our investment returns will be materially and adversely affected if the companies or the industries we target perform poorly. Beyond the asset diversification requirements to which we will be subject as a RIC and any concentration limitations we have agreed or may agree to as part of the Credit Facility or any future indebtedness, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one company and our investments could be concentrated in relatively few industries.

Our investments may be subject to extensive regulation by U.S. and foreign federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.

Our portfolio is composed of investments exclusively in the technology, life sciences and other high growth industries, including clean technology. As a result, a downturn in any of these industries and particularly those in which we are heavily concentrated could materially and adversely affect our financial condition, results of operations and cash flows.

Our portfolio may lack diversification among portfolio companies which may subject us to a risk of significant loss if one or more of these companies defaults on its obligations under any of its debt instruments.

Our portfolio consists of a limited number of portfolio companies. For example, we held 76 investments in 27 companies as of December 31, 2014, and our four largest portfolio companies represented approximately 37% of our portfolio investments. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is currently less diversified than the portfolios of others, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Our financial condition, results of operations and cash flows would be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in an individual company may be significant. As a result, if a significant investment fails to perform as expected, our financial condition, results of operations and cash flows could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies.

Our investment strategy includes a primary focus on venture growth stage companies, which are subject to many risks, including dependence on the need to raise additional capital, volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs, periodic downturns, below investment grade ratings, which could cause you to lose all or part of your investment in us.

We invest primarily in venture growth stage companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns, compared to more mature companies. The revenues, income (or losses), and projected financial performance and valuations of venture growth stage companies can and often do fluctuate suddenly and dramatically. For these reasons, investments in our portfolio companies, if rated by one or more ratings agency, would typically be rated below “investment grade,” which refers to securities rated by ratings agencies below the four highest rating categories. Our target venture growth stage companies are geographically concentrated and are therefore highly susceptible to materially negative local political, natural and economic events. In addition, high growth industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in high growth industries, together with cyclical economic downturns, may result in substantial decreases in the value of many venture growth stage companies and/or their ability to meet their current and projected financial performance to service our debt. Furthermore, venture growth stage companies also typically rely on venture capital and private equity investors, or initial public offerings, or sales for additional capital.

Venture capital firms in turn rely on their limited partners to pay in capital over time in order to fund their ongoing and future investment activities. To the extent that venture capital firms’ limited partners are unable or choose not to fulfill their ongoing funding obligations, the venture capital firms may be unable to continue operationally and/or financially supporting the ongoing operations of our portfolio companies which could materially and adversely impact our financing arrangement with the portfolio company.

These companies, their industries, their products and customer demand and the outlook and competitive landscape for their industries are all subject to change which could adversely impact their ability to execute to their business plans and generate cash flow or raise additional capital which would serve as the basis for repayment of our loans. Therefore, our venture growth stage companies may face considerably more risk of loss than do companies at other stages of development.

Some of our portfolio companies may need additional capital, which may not be readily available.

Venture growth stage companies may require additional equity financing if their cash flow from operating activities is insufficient to satisfy their continuing growth, working capital and other requirements. Each round of venture financing is typically intended to provide a venture capital-backed company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which our venture growth stage companies will seek additional capital. It is possible that one or more of our venture growth stage companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, either of which would negatively impact our investment returns, the fair value of our portfolio and our ability to restructure our investments. Some of these companies may be unable to obtain sufficient financing from private investors, public or private capital markets or traditional lenders. This may have a significant impact if the companies are unable to obtain certain federal, state or foreign agency approval for their products or the marketing thereof, of if regulatory review processes extend longer than anticipated and the companies need continued funding for their operations during these times. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are able to utilize traditional credit sources.

Our existing and/or future portfolio companies may not draw on any of our unfunded obligations or may draw our outstanding unfunded obligations at a time when our capital is not readily available.

As of December 31, 2014, our unfunded obligations to eleven portfolio companies totaled $211.0 million. We cannot assure you that any of these unfunded or any future obligations will be drawn by the venture growth stage companies. Of these unfunded commitments, $40.5 million are dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to the portfolio company. Of the approximately $211.0 million of unfunded obligations, $103.5 million expire during 2015 and $107.5 million expire during 2016 if not drawn prior to expiration. As of December 31, 2014, $201.0 million of our unfunded commitments were with technology-related companies and $10.0 million were with non-technology related companies. In addition, of the approximately $211.0 million of unfunded obligations, approximately $206.0 million represent obligations for growth capital loans and $5.0 million for revolving loans. Seven funding commitments to seven customers expired during the period from March 5, 2014 (commencement of operations) to December 31, 2014. We intend to use cash flow from normal and early principal repayments, indebtedness, any proceeds from any subsequent equity or debt offerings, and available cash to fund our outstanding unfunded obligations. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due. To the extent we are not able to fund commitments as they come due, we may be forced to sell assets, modify the terms of our commitments or default on our commitments, and as a result, our business could be materially and adversely affected.

Unlike traditional lenders, we offer a flexible payment and covenant structure to our portfolio companies and may choose not to take advantage of certain opportunities due to our long-term investment philosophy to develop and maintain deep and longstanding relationships with TPC’s select group of leading venture capital investors, borrowers and entrepreneurs and to preserve our reputation.

As part of the Four Rs, our core investment philosophy, we seek to develop and maintain deep and longstanding relationships with TPC’s select group of leading venture capital investors, borrowers and entrepreneurs and to preserve our reputation. Accordingly, our debt-financing products generally offer borrowers a flexible payment and covenant structure which may not provide us with the same level of protection as more restrictive conditions that traditional lenders typically impose on borrowers. Furthermore, there may be situations with borrowers on our Credit Watch List where we believe that a member of TPC’s select group of venture capital investors intends to, expresses their intent to, or provides subject to milestones or contingencies, continued support, assistance and/or financial commitment to the borrower and our Adviser, based on such representation, may determine to modify or waive a provision or term of our existing loan which we would otherwise be entitled to enforce. The terms of any such modification or waiver may not be as favorable to us as we could have required, or had the right to require, and we may choose to enforce less vigorously our rights and remedies under our loans than traditional lenders due to our investment philosophy to preserve our reputation and maintain a strong relationship with the applicable venture capital investor or borrower based on their representations made to us.

Worldwide economic conditions, economic recessions or downturns, as well as political and economic conditions, could impair our venture growth stage companies and harm our operating results.

The business and operating results of our venture growth stage companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent quarters shown signs of recovery from the global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. Any conflict or uncertainty, including due to natural disasters, public health concerns, political unrest or safety concerns, could harm their financial condition and results of operations and cash flows. In addition, if the government of any country in which products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm the business of our venture growth stage companies.

Many of the venture growth stage companies in which we make investments are susceptible to economic slowdowns or recessions and may be unable to repay our secured loans during such periods. Adverse economic conditions may decrease the value of collateral securing some of our secured loans. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and materially and adversely impact our financial condition, result of operations and cash flows.

If our portfolio companies are unable to protect their intellectual property rights, our business and prospects could be harmed. If our portfolio companies are required to devote significant resources to protecting their intellectual property rights, then the value of our investment could be reduced.

Our future success and competitive position depend in part upon the ability of our venture growth stage companies to obtain and maintain proprietary technology used in their products and services, which will often represent a significant portion of the collateral securing our loans. Venture growth stage companies will rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Venture growth stage companies may have also failed to properly obtain intellectual property ownership that, under intellectual property laws, by default resides with the personnel who created the intellectual property. Consequently, venture growth stage companies may, from time to time, be required to institute litigation in order to enforce their patents, copyrights or other intellectual property rights, to protect their trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a venture growth stage company is found to infringe upon or misappropriate a third-party’s patent or other proprietary rights, that company could be required to pay damages to such third-party, alter its own products or processes, obtain a license from the third-party and/or cease activities utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. Any of the foregoing events could negatively affect both the company’s ability to service our debt obligation and the value of any equity securities that we own, as well as any collateral securing our obligation.

Our relationship with certain portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information which may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions.

Our relationship with some of our portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information (including transactional data and personal data about their employees and clients) which may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions. Unauthorized access or disclosure of such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss, improper use, such as insider trading or other misappropriation of confidential information could have a material adverse impact on our competitive positions, our relationship with our portfolio companies and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs.

Our financial condition, results of operations and cash flows could be negatively affected if we are unable to recover our principal investment as a result of a negative pledge or lack of a security interest on the intellectual property of our venture growth stage companies.

In some cases, we collateralize our loans with a secured collateral position in a venture growth stage company’s assets, which may include a negative pledge or, to a lesser extent, no security on their intellectual property. In the case of a negative pledge, the venture growth stage company cannot encumber or pledge their intellectual property without our permission. In the event of a default on a loan, the intellectual property of the venture growth stage company will most likely be liquidated to provide proceeds to pay the creditors of the company. There can be no assurance that our security interest, if any, in the proceeds of the intellectual property will be enforceable in a court of law or bankruptcy court or that there will not be others with senior or pari passu credit interests.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

We believe that our borrowers generally are able to repay our loans from their available capital, future capital-raising transactions or current and/or future cash flow from operations. However, to attempt to mitigate credit risks, we typically take a secured collateral position. There is a risk that the collateral securing our secured loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, may be liquidated at a price lower than what we consider to be fair value and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a borrower to raise additional capital.

In certain circumstances, other creditors have claims in priority to our senior lien. Although for certain borrowers, we are the only form of secured debt (other than potentially specific equipment financing), other borrowers may also have other senior secured debt, such as revolving loans and/or term loans, in priority to our senior lien. In underwriting our loans, we generally only consider growth capital loans for prospective borrowers with sufficient collateral that covers the value of our loan as well as the revolving and/or term loans that may be in priority to our senior lien; however, there may be instances in which we have incorrectly estimated the current or future potential value of the underlying collateral or the underlying collateral value has decreased, in which case our ability to recover our investment may be materially and adversely affected. Approximately 20.5% of the debt investments in our investment portfolio, as of December 31, 2014, based on the aggregate outstanding principal balance, consisted of growth capital loans where the borrower has a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien.

In addition, a substantial portion of the assets securing our investment may be in the form of intellectual property, inventory and equipment and, to a lesser extent, cash and accounts receivable. Intellectual property that is securing our loan could lose value if, among other things, the borrower’s rights to the intellectual property are challenged or if the borrower’s license to the intellectual property is revoked or expires. Inventory may not be adequate to secure our loan if our valuation of the inventory at the time that we made the loan was not accurate or if there is a reduction in the demand for the inventory.

Similarly, any equipment securing our loan may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value, or if the borrower fails to adequately maintain or repair the equipment. The residual value of the equipment at the time we would take possession may not be sufficient to satisfy the outstanding debt and we could experience a loss on the disposition of the equipment. Any one or more of the preceding factors could materially impair our ability to recover our investment in a foreclosure.

Our portfolio companies may have limited operating histories and financial resources.

Our portfolio consists of investments in companies that have relatively limited operating histories. Generally, very little public information exists about these companies, and we are required to rely on the ability of our Adviser to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These companies may be particularly vulnerable to U.S. and foreign economic downturns such as the recent recession and may have limited access to capital. These businesses also frequently have less diverse product lines and a smaller market presence than larger competitors and may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical, operational and marketing resources, and typically depend upon the expertise and experience of a single individual executive or a small management team. Our success depends, in large part, upon the abilities of the key management personnel of our portfolio companies, who are responsible for the day-to-day operations of our portfolio companies. Competition for qualified personnel is intense at any stage of a company’s development. The loss of one or more key managers can hinder or delay a company’s implementation of its business plan and harm its financial condition. Our portfolio companies may not be able to attract and retain qualified managers and personnel. Any inability to do so may negatively affect our investment returns.

In addition, our existing and future portfolio companies may compete with each other for investment or business opportunities and the success of one could negatively impact the other. Furthermore, some of our portfolio companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may materially and adversely affect the return on, or the recovery of, our investment. As a result, we may lose our entire investment in any or all of our portfolio companies.

We make debt investments in venture growth stage companies that generally do not have sufficient cash resources to repay our loan in full at the time of its origination.

We invest primarily in venture growth stage companies that generally do not have sufficient cash-on-hand to satisfy our loan in full at the time we originate the loan. Following our investment, these companies may be unable to successfully scale operations and increase revenue as we had anticipated at the time we made the investment. In certain circumstances, these companies may not be able to generate meaningful customer sales, commitments or orders due to unfavorable market conditions. As a result, the company may not generate sufficient cash flow to service our loan and/or the company’s venture capital investors may no longer provide the company with meaningful invested equity capital to provide a debt financing cushion to our loan. As a consequence, the company may (i) request us to restructure our loan resulting in the delay of principal repayment, the reduction of fees and/or future interest rates and/or the possible loss of principal or (ii) experience bankruptcy, liquidation or similar financial distress. We may be unable to accommodate any such restructuring request due to the eligibility requirements under the Credit Facility. The bankruptcy, liquidation and/or recovery process has a number of significant inherent risks for us as a creditor. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by one of our portfolio companies may adversely and permanently affect our investment in that company. If the proceeding is converted to liquidation, the liquidation value of the company may not equal the fair value that was believed to exist at the time of our investment. The duration of a bankruptcy, liquidation and/or recovery proceeding is also difficult to predict, and a creditor’s return on investment can be materially and adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the obligations we own may be lost by increases in the number and amount of claims or by different treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

There may be circumstances when our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we structure most of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business. Such risk of equitable subordination may be potentially heightened with respect to various portfolio investments that we may be deemed to control.

The lack of liquidity in our investments may materially and adversely affect our financial condition, results of operations and cash flows.

The majority of our assets are invested in illiquid loans and a substantial portion of our investments in leveraged companies are subject to legal and other restrictions on resale or are otherwise less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.

To the extent that we invest in equity or equity-linked securities of privately-held companies, there can be no assurances that a trading market will develop for the securities that we wish to liquidate, or that the subject companies will permit their shares to be sold through such marketplaces. A lack of initial public offering opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities that continue to require private funding. This situation may adversely affect the amount of available funding for venture growth stage companies. A lack of initial public offering opportunities for venture capital-backed companies can also cause some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other companies such as ourselves who are co-investors in such companies.

Even if a subject portfolio company completes an initial public offering, we are typically subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after the initial public offering. As a result, the market price of securities that we hold may decline substantially before we are able to sell these securities following an initial public offering.

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our funds available for distribution and could materially and adversely affect our ability to service our outstanding borrowings.

As a BDC, we are required to carry our investments at fair value as determined in good faith by or under the direction of our Board. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Any unrealized losses in our investment portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our funds available for distribution in future periods and could materially and adversely affect our ability to service our outstanding borrowings.

Our stockholders do not have any input in our Adviser’s investment decisions.

Our investments are selected by our Adviser, subject to the approval of its Investment Committee. Our stockholders do not have input into our Adviser’s investment decisions. As a result, our stockholders are unable to evaluate any of our potential portfolio investments. These factors increase the uncertainty, and thus the risk, of investing in shares of our common stock.

Because we do not hold controlling equity interests in our portfolio companies, we are not able to exercise control over our portfolio companies or prevent decisions by management that could decrease the value of our investment.

We do not hold controlling equity positions in any of our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are materially adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we hold in our portfolio, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investment.

We may suffer a loss if a portfolio company defaults on a loan, including the entire or partial loss of the accrued PIK interest, the end-of-term payment and/or OID, such as warrants and facility fees due to us.

Our debt-financing products generally offer a flexible payment and covenant structure to our portfolio companies which may not provide the same level of protection to us as more restrictive conditions that traditional lenders typically impose on borrowers. For example, our secured loans generally include an end-of-term payment, PIK interest payment and/or OID, such as warrants and facility fees. If a portfolio company fails to satisfy financial or operating covenants imposed by us or other lenders, the company may default on our loan which could potentially lead to termination of its loans and foreclosure on its assets. If a portfolio company defaults under our loan, this could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or equity securities that we hold, including payment to us of the end-of-term payment, PIK interest payment and/or OID, such as warrants and facility fees. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Prepayments of our loans could materially and adversely impact our results of operations and ability to make stockholder distributions and result in a decline in the market price of our shares.

We are subject to the risk that the loans we make to our portfolio companies may be repaid prior to maturity. We expect that our investments generally allow for repayment at any time subject to penalties in certain limited circumstances. When this occurs, we generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments typically have substantially lower yields than the loan being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the loan that was repaid. As a result, our financial condition, results of operations and cash flows could be materially and adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our ability to make, or the amount of, stockholder distributions with respect to our common stock, which could result in a decline in the market price of our shares.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest a portion of our capital in loans that have a secured collateral position. Our portfolio companies may have, or may be permitted to incur, other debt that is secured by and ranks equally with, or senior to, all or a portion of the collateral secured by the loans in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the loans in which we invest or are entitled to receive payment from the disposition of certain collateral or all collateral senior to us. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with loans in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the company.

The senior liens on the collateral secure the company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by senior liens on the collateral generally control the liquidation of, and are entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation depends on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the senior liens after payment in full of all obligations secured by other liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by other liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the senior liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the senior liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral;

•	waivers of past defaults under collateral documents; and

•	we may not have the ability to control or direct such actions, even if our rights, including our security interest in the collateral, are materially and adversely affected.

The disposition of our investments may result in contingent liabilities.

A substantial majority of our investments are loans. In connection with the disposition of an investment in loans, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

Our equity related investments are highly speculative, and we may not realize gains from these investments.

When we make a secured loan, we generally acquire warrants in the company. From time to time we may also acquire equity participation rights in connection with an investment which will allow us, at our option, to participate in current or future rounds of equity financing through direct capital investments in our portfolio companies. In addition, we may be required to accrue OID which decreases the balance on our secured loans by an amount equal to the value of the warrants we receive in connection with the applicable secured loan over its lifetime. To the extent we hold these equity related investments, we attempt to dispose of them and realize gains upon our disposition of them. However, the equity related investments we receive and make may not appreciate in value or may decline in value. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business or public offering, or if the portfolio company defaults under its outstanding indebtedness, which could materially decrease the value of, or prevent us from being able to sell, the underlying equity related investment. As a result, we may not be able to realize gains from our equity related investments and any gains that we do realize on the disposition of any equity related investment may not be sufficient to offset any other losses or OID we experience or accrue.

Our investments in the life sciences industry are subject to extensive government regulation, litigation risk and certain other risks particular to that industry.

We have invested and plan to continue investing in venture growth stage companies in the life sciences industry that are subject to extensive regulation by the Food and Drug Administration and, to a lesser extent, federal, state and other foreign agencies. If any of these companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. In addition, governmental budgetary constraints affecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might materially and adversely affect a company in this industry. Venture growth stage companies in the life sciences industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Investments in secured loans to companies with foreign operations may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates making secured loans to companies with foreign operations. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies or U.S. companies with no foreign operations. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations in our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies or U.S. companies with no foreign operations.

We may expose ourselves to risks resulting from our use of interest rate hedging transactions.

A majority of our loans in our existing portfolio, as of December 31, 2014, have a fixed interest rate. Our Credit Facility bears interest at a floating rate. We may utilize instruments such as interest rate swaps, caps, collars and/or floors to seek to hedge against fluctuations in the relative values of our fixed-rate portfolio positions and/or to hedge against the impact on our net investment income from changes in market interest rates. When we engage in interest rate hedging transactions, we may expose ourselves to risks associated with such transactions. We believe that any hedging transactions that we enter into in the future will not be considered “qualifying assets” under the 1940 Act, which may limit our hedging strategy more than other companies that are not subject to the 1940 Act.

Hedging transactions do not eliminate the risks associated with possible interest rate fluctuations on the value of our investments. These risks include: (i) the possibility that the market will move in a manner or direction that would have resulted in gain for us had an interest rate hedging transaction not been utilized, in which case our performance would have been better had we not engaged in the interest rate hedging transaction; (ii) the risk of imperfect correlation between the risk sought to be hedged and the interest rate hedging transaction used; (iii) potential illiquidity for the hedging instrument used, which may make it difficult for us to close-out or unwind an interest rate hedging transaction; and (iv) the possibility that the counterparty fails to honor its obligation. Furthermore, it may not be possible to hedge against an interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Our failure to make protective or follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “protective” and/or “follow-on” investments, in order to attempt to preserve or enhance the value of our initial investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company, result in a diminished current value or impair the ability or likelihood for a full recovery of the value of our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to BDC requirements that would prevent such follow-on investments or the follow-on investment would affect our qualification as a RIC.

Our common stock may trade below our net asset value per share, which limits our ability to raise additional equity capital.

If our common stock is trading below our net asset value per share, we are not able to issue additional shares of our common stock at the market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If our common stock trades below our net asset value per share, the higher cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of our common stock trading below our net asset value per share is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value per share.

Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan may be reinvested in newly-issued shares of our common stock. As a result, our stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment strategy may result in a higher amount of risk and higher volatility or loss of principal than alternative investment options. Our investments in venture growth stage companies with secured loans, warrants and direct equity investments may be speculative and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	any inability to deploy or invest our capital;

•	fluctuations in interest rates;

•	any inability to access the capital markets;

•	realized and unrealized losses in investments in our portfolio companies;

•	the financial performance of the industries in which we invest;

•	announcement of strategic developments, acquisitions, and other material events by us or our competitors or operating performance of companies comparable to us;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	perception or reputation of TPC;

•	loss of our qualification as a RIC or BDC;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of, or loss of access to, our Adviser’s senior investment team;

•	operating performance of companies comparable to us; and

•	general economic trends and other external factors.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and could divert management’s attention and resources from our business.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operations. Our executive offices are located at 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025. These offices are provided by our Administrator pursuant to the Administration Agreement. We believe that our facilities are suitable and adequate for our business.

Item 3.	Legal Proceedings

We are not currently subject to any legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NYSE under the symbol “TPVG.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or “NAV,” and dividends per share since shares of our common stock began being regularly traded on the NYSE through December 31, 2014.

		Closing Sales Price(2)		Premium/ Discount of High Sales Price to NAV(3)	Premium/ Discount of Low Sales Price to NAV(3)	Declared Dividends
Period	NAV(1)	High	Low
Fourth Quarter of 2014	$14.61	$15.22	$13.30	4.2%	(9.0)%	$0.51	(5)
Third Quarter of 2014	$14.64	$16.20	$14.61	10.7%	(0.2)%	$0.32
Second Quarter of 2014	$14.49	$16.47	$14.95	13.7%	3.2%	$0.30
First Quarter of 2014(4)	$14.58	$16.44	$15.00	12.8%	2.9%	$0.09

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Closing sales price as provided by the NYSE.
(3)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
(4)	From March 5, 2014 (initial public offering) to March 31, 2014.
(5)	Includes our payment of a $0.36 per share dividend and a $0.15 per share special dividend.

On March 17, 2015, the reported sales price of our common stock was $14.82 per share. As of March 17, 2015 we had thirteen stockholders of record.

Distributions

To the extent that we have funds available, we intend to make quarterly distributions to our stockholders. Our stockholder distributions, if any, will be determined by our Board. Any distribution to our stockholders will be declared out of assets legally available for distribution. Our Board authorized a distribution of $0.09 per share for the period ending March 31, 2014, a distribution of $0.30 per share for the period ending June 30, 2014, and a distribution of $0.32 for the period ending September 30, 2014. In addition, on October 27, 2014, our Board authorized a $0.36 per share dividend, which was paid on December 16, 2014 to stockholders of record on November 28, 2014 and on December 3, 2014, our Board authorized a $0.15 per share special dividend, which was paid on December 31, 2014 to stockholders of record on December 22, 2014. On March 16, 2015, our Board declared a $0.36 per share dividend payable on April 16, 2015, to stockholders of record on March 26, 2015. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. The amount treated as a tax-free return of capital will reduce a stockholder’s adjusted basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For purposes of issuing and publishing the Rule 19a-1 notice required under the 1940 Act, we will calculate both our current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constituted a return of capital to our stockholders. While such distributions are not taxable, they reduce a shareholder’s basis in his, her, or its shares of common stock, which may result in the shareholder recognizing more taxable capital gains, or a lower capital loss, when the shares of common stock are eventually sold.

We intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code, beginning with our taxable year ended December 31, 2014. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year; and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

We currently intend to distribute net long-term capital gains if any, at least annually out of the assets legally available for such distributions. However, we may in the future decide to retain some or all of our long-term capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to such stockholder’s tax basis in such stockholder’s common stock. Since we expect to pay tax on any retained capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against such individual stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds such individual stockholder’s liability for U.S. federal income tax. We cannot assure any stockholder that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we may be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.

Unless a stockholder elects to receive distributions in cash, we intend to make such distributions in additional shares of our common stock under our dividend reinvestment plan. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes. If a stockholder holds shares of our common stock in the name of a broker or financial intermediary, such stockholder should contact such broker or financial intermediary regarding the election to receive distributions in cash in lieu of shares of our common stock. Any distributions reinvested through the issuance of shares through our dividend reinvestment plan will increase our assets on which the base management fee and the incentive fee are determined and paid to our Adviser.

The following table summarizes our cash distributions, including dividends and returns of capital, if any, per share that have been authorized by our board of directors since our initial public offering:

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.

(2)	Represents a special dividend.

Stock Performance Graph

The graph below compares the stockholder return on our common stock from March 6, 2014 (the first day of trading following our initial public offering) to December 31, 2014 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 6, 2014, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Sections 18 of, the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS

For the Period from March 5, 2014 (TPVG’s IPO) to December 31, 2014

Related Stockholder Matters

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Information

The following selected financial and other data for the period from March 5, 2014 (commencement of operations) through and as of December 31, 2014 has been derived from unaudited financial data. This data is not necessarily indicative of the results that may be expected for the year ended December 31, 2014. This data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014 or as of December 31, 2014
Statement of Operations Data:
Total investment and other income	$25,346
Base management fee	2,723
Income and capital gains incentive fees	2,865
Interest expense and amortization of fees	3,897
All other operating expenses	3,053
Net investment income	12,808
Net realized gains on investments	—
Net change in unrealized gains on investments	1,483
Net increase in net assets resulting from operations	14,291
Share Data:
Net investment income per share	$1.30
Net unrealized gains per share	$0.15
Net increase in net assets per share	$1.45
Dividends per share	$1.22
Basic and diluted weighted average shares of common stock outstanding	9,869,860
Common stock outstanding at period end	9,924,171
Balance Sheet Data at Period End:
Investments at fair value	$257,971
Short-term investments at fair value	49,995
Cash and restricted cash	14,939
Other assets	3,424
Total assets	326,329
Revolving credit facility payable	118,000
Payable for U.S. Treasury bill assets	49,998
Other liabilities	13,352
Total liabilities	181,350
Net assets	144,979
Other data:
Number of portfolio companies	27
Weighted average portfolio yield on debt investments during period	15.4%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in this Annual Report on Form 10-K and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (or, the Exchange Act). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such sections. The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this Annual Report on Form 10-K. Except as otherwise specified, references to “the Company”, “we”, “us”, and “our” refer to TriplePoint Venture Growth BDC Corp. and its subsidiaries.

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about TriplePoint Venture Growth BDC Corp., our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our relationships with third parties including venture capital investors;

•	the impact and timing of our unfunded commitments;

•	the expected market for venture capital investments;

•	the performance of our existing portfolio and other investments we may make in the future;

•	the impact of investments that we expect to make;

•	actual and potential conflicts of interest with TPC and our Adviser and its senior investment team and Investment Committee;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the ability of our Adviser to attract, retain and have access to highly talented professionals, including our Adviser’s senior management team;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

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

•	the risks, uncertainties and other factors we identify in “Risk Factors” in this Annual Report on Form 10-K under Part 1A and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described in “Risk Factors” in this Annual Report on Form 10-K under Part 1A. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2014.

Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending with warrants to venture growth stage companies focused in technology, life sciences and other high growth industries which are backed by TPC’s select group of leading venture capital investors.

We were formed to expand the venture growth stage business segment of TPC’s global investment platform and are the primary vehicle through which TPC focuses its venture growth stage business. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. TPC is located on Sand Hill Road in Silicon Valley and has a primary focus in technology, life sciences and other high growth industries.

We commenced investment activities on March 5, 2014. In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on March 5, 2014, we acquired our initial portfolio. The net consideration paid was approximately $121.7 million which reflected approximately $123.7 million of investments less approximately $2.0 million of prepaid interest and fair value of unfunded commitments. We financed the acquisition of our initial portfolio by using a portion of a $200.0 million bridge facility provided by Deutsche Bank. On March 11, 2014, we completed our initial public offering and sold 9,840,655 shares of common stock (including 1,250,000 shares of common stock through the underwriters’ exercise of their overallotment option and the concurrent private placement of 257,332 shares of common stock to our Adviser’s senior team and other persons associated with TPC) of our common stock at an offering price of $15.00 per share. We received $141.6 million of net proceeds in connection with the initial public offering and concurrent private placement, net of the portion of front end charges and offering costs we paid. We used a portion of these net proceeds to pay down all amounts outstanding under the Bridge Facility and terminated the Bridge Facility in conjunction with such repayment.

In February 2014, we entered into a credit agreement, or the Credit Facility, with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements. In August 2014, we amended our Credit Facility to increase the total commitments by $50.0 million to $200.0 million in aggregate.

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

As of December 31, 2014, we had 76 investments in 27 companies. Our investments included 46 debt investments, 26 warrant investments, and four direct equity investments. The total cost and fair value of these investments were approximately $256.5 million and approximately $258.0 million, respectively. As of December 31, 2014, one of our customers was publicly traded. At December 31, 2014, the 46 debt investments with an aggregate fair value of approximately $247.6 million had a weighted average loan to enterprise value at the time of origination ratio of approximately 9.1%.

The following table provides information on the cost, fair value, and net unrealized gains of our investments in companies along with the number of companies in our portfolio as of December 31, 2014.

	As of December 31, 2014
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains	Number of Investments	Number of Companies
Debt investments	$247,285	$247,609	$324	46	17
Warrants	6,700	7,291	591	26	26
Equity investments	2,500	3,071	571	4	4

Total Investments in Portfolio Companies	$256,485	$257,971	$1,486	76	27	*

*	Represents non-duplicative number of companies.

The following table shows the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2014.

	As of December 31, 2014
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Wireless Communications Equipment	$38,123	14.8%
Medical Device and Equipment	30,372	11.8
E-Commerce—Clothing and Accessories	21,950	8.5
Database Software	21,830	8.4
E-Commerce—Household Goods	20,621	8.0
Biofuels/Biomass	20,535	8.0
Business Applications Software	19,807	7.7
Network Systems Management Software	15,920	6.2
Data Storage	15,458	6.0
Medical Software and Information Services	15,117	5.9
General Media and Content	14,752	5.7
Entertainment	10,545	4.1
Travel and Arrangement / Tourism	9,680	3.7
E-Commerce—Personal Goods	1,737	0.7
Software Development Tools	1,000	0.4
Travel and Leisure	293	0.1
Multimedia / Streaming Software	125		*
Advertising / Marketing	106		*

Total investments in portfolio companies	$257,971	100.0

*	Less than 0.05%.

The following table presents the product type of our debt investments as of December 31, 2014.

	As of December 31, 2014
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$246,311	99.5%
Equipment financings	1,298	0.5

Total debt investments	$247,609	100.0%

Approximately 20.5% of the debt investments in our portfolio as of December 31, 2014, based on the aggregate fair value, consisted of growth capital loans where the borrower has a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien.

Investment Activity

During the period from March 5, 2014 (commencement of operations) to December 31, 2014, we entered into fifteen new commitments with eleven new customers and four existing customers totaling $269.5 million, we funded 32 debt investments for approximately $159.4 million in principal balance, acquired warrants representing approximately $3.5 million of value, and made two equity investments totaling approximately $0.5 million.

As of December 31, 2014, our unfunded commitments to 11 companies totaled $211.0 million of which $40.5 million is dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. These commitments are available for a limited time and $103.5 million will expire during 2015 and $107.5 million will expire during 2016 if not drawn prior to expiration. As of December 31, 2014, $201.0 million of these unfunded commitments were with technology-related companies and $10.0 million were with non-technology related companies. In addition, $206.0 million represent commitments for growth capital loans and $5.0 million for revolving loans. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. We generally expect approximately 75% of our gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of December 31, 2014, the fair value for these unfunded commitments totaled approximately $2.1 million and is included in our consolidated statement of assets and liabilities.

Our level of investment activity can vary substantially from period to period as our Adviser chooses to slow or accelerate new business originations depending on market conditions, rate of investment of TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, our funding capacity (including availability under our credit facilities and our ability or inability to raise equity or debt capital), and other market dynamics.

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three months ended December 31, 2014 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Commitments and Fundings Since Acquisition of Initial Portfolio (dollars in thousands)	For the Three Months Ended December 31, 2014	For the Period From March 5, 2014 (Commencement of Operations) to December 31, 2014
Debt Commitments
New customers	$117,500	$232,000
Existing customers	30,000	37,500

Total	$147,500	$269,500

Funded Debt Investments	$40,500	$159,431

Equity Investments	$—	$500

Non-Binding Term Sheets	$186,000	$445,500

On December 30, 2014, we acquired $50.0 million in U.S. Treasury bills which were subsequently sold on January 2, 2015. On October 1, 2014, we sold $50.0 million in U.S. Treasury bills which were acquired on September 29, 2014. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, we acquired approximately $210.0 million of U.S. Treasury bills and sold approximately $160.0 million of U.S. Treasury bills.

Asset Quality

Consistent with TPC’s existing policies, our Adviser maintains a credit watch list with borrowers placed into five groups based on our Advisor’s senior investment team’s judgment, where 1 is the highest rating and all new loans are assigned a rating of 2.

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

During the period from March 5, 2014 (commencement of operations) to December 31, 2014, there were four changes within these categories. Two borrowers were moved to Clear from White based on their strong financial profile and liquidity position although one subsequently paid off their loans and is no longer in our portfolio. Two borrowers were moved to Yellow from White based on their performing generally below expectations and some proactive concerns. As of December 31, 2014, the weighted average investment ranking of our portfolio based on the aggregate outstanding principal balance of our funded debt investments was 2.06.

The following table shows the credit rankings for the 17 portfolio companies that had outstanding obligations to us as of December 31, 2014

	As of December 31, 2014
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$10,503	4.2%	1
White (2)	212,445	85.8	14
Yellow (3)	24,661	10.0	2
Orange (4)	—	—	—
Red (5)	—	—	—

	$247,609	100.0%	17

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

For the three months ended December 31, 2014, our net increase in net assets resulting from operations was approximately $4.8 million which was comprised of approximately $5.9 million of net investment income and approximately $1.1 million of net unrealized losses. On a per share basis, net investment income was $0.59 per share and the net increase in net assets from operations was $0.48 per share. Our core net investment income for the three months ended December 31, 2014 was approximately $5.6 million, or $0.57 per share.

Our investment and other income increased from approximately $7.9 million for the three months ended September 30, 2014 to approximately $10.7 million for the three months ended December 31, 2014, as the result of prepayment activity of two of our portfolio companies and the increase in the average portfolio balance. Operating expenses increased from approximately $4.3 million for the period ended September 30, 2014 to approximately $4.8 million for the period ended December 31, 2014 as the result of higher fees (due to a higher asset balance and higher returns) and higher interest expense (due to higher outstanding average balances). Net investment income increased from approximately $4.3 million for the three months ended September 30, 2014 to approximately $4.8 million for the three months ended December 31, 2014 for the reasons noted above. There were no realized capital gains or losses during any period in 2014. Net unrealized gains were approximately $1.2 million for the three months ended September 30, 2014 and net unrealized losses were approximately $1.1 million for the three months ended December 31, 2014. The net unrealized losses during the three months ended December 31, 2014 included the reversal of some of the unrealized gains recognized in prior periods as the result of prepayment activity in this period. Our net increase in net assets from operations increased from approximately $4.7 million, or $0.47 per share, for the three months ended September 30, 2014 to approximately $4.8 million, or $0.48 per share, for the three months ended December 31, 2014. Core net investment income increased from approximately $3.8 million, or $0.38 per share, for the three months ended September 30, 2014, to approximately $5.6 million, or $0.57 per share for the three months ended December 31, 2014 for the reasons noted above.

For the period from March 5, 2014 (commencement of operations) to December 31, 2014, our net increase in net assets resulting from operations was approximately $14.3 million which was comprised of approximately $12.8 million of net investment income and approximately $1.5 million of net unrealized gains. On a per share basis, net investment income was $1.30 per share and the net increase in net assets from operations was $1.45 per share. Our core net investment income for the period from March 5, 2014 (commencement of operations) to December 31, 2014 was approximately $13.1 million, or $1.33 per share.

The table below presents our statement of operations for the three months ended September 30, 2014, and December 31, 2014, and for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Net Increase in Net Assets (dollars in thousands, except per share amounts)	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
Investment and Other Income
Interest income from investments	$7,802	$10,170	$24,674
Other income	56	520	672

Total Investment and Other Income	7,858	10,690	25,346

Operating Expenses
Base management fee	850	1,055	2,723
Income incentive fee	938	1,412	2,569
Capital gains incentive fee	230	(216)	296
Interest expense and amortization of fees	1,370	1,597	3,897
Administration agreement expenses	344	361	1,098
General and administrative expenses	604	619	1,955

Total Operating Expenses	4,336	4,828	12,538

Net investment income	3,522	5,862	12,808
Net realized gains	—	—	—
Net change in unrealized gains (losses) on investments	1,151	(1,078)	1,483

Net Increase in Net Assets Resulting from Operations	$4,673	$4,784	$14,291

Core net investment income per share	$0.38	$0.57	$1.33
Net investment income per share	0.36	$0.59	$1.30
Net increase in net assets per share	0.47	$0.48	$1.45
Weighted average shares of common stock outstanding	9,872,564	9,895,275	9,869,860

The table below reconciles GAAP net income to core net investment income for the three months ended September 30, 2014, the three months ended December 31, 2014, and for the period from March 5, 2014 (commencement of operations) to December 31, 2014. Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fees. We believe an important measure of the investment income that we will be required to distribute each year is core net investment income as capital gains incentive fees are accrued based on unrealized gains but are not earned until realized gains occur. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. As noted earlier, there were no realized capital gains or losses during any period in 2014. For the three months ended September 30, 2014, we recognized approximately $1.2 million in unrealized gains and we accrued approximately $0.2 million of capital gains incentive fee. For the three months ended December 31, 2014, we recognized $1.1 million in unrealized losses and we accrued an approximately $0.2 million reversal of previously accrued capital gains incentive fee. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, we reported approximately $1.5 million in unrealized gains and accrued approximately $0.3 million in capital gains incentive fee.

Net Investment Income and Core Net Investment Income (dollars in thousands, except per share amounts)	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
Net Investment Income	$3,522	$5,862	$12,808
Capital gains incentive fee	230	(216)	296

Core Net Investment Income	$3,752	$5,646	$13,104

Net Investment Income per Share	$0.36	$0.59	$1.30
Capital gains incentive fee per share	0.02	(0.02)	0.03

Core Net Investment Income per Share	$0.38	$0.57	$1.33

Investment income includes interest income on our debt investments utilizing the effective yield method and includes cash interest income as well as the amortization of purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term payments. For the three months ended December 31, 2014, investment income totaled approximately $10.2 million, representing a weighted average portfolio yield of approximately 16.9% on debt investments for the period held. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, investment income totaled approximately $24.7 million, representing a weighted average portfolio yield of approximately 15.4% on debt investments for the period held.

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

For the three months ended December 31, 2014, the weighted average portfolio yield on our portfolio of approximately 16.9% was comprised of approximately 11.0% cash interest income, approximately 0.5% of accretion of the net purchase discount, facilities fees and the value of warrants received, approximately 3.0% of accretion of end-of-term payments and approximately 2.4% due to the accelerated receipt of end-of term payments on prepayments.

For the period from March 5, 2014 (commencement of operations) to December 31, 2014, the weighted average portfolio yield on our portfolio of approximately 15.4% was comprised of approximately 11.1% cash interest income, approximately 0.4% of accretion of the net purchase discount, facilities fees and the value of warrants received, approximately 3.0% of accretion of end-of-term payments and approximately 0.9% due to the accelerated receipt of end-of term payments.

The yield on our portfolio, excluding the impact of prepayments was approximately 14.5% for both the three months ended December 31, 2014 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014. Overall, new fundings during each quarter were added at average yields that were higher than the average yield on the then existing portfolio. The actual yields on our portfolio will be dependent on future fundings and the performance of our loans including prepayments.

For the three months ended December 31, 2014, we recognized approximately $0.5 million in other income from certain fees paid by companies, the recognition of the value of unfunded commitments that expired or terminated, and other miscellaneous income. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, we recognized approximately $0.7 million in other income from certain fees paid by companies, the recognition of the value of unfunded commitments that expired or terminated, and other miscellaneous income.

For the three months ended December 31, 2014, total operating expenses were approximately $4.8 million, comprising of approximately $2.2 million in base management and incentive fees, approximately $1.6 million in interest expense, approximately $0.4 million in administrative agreement expenses, and approximately $0.6 million in general and administrative expenses. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, total operating expenses were approximately $12.5 million, comprising of approximately $5.6 million in base management and incentive fees, approximately $3.9 million in interest expense, approximately $1.1 million in administrative agreement expenses, and approximately $1.9 million in general and administrative expenses. In determining the base management fee, our Adviser has agreed not to include the U.S. Treasury bill assets acquired at the end of each of the quarter of 2014 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will decrease over time as our portfolio and capital base grow. We expect management fees will increase as we grow our asset base and our earnings exceed the hurdle rate for the investment income incentive fee. Capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expense will increase as we utilize more of our credit facility, and we expect fees per the administrative agreement and general and administrative agreements will increase to meet the additional requirements associated with servicing a larger portfolio.

For the three months ended December 31, 2014, our net change in unrealized losses on investments was approximately $1.1 million consisting of approximately $0.7 million net change in unrealized losses for the reversal of unrealized gains recognized in the prior quarter related to prepayments and termination of unfunded commitments, approximately $0.3 million in net unrealized losses on debt and short-term investments due to changes in fair value, and approximately $37 thousand net change in unrealized losses on warrants. During the period from March 5, 2014 (commencement of operations) to December 31, 2014, our net change in unrealized gains on investments was approximately $1.5 million consisting of approximately $0.3 million net change in unrealized gains on debt and short-term investments due to changes in fair value, approximately $0.6 million net change in unrealized losses on warrants due to changes in fair value, and approximately $0.6 million net change in unrealized gains on equity investments due to changes in fair value. Net change in unrealized gains on investments as of December 31, 2014 was approximately $1.5 million, or $0.15 per share. Net change in unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and many other factors.

The table below summarizes the unrealized gains and losses in our investments in portfolio companies as of December 31, 2014.

	As of December 31, 2014
Unrealized Gains and Losses (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Unrealized gains	$672	$1,265	$571	$2,508
Unrealized losses	(348)	(674)	—	(1,022)

Net unrealized gains	$324	$591	$571	$1,486

In addition to the unrealized gains and losses in our investments in portfolio companies as of December 31, 2014 summarized in the table above, there were unrealized losses of approximately $3 thousand on U.S. Treasury bills. There were no realized gains or losses for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our consolidated financial statements.

Valuation of Investments

We measure the value of our investments at fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure , or “ASC Topic 820,” issued by the Financial Accounting Standards Board, or “FASB.” Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Our Valuation Committee is also responsible for assisting our Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, our Board, with the assistance of our Adviser and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by our Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. We consider a range of fair values based upon the valuation techniques utilized and select the value within that range that was most representative of fair value based on current market conditions as well as other factors our Adviser’s senior investment team considers relevant. Our Board will make this fair value determination on a quarterly basis or at such other times when the Board feels it would be appropriate to do so given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

•

At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm. However, our Board does not intend to have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10.0% of our gross assets) independently reviewed; and

•

Our Board then discusses valuations and determines, in good faith, the fair value of each investment in our portfolio based on the input of our Adviser, the respective independent valuation firms and our Valuation Committee.

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

Liquidity and Capital Resources

For the period from March 5, 2014 (commencement of operations) to December 31, 2014, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $238.4 million. Cash provided by financing activities, including net proceeds from issuance of common stock and net borrowings, was approximately $245.3 million. As of December 31, 2014, cash, including restricted cash, was approximately $14.9 million.

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

Contractual Obligations

In February 2014, we entered into a credit agreement with Deutsche Bank, acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements. In August 2014, we amended our Credit Facility to increase the total commitments available there under by $50.0 million to $200.0 million in aggregate.

As of December 31, 2014, we had outstanding borrowings of $118.0 million under our Credit Facility, which is included in the consolidated statement of assets and liabilities. We had $82.0 million of remaining capacity on our Credit Facility. The table below provides a summary of when payments are due under our Credit Facility as of December 31, 2014.

	As of December 31, 2014
Payments Due By Period (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$118,000	$—	$118,000	$—	$—

Total	$118,000	$—	$118,000	$—	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of December 31, 2014, our unfunded commitments to 11 companies totaled $211.0 million of which $40.5 million is dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. These commitments are available for a limited time and $103.5 million will expire during 2015 and $107.5 million will expire during 2016 if not drawn prior to expiration. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Over time, we generally expect approximately 75% of our gross unfunded commitments to be drawn before the expiration of their corresponding availability periods. We evaluate funding needs and expectations for each company at the time of commitment and as the company progresses and develops during the availability period.

The Staff of the Division of Investment Management has recently informed us that it views our unfunded commitments as senior securities under the 1940 Act. Although we do not agree with the Staff’s position, we intend to comply with the Staff’s position by either maintaining 200% asset coverage or otherwise segregating or setting aside liquid assets or engaging in other SEC or staff-approved measures to “cover” our unfunded commitments in an amount required to comply with the 1940 Act.

As of December 31, 2014, we had a payable of approximately $50.0 million due January 2, 2015, for the acquisition of U.S. Treasury bills. We sold the U.S. Treasury bills on January 2, 2015 and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received during the period from March 4, 2014 (commencement of operations) to December 31, 2014. As of December 31, 2014, the outstanding obligations totaled approximately $4.6 million.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2014, our off-balance sheet arrangements consisted of $211.0 million of unfunded commitments, of which $40.5 million is dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company.

The table below provides our unfunded commitments by customer as of December 31, 2014.

As of December 31, 2014
Unfunded Commitments (dollars in thousands)	Principal Balance
Birst, Inc.	$22,500
Cambridge Broadband Network Limited	1,000
CipherCloud, Inc.	30,000
Inspirato LLC	10,000
Medallia, Inc.	20,000
Mind Candy Limited	15,000
Nutanix, Inc.	20,000
Shazam Entertainment Limited	20,000
SimpliVity Corporation	30,000
Tintri, Inc.*	35,000
Virtual Instruments Corporation	7,500

Total	$211,000

*	Following December 31, 2014, this unfunded commitment was terminated.

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

•	We have entered into a license agreement with TPC pursuant to which TPC has agreed to grant us a non-exclusive, royalty-free license to use the name “TriplePoint.”

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

Recent Developments

Dividends

On March 16, 2015, our Board announced a $0.36 per share regular quarterly dividend, payable on April 16, 2015 to stockholders of record on March 26, 2015.

Recent Portfolio Activity

From January 1, 2015, through March 17, 2015, we funded approximately $10.2 million of investments and one customer, Aerohive, Inc., prepaid a $2.5 million loan. As of March 17, 2015, our unfunded obligations to ten portfolio companies totaled $166.0 million. There can be no assurance that any of these unfunded commitments or any future obligations will be drawn by the venture growth stage companies. During this period, TPC’s direct origination platform entered into $40.0 million of non-binding signed term sheets with venture growth stage companies, which are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. As of March 17, 2015, TPC held $65.0 million of non-binding term sheets that have not been allocated pursuant to TPC’s allocation policy.

In March 2015, we moved one of our portfolio companies, Coraid Inc., representing approximately 5% of our total assets as of December 31, 2014, to Category 5 and non-accrual status. We have accelerated the outstanding obligations owed to us by this company and a third-party has entered into a non-binding term sheet that provides for it to purchase certain assets of the company and to assume our loans to the company. There can be no assurance that events will not occur which may impact this or that we will not incur unrealized and/or realized losses as a result of these events which will adversely impact our financial condition and results of operations.

There will be changes in the weighted average investment Credit Watch List rating for our portfolio as of March 31, 2015, as a result of the event described above. In addition, there can be no assurance that there will not be further changes to the credit ranking of one or more of our portfolio companies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings and in the relative values of our portfolio that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a change in market interest rates will not have a material adverse effect on our net investment income. Because a majority of our loans in our existing portfolio, as of December 31, 2014, have a fixed interest rate, the fair values of these loans may fluctuate from changes in market interest rates.

As of December 31, 2014, a majority of the debt investments in our portfolio bore interest at fixed rates with $30.0 million in principal balance of loans outstanding subject to floating interest rates, all of which have interest rate floors. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Credit Facility bears interest at a floating rate. As a result, our future earnings may be negatively affected when interest rates rise. Based on our December 31, 2014 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure.

Change in Interest Rates (dollars in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in investment income
Up 300 basis points	$913	$(3,589)	$(2,676)
Up 200 basis points	$608	$(2,393)	$(1,785)
Up 100 basis points	$304	$(1,196)	$(892)
Up 50 basis points	$152	$(598)	$(446)
Down 25 basis points	$—	$232	$232

This analysis is indicative of the potential impact on our investment income as of December 31, 2014, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2014, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Item 8.	Consolidated Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TriplePoint Venture Growth BDC Corp.

Menlo Park, California

We have audited the accompanying consolidated statement of assets and liabilities of TriplePoint Venture Growth BDC Corp. and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2014, and the related consolidated statements of operations, changes in net assets, cash flows and the consolidated financial highlights for the period from March 5, 2014 (commencement of operations) to December 31, 2014. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2014, by correspondence with the custodian, borrowers and brokers, and where replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and consolidated financial highlights referred to above present fairly, in all material respects, the financial position of TriplePoint Venture Growth BDC Corp. and subsidiaries as of December 31 , 2014, and the consolidated results of their operations, changes in their net assets, cash flows, and the financial highlights for the period from March 5, 2014 (commencement in operations) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 18, 2015

FINANCIAL INFORMATION

Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(dollars in thousands, except per share data)

As of December 31, 2014
Assets
Investments at fair value (amortized cost of $256,485)	$257,971
Short-term investments at fair value (cost of $49,998)	49,995
Cash	6,906
Restricted cash	8,033
Deferred credit facility costs	2,921
Prepaid expenses	503

Total Assets	326,329

Liabilities
Revolving credit facility payable	118,000
Payable for U.S. Treasury bill assets	49,998
Base management fee payable	1,905
Income incentive fee payable	2,350
Accrued capital gains incentive fee	296
Payable to directors and officers	96
Other accrued expenses and liabilities	8,705

Total Liabilities	181,350

Commitments and Contingencies (Note 7)
Net Assets	$144,979

Preferred stock, par value $0.01 per share (50,000,000 shares authorized; no shares issued and outstanding)	$—
Common stock, par value $0.01 per share (450,000,000 shares authorized; 9,924,171 shares issued and outstanding)	99
Paid-in capital in excess of par value	142,635
Net investment income	12,808
Accumulated net unrealized gains	1,483
Dividend distributions	(12,046)

Net Assets	$144,979

Net Asset Value per Share	$14.61

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(dollars in thousands, except per share data)

For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
Investment Income
Interest income from investments	$24,674
Other income	672

Total investment and other income	25,346

Operating Expenses
Base management fee	2,723
Income incentive fee	2,569
Capital gains incentive fee	296
Interest expense and amortization of fees	3,897
Administration agreement expenses	1,098
General and administrative expenses	1,955

Total Operating Expenses	12,538

Net investment income	12,808
Net realized gains	—
Net change in unrealized gains on investments	1,483

Net Increase in Net Assets Resulting from Operations	$14,291

Basic and diluted net investment income per share	$1.30
Basic and diluted net increase in net assets per share	$1.45
Basic and diluted weighted average shares of common stock outstanding	9,869,860

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(dollars in thousands)

For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
Net Assets
Net assets as of March 5, 2014	$25
Net increase in net assets resulting from operations	14,291
Dividend distributions	(12,046)
Common stock issuance, net	142,709

Net assets as of December 31, 2014	$144,979

Capital Share Activity:
Common stock outstanding as of March 5, 2014	1,668
Common stock issued	9,922,503

Common stock outstanding as of December 31, 2014	9,924,171

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

For the period from March 5, 2014 (Commencement of Operations) to December 31, 2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$14,291
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Fundings and purchases of investments	(283,171)
Purchases and sales of short-term investments, net	(49,998)
Principal payments on investments	31,881
Net change in unrealized gains on investments	(1,483)
Amortization and accretion of premiums and discounts, net	(559)
Accretion of end-of-term payments	(4,636)
Amortization of deferred credit facility costs	966
Change in restricted cash	(8,033)
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	49,998
Prepaid expenses	(503)
Base management fee	1,905
Income incentive fee payable	2,350
Accrued capital gains incentive fee	296
Payable to directors and officers	96
Other accrued expenses and liabilities	8,165

Net cash used in operating activities	(238,435)

Cash Flows from Financing Activities:
Borrowing under bridge facility	121,662
Repayment of bridge facility	(121,662)
Borrowings under revolving credit facility, net	118,000
Dividend distributions, net	(10,884)
Deferred credit facility costs	(3,347)
Net proceeds from issuance of common stock	141,547

Net cash provided by financing activities	245,316

Net change in cash	6,881
Cash at beginning of period	25

Cash at end of period	$6,906

Non-Cash Financing Activities:
Accrued deferred credit facility cost	$540
Supplemental Information:
Cash paid during period for interest	$2,632
Dividend distributions reinvested	$1,162

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments

Aerohive Networks, Inc.	Wireless Communications Equipment	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	$2,500	$2,569	$2,601	12/31/2015
		Growth Capital Loan (10.25% interest rate, 6.75% EOT payment)	7,500	7,619	7,902	12/31/2017

Aerohive Networks, Inc. Total			10,000	10,188	10,503

AirStrip Technologies, Inc.	Medical Software and Information Services	Growth Capital Loan (8.75% interest rate, 9.00% EOT payment)	4,616	4,818	4,835	10/31/2016
		Growth Capital Loan (8.75% interest rate, 9.00% EOT payment)	5,000	5,112	5,125	3/31/2017
		Growth Capital Loan (8.75% interest rate, 9.00% EOT payment)	5,000	5,051	5,062	7/31/2017

AirStrip Technologies, Inc. Total			14,616	14,981	15,022

Birst, Inc.	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT	10,000	9,870	9,864	11/30/2017
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (11.50% interest rate, 9.50% EOT payment)	6,000	5,914	5,923	9/30/2017
Coraid, Inc.	Data Storage	Growth Capital Loan (10.00% interest rate, 6.00% EOT payment)	5,000	5,072	5,031	12/31/2016
		Growth Capital Loan (10.00% interest rate, 6.00% EOT payment)	10,000	9,881	9,817	6/30/2017

Coraid, Inc. Total			15,000	14,953	14,848

EndoChoice, Inc.	Medical Device and Equipment	Growth Capital Loan (11.75% interest rate, 8.00% EOT payment)	10,000	10,091	10,032	2/28/2018
		Growth Capital Loan (11.75% interest rate, 8.00% EOT payment)	10,000	10,041	10,032	2/28/2018
		Growth Capital Loan (11.75% interest rate, 8.00% EOT payment)	10,000	10,003	10,032	2/28/2018

EndoChoice, Inc. Total			30,000	30,135	30,096

Harvest Power, Inc.	Biofuels/ Biomass	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	20,000	20,633	20,535	11/30/2016

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)

Hayneedle, Inc.	E-Commerce— Household Goods	Growth Capital Loan (12.50% interest rate, 12.00% EOT payment)	$15,000	$15,136	$15,129	8/31/2017
		Growth Capital Loan (12.75% interest rate, 16.00% EOT payment)	5,000	5,076	5,089	12/31/2017

Hayneedle, Inc. Total			20,000	20,212	20,218

HouseTrip Limited (1) (3)	Travel and Arrangement / Tourism	Growth Capital Loan (10.00% interest rate, 5.00% EOT payment)	9,624	9,605	9,620	11/30/2016
Lattice Engines, Inc.	Business Applications Software	Growth Capital Loan (8.50% interest rate, 8.00% EOT payment)	4,492	4,663	4,677	12/31/2016
		Growth Capital Loan (8.50% interest rate, 8.00% EOT payment)	2,500	2,539	2,549	3/31/2017
		Growth Capital Loan (9.50% interest rate, 8.00% EOT payment)	2,500	2,490	2,490	9/30/2017

Lattice Engines, Inc. Total			9,492	9,692	9,716

Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	10,000	9,794	9,813	6/30/2017
ModCloth, Inc.	E-Commerce— Clothing and Accessories	Growth Capital Loan (10.50% interest rate, 10.00% EOT payment)	1,000	1,052	1,055	6/30/2016
		Growth Capital Loan (10.50% interest rate, 10.00% EOT payment)	2,000	2,095	2,100	7/31/2016
		Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	2,000	2,047	2,045	8/31/2017
		Growth Capital Loan (12.00% interest rate, 11.00% EOT payment)	5,000	5,087	5,078	11/30/2017
		Growth Capital Loan (12.00% interest rate, 11.50% EOT payment)	5,000	5,040	5,019	2/28/2018
		Growth Capital Loan (12.00% interest rate, 7.50% EOT payment)	5,000	4,928	4,933	6/30/2017
		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	804	832	817	8/31/2016
		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	292	301	296	10/31/2016

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)

ModCloth, Inc. (continued)		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	$152	$152	$152	3/31/2017
		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	20	20	20	6/30/2017
		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	13	13	13	7/31/2017

ModCloth, Inc. Total			21,281	21,567	21,528

SimpliVity Corporation	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	7,000	6,859	6,856	6/30/2018
		Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	3,000	2,919	2,918	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	7,000	6,794	6,791	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment) (2)	3,000	2,896	2,895	12/31/2018

SimpliVity Corporation Total			20,000	19,468	19,460

TechMediaNetwork, Inc.	General Media and Content	Growth Capital Loan (9.25% interest rate, 8.00% EOT payment)	2,276	2,319	2,326	3/31/2017
		Growth Capital Loan (9.25% interest rate, 8.00% EOT payment)	2,500	2,490	2,493	9/30/2017

TechMediaNetwork, Inc. Total			4,776	4,809	4,819

Thrillist Media Group, Inc.	General Media and Content	Growth Capital Loan (Prime + 8.50% interest rate, 9.00% EOT payment)	5,000	4,621	4,629	9/30/2017
		Growth Capital Loan (Prime + 8.50% interest rate, 9.00% EOT payment)	5,000	4,562	4,561	12/31/2017

Thrillist MediaGroup, Inc. Total			10,000	9,183	9,190

Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	5,111	5,129	12/31/2016
		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	5,092	5,109	1/31/2017

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Virtual Instruments Corporation (continued)		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	5,073	5,089	2/28/2017

Virtual Instruments Corporation Total			15,000	15,276	15,327

Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	2,315	2,440	2,460	6/30/2016
		Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	4,114	4,285	4,321	12/31/2016
		Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	4,564	4,596	4,663	3/31/2017
		Growth Capital Loan (Prime + 8.25% interest rate, 8.50% EOT (2)	10,000	9,685	9,683	12/31/2017

Xirrus, Inc. Total			20,993	21,006	21,127

Total Debt Investments			$246,782	$247,285	$247,609

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2014

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
Aerohive Networks, Inc.	Wireless Communications Equipment	Common Stock	33,993	$153	$		*
AirStrip Technologies, Inc.	Medical Software and Information Services	Preferred Stock	31,063	112		95
Birchbox, Inc. (2)	E-Commerce — Personal Goods	Preferred Stock	49,829	566		1,487
Birst, Inc.	Business Applications Software	Preferred Stock	428,491	129		129
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95		95
CipherCloud, Inc. (2)	Business Applications Software	Preferred Stock	58,746	36		36
Coraid, Inc.	Data Storage	Preferred Stock	157,710	317		243
ECPM Holdings, LLC	Medical Device and Equipment	Class A Units	1,184,373	224		275
Harvest Power, Inc.	Biofuels/Biomass	Common Stock	350	77		*
Hayneedle, Inc.	E-Commerce — Household Goods	Common Stock	400,000	468		375
HouseTrip SA (1) (3)	Travel and Arrangement / Tourism	Preferred Share	212,804	93		60
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	35		106
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37		43
Lattice Engines, Inc.	Business Applications Software	Preferred Stock	255,913	48		51
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11		11
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751		732
ModCloth, Inc.	E-Commerce—Clothing and Accessories	Common Stock	419,620	545		421
Nutanix, Inc. (2)	Database Software	Preferred Stock	45,000	77		290
One Kings Lane, Inc. (2)	E-Commerce—Household Goods	Preferred Stock	13,635	29		29
Shazam Entertainment Limited (1) (2) (3)	MultiMedia / Streaming Software	Ordinary Share	2,669,479	134		125
SimpliVity Corporation	Database Software	Preferred Stock	430,849	509		509
TechMediaNetwork, Inc.	General Media and Content	Preferred Stock	72,234	31		31
Thrillist Media Group, Inc.	General Media and Content	Common Stock	283,401	712		712
Tintri, Inc. (2)	Data Storage	Preferred Stock	120,750	367		367
Virtual Instruments Corporation	Network Systems Management Software	Preference Shares	694,788	612		593
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	3,820,887	532		476

Total Warrants				$6,700		$7,291

*:	Less than $0.5 thousand.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2014

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost	Fair Value
Equity Investments (2)
BirchBox, Inc	E-Commerce—Personal Goods	Preferred Stock	2,839	$250	$250
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	250
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	1,000
Nutanix, Inc.	Database Software	Preferred Stock	137,202	1,000	1,571

Total Equity Investments				$2,500	$3,071

Total Investments in Portfolio Companies				$256,485	$257,971

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$50,000 Face Value Maturity Date 04/02/2015 Yield to Maturity 0.038%			$49,998	$49,995

Total Short-Term Investments				$49,998	$49,995

Total Investments				$306,483	$307,966

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

As of December 31, 2014

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

As of December 31, 2014, unless otherwise noted, certain of the Company’s debt investments and certain of the Company’s warrants, with an aggregate fair value of approximately $239.8 million, were pledged for borrowings under the Company’s revolving credit facility.

Notes applicable to the debt investments presented in the foregoing table:

Interest rate is the annual interest rate on the debt investment and does not include any original issue discount, end-of-term (EOT) payment, payment-in-kind interest, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. No debt investments have any payment-in-kind interest provisions.

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

Specific notes applicable to specific investments in the foregoing table:

(1) Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2014, non-qualifying assets as a percentage of total assets was 8.6%.

(2) As of December 31, 2014, these debt investments, warrants, equity investments, and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.

(3) Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4) Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

TriplePoint Venture Growth BDC Corp. (the “Company”), a Maryland corporation, was formed on June 28, 2013 and priced its initial public offering and commenced investment operations on March 5, 2014. The Company is structured as an externally-managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, the Company expects to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. The Company’s investment objective is to maximize total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending to venture growth stage companies focused in technology, life sciences and other high growth industries backed by the TPC’s select group of leading venture capital investors. The Company is externally managed by TPVG Advisers LLC (the “Adviser”) which is registered as an investment adviser under the 1940 Act and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TPVG Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and pays fees and expenses for services provided.

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

Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities include interest payable, accounts payable and unfunded commitment liabilities. Unfunded commitment liabilities reflect the fact that the Company is a party to certain delay draw credit agreements with its portfolio companies, which requires the Company to make future advances at the borrowers’ discretion during a defined loan availability period. The Company’s credit agreements contain customary lending provisions which allow the Company relief from funding previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. In certain instances, the borrower may be required to achieve certain milestones before they may request a future advance. The unfunded obligation associated with these credit agreements is equal to the amount by which the contractual funding commitment exceeds the sum of the amount of funded debt unless the availability period has expired. The fair value at the inception of the agreement of the delay draw credit agreements approximates the fair value of the warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability included in the Company’s consolidated statement of assets and liabilities reflects the fair value of these future funding commitments.

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

Management Fees

The Company accrues for the base management fee and incentive fee. The accrual for incentive fee includes the recognition of incentive fees on unrealized gains, even though such incentive fees are neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized depreciation on investments.

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

Note 3. Related Party Agreements and Transactions

Acquisition of Initial Portfolio

On March 5, 2014, the Company acquired from TPC and certain of its subsidiaries, a select portfolio of investments in venture growth stage companies originated through TPC consisting of funded debt and direct equity investments, future funding commitments and warrants associated with both the funded debt investments and future funding commitments. This initial portfolio included 23 secured loans with an aggregate outstanding principal amount of approximately $119.2 million, two equity investments of approximately $2.0 million and warrants to purchase shares in 15 portfolio companies of approximately $3.2 million. The valuation of this initial portfolio was conducted by the Board in consultation with the Adviser and consideration of valuations performed by a third party valuation firm.

The funding for the acquisition of this portfolio was provided through a credit facility (the “Bridge Facility”) with Deutsche Bank AG, New York Branch (“Deutsche Bank”). The fees and expenses associated with entering into the Bridge Facility were covered by TPC. The Bridge Facility, along with the interest expense incurred thereon, was repaid in full on March 11, 2014, with a portion of the proceeds from the initial public offering.

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

Pursuant to the Advisory Agreement, the Company has agreed to pay the Adviser a fee for its investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and incentive fee is ultimately borne by the Company’s stockholders.

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

The incentive fee, which provides the Adviser with a share of the income it generates for the Company, consists of two components—investment income and capital gains—which are largely independent of each other, with the result that one component may be payable even if the other is not payable.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s consolidated financial statements and summarized in the table below. The Adviser has agreed not to include the U.S. Treasury bills acquired at the end of each quarter of 2014 in the calculation of gross assets for purposes of determining its base management fee. There were no realized capital gains since the inception of the Company and, thus, no capital gains incentive fee was earned or is payable. The Company did have unrealized appreciation during the period from March 5, 2014 (commencement of operations) to December 31, 2014 and accrued a capital gains incentive fee equal to 20% of that amount.

Management and Incentive Fees (dollars in thousands)	For the Period from March 5, 2014 (commencement of operations) to December 31, 2014
Base management fee	$2,723
Income incentive fee	$2,569
Capital gains incentive fee	$296

During the period from March 5, 2014 (commencement of operations) to December 31, 2014, approximately $0.8 million of the base management fee was paid and $0.2 million of the income incentive fee was paid.

Administration Agreement

Prior to the commencement of operations, the Board approved an administration agreement (the “Administration Agreement”). The Administration Agreement provides that the Administrator is responsible for furnishing the Company with office facilities and equipment and provide the Company with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports and other materials filed with the Securities and Exchange Commission, or “SEC,” and any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing net asset value, overseeing the preparation and filing of the Company’s tax returns and printing and disseminating reports and other materials to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

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

The Administrator engages a sub-administrator to provide certain administrative services. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $1.1 million of which approximately $0.2 million was paid or payable to third party service providers.

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

The Valuation Committee of the Board is responsible for assisting the Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board, with the assistance of the Adviser and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and generally selects a value within that range that most represents fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant. The Board makes this fair value determination on at least a quarterly basis or at such other times when the Board feels it would be appropriate to do so given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

•

At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm. However, the Board does not intend to have de minimis investments of less than 1.0% of the Company’s gross assets (up to an aggregate of 10.0% of the Company’s gross assets) independently reviewed; and

•

The Board then discusses valuations and determines, in good faith, the fair value of each investment in the Company’s portfolio based on the input of the Adviser, the respective independent valuation firms and the Valuation Committee.

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

The following is a summary by investment type of the fair value according to inputs used in valuing investments listed in the accompanying consolidated schedule of investments as of December 31, 2014.

Investment Type (dollars in thousands)	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$247,609	$247,609
Warrants	—	—	7,291	7,291
Equity investments	—	—	3,071	3,071
Short-term investments	49,995	—	—	49,995

Total investments	$49,995	$—	$257,971	$307,966

During the period from March 5, 2014 (commencement of operations) to December 31, 2014, there were no transfers in or out of any levels.

The following table presents additional information about Level 3 investments measured at fair value for the period from March 5, 2014 (commencement of operations) to December 31, 2014. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (dollars in thousands)	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
	Debt Investments	Warrants	Equity Investments	Total Investments

Fair value as of March 5, 2014	$—	$—	$—	$—
Fundings of investments, at cost (1)	273,971	6,700	2,500	283,171
Principal payments received on investments	(31,881)	—	—	(31,881)
Amortization and accretion of fixed income premiums and discounts, net	5,195	—	—	5,195
Realized gains	—	—	—	—
Net change in unrealized appreciation included in earnings	324	591	571	1,486

Totals	$247,609	$7,291	$3,071	$257,971

Net change in unrealized appreciation on Level 3 investments still held as of December 31, 2014	$324	$591	$571	$1,486

(1)

Purchases and fundings of investments include the purchase of the Company’s initial portfolio on March 5, 2014 and fundings of additional investments during the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Realized and unrealized gains and losses are included in net realized gains on investments and net change in unrealized gains on investments in the consolidated statement of operations. The change in net unrealized gains for Level 3 investments still held at December 31, 2014, was approximately $1.5 million, which was comprised of approximately $0.3 million net unrealized gains from debt investments, approximately $0.6 million net unrealized gains from warrants, and approximately $0.6 million net unrealized gains from equity investments. In addition to the unrealized gains and losses for Level 3 investments there were unrealized losses of approximately $3 thousand on U.S. Treasury bills as of December 31, 2014.

The following table provides a summary of quantitative information about the Level 3 fair value measurements of investments as of December 31, 2014. In addition to the techniques and inputs noted in the table below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The table below is not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments (dollars in thousands)	As of December 31, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$247,609	Discounted Cash Flows	Discount Rate	11.30% – 19.75% (14.90%)
Warrants	6,359	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.00x – 6.50x (2.99x)
			Weighted Average Cost of Capital	18.50% – 25.00% (20.17%)
			Volatility	42.08% – 70.00% (54.68%)
			Term	0.25 – 4.40 Years (2.54 Years)
			Discount for Lack of Marketability	0.00% – 38.65% (13.43%)
	932	Option-Pricing Method and Probability- Weighted Expected Return Method	Weighted Average Cost of Capital Term	30.00% – 30.00% (30.00%) 0.75 – 1.00 Years (0.92 Years)
Equity investments	1,571	Probability-Weighted Expected Return Method	Volatility Term	70.00% – 70.00% (70.00%) 1.12 – 1.12 Years (1.12 Years)
	1,500	Market Approach	Price Paid	N/A

Total investments	$257,971

As of December 31, 2014, the fair values for all the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date. For all but three warrants, fair values were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Three warrant positions and one equity investment were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method given the outlook for that company. The other equity investments were valued using the market approach. The range of the various assumptions and weighted averages of these assumptions are summarized in the table above.

As of December 31, 2014, the fair value of debt investments, in the aggregate, closely approximated cost basis given that the portfolio was recently acquired or originated by the Company. Over time, it is expected that fair values and cost bases for these investments may vary.

As of December 31, 2014, the Company had pledged certain of its debt investments and certain of its warrants with an aggregate fair value of approximately $239.8 million for borrowings under its revolving credit facility.

Note 5. Credit Risk

Debt investments may be affected by business, financial market or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic, economic and political developments, may significantly affect the value of these investments. In addition, the value of these investments may fluctuate as the general level of interest rates fluctuate.

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

As of December 31, 2014, the Company had no delinquencies and no credit losses on any of its debt investments.

Note 6. Borrowings

Bridge Facility

In February 2014, the Company entered into a credit agreement with Deutsche Bank for the purpose of acquiring its initial portfolio. On March 5, 2014, the Company borrowed approximately $121.7 million under this facility. On March 11, 2014, the Company paid this borrowing in full with a portion of the net proceeds received in the Company’s initial public offering. The Company paid approximately $25 thousand of interest on this facility. All other fees and expenses associated with entering into this facility were paid by TPC.

Revolving Credit Facility

In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements, or “Credit Facility.” In August 2014, the Company amended its Credit Facility to increase the total commitments available there under by $50.0 million to $200.0 million in aggregate.

Borrowings under this revolving Credit Facility bear interest at the sum of (i) the commercial paper rate for certain specified lenders and 30-day LIBOR for other lenders or, if LIBOR is unavailable, the higher of Deutsche Bank’s commercial lending rate or the Federal Funds Rate plus 0.50% plus (ii) a margin of 3.5% during the revolving period and 4.5% during the amortization period. Borrowings under this revolving credit facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay to Deutsche Bank a syndication fee in 12 monthly installments, of approximately 1% of the committed facility amount. The Company also agreed to pay Deutsche Bank a fee to act as administrative agent under this revolving Credit Facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum of any unused borrowings under this Credit Facility on a monthly basis. This revolving credit facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to the Company’s Chief Executive Officer Mr. James Labe and the Company’s President and Chief Investment Officer Mr. Sajal Srivastava and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under this credit facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. As of December 31, 2014, the Company was in compliance with all covenants under this credit facility.

At December 31, 2014, the Company had outstanding borrowings of $118.0 million under its revolving credit facility, which is included in the Company’s consolidated statement of assets and liabilities. Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the credit facility, paying and administrative agent fees, and the amortization of deferred credit facility fees and expenses. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, interest expense on the revolving credit facility totaled approximately $3.9 million, consisting of approximately $2.3 million of interest expense, approximately $0.6 million of unused facilities expense, and approximately $1.0 million of amortization of deferred credit facility costs and other fees.

Other Payables

On December 30, 2014, the Company purchased $50.0 million of U.S. Treasury bills for settlement on January 2, 2015. The associated payable is included in the Company’s consolidated statement of assets and liabilities.

Note 7. Commitments

As of December 31, 2014, the Company’s unfunded commitments to 11 companies totaled $211.0 million, of which $40.5 million are dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Of the $211.0 million of unfunded commitments, $103.5 million will expire during 2015 and $107.5 million will expire during 2016 if not drawn prior to expiration. As of December 31, 2014, $201.0 million of the Company’s unfunded commitments were with technology-related companies and $10.0 million were with non-technology related companies. In addition, $206.0 million represent commitments for growth capital loans and $5.0 million for revolving loans. The Company’s credit agreements contain customary lending provisions which allow the Company relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally expects approximately 75% of its gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods. The table below provides the Company’s unfunded commitments by customer as of December 31, 2014.

	As of December 31, 2014
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birst, Inc.	$22,500	$201
Cambridge Broadband Network Limited	1,000	10
CipherCloud, Inc.	30,000	79
Inspirato LLC	10,000	46
Medallia, Inc.	20,000	11
Mind Candy Limited	15,000	424
Nutanix, Inc.	20,000	64
Shazam Entertainment Limited	20,000	134
SimpliVity Corporation	30,000	191
Tintri, Inc.	35,000	805
Virtual Instruments Corporation	7,500	167

Total	$211,000	$2,132

The table above also provides the fair value of the Company’s unfunded commitment liability as of December 31, 2014 totaling approximately $2.1 million. The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in the Company’s consolidated statement of assets and liabilities.

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

Note 9. Financial Highlights

The financial highlights presented below are for the period from March 5, 2014 (commencement of operations) to December 31, 2014. There are no prior periods shown as the Company did not have any operating or investment activity prior to March 5, 2014.

Financial Highlights (dollars in thousands, except per share data)	For the Period from March 5, 2014 (commencement of operations) to December 31, 2014, or as of December 31, 2014
Per Share Data
Initial public offering price (1)	$15.00
Front end sales charges (1)	(0.44)

Net proceeds (1)	14.56
Offering costs (1)	(0.18)

Net asset value at beginning of period	14.38
Net investment income	1.30
Net change in unrealized gain on investments	0.15
Dividend distributions	(1.22)
Other	—

Net asset value at end of period	$14.61

Net investment income per share	$1.30
Net increase in net assets per share	$1.45
Weighted average shares of common stock outstanding for period	9,869,860
Shares of common stock outstanding at end of period	9,924,171
Ratios / Supplemental Data
Net asset value at beginning of period	$141,572
Net asset value at end of period	$144,979
Average net asset value	$144,237

Total return based on net asset value per share (2)	10.1%
Net asset value per share at beginning of period	$14.38
Dividends per share during period	$1.22
Net asset value per share at end of period	$14.61

Total return based on stock price (3)	7.1%
Stock price at beginning of period	$15.00

Financial Highlights (dollars in thousands, except per share data)	For the Period from March 5, 2014 (commencement of operations) to December 31, 2014, or as of December 31, 2014
Dividends per share paid during period	$1.22
Stock price at end of period	$14.85

Weighted average portfolio yield (4)	15.4%
Coupon income (4)	11.1%
Accretion of discount (4)	0.4%
Accretion of end-of-term payments (4)	3.0%
Impact of prepayments during the period (4)	0.9%

Net investment income to average net asset value (5)	10.7%
Net increase in net assets to average net asset value (5)	12.0%

Total operating expenses to average net asset value (5)	10.5%
Operating expenses excluding incentive fees to average net asset value (5)	8.1%
Income component of incentive fees to average net asset value (5)	2.2%
Capital gains component of incentive fees to average net asset value (5)	0.2%

(1)

The presentation of these line items has been recast from versions previously filed in the Company’s quarterly reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014 in order to disaggregate the impact of front end sales charges from the offering costs in connection with the Company’s initial public offering.

(2)

Total return based on net asset value, or “NAV,” is the change in ending NAV per share plus dividends per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. The NAV per share as of March 5, 2014 (commencement of operations) is the NAV per share immediately after the Company’s initial public offering. The total return is for the period shown and is not annualized.

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

Note 10. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted net increase in net assets per share for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Basic and Diluted Share Information (dollars in thousands, except per share data)	For the Period from March 5, 2014 (commencement of operations) to December 31, 2014
Net investment income	$12,808
Net increase in net assets resulting from operations	$14,291
Basic and diluted average weighted shares of common stock outstanding	9,869,860
Basic and diluted net investment income per share	$1.30
Basic and diluted net increase in net assets per share	$1.45

Note 11. Equity Offerings

On March 5, 2014, the Company issued 9,840,665 shares of common stock through an initial public offering and a concurrent private placement offering and received net proceeds of approximately $143.3 million. A portion of the offering costs, or $1.75 million, were borne by the Company and charged against paid-in capital. The Adviser agreed to pay the balance of the organizational and offering costs and a portion of the front end sales charges, which amounts are not subject to recoupment from the Company. Following the Company’s initial public offering, it expects to be responsible for all of its ongoing organizational and offering expenses.

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

Information on the proceeds raised along with any related front end sales charges and associated offering expenses, and the price at which common stock was issued by the Company, during the period from March 5, 2014 (commencement of operations) to December 31, 2014, is provided in the following table.

Issuance of Common Stock for Period from March 5, 2014 (Commencement of Operations) to December 31, 2014 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Front End Sales Charges	Offering Expenses	Gross Offering Price
Initial public offering	3/5/14	8,333,333	$125,000	$3,750	$1,750	$15.00 per share
Exercise of over-allotment option	3/5/14	1,250,000	18,750	562	—	$15.00 per share
Private placement	3/5/14	257,332	3,860	—	—	$15.00 per share
First quarter 2014 dividend reinvestment	4/30/14	6,038	87	—	—	$14.44 per share
Second quarter 2014 dividend reinvestment	6/17/14	20,489	298	—	—	$14.54 per share
Third quarter 2014 dividend reinvestment	9/16/14	22,715	329	—	—	$14.50 per share
Fourth quarter 2014 dividend reinvestment	12/16/14	20,522	277	—	—	$13.49 per share
Special 2014 dividend reinvestment	12/31/14	12,074	170	—	—	$14.11 per share

Total issuance		9,922,503	$148,771	$4,312	$1,750

Prior to the Company’s initial public offering, there were 1,668 shares of common stock outstanding. As a result of the stock issuance summarized above 9,924,171 shares of common stock were outstanding as of December 31, 2014.

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

The following table summarizes the Company’s cash distributions per share as authorized by the Company’s Board of Directors since March 5, 2014 (commencement of operations).

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

(2)	Represents a special dividend.

It is the Company’s intention to distribute all or substantially of its taxable income earned over the course of the year. For this period, total dividends of $1.22 per share have been declared and paid and all deemed a distribution of ordinary income as the Company’s earnings and profits for 2014 exceeded its distributions. The Company estimates it has approximately $1.1 million of remaining taxable earnings to distribute to stockholders and this “spillover” income will be included in the dividends declared in and paid in 2015.

Note 13. Taxable Income

The Company intends to elect to be treated and intend to qualify each year as a RIC under Subchapter M of the Code. As a RIC, the Company generally does not pay corporate-level federal income taxes on any ordinary income or capital gains that the Company timely distributes to its stockholders as dividends. It is the Company’s intention to distribute 100% of its annual taxable income to its stockholders and thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations for the period from March 5, 2014 (commencement of operations) to December 31, 2014. The table below provides an estimate of taxable income before deductions of distributions.

Estimated Taxable Income before Deductions for Distributions (dollars in thousands)	For the Period from March 5, 2014 (commencement of operations) to December 31, 2014
Net increase in net assets resulting from operations	$14,291
Less: Net unrealized gains	(1,483)
Plus: Other GAAP / tax differences	447

Estimated taxable income before deductions for distributions	$13,255

The Company distributed approximately $12.1 million in dividends through four regular quarterly dividends and one special dividend during the period from March 5, 2014 (commencement of operations) to December 31, 2014. The Company will distribute the approximately $1.2 million of as yet undistributed taxable income in 2015 to meet its intention of distributing all of the taxable income earned in the calendar year 2014. As a result of this “spillover” income, the Company incurred a non-deductible excise tax of approximately $48 thousand.

Note 14. Selected Quarterly Financial Results

The following table sets forth selected quarterly financial data for the period from March 5, 2014 (commencement of operations) to March 31, 2014 and for the three months ended June 30, 2014, September 30, 2014, and December 31, 2014.

		For the Three Months Ended
Selected Quarterly Financial Results (in thousands., except per share data)	For the Period from March 5, 2014 (Commencement of Operations) to March 31, 2014

		June 30, 2014	September 30, 2014	December 31, 2014
Total investment and other income	$1,308	$5,489	$7,858	$10,690
Net investment income	$569	$2,854	$3,522	$5,862
Net unrealized gains (losses)	$1,374	$36	$1,151	$(1,078)
Net increase in net assets resulting from operations	$1,943	$2,890	$4,673	$4,784

Basic and diluted net investment income per share	$0.06	$0.29	$0.36	$0.59
Basic and diluted net increase in net assets per share	$0.20	$0.29	$0.47	$0.48
Net asset value per commons share at period end	$14.58	$14.49	$14.64	$14.61

Note 15. Subsequent Events

Dividends

On March 16, 2015, the Company’s Board of Directors announced a $0.36 per share regular quarterly dividend, payable on April 16, 2015 to stockholders of record on March 26, 2015.

Recent Portfolio Activity

From January 1, 2015, through March 17, 2015, the Company funded approximately $10.2 million of investments and one customer, Aerohive, Inc. prepaid a $2.5 million loan. As of March 17, 2015, the Company’s unfunded obligations to ten portfolio companies totaled $166.0 million. There can be no assurance that any of these unfunded commitments or any future obligations will be drawn by the venture growth stage companies. During the period, TPC’s direct origination platform entered into $40.0 million of non-binding signed term sheets with venture growth stage companies, which are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. As of March 17, 2015, TPC held $65.0 million of non-binding term sheets that have not been allocated pursuant to TPC’s allocation policy.

In March 2015, the Company moved one of its portfolio companies, Coraid Inc., representing approximately 5% of the Company’s total assets as of December 31, 2014, to Category 5 and non-accrual status. The Company has accelerated the outstanding obligations owed to the Company by this company and a third party has entered into a non-binding term sheet that provides for it to purchase certain assets of the company and to assume the Company’s loans to the company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of December 31, 2014, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated there under.

During the period from March 5, 2014 (commencement of operations) to December 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensations

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits

The following documents are filed as part of the annual report on Form 10-K.

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(2)

4.1	Specimen Stock Certificate(3)

10.1	Dividend Reinvestment Plan(4)

10.2	Investment Advisory Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Advisers LLC(5)

10.3	Custody Agreement between TriplePoint Venture Growth BDC Corp. and U.S. Bank, N.A.(6)

10.4	Administration Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Administrator LLC(7)

10.5	License Agreement between TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC(8)

10.6	Form of Indemnification Agreement between TriplePoint Venture Growth BDC Corp. and each of its directors and executive officers(9)

10.7

Receivables Financing Agreement between TriplePoint Venture Growth BDC Corp., the lenders party thereto, Deutsche Bank AG, Deutsche Bank Trust Company Americas, the other agent parties thereto and U.S. Bank, National Association(10)

10.8	Pledge Agreement between TriplePoint Venture Growth BDC Corp., TPVG Variable Funding Company LLC and Deutsche Bank AG(11)

10.9	Blocked Account Control Agreement between TPVG Variable Funding Company LLC, Deutsche Bank AG and U.S. Bank, National Association(12)

10.10	Letter Agreement amending the Receivables Financing Agreement, dated June 5, 2014(13)

10.11	Letter Agreement amending the Receivables Financing Agreement, dated July 18, 2014(14)

10.12	Letter Agreement amending the Receivables Financing Agreement, dated August 8, 2014(15)

10.13	Letter Agreement amending the Receivables Financing Agreement, dated November 18, 2014(16)

11.1	Computation of Per Share Earnings(17)

14.1	Joint Code of Ethics of TriplePoint Venture Growth BDC Corp. and TPVG Advisers LLC(18)

21.1	List of Subsidiaries(filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(filed herewith)

(1)

Incorporated by reference to Exhibit (a) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.

(2)

Incorporated by reference to Exhibit (b) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.

(3)

Incorporated by reference to Exhibit (d) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.

(4)

Incorporated by reference to Exhibit (e) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.

(5)

Incorporated by reference to Exhibit (g) to the Registrant’s Pre-Effective Amendment No. 2 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on February 24, 2014.

(6)

Incorporated by reference to Exhibit (j) to the Registrant’s Pre-Effective Amendment No. 3 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on March 3, 2014.

(7)

Incorporated by reference to Exhibit (k)(1) to the Registrant’s Pre-Effective Amendment No. 2 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on February 24, 2014.

(8)

Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-Effective Amendment No. 2 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on February 24, 2014.

(9)

Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.

(10)

Incorporated by reference to Exhibit (k)(6) to the Registrant’s Pre-Effective Amendment No. 3 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on March 3, 2014.

(11)

Incorporated by reference to Exhibit (k)(9) to the Registrant’s Pre-Effective Amendment No. 3 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on March 3, 2014.

(12)

Incorporated by reference to Exhibit (k)(10) to the Registrant’s Pre-Effective Amendment No. 3 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on March 3, 2014.

(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on June 10, 2014.
(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on July 23, 2014.
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on August 11, 2014.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on November 20, 2014.
(17)	Included in the notes to the financial statements contained in this Report.
(18)

Incorporated by reference to Exhibit (r) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE James P. Labe	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 18, 2015

By:	/s/ SAJAL K. SRIVASTAVA Sajal K. Srivastava	Chief Investment Officer, President and Director	March 18, 2015

By:	/s/ HAROLD F. ZAGUNIS Harold F. Zagunis	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2015

By:	/s/ GILBERT E. AHYE Gilbert E. Ahye	Director	March 18, 2015

By:	/s/ STEVEN P. BIRD Steven P. Bird	Director	March 18, 2015

By:	/s/ STEPHEN A. CASSANI Stephen A. Cassani	Director	March 18, 2015