Form 10-Q
period 2015-03-31
TriplePoint Venture Growth BDC Corp.
filed 2015-05-06
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 5, 2015 was 16,607,423.

TriplePoint Venture Growth BDC Corp.

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2015 (unaudited) and December 31, 2014	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 (unaudited) and the Period from March 5, 2014 (Commencement of Operations) to March 31, 2014 (unaudited)	4
	Condensed Consolidated Statements of Changes in Net Assets for the Three Months Ended March 31, 2015 (unaudited) and the Period from March 5, 2014 (Commencement of Operations) to March 31, 2014 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 (unaudited) and the Period from March 5, 2014 (Commencement of Operations) to March 31, 2014 (unaudited)	6
	Condensed Consolidated Schedules of Investments as of March 31, 2015 (unaudited) and December 31, 2014	8
	Notes to Condensed Consolidated Financial Statements as of March 31, 2015 (unaudited)	20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Forward-Looking Statements	39
	Overview	40
	Portfolio Composition, Investment Activity and Asset Quality	40
	Results of Operations	45
	Critical Accounting Policies	48
	Liquidity and Capital Resources	51
	Recent Developments	54
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	55

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	57
SIGNATURES		58

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Investments at fair value (amortized cost of $252,120 and $256,485, respectively)	$251,714	$257,971
Short-term investments at fair value (cost of $0 and $49,998, respectively)	—	49,995
Cash	9,820	6,906
Restricted cash	8,481	8,033
Receivable related to public offering of common stock	94,575	—
Deferred credit facility costs	2,592	2,921
Prepaid expenses	282	503

Total Assets	367,464	326,329

Liabilities
Revolving credit facility payable	120,000	118,000
Payable for U.S. Treasury bill assets	—	49,998
Base management fee payable	1,159	1,905
Income incentive fee payable	1,162	2,350
Accrued capital gains incentive fee	—	296
Payable to directors and officers	70	96
Dividend payable	3,573	—
Other accrued expenses and liabilities	3,627	8,705

Total Liabilities	129,591	181,350

Commitments and Contingencies (Note 7)
Net Assets	$237,873	$144,979

Preferred stock, par value $0.01 per share (50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2015 and December 31, 2014)	$—	$—
Common stock, par value $0.01 per share (450,000,000 shares authorized; 16,424,171 and 9,924,171 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	164	99
Paid-in capital in excess of par value	236,298	142,635
Net investment income	17,753	12,808
Accumulated net realized losses	(317)	—
Accumulated net unrealized (losses) gains	(406)	1,483
Dividend distributions	(15,619)	(12,046)

Net Assets	$237,873	$144,979

Net Asset Value per Share	$14.48	$14.61

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	For the Three Months Ended March 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to March 31, 2014
Investment Income
Interest income from investments	$9,161	$1,308
Other income
Expiration / termination of unfunded commitments	611	—
Other fees	36	—

Total investment and other income	9,808	1,308

Operating Expenses
Base management fee	1,159	144
Income incentive fee	1,162	—
Capital gains incentive fee	(296)	275
Interest expense and amortization of fees	1,644	154
Administration agreement expenses	371	52
General and administrative expenses	823	114

Total Operating Expenses	4,863	739

Net investment income	4,945	569
Net realized losses	(317)	—
Net change in unrealized (losses) gains on investments	(1,889)	1,374

Net Increase in Net Assets Resulting from Operations	$2,739	$1,943

Basic and diluted net investment income per share	$0.48	$0.06
Basic and diluted net increase in net assets per share	$0.27	$0.20
Basic and diluted weighted average shares of common stock outstanding	10,285,282	9,842,333

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(dollars in thousands, except share data)

	Shares of Common Stock	Total Net Assets
Balance as of March 5, 2014	1,668	$25
Net increase in net assets resulting from operations	—	1,943
Dividend distributions	—	—
Common stock issuance, net	9,840,665	141,548

Balance as of March 31, 2014	9,842,333	$143,516

Balance as of December 31, 2014	9,924,171	$144,979
Net increase in net assets resulting from operations	—	2,739
Dividend distributions	—	(3,573)
Common stock issuance, net	6,500,000	93,728

Balance as of March 31, 2015	16,424,171	$237,873

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to March 31, 2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$2,739	$1,943

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(9,758)	(141,993)
Sales of short-term investments	49,998	—
Principal payments on investments	15,739	—
Net change in unrealized losses (gains) on investments	1,889	(1,374)
Net change in realized losses on investments	317	—
Amortization and accretion of premiums and discounts, net	(357)	(269)
Accretion of end-of-term payments	(1,576)	(13)
Amortization of deferred credit facility costs	329	59
Change in restricted cash	(448)	—
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	(49,998)	49,999
Prepaid expenses	(232)	(262)
Base management fee	(746)	144
Income incentive fee payable	(1,188)	—
Accrued capital gains incentive fee	(296)	275
Payable to directors and officers	(26)	—
Other accrued expenses and liabilities	(4,965)	1,528

Net cash provided by (used in) operating activities	1,421	(89,963)

Cash Flows from Financing Activities:
Borrowing under bridge facility	—	121,662
Repayment of bridge facility	—	(121,662)
Borrowings under revolving credit facility, net	2,000	20,000
Dividend distributions, net	—	—
Deferred credit facility costs	(496)	(458)
Net proceeds from issuance of common stock	(11)	141,548

Net cash provided by financing activities	1,493	161,090

Net change in cash and cash equivalents	2,914	71,127
Cash and cash equivalents at beginning of period	6,906	25

Cash and cash equivalents at end of period	$9,820	$71,152

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to March 31, 2014
Supplemental Disclosure of Non-Cash Financing Activities:
Accrued deferred credit facility cost	$44	$2,532
Offering costs not yet paid	$768	$—
Gross proceeds from issuance of common stock not yet received (due April 1, 2015)	$94,575	$—
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$1,308	$25
Dividend declared, not paid	$3,573	$—

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of March 31, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
AirStrip Technologies, Inc.	Medical Software and Information Services	Growth Capital Loan (8.75% interest rate, 9.00% EOT payment)	$4,029	$4,278	$4,296	10/31/2016
		Growth Capital Loan (8.75% interest rate, 9.00% EOT payment)	5,000	$5,163	$5,183	3/31/2017
		Growth Capital Loan (8.75% interest rate, 9.00% EOT payment)	4,698	$4,803	$4,817	7/31/2017

AirStrip Technologies, Inc. Total			13,727	14,244	14,296

Birst, Inc.	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	10,000	9,894	9,900	11/30/2017
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (11.50% interest rate, 9.50% EOT payment)	6,000	5,992	6,011	9/30/2017
Coraid, Inc. (2) (5)	Data Storage	Growth Capital Loan (10.00% interest rate, 6.00% EOT payment)	4,585	4,684	3,482	12/31/2016
		Growth Capital Loan (10.00% interest rate, 6.00% EOT payment)	9,928	9,870	7,504	6/30/2017

Coraid, Inc. Total			14,513	14,554	10,986

EndoChoice, Inc.	Medical Device and Equipment	Growth Capital Loan (11.75% interest rate, 8.00% EOT payment)	10,000	10,142	10,096	2/28/2018
		Growth Capital Loan (11.75% interest rate, 8.00% EOT payment)	10,000	10,095	10,096	2/28/2018
		Growth Capital Loan (11.75% interest rate, 8.00% EOT payment)	10,000	10,060	10,096	2/28/2018

EndoChoice, Inc. Total			30,000	30,297	30,288

Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	20,000	20,767	20,678	11/30/2016
Hayneedle, Inc.	E-Commerce-Household Goods	Growth Capital Loan (12.50% interest rate, 12.00% EOT payment)	15,000	15,263	15,255	8/31/2017
		Growth Capital Loan (12.75% interest rate, 16.00% EOT payment)	5,000	5,137	5,156	12/31/2017

Hayneedle, Inc. Total			20,000	20,400	20,411

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of March 31, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
HouseTrip Limited (1) (3)	Travel and Arrangement / Tourism	Growth Capital Loan (10.00% interest rate, 5.00% EOT payment)	$8,469	$8,551	$8,574	11/30/2016
Lattice Engines, Inc.	Business Applications Software	Growth Capital Loan (8.50% interest rate, 8.00% EOT payment)	3,970	$4,182	$4,197	12/31/2016
		Growth Capital Loan (8.50% interest rate, 8.00% EOT payment)	2,245	$2,310	$2,320	3/31/2017
		Growth Capital Loan (9.50% interest rate, 8.00% EOT payment)	2,500	$2,514	$2,518	9/30/2017

Lattice Engines, Inc. Total			8,715	9,006	9,035

Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	10,000	9,906	9,936	6/30/2017
ModCloth, Inc.	E-Commerce-Clothing and Accessories	Growth Capital Loan (10.50% interest rate, 10.00% EOT payment)	844	906	910	6/30/2016
		Growth Capital Loan (10.50% interest rate, 10.00% EOT payment)	1,792	1,910	1,917	7/31/2016
		Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	2,000	2,064	2,065	8/31/2017
		Growth Capital Loan (12.00% interest rate, 11.00% EOT payment)	5,000	5,130	5,127	11/30/2017
		Growth Capital Loan (12.00% interest rate, 11.50% EOT payment)	5,000	5,083	5,070	2/28/2018
		Growth Capital Loan (12.00% interest rate, 7.50% EOT payment)	4,563	4,554	4,563	6/30/2017
		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	709	740	720	8/31/2016
		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	261	271	264	10/31/2016
		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	155	155	156	3/31/2017
		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	20	20	20	6/30/2017
		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	13	13	13	7/31/2017

ModCloth, Inc. Total			20,357	20,846	20,825

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of March 31, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
SimpliVity Corporation	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	$7,000	$6,901	$6,980	6/30/2018
		Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	3,000	$2,936	$2,970	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	7,000	$6,835	$6,944	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	3,000	$2,915	$2,965	12/31/2018
		Growth Capital Loan (12.75% interest rate, 9.50% EOT payment)	10,000	$9,666	$9,737	1/31/2019

SimpliVity Corporation Total			30,000	29,253	29,596

TechMediaNetwork, Inc.	General Media and Content	Growth Capital Loan (9.25% interest rate, 8.00% EOT payment)	2,045	2,113	2,121	3/31/2017
		Growth Capital Loan (9.25% interest rate, 8.00% EOT payment)	2,500	2,516	2,523	9/30/2017

TechMediaNetwork, Inc. Total			4,545	4,629	4,644

Thrillist Media Group, Inc.	General Media and Content	Growth Capital Loan (Prime + 8.50% interest rate, 9.00% EOT payment)	5,000	4,694	4,708	9/30/2017
		Growth Capital Loan (Prime + 8.50% interest rate, 9.00% EOT payment)	5,000	4,635	4,640	12/31/2017

Thrillist Media Group, Inc. Total			10,000	9,329	9,348

Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	5,166	5,191	12/31/2016
		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	5,146	5,169	1/31/2017
		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	5,127	5,149	2/28/2017

Virtual Instruments Corporation Total			15,000	15,439	15,509

Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	1,956	2,110	2,128	6/30/2016
		Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	3,649	3,862	3,895	12/31/2016
		Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	4,112	4,204	4,264	3/31/2017
		Growth Capital Loan (Prime + 8.25% interest rate, 8.50% EOT payment)	10,000	9,805	9,819	12/31/2017

Xirrus, Inc. Total			19,717	19,981	20,106

Total Debt Investments			$241,043	$243,088	$240,143

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of March 31, 2015

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
Aerohive Networks, Inc.	Wireless Communications Equipment	Common Stock	33,993	$153	$4
AirStrip Technologies, Inc.	Medical Software and Information Services	Preferred Stock	31,063	112	95
Birchbox, Inc. (2)	E-Commerce - Personal Goods	Preferred Stock	49,829	565	1,487
Birst, Inc.	Business Applications Software	Preferred Stock	428,491	129	600
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	95
CipherCloud, Inc. (2)	Business Applications Software	Preferred Stock	58,746	36	36
ECPM Holdings, LLC	Medical Device and Equipment	Class A Units	1,568,382	224	486
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77	*
Hayneedle, Inc.	E-Commerce - Household Goods	Common Stock	400,000	468	375
HouseTrip SA (1) (3)	Travel and Arrangement / Tourism	Preferred Shares	212,804	93	60
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	35	106
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37	43
Lattice Engines, Inc.	Business Applications Software	Preferred Stock	255,913	48	51
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	11
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	732
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Common Stock	419,620	546	421
Nutanix, Inc. (2)	Database Software	Preferred Stock	45,000	77	290
One Kings Lane, Inc. (2)	E-Commerce - Household Goods	Preferred Stock	13,635	29	29
Shazam Entertainment Limited (1) (2) (3)	MultiMedia / Streaming Software	Ordinary Shares	2,669,479	134	166
SimpliVity Corporation	Database Software	Preferred Stock	655,639	775	1,351
TechMediaNetwork, Inc.	General Media and Content	Preferred Stock	72,234	31	31
Thrillist Media Group, Inc.	General Media and Content	Common Stock	283,401	712	712
Virtual Instruments Corporation	Network Systems Management Software	Preferrence Shares	694,788	612	593
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	3,820,887	532	476

Total Warrants				$6,282	$8,250

*:	Less than $0.5 thousand.

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of March 31, 2015

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost	Fair Value
Equity Investments (2)
BirchBox, Inc	E-Commerce - Personal Goods	Preferred Stock	2,839	$250	$250
Birst, Inc.	Business Applications Software	Preferred Stock	42,801	250	250
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	250
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	1,000
Nutanix, Inc.	Database Software	Preferred Stock	137,202	1,000	1,571

Total Equity Investments				$2,750	$3,321

Total Investments				$252,120	$251,714

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
Aerohive Networks, Inc.	Wireless Communications Equipment	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	$2,500	$2,569	$2,601	12/31/2015
		Growth Capital Loan (10.25% interest rate, 6.75% EOT payment)	7,500	7,619	7,902	12/31/2017

Aerohive Networks, Inc. Total			10,000	10,188	10,503

AirStrip Technologies, Inc.	Medical Software and Information Services	Growth Capital Loan (8.75% interest rate, 9.00% EOT payment)	4,616	4,818	4,835	10/31/2016
		Growth Capital Loan (8.75% interest rate, 9.00% EOT payment)	5,000	5,112	5,125	3/31/2017
		Growth Capital Loan (8.75% interest rate, 9.00% EOT payment)	5,000	5,051	5,062	7/31/2017

AirStrip Technologies, Inc. Total			14,616	14,981	15,022

Birst, Inc.	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	10,000	9,870	9,864	11/30/2017
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (11.50% interest rate, 9.50% EOT payment)	6,000	5,914	5,923	9/30/2017
Coraid, Inc.	Data Storage	Growth Capital Loan (10.00% interest rate, 6.00% EOT payment)	5,000	5,072	5,031	12/31/2016
		Growth Capital Loan (10.00% interest rate, 6.00% EOT payment)	10,000	9,881	9,817	6/30/2017

Coraid, Inc. Total			15,000	14,953	14,848

EndoChoice, Inc.	Medical Device and Equipment	Growth Capital Loan (11.75% interest rate, 8.00% EOT payment)	10,000	10,091	10,032	2/28/2018
		Growth Capital Loan (11.75% interest rate, 8.00% EOT payment)	10,000	10,041	10,032	2/28/2018
		Growth Capital Loan (11.75% interest rate, 8.00% EOT payment)	10,000	10,003	10,032	2/28/2018

EndoChoice, Inc. Total			30,000	30,135	30,096

Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	20,000	20,633	20,535	11/30/2016

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Hayneedle, Inc.	E-Commerce - Household Goods	Growth Capital Loan (12.50% interest rate, 12.00% EOT payment)	$15,000	$15,136	$15,129	8/31/2017
		Growth Capital Loan (12.75% interest rate, 16.00% EOT payment)	5,000	5,076	5,089	12/31/2017

Hayneedle, Inc. Total			20,000	20,212	20,218

HouseTrip Limited (1) (3)	Travel and Arrangement / Tourism	Growth Capital Loan (10.00% interest rate, 5.00% EOT payment)	9,624	9,605	9,620	11/30/2016
Lattice Engines, Inc.	Business Applications Software	Growth Capital Loan (8.50% interest rate, 8.00% EOT payment)	4,492	4,663	4,677	12/31/2016
		Growth Capital Loan (8.50% interest rate, 8.00% EOT payment)	2,500	2,539	2,549	3/31/2017
		Growth Capital Loan (9.50% interest rate, 8.00% EOT payment)	2,500	2,490	2,490	9/30/2017

Lattice Engines, Inc. Total			9,492	9,692	9,716

Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	10,000	9,794	9,813	6/30/2017
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (10.50% interest rate, 10.00% EOT payment)	1,000	1,052	1,055	6/30/2016
		Growth Capital Loan (10.50% interest rate, 10.00% EOT payment)	2,000	2,095	2,100	7/31/2016
		Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	2,000	2,047	2,045	8/31/2017
		Growth Capital Loan (12.00% interest rate, 11.00% EOT payment)	5,000	5,087	5,078	11/30/2017
		Growth Capital Loan (12.00% interest rate, 11.50% EOT payment)	5,000	5,040	5,019	2/28/2018
		Growth Capital Loan (12.00% interest rate, 7.50% EOT payment)	5,000	4,928	4,933	6/30/2017
		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	804	832	817	8/31/2016
		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	292	301	296	10/31/2016

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
ModCloth, Inc. (continued)		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	$152	$152	$152	3/31/2017
		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	20	20	20	6/30/2017
		Equipment Financing (1) (7.50% interest rate, 15.00% EOT payment)	13	13	13	7/31/2017

ModCloth, Inc. Total			21,281	21,567	21,528

SimpliVity Corporation	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	7,000	6,859	6,856	6/30/2018
		Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	3,000	2,919	2,918	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	7,000	6,794	6,791	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment) (2)	3,000	2,896	2,895	12/31/2018

SimpliVity Corporation Total			20,000	19,468	19,460

TechMediaNetwork, Inc.	General Media and Content	Growth Capital Loan (9.25% interest rate, 8.00% EOT payment)	2,276	2,319	2,326	3/31/2017
		Growth Capital Loan (9.25% interest rate, 8.00% EOT payment)	2,500	2,490	2,493	9/30/2017

TechMediaNetwork, Inc. Total			4,776	4,809	4,819

Thrillist Media Group, Inc.	General Media and Content	Growth Capital Loan (Prime + 8.50% interest rate, 9.00% EOT payment)	5,000	4,621	4,629	9/30/2017
		Growth Capital Loan (Prime + 8.50% interest rate, 9.00% EOT payment)	5,000	4,562	4,561	12/31/2017

Thrillist Media Group, Inc. Total			10,000	9,183	9,190

Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	5,111	5,129	12/31/2016
		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	5,092	5,109	1/31/2017

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Virtual Instruments Corporation (continued)		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	5,073	5,089	2/28/2017

Virtual Instruments Corporation Total			15,000	15,276	15,327

Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	2,315	2,440	2,460	6/30/2016
		Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	4,114	4,285	4,321	12/31/2016
		Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	4,564	4,596	4,663	3/31/2017
		Growth Capital Loan (Prime + 8.25% interest rate, 8.50% EOT payment) (2)	10,000	9,685	9,683	12/31/2017

Xirrus, Inc. Total			20,993	21,006	21,127

Total Debt Investments			$246,782	$247,285	$247,609

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2014

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
Aerohive Networks, Inc.	Wireless Communications Equipment	Common Stock	33,993	$153	$	*
AirStrip Technologies, Inc.	Medical Software and Information Services	Preferred Stock	31,063	112		95
Birchbox, Inc. (2)	E-Commerce — Personal Goods	Preferred Stock	49,829	566		1,487
Birst, Inc.	Business Applications Software	Preferred Stock	428,491	129		129
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95		95
CipherCloud, Inc. (2)	Business Applications Software	Preferred Stock	58,746	36		36
Coraid, Inc.	Data Storage	Preferred Stock	157,710	317		243
ECPM Holdings, LLC	Medical Device and Equipment	Class A Units	1,184,373	224		275
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77		*
Hayneedle, Inc.	E-Commerce — Household Goods	Common Stock	400,000	468		375
HouseTrip SA (1) (3)	Travel and Arrangement / Tourism	Preferred Shares	212,804	93		60
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	35		106
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37		43
Lattice Engines, Inc.	Business Applications Software	Preferred Stock	255,913	48		51
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11		11
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751		732
ModCloth, Inc.	E-Commerce — Clothing and Accessories	Common Stock	419,620	545		421
Nutanix, Inc. (2)	Database Software	Preferred Stock	45,000	77		290
One Kings Lane, Inc. (2)	E-Commerce—Household Goods	Preferred Stock	13,635	29		29
Shazam Entertainment Limited (1) (2) (3)	MultiMedia / Streaming Software	Ordinary Shares	2,669,479	134		125
SimpliVity Corporation	Database Software	Preferred Stock	430,849	509		509
TechMediaNetwork, Inc.	General Media and Content	Preferred Stock	72,234	31		31
Thrillist Media Group, Inc.	General Media and Content	Common Stock	283,401	712		712
Tintri, Inc. (2)	Data Storage	Preferred Stock	120,750	367		367
Virtual Instruments Corporation	Network Systems Management Software	Preferrence Shares	694,788	612		593
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	3,820,887	532		476

Total Warrants				$6,700		$7,291

*:	Less than $0.5 thousand.

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2014

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost	Fair Value
Equity Investments (2)
BirchBox, Inc	E-Commerce — Personal Goods	Preferred Stock	2,839	$250	$250
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	250
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	1,000
Nutanix, Inc.	Database Software	Preferred Stock	137,202	1,000	1,571

Total Equity Investments				$2,500	$3,071

Total Investments in Portfolio Companies				$256,485	$257,971

				Cost	Fair Value
Short-Term Investments (2)
U.S. Treasury Bills	$50,000 Face Value Maturity Date 04/02/2015 Yield to Maturity 0.038%			$49,998	$49,995

Total Short-Term Investments				$49,998	$49,995

Total Investments				$306,483	$307,966

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

As of March 31, 2015 (unaudited) and as of December 31, 2014 (audited)

NOTES TO CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

Notes applicable to the investments presented in the foregoing tables:

Unless otherwise noted, all of the investments in the foregoing tables are in entities that are domiciled in the United States and/or have a principal place of business in the United States.

No investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company.

As of March 31, 2015 and December 31, 2014, unless otherwise noted, certain of the Company’s debt investments and certain of the Company’s warrants, with an aggregate fair value of approximately $235.2 million and $239.8 million, respectively, were pledged for borrowings under the Company’s revolving credit facility.

Notes applicable to the debt investments presented in the foregoing tables:

Interest rate is the annual interest rate on the debt investment and does not include any original issue discount, end-of-term (EOT) payment, payment-in-kind interest, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. No debt instruments have any payment-in-kind interest provisions.

The EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted. The EOT payment is amortized and recognized as non-cash income over the loan or lease prior to its payment.

Notes applicable to the equipment financings presented in the foregoing tables:

At the end of the term of certain equipment financings, the lessee has the option to purchase the underlying assets at fair market value in certain cases subject to a cap, return the equipment or continue to finance the assets. The fair market values for these financings have been estimated as a percentage of original cost for purposes of the EOT payment value.

Notes applicable to the warrants presented in the foregoing tables:

Warrants are associated with funded debt instruments as well as certain commitments to provide future funding.

Specific notes applicable to specific investments in the foregoing tables:

(1) Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2015 and December 31, 2014, non-qualifying assets as a percentage of total assets were 7.4% and 8.6%, respectively.

(2) As of March 31, 2015 or December 31, 2014, these debt investments, warrants, equity investments and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.

(3) Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4) Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

(5) In March 2015, the Company accelerated the outstanding obligations owed by Coraid Inc., and this obligor entered into a foreclosure agreement that provided for Intermodal Data, Inc. to purchase certain assets and assume the outstanding obligations owed to the Company.

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization

TriplePoint Venture Growth BDC Corp. (the “Company”), a Maryland corporation, was formed on June 28, 2013 and priced its initial public offering and commenced investment operations on March 5, 2014. The Company is structured as an externally managed, non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, the Company expects to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company has two wholly owned subsidiaries: TPVG Variable Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established for utilizing the Company’s revolving credit facility, and TPVG Investment LLC, an entity established for holding certain of the Company’s investments in order to benefit from the tax treatment of these investments and create a tax structure that is more advantageous with respect to the Company’s RIC status. These subsidiaries are consolidated in the financial statements of the Company.

Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the periods presented. Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, net assets or results of operations. All intercompany account balances and transactions have been eliminated.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires estimates and assumptions to be made that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in the economic environment, financial markets, creditworthiness of portfolio companies and any other parameters used in determining these estimates could cause actual results to differ from those estimates.

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

Restricted Cash

Restricted cash consists of collections of interest and principal payments on investments maintained in segregated trust accounts for the benefit of the lenders and administrative agent of the Company’s revolving credit facility.

Deferred Credit Facility Costs

Deferred credit facility costs represent fees and other expenses incurred in connection with the Company’s revolving credit facility. These amounts are amortized and included in interest expense in the condensed consolidated statements of operations over the estimated term of the facility.

Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities include interest payable, accounts payable and the fair value of unfunded commitment liabilities. Unfunded commitment liabilities reflect the fact that the Company is a party to certain delay draw credit agreements with its portfolio companies, which requires the Company to make future advances at the borrowers’ discretion during a defined loan availability period. The Company’s credit agreements contain customary lending provisions which allow the Company relief from funding previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. In certain instances, the borrower may be required to achieve certain milestones before they may request a future advance. The unfunded obligation associated with these credit agreements is equal to the amount by which the contractual funding commitment exceeds the sum of the amount of funded debt unless the availability period has expired. The fair value at the inception of the agreement of the delay draw credit agreements approximates the fair value of the warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability included in the Company’s condensed consolidated statements of assets and liabilities reflects the fair value of these future funding commitments.

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

Other income includes certain fees paid by portfolio companies (for example, extension fees, revolver loan facility fees) and the recognition of the value of unfunded commitments that expired during the reporting period.

Non-accrual loans

A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, payments are likely to remain current.

Realized/Unrealized Gains or Losses

The Company measures realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations.

Management Fees

The Company accrues for the base management fee and incentive fee. The accrual for incentive fee includes the recognition of incentive fees on unrealized gains, even though such incentive fees are neither earned nor payable to the Adviser until such gains are both realized and in excess of unrealized losses on investments.

U.S. Federal Income Taxes

The Company intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M the Code, for U.S. federal income tax purposes, beginning with the Company’s taxable year ended December 31, 2014. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. Additionally, a RIC must distribute at least 98% of its ordinary income and 98.2% of its capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the RIC previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. The Company intends to distribute sufficient dividends to maintain the Company’s RIC status each year and does not anticipate paying any material U.S. federal income taxes in the future.

Dividends and Distributions

Dividends to common stockholders are recorded on the ex-dividend date. The Board determines the amount of dividends to be paid each quarter based on a variety of factors including estimates of future earnings. Net realized capital gains, if any, are intended to be distributed at least annually. The Company will calculate both its current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constituted a return of capital to the Company’s stockholders and that while such distributions are not taxable, they may result in higher capital gains taxes when the shares are eventually sold.

Organizational and Offering Costs

The Company incurred $1.75 million in offering costs in completing its initial public offering in March 2014, which were charged against paid-in capital. Organizational and offering costs in excess of this amount were paid by the Adviser. None of the expenses borne by the Adviser in connection with the Company’s initial public offering above the $1.75 million threshold are subject to recoupment from the Company.

The Company incurred approximately $0.8 million in offering costs in completing its public offering of common stock in March 2015, which were charged against paid-in capital.

Per Share Information

Basic and diluted earnings per common share are calculated using the weighted average number of common shares outstanding for the periods presented. For the periods presented, basic and diluted earnings per share are the same since there are no potentially dilutive securities outstanding.

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s average adjusted gross assets, including assets purchased with borrowed funds. For services rendered under the Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of the Company’s gross assets at the end of its two most recently completed calendar quarters. Such amount is appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuance or repurchases during a calendar quarter. Base management fees for any partial month or quarter are appropriately pro-rated.

The incentive fee, which provides the Adviser with a share of the income it generates for the Company, consists of two components — investment income and capital gains — which are largely independent of each other, with the result that one component may be payable even if the other is not payable.

Under the investment income component, the Company pays the Adviser 20.0% of the amount by which the Company’s pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which the Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of the Company’s pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be treated as a BDC exceeds the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be treated as a BDC. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be treated as a BDC minus (y) the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be treated as a BDC. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized gains and losses since the effective date of the Company’s election to be treated as a BDC. The Company elected to be treated as a BDC on March 5, 2014.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss, subject to the total return requirement described in the preceding paragraph. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, the Company may pay the applicable incentive fee even if it has incurred a loss in that quarter due to realized and unrealized capital losses subject to the total return requirement. The Company’s net investment income used to calculate this component of the incentive fee is also included in the amount of the Company’s assets used to calculate the 1.75% base management fee. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuance or repurchase during the current quarter.

Under the capital gains component of the incentive fee, the Company pays the Adviser at the end of each calendar year 20.0% of the Company’s aggregate cumulative realized capital gains from inception through the end of that year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized losses through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” does not include any unrealized gains. It should be noted that the Company accrues an incentive fee for accounting purposes taking into account any unrealized gains in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee is payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s condensed consolidated financial statements and summarized in the table below. The Adviser has agreed not to include the U.S. Treasury bills acquired at the end of each quarter of 2014 in the calculation of gross assets for purposes of determining its base management fee. There were no realized capital gains since the inception of the Company and, thus, no capital gains incentive fee was earned or is payable. The Company had net unrealized losses during the three months ended March 31, 2015, and, as a result, recorded a reversal in accrued capital gains incentive fee up to the amount previously recognized of approximately $0.3 million. The Company had net unrealized gains during the period from March 5, 2014 (commencement of operations) to March 31, 2014, and, as a result, accrued a capital gains incentive fee equal to 20% of that amount.

Management and Incentive Fee (dollars in thousands)	For the Three Months Ended March 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to March 31, 2014
Base management fee	$1,159	$144
Income incentive fee	$1,162	$—
Capital gains incentive fee	$(296)	$275

During the three months ended March 31, 2015, approximately $1.9 million of base management fee earned in prior periods was paid and $2.4 million of income incentive fee earned in prior periods was paid. During the period from March 5, 2014 (commencement of operations) to March 31, 2014, no base management or income incentive fees were paid.

Administration Agreement

Prior to the commencement of operations, the Board approved an administration agreement (the “Administration Agreement”). The Administration Agreement provides that the Administrator is responsible for furnishing the Company with office facilities and equipment and provide the Company with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports and other materials filed with the Securities and Exchange Commission (the “SEC”) and any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing net asset value, overseeing the preparation and filing of the Company’s tax returns and printing and disseminating reports and other materials to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

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

The Administrator engages a sub-administrator to provide certain administrative services. For the three months ended March 31, 2015, and for the period from March 5, 2014 (commencement of operations) to March 31, 2014, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.4 million and $52 thousand, respectively, of which approximately $0.1 million and $23 thousand, respectively, were paid or payable to third-party service providers.

Note 4. Investments

The Company measures the value of its investments at fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure ( “ASC Topic 820”) issued by the Financial Accounting Standards Board (“FASB”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Valuation Committee of the Board is responsible for assisting the Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board, with the assistance of the Adviser and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and generally selects a value within that range that most represents fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant. The Board makes this fair value determination on at least a quarterly basis or at such other times when the Board feels it would be appropriate to do so, given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Debt Investments

The debt investments identified on the condensed consolidated schedules of investments are loans and equipment financings made to venture growth stage companies focused in technology, life sciences and other high growth industries which are backed by a select group of leading venture capital investors. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt instruments and thus the Adviser’s senior management team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

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

The following is a summary by investment type of the fair value according to inputs used in valuing investments listed in the accompanying condensed consolidated schedules of investments as of March 31, 2015 and December 31, 2014.

Investment Type	As of March 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$240,143	$240,143
Warrants	—	—	8,250	8,250
Equity investments	—	—	3,321	3,321

Total investments	$—	$—	$251,714	$251,714

Investment Type	As of December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$247,609	$247,609
Warrants	—	—	7,291	7,291
Equity investments	—	—	3,071	3,071
Short-term investments	49,995	—	—	49,995

Total investments	$49,995	$—	$257,971	$307,966

During the three months ended March 31, 2015 and for the period from March 5, 2014 (commencement of operations) to March 31, 2014, there were no transfers in or out of any levels.

The following table presents additional information about Level 3 investments measured at fair value for the three months ended March 31, 2015 and for the period from March 5, 2014 (commencement of operations) to March 31, 2014. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended March 31, 2015
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of December 31, 2014	$247,609	$7,291	$3,071	$257,971
Fundings of investments, at cost	9,609	(101)	250	9,758
Principal payments received on investments	(15,739)	—	—	(15,739)
Amortization and accretion of fixed income premiums and discounts, net	1,933	—	—	1,933
Realized losses	—	(317)	—	(317)
Net change in unrealized (losses) gains included in earnings	(3,269)	1,377	—	(1,892)

Totals	$240,143	$8,250	$3,321	$251,714

Net change in unrealized (losses) gains on Level 3 investments still held as of March 31, 2015	$(2,953)	$1,303	$—	$(1,650)

Level 3	For the Period from March 5, 2014 (Commencement of Operations) to March 31, 2014
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of March 5, 2014	$—	$—	$—	$—
Purchases and fundings of investments, at cost (1)	136,463	3,530	2,000	141,993
Amortization and accretion of fixed income premiums and discounts, net	282	—	—	282
Realized gains	—	—	—	—
Net change in unrealized gains included in earnings	527	847	—	1,374

Total	$137,272	$4,377	$2,000	$143,649

Net change in unrealized gains on Level 3 investments still held as of March 31, 2014	$527	$847	$—	$1,374

(1)	Purchases and fundings of investments include the purchase of the Company’s initial portfolio on March 5, 2014, and fundings of additional investments during the period from March 5, 2014 (commencement of operations) to March 31, 2014.

Realized and unrealized gains and losses are included in net realized gains (losses) on investments and net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations, respectively. There were realized losses of approximately $0.3 million as a result of writing off certain warrants during the three months ended March 31, 2015. There were no realized gains or losses during the period from March 5, 2014 (commencement of operations) to March 31, 2014. The change in net unrealized losses for Level 3 investments during the three months ended March 31, 2015 was approximately $1.9 million, which was comprised of approximately $3.3 million of net unrealized losses from debt investments and approximately $1.4 million of net unrealized gains from warrants. The change in net unrealized gains for Level 3 investments during the period from March 5, 2014 (commencement of operations) to March 31, 2014 was approximately $1.4 million, which was comprised of approximately $0.5 million of net unrealized gains from debt investments and approximately $0.9 million of net unrealized gains from warrants.

For the three months ended March 31, 2015, the Company recognized approximately $0.6 million in other income, which was almost entirely due to the termination or expiration of unfunded commitments and approximately $36 thousand from amortization of certain fees paid by companies and miscellaneous income. For the period from March 5, 2014 (commencement of operations) to March 31, 2014, the Company did not recognize any other income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of March 31, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of March 31, 2015
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$240,143	Discounted Cash Flows	Discount Rate	11.25% - 27.00% (15.55%)
Warrants	5,958	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.00x – 6.50x (3.06x)
			Weighted Average Cost of Capital	18.30% – 25.00% (19.40%)
			Volatility	40.00% - 70.00% (54.12%)
			Term	1.00 – 3.50 Years (2.26 Years)
			Discount for Lack of Marketability	0.00% - 38.90% (14.44%)
	2,292	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	25.00% – 30.00% (27.05%)
			Term	0.75 – 1.25 Years (1.08 Years)
Equity investments	1,571	Probability-Weighted Expected Return Method	Volatility	70.00% – 70.00% (70.00%)
			Term	1.12 – 1.12 Years (1.12 Years)
	1,750	Market Approach	Price Paid	N/A

Total investments	$251,714

Level 3 Investments	As of December 31, 2014
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$247,609	Discounted Cash Flows	Discount Rate	11.30% - 19.75% (14.90%)
Warrants	6,359	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.00x – 6.50x (2.99x)
			Weighted Average Cost of Capital	18.50% – 25.00% (22.29%)
			Volatility	42.08% - 70.00% (54.68%)
			Term	0.25 – 4.40 Years (2.54 Years)
			Discount for Lack of Marketability	0.00% - 38.65% (14.69%)
	932	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	30.00% – 30.00% (30.00%)
			Term	0.75 – 1.00 Years (0.92 Years)
Equity investments	1,571	Probability-Weighted Expected Return Method	Volatility	70.00% – 70.00% (70.00%)
			Term	1.12 – 1.12 Years (1.12 Years)
	1,500	Market Approach	Price Paid	N/A

Total investments	$257,971

As of March 31, 2015, the fair values for all the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date. For all but four warrants, fair values were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Four warrant positions and one equity investment were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method given the outlook for that company. The other equity investments were valued using the market approach. The range of the various assumptions and weighted averages of these assumptions are summarized in the tables above.

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

As of March 31, 2015 and December 31, 2014, the Company had pledged certain of its debt investments and certain of its warrants with an aggregate fair value of approximately $235.2 million and $239.8 million, respectively, for borrowings under its revolving credit facility.

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

In March 2015, the Company moved one of its portfolio companies, Coraid, Inc., representing approximately 5% of the Company’s total assets as of December 31, 2014, to Category 5 and non-accrual status. The Company accelerated the outstanding obligations owed by Coraid, Inc. and this obligor entered into a foreclosure agreement that provided for Intermodal Data, Inc. to purchase certain assets and assume the outstanding obligations owed to the Company.

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

Revolving Credit Facility

In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (“Credit Facility”). In August 2014, the Company amended its Credit Facility to increase the total commitments available there under by $50.0 million to $200.0 million in aggregate.

Borrowings under this revolving Credit Facility bear interest at the sum of (i) the commercial paper rate for certain specified lenders and 30-day LIBOR for other lenders or, if LIBOR is unavailable, the higher of Deutsche Bank’s commercial lending rate or the Federal Funds Rate plus 0.50% plus (ii) a margin of 3.5% during the revolving period and 4.5% during the amortization period. Borrowings under this revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay to Deutsche Bank a syndication fee in 12 monthly installments, of approximately 1.0% of the committed facility amount. The Company also agreed to pay Deutsche Bank a fee to act as administrative agent under this revolving Credit Facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum of any unused borrowings under this Credit Facility on a monthly basis. This revolving Credit Facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55.0% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to the Company’s Chief Executive Officer Mr. James Labe and the Company’s President and Chief Investment Officer Mr. Sajal Srivastava and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under this Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) the Company’s failure to maintain compliance with RIC provisions at all times. As of March 31, 2015 and December 31, 2014, the Company was in compliance with all covenants under this Credit Facility.

At March 31, 2015 and December 31, 2014, the Company had outstanding borrowings of $120.0 million and $118.0 million, respectively, under its revolving Credit Facility, which is included in the Company’s condensed consolidated statements of assets and liabilities. Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility, paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. For the three months ended March 31, 2015, interest expense on the revolving Credit Facility totaled approximately $1.6 million, consisting of approximately $1.2 million of interest expense, approximately $0.1 million of unused facilities expense, and approximately $0.3 million of amortization of deferred Credit Facility costs and other fees. For the period from March 5, 2014 (commencement of operations) to March 31, 2014, interest expense on the revolving Credit Facility totaled approximately $129 thousand, consisting of approximately $2 thousand of interest expense, approximately $65 thousand of unused facilities expense, and approximately $62 thousand of amortization of deferred Credit Facility costs and other fees.

Other Payables

As of March 31, 2015, the Company had no other payables other than in the ordinary course of business. On December 30, 2014, the Company purchased $50.0 million of U.S. Treasury bills for settlement on January 2, 2015. The associated payable was included in the Company’s condensed consolidated statement of assets and liabilities as of December 31, 2014.

Note 7. Commitments

As of March 31, 2015 and December 31, 2014, the Company’s unfunded commitments to nine and eleven companies, respectively, totaled $153.5 million and $211.0 million, respectively. As of March 31, 2015, $28.0 million of the unfunded commitments were dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. The Company’s unfunded commitments as of March 31, 2015 included $86.0 million that will expire during 2015 and $67.5 million that will expire during 2016 if not drawn prior to expiration. The Company’s unfunded commitments included $143.5 million with technology-related companies and $10.0 million with non-technology related companies, of which $148.5 million represent commitments for growth capital loans and $5.0 million for revolving loans. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The tables below provide the Company’s unfunded commitments by customer as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birst, Inc.	$22,500	$201
Cambridge Broadband Network Limited	1,000	10
CipherCloud, Inc.	25,000	73
Inspirato LLC	10,000	46
Medallia, Inc.	20,000	111
Mind Candy Limited	15,000	424
Nutanix, Inc.	20,000	64
Shazam Entertainment Limited	20,000	134
SimpliVity Corporation	20,000	129

Total	$153,500	$1,192

	As of December 31, 2014
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birst, Inc.	$22,500	$201
Cambridge Broadband Network Limited	1,000	10
CipherCloud, Inc.	30,000	79
Inspirato LLC	10,000	46
Medallia, Inc.	20,000	11
Mind Candy Limited	15,000	424
Nutanix, Inc.	20,000	64
Shazam Entertainment Limited	20,000	134
SimpliVity Corporation	30,000	191
Tintri, Inc.	35,000	805
Virtual Instruments Corporation	7,500	167

Total	$211,000	$2,132

The tables above also provide the fair value of the Company’s unfunded commitment liability as of March 31, 2015 and December 31, 2014 totaling approximately $1.2 million and $2.1 million, respectively. The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s condensed consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 because there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. During the three months ended March 31, 2015, the fair value of unfunded commitment liability decreased by $0.9 million primarily due to decreases of unfunded commitments. The Company did not enter into any new commitments during the three months ended March 31, 2015. As of March 31, 2015 and December 31, 2014, the Company had no unrealized gains and losses for liabilities within Level 3 category.

Note 8. Financial Highlights

The financial highlights presented below are for the three months ended March 31, 2015 and for the period from March 5, 2014 (commencement of operations) to March 31, 2014.

Financial Highlights (dollars in thousands, except per share data)	For the Three Months Ended March 31, 2015 or as of March 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to March 31, 2014 or as of March 31, 2014
Per Share Data
Initial public offering price (1)	$—	$15.00
Front end sales charges (1)	—	(0.44)

Net proceeds (1)	—	14.56
Offering costs (1)	—	(0.18)

Net asset value at beginning of period	14.61	14.38
Accretion due to public offering of common stock	0.01	—
Offering costs related to public offering of common stock	(0.05)	—
Net investment income	0.48	0.06
Net realized losses	(0.03)	—
Net change in unrealized (losses) gains on investments	(0.18)	0.14
Dividend distributions	(0.36)	—

Net asset value at end of period	$14.48	$14.58

Net investment income per share	$0.48	$0.06
Net increase in net assets per share	$0.27	$0.20
Weighted average shares of common stock outstanding for period	10,285,282	9,842,333
Shares of common stock outstanding at end of period	16,424,171	9,842,333

Financial Highlights (dollars in thousands, except per share data)	For the Three Months Ended March 31, 2015 or as of March 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to March 31, 2014 or as of March 31, 2014
Ratios / Supplemental Data
Net asset value at beginning of period	$144,979	$25
Net asset value at end of period	$237,873	$143,516
Average net asset value	$151,545	$142,544
Total return based on net asset value per share (2)	1.6%	(2.8)%
Net asset value per share at beginning of period	$14.61	$15.00
Dividends per share during period	$0.36	$—
Net asset value per share at end of period	$14.48	$14.58
Total return based on stock price (3)	(2.6)%	8.3%
Stock price at beginning of period	$14.85	$15.00
Dividends per share during period	$0.36	$—
Stock price at end of period	$14.11	$16.24
Weighted average portfolio yield (4)	14.6%	14.3%
Coupon income (4)	11.0%	11.2%
Accretion of discount (4)	0.6%	0.1%
Accretion of end-of-term payments (4)	2.9%	3.0%
Impact of prepayments during the period (4)	0.1%	0.0%
Net investment income to average net asset value (5)	13.2%	5.4%
Net increase in net assets to average net asset value (5)	7.3%	18.4%
Total operating expenses to average net asset value (5)	13.0%	5.5%
Operating expenses excluding incentive fees to average net asset value (5)	10.7%	2.9%
Income component of incentive fees to average net asset value (5)	3.1%	0.0%
Capital gains component of incentive fees to average net asset value (5)	(0.8)%	2.6%

(1)	The presentation of these line items has been recast from versions previously filed in the Company’s quarterly reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014 in order to disaggregate the impact of front end sales charges from the offering costs in connection with the Company’s initial public offering.
(2)	Total return based on net asset value (“NAV”) is the change in ending NAV per share plus dividends per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. The NAV per share as of March 5, 2014 (commencement of operations) is the NAV per share immediately after the Company’s initial public offering. The total return is for the period shown and is not annualized.
(3)	Total return based on stock price is the change in the ending stock price of the Company’s common stock plus dividends paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning stock price of the Company’s common stock. The stock price as of March 5, 2014 (commencement of operations) is the issuance price per share of the Company’s initial public offering. The total return is for the period shown and is not annualized.
(4)	Weighted average portfolio yields for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.
(5)	Percentage is presented on an annualized basis.

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2015 and for the period from March 5, 2014 (commencement of operations) to March 31, 2014.

Basic and Diluted Share Information (dollars in thousands, except per share data)	For the Three Months Ended March 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to March 31, 2014
Net investment income	$4,945	$569
Net increase in net assets resulting from operations	$2,739	$1,943
Basic and diluted average weighted shares of common stock outstanding	10,285,282	9,842,333
Basic and diluted investment income per share	$0.48	$0.06
Basic and diluted net increase in net assets per share	$0.27	$0.20

Note 10. Equity Offerings

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

On March 27, 2015, the Company priced a public offering of 6,500,000 shares of its common stock, raising approximately $93.7 million after offering costs. The Company included a “Receivable related to public offering of common stock” in its condensed consolidated statements of assets and liabilities as of March 31, 2015, which was received on April 1, 2015. Offering costs of approximately $0.8 million were borne by the Company and charged against paid-in capital. The Adviser agreed to pay approximately $3.6 million, which represents a portion of the price discount and the entire front end sales charges, which amounts are not subject to recoupment from the Company.

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

Information on the proceeds raised along with any related front end sales charges and associated offering costs borne by the Company, and the price at which common stock was issued by the Company, during the three months ended March 31, 2015 and the period from March 5, 2014 (commencement of operations) to December 31, 2014, is provided in the following tables.

Issuance of Common Stock during the three months ended March 31, 2015 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Front End Sales Charges	Offering Expenses	Gross Offering Price
Public offering of common stock	3/27/2015	6,500,000	$94,575	$—	$847	$14.55 per share	(1)

Total issuance		6,500,000	$94,575	$—	$847

Issuance of Common Stock for the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Front End Sales Charges	Offering Expenses	Gross Offering Price
Initial public offering	3/5/2014	8,333,333	$125,000	$3,750	$1,750	$15.00 per share
Exercise of over-allotment option	3/5/2014	1,250,000	18,750	562	—	$15.00 per share
Private placement	3/5/2014	257,332	3,860	—	—	$15.00 per share
First quarter 2014 dividend reinvestment	4/30/2014	6,038	87	—	—	$14.44 per share
Second quarter 2014 dividend reinvestment	6/17/2014	20,489	298	—	—	$14.54 per share
Third quarter 2014 dividend reinvestment	9/16/2014	22,715	329	—	—	$14.50 per share
Fourth quarter 2014 dividend reinvestment	12/16/2014	20,522	277	—	—	$13.49 per share
Special 2014 dividend reinvestment	12/31/2014	12,074	170	—	—	$14.11 per share

Total issuance		9,922,503	$148,771	$4,312	$1,750

(1)	In connection with this offering, the Adviser paid the underwriters a supplemental payment of approximately $0.7 million, or $0.11 per share, which reflected the difference between the public offering price and the proceeds per share received by the Company in the offering.

Prior to the Company’s initial public offering, there were 1,668 shares of common stock outstanding. As a result of the stock issuance summarized above, 16,424,171 and 9,924,171 shares of common stock were outstanding as of March 31, 2015 and December 31, 2014, respectively.

Note 11. Dividends

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

The following table summarizes the Company’s cash distributions per share as authorized by the Board since March 5, 2014 (commencement of operations).

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

(1)	Represents a special dividend.
(2)	The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s condensed consolidated statements of operations through March 31, 2015 and March 31, 2014, respectively. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, total dividends of $1.22 per share were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for this period exceeded its distributions. As of December 31, 2014, the Company estimated it had approximately $1.2 million of remaining taxable earnings to distribute to stockholders. This “spillover” income was paid as part of the first quarter 2015 dividends. As of March 31, 2015, the Company estimated it had undistributed 2015 taxable earnings of approximately $2.2 million.

Note 12. Subsequent Events

Equity Offerings

On April 29, 2015, the Company raised an additional approximately $2.2 million through the issuance of 154,018 shares of the Company’s common stock as the result of the underwriters’ partial exercise of their overallotment option.

Dividends

On May 6, 2015, the Board announced a $0.36 per share dividend, payable on June 16, 2015, to stockholders of record on May 29, 2015.

Recent Portfolio Activity

On April 15, 2015, Intermodal Data, Inc. acquired certain assets and assumed the outstanding obligations owed to the Company by Coraid, Inc. and entered into a new loan agreement with the Company for the amounts owed.

From April 1, 2015, through May 5, 2015, the Company closed $25.0 million in new debt commitments. TPC’s direct origination platform entered into $23.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (or, the Exchange Act). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such sections. The information contained in this section should be read in conjunction with our condensed consolidated financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to “the Company”, “we”, “us”, and “our” refer to TriplePoint Venture Growth BDC Corp. and its subsidiaries.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about TriplePoint Venture Growth BDC Corp., our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our relationships with third parties including venture capital investors;

•	the impact and timing of our unfunded commitments;

•	the expected market for venture capital investments;

•	the performance of our existing portfolio and other investments we may make in the future;

•	the impact of investments that we expect to make;

•	actual and potential conflicts of interest with TriplePoint Capital LLC (“TPC”) and TPVG Advisers LLC (our “Adviser”) and its senior investment team and Investment Committee;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the ability of our Adviser to attract, retain and have access to highly talented professionals, including our Adviser’s senior management team;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly when we elect to use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” in this Quarterly Report on Form 10-Q under Part II, Item 1A and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described in “Risk Factors” in this Quarterly Report on Form 10-Q under Part II, Item 1A. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form  10-Q.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2014.

Our shares are currently listed on The NYSE under the symbol “TPVG”.

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

On March 27, 2015, we priced a public offering of 6,500,000 shares of our common stock, raising approximately $93.7 million after offering costs. On March 31, 2015, our financial statements included a receivable of $94.6 million, which was received on April 1, 2015.

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

As of March 31, 2015, we had 74 investments in 26 companies. Our investments included 45 debt investments, 24 warrant investments, and 5 direct equity investments. The total cost and fair value of these investments were approximately $252.1 million and approximately $251.7 million, respectively. As of March 31, 2015, one of our customers was publicly traded. At March 31, 2015, the 45 debt investments with an aggregate fair value of approximately $240.1 million had a weighted average loan to enterprise value at the time of origination ratio of approximately 9.5%.

The following tables provide information on the cost, fair value, and net unrealized gains of our investments in companies along with the number of companies in our portfolio as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized (Losses) Gains	Number of Investments	Number of Companies
Debt investments	$243,088	$240,143	$(2,945)	45	16
Warrants	6,282	8,250	1,968	24	24
Equity investments	2,750	3,321	571	5	5

Total Investments in Portfolio Companies	$252,120	$251,714	$(406)	74	26	*

	As of December 31, 2014
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains	Number of Investments	Number of Companies
Debt investments	$247,285	$247,609	$324	46	17
Warrants	6,700	7,291	591	26	26
Equity investments	2,500	3,071	571	4	4

Total Investments in Portfolio Companies	$256,485	$257,971	$1,486	76	27	*

*	Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Database Software	$32,808	13.0%
Medical Device and Equipment	30,774	12.2
Wireless Communications Equipment	26,692	10.6
E-Commerce - Clothing and Accessories	21,246	8.4
E-Commerce - Household Goods	20,815	8.3
Biofuels / Biomass	20,678	8.2
Business Applications Software	19,883	7.9
Network Systems Management Software	16,102	6.4
General Media and Content	14,735	5.9
Medical Software and Information Services	14,391	5.7
Data Storage	10,986	4.4
Entertainment	10,668	4.2
Travel and Arrangement / Tourism	8,634	3.4
E-Commerce - Personal Goods	1,737	0.7
Software Development Tools	1,000	0.4
Travel and Leisure	293	0.1
Multimedia / Streaming Software	166	0.1
Advertising / Marketing	106	*

Total investments in portfolio companies	$251,714	100.0%

	As of December 31, 2014
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Wireless Communications Equipment	$38,123	14.8%
Medical Device and Equipment	30,372	11.8
E-Commerce - Clothing and Accessories	21,950	8.5
Database Software	21,830	8.5
E-Commerce - Household Goods	20,621	8.0
Biofuels / Biomass	20,535	8.0
Business Applications Software	19,807	7.7
Network Systems Management Software	15,920	6.2
Data Storage	15,458	6.0
Medical Software and Information Services	15,117	5.9
General Media and Content	14,752	5.7
Entertainment	10,545	4.1
Travel and Arrangement / Tourism	9,680	3.8
E-Commerce - Personal Goods	1,737	0.7
Software Development Tools	1,000	0.4
Travel and Leisure	293	0.1
Multimedia / Streaming Software	125	*
Advertising / Marketing	106	*

Total investments in portfolio companies	$257,971	100.0%

*	Less than 0.05%.

The following table presents the product type of our debt investments as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$238,970	99.5%
Equipment financings	1,173	0.5

Total debt investments	$240,143	100.0%

	As of December 31, 2014
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$246,311	99.5%
Equipment financings	1,298	0.5

Total debt investments	$247,609	100.0%

Approximately 17.0% and 20.5% of the debt investments in our portfolio as of March 31, 2015 and December 31, 2014, respectively, based on the aggregate fair value, consisted of growth capital loans where the borrower has a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien.

Investment Activity

During the three months ended March 31, 2015, we did not enter into any new commitments, funded one debt investment for approximately $10.0 million in principal value, acquired warrants representing approximately $0.3 million of value and made an equity investment of approximately $0.2 million. During the period from March 5, 2014 (commencement of operations) to March 31, 2014, we entered into two new commitments with one new customer and one existing customer totaling $7.5 million and one commitment was reduced by $2.0 million, funded six debt investments for $18.2 million and earned warrants representing approximately $0.3 million of value.

As of March 31, 2015, our unfunded commitments to nine companies totaled $153.5 million, of which $28.0 million was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Our unfunded commitments as of March 31, 2015 included $86.0 million that will expire during 2015 and $67.5 million that will expire during 2016 if not drawn prior to expiration. Our unfunded commitments included $143.5 million with technology-related companies and $10.0 million with non-technology related companies, of which $148.5 million represent commitments for growth capital loans and $5.0 million for revolving loans. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. We generally expect approximately 75% of its gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

As of December 31, 2014, our unfunded commitments to 11 companies totaled $211.0 million. During the three months ended March 31, 2015, $35.0 million in unfunded commitments were terminated, $12.5 million in unfunded commitments expired and $10.0 million were funded.

The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of March 31, 2015 and December 31, 2014, the fair value for these unfunded commitments totaled approximately $1.2 million and $2.1 million, respectively and was included in “other accrued expenses and liabilities” in our condensed consolidated statements of assets and liabilities.

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three months ended March 31, 2015 and for the period from March 5, 2014 (commencement of operations) to March 31, 2014.

Commitments and Fundings Since Acquisition of Initial Portfolio (dollars in thousands)	For the Three Months Ended March 31, 2015	For the Period From March 5, 2014 (Commencement of Operations) to March 31, 2014
Debt Commitments
New customers	$—	$2,500
Existing customers	—	5,000

Total	$—	$7,500
Funded Debt Investments	$10,000	$18,156
Equity Investments	$250	$—
Non-Binding Term Sheets	$72,500	$25,000

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

During the three months ended March 31, 2015, one borrower was moved to Clear (1) from White (2), one borrower was moved from Yellow (3) to Orange (4) and then to Red (5), and one borrower rated Clear (1) was removed in conjunction with prepaying all of its outstanding obligations. In March 2015, we accelerated the outstanding obligations owed by Coraid, Inc., rated Red (5), and this obligor entered into a foreclosure agreement that provided for Intermodal Data, Inc. to purchase certain assets and assume the outstanding obligations owed to the Company. As of both

March 31, 2015 and December 31, 2014, the weighted average investment ranking of our debt investment portfolio was 2.06. The following table shows the credit rankings for the 16 and 17 portfolio companies, respectively, that had outstanding obligations to us as of March 31, 2015 and December 31, 2014, respectively.

	As of March 31, 2015
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$29,596	12.3%	1
White (2)	189,625	79.0	13
Yellow (3)	9,936	4.1	1
Orange (4)	—	—	—
Red (5)	10,986	4.6	1

	$240,143	100.0%	16

	As of December 31, 2014
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies

Clear (1)	$10,503	4.2%	1
White (2)	212,445	85.8	14
Yellow (3)	24,661	10.0	2
Orange (4)	—	—	—
Red (5)	—	—	—

	$247,609	100.0%	17

Results of Operations

An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments are the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments are the net change in the fair value of our investment portfolio.

Since we commenced operations on March 5, 2014, the results of operations for the period ended March 31, 2014 represents only 27 days of operations, as compared to 90 days for the three months ended March 31, 2015, which accounts for most of the differences in operating results over these two periods.

For the three months ended March 31, 2015, our net increase in net assets resulting from operations was approximately $2.7 million which was comprised of approximately $4.9 million of net investment income, approximately $0.3 million of net realized losses and approximately $1.9 million of net unrealized losses. On a per share basis, net investment income was $0.48 per share and the net increase in net assets from operations was $0.27 per share. Our core net investment income for the three months ended March 31, 2015 was approximately $4.6 million, or $0.45 per share.

For the period from March 5, 2014 (commencement of operations) to March 31, 2014, our net increase in net assets resulting from operations was approximately $1.9 million, consisting of approximately $0.5 million in net investment income and approximately $1.4 million in net change in unrealized gains on investments. On a per share basis, net investment income was $0.06 per share and the net change in net assets from operations was $0.20 per share. Our core net investment income for the same period was approximately $844 thousand, or $0.09 per share.

Our investment and other income increased from approximately $1.3 million for the period from March 5, 2014 (commencement of operations) to March 31, 2014, to approximately $9.8 million for the three months ended March 31, 2015. Operating expenses increased from approximately $0.7 million for the period March 5, 2014 (commencement of operations) to March 31, 2014, to approximately $4.9 million for the three months ended March 31, 2015.

Net investment income increased from approximately $0.6 million for the period ended March 31, 2014 to approximately $4.9 million for the three months ended March 31, 2015. Net realized losses were approximately $0.3 million for the three months ended March 31, 2015 due to the losses on warrants of one portfolio company. There were no realized capital gains or losses during any period in 2014. Net unrealized losses were approximately $1.9 million for the three months ended March 31, 2015 and net unrealized gains were approximately $1.4 million for the period ended March 31, 2014. The net unrealized losses during the three months ended March 31, 2015, included the reversal of some of the unrealized gains recognized in prior periods as the result of prepayment activity in this period. Our net increase in net assets from operations increased from approximately $1.9 million, or $0.20 per share, for the period ended March 31, 2014, to approximately $2.7 million, or $0.27 per share, for the three months ended March 31, 2015. Core net investment income increased from approximately $0.8 million, or $0.09 per share, for the period ended March 31, 2014, to approximately $4.6 million, or $0.45 per share for the three months ended March 31, 2015.

The table below presents our statements of operations for the three months ended March 31, 2015, and for the period from March 5, 2014 (commencement of operations) to March 31, 2014.

Net Increase in Net Assets (dollars in thousands, except per share amounts)	For the Three Months Ended March 31, 2015	For the Period From March 5, 2014 (Commencement of Operations) to March 31, 2014
Investment and Other Income
Interest income from investments	$9,161	$1,308
Other income
Expiration / termination of unfunded commitments	611	—
Other fees	36	—

Total Investment and Other Income	9,808	1,308

Operating Expenses
Base management fee	1,159	144
Income incentive fee	1,162	—
Capital gains incentive fee	(296)	275
Interest expense and amortization of fees	1,644	154
Administration agreement expenses	371	52
General and administrative expenses	823	114

Total Operating Expenses	4,863	739

Net investment income	4,945	569
Net realized losses	(317)	—
Net change in unrealized (losses) gains on investments	(1,889)	1,374

Net Increase in Net Assets Resulting from Operations	$2,739	$1,943

Core net investment income per share	$0.45	$0.09
Net investment income per share	0.48	0.06
Net increase in net assets per share	0.27	0.20
Weighted average shares of common stock outstanding	10,285,282	9,842,333

The table below reconciles GAAP net income to core net investment income for the three months ended March 31, 2015 and for the period from March 5, 2014 (commencement of operations) to March 31, 2014. Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fees. We believe an important measure of the investment income that we will be required to distribute each year is core net investment income as capital gains incentive fees are accrued based on unrealized gains but are not earned until realized gains occur. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. During the three months ended March 31, 2015 and during the period from March 5, 2014 (commencement of operations) to March 31, 2014, no capital gains were realized. For the three months ended March 31, 2015, we reported approximately $1.9 million in unrealized capital losses and we reversed previously accrued capital gains incentive fees of approximately $0.3 million. For the period from March 5, 2014 (commencement of operations) to March 31, 2014, we reported approximately $1.4 million in unrealized capital gains and accrued approximately $0.3 million in capital gains incentive fee.

Net Investment Income and Core Net Investment Income (dollars in thousands, except per share amounts)	For the Three Months Ended March 31, 2015	For the Period From March 5, 2014 (Commencement of Operations) to March 31, 2014
Net Investment Income	$4,945	$569
Capital gains incentive fee	(296)	275

Core Net Investment Income	$4,649	$844

Net Investment Income per Share	$0.48	$0.06
Capital gains incentive fee per share	(0.03)	0.03

Core Net Investment Income per Share	$0.45	$0.09

Investment income includes interest income on our debt investments utilizing the effective yield method and includes cash interest income as well as the amortization of purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term payments. For the three months ended March 31, 2015, investment income totaled approximately $9.2 million, representing a weighted average portfolio yield of approximately 14.6% on debt investments for the period held. For the period ended March 31, 2014, investment income totaled approximately $1.3 million, representing a weighted average portfolio yield of approximately 14.3% on debt investments for the period held.

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

For the three months ended March 31, 2015, the weighted average portfolio yield on our portfolio of approximately 14.6% was comprised of approximately 11.0% cash interest income, approximately 0.6% of accretion of the net purchase discount, facilities fees and the value of warrants received, approximately 2.9% of accretion of end-of-term payments and approximately 0.1% due to the accelerated receipt of end-of term payments on prepayments. For the period from March 5, 2014 (commencement of operations) to March 31, 2014, the weighted average portfolio yield on our portfolio of approximately 14.3% was comprised of approximately 11.2% cash interest income, approximately 0.1% of accretion of the net purchase discount, facilities fees and the value of warrants received, and approximately 3.0% of accretion of end-of-term payments.

The yield on our portfolio, excluding the impact of prepayments was approximately 14.5% for the three months ended March 31, 2015. There were no prepayments during the period from March 5, 2014 (commencement of operations) to March 31, 2014. The actual yields on our portfolio will be dependent on future fundings and the performance of our loans including prepayments.

For the three months ended March 31, 2015, we recognized approximately $0.6 million in other income which was almost entirely due to the termination or expiration of unfunded commitments and approximately $36 thousand from amortization of certain fees paid by companies and miscellaneous income. For the period from March 5, 2014 (commencement of operations) to March 31, 2014, we did not recognize any other income.

For the three months ended March 31, 2015, total operating expenses were approximately $4.9 million, comprising of approximately $2.1 million in base management and incentive fees, approximately $1.6 million in interest expense, approximately $0.4 million in administrative agreement expenses, and approximately $0.8 million in general and administrative expenses. For the period from March 5, 2014 (commencement of operations) to March 31, 2014, total operating expenses were approximately $0.7 million, comprising of approximately $0.4 million in base management and incentive fees, approximately $0.1 million in interest expense, approximately $0.1 million in administrative agreement expenses, and approximately $0.1 million in general and administrative expenses. In determining the base management fee, our Adviser had agreed not to include the U.S. Treasury bill assets acquired at the end of each of the quarter of 2014 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will decrease over time as our portfolio and capital base grow. We expect management fees will increase as we grow our asset base and our earnings exceed the hurdle rate for the investment income incentive fee. Capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expense will increase as we utilize more of our credit facility, and we expect fees per the administrative agreement and general and administrative agreements will increase to meet the additional requirements associated with servicing a larger portfolio.

There was $0.3 million of realized losses during the three months ended March 31, 2015 and no realized gains or losses for the period from March 5, 2014 (commencement of operations) to March 31, 2014.

During the three months ended March 31, 2015, our net change in unrealized losses on investments was approximately $1.9 million consisting of approximately $3.3 million net change in unrealized losses on debt and short-term investments due to changes in fair value and approximately $1.4 million net change in unrealized gains on warrants due to changes in fair value. During the period from March 5, 2014 (commencement of operations) to March 31, 2014, our net change in unrealized gains on investments was approximately $1.4 million, consisting of approximately $0.9 million of net change in unrealized gains on warrants due to changes in fair value and approximately $0.5 million of net change in unrealized gains on debt investments due to changes in fair value. Net change in unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and many other factors.

Net unrealized losses on investments as of March 31, 2015 were approximately $0.4 million, or $0.02 per share. Net unrealized gains on investments as of December 31, 2014 were approximately $1.5 million, or $0.15 per share. The table below summarizes the unrealized gains and losses in our investments in portfolio companies as of March 31, 2015 and December 31, 2014.

Unrealized Gains and Losses (dollars in thousands)	As of March 31, 2015
	Debt Investments	Warrants	Equity Investments	Total Investments
Unrealized gains	$809	$2,556	$571	$3,936
Unrealized losses	(3,754)	(588)	—	(4,342)

Net unrealized (losses) gains	$(2,945)	$1,968	$571	$(406)

Unrealized Gains and Losses (dollars in thousands)	As of December 31, 2014
	Debt Investments	Warrants	Equity Investments	Total Investments
Unrealized gains	$672	$1,265	$571	$2,508
Unrealized losses	(348)	(674)	—	(1,022)

Net unrealized gains	$324	$591	$571	$1,486

In addition to the unrealized gains and losses in our investments in portfolio companies as of March 31, 2015 and December 31, 2014 summarized in the tables above, there were unrealized losses on U.S. Treasury bills of approximately $0 and $3 thousand, respectively.

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our condensed consolidated financial statements.

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

Realized/Unrealized Gains or Losses

We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations.

Management Fees

We accrue for the base management fee and incentive fee. The accrual for incentive fee includes the recognition of incentive fee on unrealized capital gains, even though such incentive fee is neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized losses on investments.

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

Liquidity and Capital Resources

For the three months ended March 31, 2015, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $1.4 million. Cash provided by financing activities mainly due to net borrowings, was approximately $1.5 million. As of March 31, 2015, cash, including restricted cash, was approximately $18.3 million.

On March 27, 2015, we priced a public equity offering of 6.5 million shares of our common stock, raising approximately $93.8 million after offering costs. On April 1, 2015, upon receipt of proceeds from the public equity offering of common stock, our cash balance was $112.9 million. We have used a portion of the net proceeds of this offering to temporarily repay a portion of our outstanding borrowings under our Credit Facility. We intend to use the remaining portion of the net proceeds and, through re-borrowings under our Credit Facility, make new investments in accordance with our investment objective and strategies and for general working capital purposes.

For the period from March 5, 2014 (commencement of operations) to March 31, 2014, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $90.0 million. Cash provided by financing activities, including net proceeds from issuance of common stock and net borrowings, was approximately $161.1 million. As of March 31, 2014, cash, including restricted cash and cash equivalents, was approximately $71.2 million.

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

As of March 31, 2015 and December 31, 2014, we had outstanding borrowings of $120.0 million and $118.0 million, respectively, under our Credit Facility, which is included in the condensed consolidated statements of assets and liabilities. We had $80.0 million and $82.0 million of remaining capacity on our Credit Facility as of March 31, 2015 and December 31, 2014, respectively. The tables below provide a summary of when payments are due under our Credit Facility as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015
Payments Due By Period (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$120,000	$—	$120,000	$—	$—

Total	$120,000	$—	$120,000	$—	$—

	As of December 31, 2014
Payments Due By Period (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$118,000	$—	$118,000	$—	$—

Total	$118,000	$—	$118,000	$—	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of March 31, 2015 and December 31, 2014, our unfunded commitments to nine companies and eleven companies totaled $153.5 million and $211.0 million, respectively. Out of $153.5 million as of March 31, 2015, $28.0 million was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. In addition, these commitments are available for a limited time and $86.0 million will expire during 2015 and $67.5 million will expire during 2016 if not drawn prior to expiration. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Over time, we generally expect approximately 75% of our gross unfunded commitments to be drawn before the expiration of their corresponding availability periods. We evaluate funding needs and expectations for each company at the time of commitment and as the company progresses and develops during the availability period.

The Staff of the Division of Investment Management has recently informed us that it views our unfunded commitments as senior securities under the 1940 Act. Although we do not agree with the Staff’s position, we intend to comply with the Staff’s position by either maintaining 200% asset coverage or otherwise segregating or setting aside liquid assets or engaging in other SEC or staff-approved measures to “cover” our unfunded commitments in an amount required to comply with the 1940 Act. As required by the 1940 Act, the Credit Facility also has a requirement that we maintain a 200% asset coverage ratio.

As of December 31, 2014, we had a payable of approximately $50.0 million due January 2, 2015, for the acquisition of U.S. Treasury bills. On January 2, 2015, we sold the U.S. Treasury bills and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received during the three months ended March 31, 2015. As of March 31, 2015 and December 31, 2014, the outstanding obligations totaled approximately $2.3 million and $4.6 million, respectively.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2015 and December 31, 2014, our off-balance sheet arrangements consisted of $153.5 million and $211.0 million, respectively, of unfunded commitments, of which $28.0 million and $40.5 million was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company.

The table below provides our unfunded commitments by customer as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015	As of December 31, 2014
Unfunded Commitments (dollars in thousands)	Principal Balance	Principal Balance
Birst, Inc.	$22,500	$22,500
Cambridge Broadband Network Limited	1,000	1,000
CipherCloud, Inc.	25,000	30,000
Inspirato LLC	10,000	10,000
Medallia, Inc.	20,000	20,000
Mind Candy Limited	15,000	15,000
Nutanix, Inc.	20,000	20,000
Shazam Entertainment Limited	20,000	20,000
SimpliVity Corporation	20,000	30,000
Tintri, Inc.	—	35,000
Virtual Instruments Corporation	—	7,500

Total	$153,500	$211,000

Dividends and Distributions

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

Recent Developments

Equity Offerings

On April 29, 2015, we raised an additional approximately $2.2 million through the issuance of 154,018 shares of our common stock as the result of the underwriters’ partial exercise of their overallotment option.

Dividends

On May 6, 2015, our Board of Directors announced a $0.36 per share dividend, payable on June 16, 2015, to stockholders of record on May 29, 2015.

Recent Portfolio Activity

On April 15, 2015, Intermodal Data, Inc. acquired certain assets and assumed the outstanding obligations owed to us by Coraid, Inc. and entered into a new loan agreement with us for the amounts owed.

From April 1, 2015, through May 5, 2015, we closed $25.0 million in new debt commitments. TPC’s direct origination platform entered into $23.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings and in the relative values of our portfolio that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a change in market interest rates will not have a material adverse effect on our net investment income. Because a majority of our loans in our existing portfolio, as of March 31, 2015, have a fixed interest rate, the fair values of these loans may fluctuate from changes in market interest rates.

As of March 31, 2015, a majority of the debt investments in our portfolio bore interest at fixed rates with $30.0 million in principal balance of loans outstanding subject to floating interest rates, all of which have interest rate floors. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Credit Facility bears interest at a floating rate. As a result, our future earnings may be negatively affected when interest rates rise. Based on our March 31, 2015 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure.

Change in Interest Rates (dollars in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in investment income
Up 300 basis points	$913	$(3,650)	$(2,737)
Up 200 basis points	$608	$(2,433)	$(1,825)
Up 100 basis points	$304	$(1,217)	$(913)
Up 50 basis points	$152	$(608)	$(456)
Down 25 basis points	$—	$209	$209

This analysis is indicative of the potential impact on our investment income as of March 31, 2015, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2015, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2015, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the three months ended March 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our annual report on Form10-K for the year ended December 31, 2014 filed with Securities and Exchange Commission on March 18, 2015, which are incorporated into this report on Form 10Q and could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: May 6, 2015	By:	/s/ James P. Labe
James P. Labe , Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 6, 2015	By:	/s/ Harold F. Zagunis
Harold F. Zagunis , Chief Financial Officer (Principal Financial and Accounting Officer)