Form 10-Q
period 2015-06-30
TriplePoint Venture Growth BDC Corp.
filed 2015-08-11
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 10, 2015 was 16,642,184.

TriplePoint Venture Growth BDC Corp.

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2015 (unaudited) and December 31, 2014	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 (unaudited), the Three Months ended June 30, 2014 and the Period from March 5, 2014 (Commencement of Operations) to June 30, 2014 (unaudited)	4
	Condensed Consolidated Statements of Changes in Net Assets for the Six Months Ended June 30, 2015 (unaudited) and the Period from March 5, 2014 (Commencement of Operations) to June 30, 2014 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 (unaudited) and the Period from March 5, 2014 (Commencement of Operations) to June 30, 2014 (unaudited)	6
	Condensed Consolidated Schedules of Investments as of June 30, 2015 (unaudited) and December 31, 2014	8
	Notes to Condensed Consolidated Financial Statements as of June 30, 2015 (unaudited)	20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
	Forward-Looking Statements	40
	Overview	41
	Portfolio Composition, Investment Activity and Asset Quality	41
	Results of Operations	46
	Critical Accounting Policies	51
	Liquidity and Capital Resources	51
	Recent Developments	54
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	55

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	56
SIGNATURES		57

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Investments at fair value (amortized cost of $207,907 and $256,485, respectively)	$208,254	$257,971
Short-term investments at fair value (cost of $0 and $49,998, respectively)	—	49,995
Cash	62,005	6,906
Restricted cash	35,408	8,033
Deferred credit facility costs	2,260	2,921
Prepaid expenses	375	503
Total Assets	308,302	326,329

Liabilities
Revolving credit facility payable	61,000	118,000
Payable for U.S. Treasury bill assets	—	49,998
Base management fee payable	1,404	1,905
Income incentive fee payable	1,575	2,350
Accrued capital gains incentive fee	6	296
Payable to directors and officers	62	96
Other accrued expenses and liabilities	2,264	8,705
Total Liabilities	66,311	181,350
Commitments and Contingencies (Note 7)
Net Assets	$241,991	$144,979

Preferred stock, par value $0.01 per share (50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2015 and December 31, 2014)	$—	$—
Common stock, par value $0.01 per share (450,000,000 shares authorized; 16,642,184 and 9,924,171 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	167	99
Paid-in capital in excess of par value	239,344	142,635
Net investment income	24,048	12,808
Accumulated net realized losses	(317)	—
Accumulated net unrealized gains	347	1,483
Dividend distributions	(21,598)	(12,046)
Net Assets	$241,991	$144,979

Net Asset Value per Share	$14.54	$14.61

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
	2015	2014	June 30, 2015	June 30, 2014
Investment Income
Interest income from investments	$10,487	$5,394	$19,648	$6,702
Other income
Expiration / termination of unfunded commitments	727	9	1,338	9
Other fees	392	86	428	86
Total investment and other income	11,606	5,489	21,414	6,797

Operating Expenses
Base management fee	1,404	674	2,563	818
Income incentive fee	1,575	219	2,737	219
Capital gains incentive fee	6	7	(290)	282
Interest expense and amortization of fees	1,194	776	2,838	930
Administration agreement expenses	406	340	777	392
General and administrative expenses	726	619	1,549	733
Total Operating Expenses	5,311	2,635	10,174	3,374

Net investment income	6,295	2,854	11,240	3,423
Net realized losses	—	—	(317)	—
Net change in unrealized gains (losses) on investments	753	36	(1,136)	1,410

Net Increase in Net Assets Resulting from Operations	$7,048	$2,890	$9,787	$4,833

Basic and diluted net investment income per share	$0.38	$0.29	$0.84	$0.35
Basic and diluted net increase in net assets per share	$0.43	$0.29	$0.73	$0.49
Basic and diluted weighted average shares of common stock outstanding	16,569,406	9,849,599	13,444,704	9,847,936

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(dollars in thousands, except share data)

	Shares of Common Stock	Total Net Assets
Balance as of March 5, 2014	1,668	$25
Net increase in net assets resulting from operations	—	4,833
Dividend distributions	—	(3,840)
Common stock issuance, net	9,867,192	141,933
Balance as of June 30, 2014	9,868,860	$142,951

Balance as of December 31, 2014	9,924,171	$144,979
Net increase in net assets resulting from operations	—	9,787
Dividend distributions	—	(9,552)
Common stock issuance, net	6,718,013	96,777
Balance as of June 30, 2015	16,642,184	$241,991

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Six Months Ended June 30, 2015	For the Period from March 5, 2014 (Commencement of Operations) to June 30, 2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$9,787	$4,833
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(18,153)	(203,019)
Sales (purchases) of short-term investments	49,998	(59,997)
Principal payments on investments	68,515	240
Net change in unrealized losses (gains) on investments	1,136	(1,410)
Net change in realized losses on investments	317	—
Amortization and accretion of premiums and discounts, net	(726)	(111)
Accretion of end-of-term payments	(1,375)	(1,417)
Amortization of deferred credit facility costs	661	317
Change in restricted cash	(27,375)	-
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	(49,998)	59,997
Prepaid expenses	(325)	(196)
Base management fee	(501)	674
Income incentive fee payable	(775)	219
Accrued capital gains incentive fee	(290)	282
Payable to directors and officers	(34)	116
Other accrued expenses and liabilities	(5,597)	2,853
Net cash provided by (used in) operating activities	25,265	(196,619)

Cash Flows from Financing Activities:
Borrowing under bridge facility	—	121,662
Repayment of bridge facility	—	(121,662)
(Repayments) borrowings under revolving credit facility, net	(57,000)	68,500
Dividend distributions, net	(8,713)	(3,455)
Change in restricted cash	-	(1,673)
Deferred credit facility costs	(496)	(1,278)
Net proceeds from issuance of common stock	96,043	141,548
Net cash provided by financing activities	29,834	203,642

Net change in cash and cash equivalents	55,099	7,023
Cash and cash equivalents at beginning of period	6,906	25
Cash and cash equivalents at end of period	$62,005	$7,048

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Six Months Ended June 30, 2015	For the Period from March 5, 2014 (Commencement of Operations) to June 30, 2014
Supplemental Disclosure of Non-Cash Financing Activities:
Accrued deferred credit facility cost	$44	$1,768
Deferred offering costs and offering costs not yet paid	$87	$—
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$2,196	$484
Dividend distributions reinvested	$839	$385

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of June 30, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
Birst, Inc.	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	$10,000	$9,919	$9,924	11/30/2017
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (13.50% interest rate, 15.10% EOT payment)	5,474	5,521	5,549	9/30/2017
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	20,000	20,906	20,828	11/30/2016
Hayneedle, Inc.	E-Commerce - Household Goods	Growth Capital Loan (12.50% interest rate, 12.00% EOT payment)	15,000	15,396	15,387	8/31/2017
		Growth Capital Loan (12.75% interest rate, 16.00% EOT payment)	5,000	5,202	5,227	12/31/2017
Hayneedle, Inc. Total			20,000	20,598	20,614
HouseTrip Limited (1) (3)	Travel and Arrangement / Tourism	Growth Capital Loan (10.00% interest rate, 5.00% EOT payment)	7,286	7,463	7,491	11/30/2016
Intermodal Data, Inc. (2) (5)	Data Storage	Growth Capital Loan (10.00% interest rate)	15,925	14,554	10,986	4/15/2019
KnCMiner AB (1) (2) (3)	Financial Institution and Services	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	5,000	4,838	4,838	6/9/2018
Lattice Engines, Inc.	Business Applications Software	Growth Capital Loan (8.50% interest rate, 8.00% EOT payment)	3,439	3,688	3,703	12/31/2016
		Growth Capital Loan (8.50% interest rate, 8.00% EOT payment)	1,985	2,074	2,084	3/31/2017
		Growth Capital Loan (9.50% interest rate, 8.00% EOT payment)	2,500	2,540	2,547	9/30/2017
Lattice Engines, Inc. Total			7,924	8,302	8,334
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	10,000	10,024	10,067	6/30/2017

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (11.50% interest rate, 13.40% EOT payment)	$684	$748	$753	6/30/2016
		Growth Capital Loan (11.50% interest rate, 13.70% EOT payment)	1,475	1,596	1,601	7/31/2016
		Growth Capital Loan (13.00% interest rate, 15.50% EOT payment)	2,000	2,059	2,067	8/31/2017
		Growth Capital Loan (13.00% interest rate, 16.00% EOT payment)	5,000	5,115	5,132	11/30/2017
		Growth Capital Loan (13.00% interest rate, 16.50% EOT payment)	5,000	5,070	5,075	2/28/2018
		Growth Capital Loan (13.00% interest rate, 11.60% EOT payment)	4,115	4,117	4,097	6/30/2017
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	610	618	614	8/31/2016
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	229	231	229	10/31/2016
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	140	140	138	3/31/2017
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	21	21	20	6/30/2017
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	13	13	13	7/31/2017
ModCloth, Inc. Total			19,287	19,728	19,739
SimpliVity Corporation	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	7,000	6,944	7,019	6/30/2018
		Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	3,000	2,954	2,986	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	7,000	6,878	6,982	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	3,000	2,932	2,981	12/31/2018
		Growth Capital Loan (12.75% interest rate, 9.50% EOT payment)	10,000	9,727	9,795	1/31/2019
SimpliVity Corporation Total			30,000	29,435	29,763

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Thrillist Media Group, Inc.	General Media and Content	Growth Capital Loan (Prime + 8.50% interest rate, 9.00% EOT payment)	$5,000	$4,772	$4,793	9/30/2017
		Growth Capital Loan (Prime + 8.50% interest rate, 9.00% EOT payment)	5,000	4,712	4,724	12/31/2017
Thrillist Media Group, Inc. Total			10,000	9,484	9,517
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	5,223	5,255	12/31/2016
		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	5,203	5,233	1/31/2017
		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	5,000	5,183	5,211	2/28/2017
		Growth Capital Loan (2) (Prime + 6.75% interest rate, 30.0% EOT payment)	2,500	2,719	2,711	9/18/2015 (6)
Virtual Instruments Corporation Total			17,500	18,328	18,410
Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 9.80% EOT payment)	1,587	1,747	1,764	6/30/2016
		Growth Capital Loan (Prime + 10.25% interest rate, 10.10% EOT payment)	3,172	3,383	3,417	12/31/2016
		Growth Capital Loan (Prime + 10.25% interest rate, 10.30% EOT payment)	3,648	3,750	3,810	3/31/2017
		Growth Capital Loan (Prime + 10.25% interest rate, 11.00% EOT payment)	10,000	9,800	9,813	12/31/2017
Xirrus, Inc. Total			18,407	18,680	18,804
Total Debt Investments			$196,803	$197,780	$194,864

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2015

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
Aerohive Networks, Inc. (2) (7)	Wireless Communications Equipment	Common Stock	33,993	$153	$16
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	112	74
Birchbox, Inc. (2)	E-Commerce - Personal Goods	Preferred Stock	53,237	611	1,766
Birst, Inc.	Business Applications Software	Preferred Stock	428,491	129	600
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	95
CipherCloud, Inc. (2)	Business Applications Software	Preferred Stock	58,746	36	36
Dollar Shave Club, Inc. (2)	Specialty Retailers	Preferred Stock	15,627	58	58
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77	*
Hayneedle, Inc.	E-Commerce - Household Goods	Common Stock	400,000	468	375
HouseTrip SA (1) (3)	Travel and Arrangement / Tourism	Preferred Shares	212,804	93	60
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	35	106
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37	37
KnCMiner AB (1) (2) (3)	Financial Institution and Services	Preference Shares	22,727	75	75
Lattice Engines, Inc.	Business Applications Software	Preferred Stock	396,652	48	127
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	11
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	738
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	5,590,041	746	783
Nutanix, Inc. (2)	Database Software	Preferred Stock	45,000	77	290
One Kings Lane, Inc. (2)	E-Commerce - Household Goods	Preferred Stock	13,635	29	29
Shazam Entertainment Limited (1) (2) (3)	MultiMedia / Streaming Software	Ordinary Shares	2,669,479	134	166
SimpliVity Corporation	Database Software	Preferred Stock	655,639	775	1,351
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	38
Thrillist Media Group, Inc.	General Media and Content	Common Stock	283,401	712	674
Virtual Instruments Corporation	Network Systems Management Software	Preference Shares	694,788	612	592
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	5,568,203	749	694
Total Warrants				$6,654	$8,791

*: Less than $0.5 thousand.

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2015

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost	Fair Value
Equity Investments (2)
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	$250	$261
Birst, Inc.	Business Applications Software	Preferred Stock	42,801	250	250
Dollar Shave Club, Inc.	Specialty Retailers	Preferred Stock	19,533	500	500
EndoChoice Holdings, Inc. (7)	Medical Device and Equipment	Common Stock	50,992	223	767
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	250
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1000	1000
Nutanix, Inc.	Database Software	Preferred Stock	137,202	1,000	1571
Total Equity Investments				$3,473	$4,599

Total Investments				$207,907	$208,254

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

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

As of December 31, 2014

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Virtual Instruments Corporation (continued)		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	$5,000	$5,073	$5,089	2/28/2017
Virtual Instruments Corporation Total			15,000	15,276	15,327
Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	2,315	2,440	2,460	6/30/2016
		Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	4,114	4,285	4,321	12/31/2016
		Growth Capital Loan (11.50% interest rate, 8.50% EOT payment)	4,564	4,596	4,663	3/31/2017
		Growth Capital Loan (Prime + 8.25% interest rate, 8.50% EOT payment) (2)	10,000	9,685	9,683	12/31/2017
Xirrus, Inc. Total			20,993	21,006	21,127
Total Debt Investments			$246,782	$247,285	$247,609

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

As of June 30, 2015 (unaudited) and as of December 31, 2014 (audited)

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

As of June 30, 2015 and December 31, 2014, unless otherwise noted, certain of the Company’s debt investments and certain of the Company’s warrants, with an aggregate fair value of approximately $182.4 million and $239.8 million, respectively, were pledged for borrowings under the Company’s revolving credit facility.

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

Some of the terms noted in the foregoing tables are subject to change based on certain events such as prepayments.

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

Specific notes applicable to specific investments in the foregoing tables:

(1) Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2015 and December 31, 2014, non-qualifying assets as a percentage of total assets were 9.9% and 8.6%, respectively.

(2) As of June 30, 2015 or December 31, 2014, these debt investments, warrants, equity investments and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.

(3) Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4) Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

(5) Investment is a payment-in-kind (“PIK”) debt investment.

(6) Per terms of the agreement, the maturity date can be extended to December 31, 2015.

(7) Entity is publically traded and listed on the New York Stock Exchange, or NYSE.

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

Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the periods presented. Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, net assets or results of operations. All intercompany account balances and transactions have been eliminated.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2015. There have been no changes in the significant accounting policies from those disclosed in the audited consolidated financial statements for 2014 included in the Annual Report on Form 10-K, other than those expanded upon and described below.

Restricted Cash

Restricted cash consists of collections of interest and principal payments on investments maintained in segregated trust accounts for the benefit of the lenders and administrative agent of the Company’s revolving credit facility.

Income Recognition

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the Company’s debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, unamortized loan origination fees and unamortized market discounts are recorded as interest income. End-of-term (EOT) payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted. Interest is accrued during the life of the loan on the EOT payment using the effective interest method as non-cash income. The EOT payment generally ceases accruing to the extent the borrower is unable to pay the remaining principal and interest due. The EOT payment may also include a cash success fee due upon the earlier of the maturity date of the loans or in the event of a certain milestone reached by the portfolio company.

For debt investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company does not accrue PIK interest if it is deemed uncollectible or if the fair value of the debt investment is below cost basis.

Other income includes certain fees paid by portfolio companies (for example, extension fees, revolver loan facility fees, prepayment fees) and the recognition of the value of unfunded commitments that expired during the reporting period.

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

The Company incurred approximately $0.9 million in offering costs in completing its public offering of common stock in March 2015 and the underwriter’s partial exercise of their overallotment option in April 2015, which were charged against paid-in capital.

Note 3. Related Party Agreements and Transactions

Acquisition of Initial Portfolio

On March 5, 2014, the Company acquired from TPC and certain of its subsidiaries, a select portfolio of investments in venture growth stage companies originated through TPC consisting of funded debt and direct equity investments, future funding commitments and warrants associated with both the funded debt investments and future funding commitments. This initial portfolio included 23 secured loans with an aggregate outstanding principal amount of approximately $119.2 million, two equity investments of approximately $2.0 million and warrants to purchase shares in 15 portfolio companies of approximately $3.2 million. The valuation of this initial portfolio was conducted by the Board in consultation with the Adviser and consideration of valuations performed by a third- party valuation firm.

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s average adjusted gross assets, including assets purchased with borrowed funds. For services rendered under the Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of the Company’s gross assets at the end of its two most recently completed calendar quarters. Such amount is appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any stock issuance or repurchases during a calendar quarter. Base management fees for any partial month or quarter are appropriately pro-rated.

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

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss, subject to the total return requirement described in the preceding paragraph. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, the Company may pay the applicable incentive fee even if it has incurred a loss in that quarter due to realized and unrealized capital losses subject to the total return requirement. The Company’s net investment income used to calculate this component of the incentive fee is also included in the amount of the Company’s assets used to calculate the 1.75% base management fee. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any stock issuance or repurchase during the current quarter.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s condensed consolidated financial statements and summarized in the table below. The Adviser has agreed not to include the U.S. Treasury bills acquired at the end of each quarter of 2014 in the calculation of gross assets for purposes of determining its base management fee. There were no realized capital gains since the inception of the Company and, thus, no capital gains incentive fee was earned or is payable. The Company accrued $6 thousand in capital gains incentive fee during the three months ended June 30, 2015 based on the cumulative realized and unrealized gains as of June 30, 2015. The Company had net unrealized losses during the three months ended March 31, 2015, and, as a result, recorded a reversal in accrued capital gains incentive fee up to the amount previously recognized for the period from March 5, 2014 (commencement of operations) to December 31, 2014 of approximately $0.3 million. This resulted in a net reversal of approximately $0.3 million during the six months ended June 30, 2015. The Company had net unrealized gains during the three months ended June 30, 2014 and the period from March 5, 2014 (commencement of operations) to June 30, 2014, and, as a result, accrued a capital gains incentive fee equal to 20% of that amount.

Management and Incentive Fee	For the Three Months Ended June 30,		For the Six Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands)	2015	2014	June 30, 2015	June 30, 2014
Base management fee	$1,404	$674	$2,563	$818
Income incentive fee	$1,575	$219	$2,737	$219
Capital gains incentive fee	$6	$7	$(290)	$282

Management and incentive fee accruals are generally paid in the following quarter after they are earned. During the three and six months ended June 30, 2015, approximately $1.2 million and $3.1 million of base management fee earned in prior periods was paid and $1.2 million and $3.5 million of income incentive fee earned in prior periods was paid. During the three months ended June 30, 2014 and the period from March 5, 2014 (commencement of operations) to June 30, 2014, approximately $0.1 million of base management fees were paid and no income incentive fees were paid.

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

The Administrator engages a sub-administrator to provide certain administrative services. For the three and six months ended June 30, 2015, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.4 million and $0.8 million, respectively, of which approximately $63 thousand and $127 thousand, respectively, were paid or payable to third-party service providers. For the three months ended June 30, 2014, and for the period from March 5, 2014 (commencement of operations) to June 30, 2014, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.3 million and $0.4 million, respectively, of which approximately $97 thousand and $120 thousand, respectively, were paid or payable to third-party service providers.

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

The Valuation Committee of the Board is responsible for assisting the Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board, with the assistance of the Adviser and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and generally selects a value within that range that most represents fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant. The Board makes this fair value determination at least on a quarterly basis or at such other times when the Board feels it would be appropriate to do so, given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

The following is a summary by investment type of the fair value according to inputs used in valuing investments listed in the accompanying condensed consolidated schedules of investments as of June 30, 2015 and December 31, 2014.

Investment Type	As of June 30, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$194,864	$194,864
Warrants	—	16	8,775	8,791
Equity investments	—	767	3,832	4,599
Total investments	$—	$783	$207,471	$208,254

Investment Type	As of December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$247,609	$247,609
Warrants	—	—	7,291	7,291
Equity investments	—	—	3,071	3,071
Short-term investments	49,995	—	—	49,995
Total investments	$49,995	$—	$257,971	$307,966

The following table presents additional information about Level 3 investments measured at fair value for the three and six months ended June 30, 2015, the three months ended June 30, 2014 and for the period from March 5, 2014 (commencement of operations) to June 30, 2014. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended June 30, 2015
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of March 31, 2014	$240,143	$8,250	$3,321	$251,714
Fundings of investments, at cost	7,300	595	500	8,395
Principal payments received on investments	(52,776)	—	—	(52,776)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	168	—	—	168
Gross transfers out of Level 3 (1)	—	(491)	—	(491)
Realized losses	—	—	—	—
Net change in unrealized gains included in earnings	29	421	11	461
Totals	$194,864	$8,775	$3,832	$207,471

Net change in unrealized (losses) gains on Level 3 investments still held as of June 30, 2015	$(3,483)	$432	$11	$(3,040)

Level 3	For the Six Months Ended June 30, 2015
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of December 31, 2014	$247,609	$7,291	$3,071	$257,971
Fundings of investments, at cost	16,909	494	750	18,153
Principal payments received on investments	(68,515)	—	—	(68,515)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	2,101	—	—	2,101
Gross transfers out of Level 3 (1)	—	(491)	—	(491)
Realized losses	—	(317)	—	(317)
Net change in unrealized (losses) gains included in earnings	(3,240)	1,798	11	(1,431)
Totals	$194,864	$8,775	$3,832	$207,471

Net change in unrealized (losses) gains on Level 3 investments still held as of June 30, 2015	$(3,017)	$1,523	$11	$(1,483)

Level 3	For the Three Months Ended June 30, 2014
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of March 31, 2014	$137,272	$4,377	$2,000	$143,649
Fundings of investments, at cost	59,500	1,279	250	61,029
Principal payments received on investments	(240)	—	—	(240)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	1,244	—	—	1,244
Realized gains	—	—	—	—
Net change in unrealized gains (losses) included in earnings	194	(158)	—	36
Totals	$197,970	$5,498	$2,250	$205,718

Net change in unrealized gains (losses) on Level 3 investments still held as of June 30, 2014	$194	$(158)	$—	$36

Level 3	For the Period from March 5, 2014 (Commencement of Operations) to June 30, 2014
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of March 5, 2014	$—	$—	$—	$—
Purchases and fundings of investments, at cost (2)	195,959	4,810	2,250	203,019
Principal payments received on investments	(240)	—	—	(240)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	1,528	—	—	1,528
Realized gains	—	—	—	—
Net change in unrealized gains included in earnings	723	688	—	1,411
Totals	$197,970	$5,498	$2,250	$205,718

Net change in unrealized gains on Level 3 investments still held as of June 30, 2014	$723	$688	$—	$1,411

(1)

Transfers out of Level 3 during the three and six months ended June 30, 2015 relate to warrants and equity investments, with certain holding restrictions, as the result of exercising warrants in publicly traded companies. During the three months ended June 30, 2014 and for the period from March 5, 2014 (commencement of operations) to June 30, 2014, there were no transfers in or out of any levels.

(2)

Purchases and fundings of investments include the purchase of the Company’s initial portfolio on March 5, 2014, and fundings of additional investments during the period from March 5, 2014 (commencement of operations) to June 30, 2014.

Realized gains and losses are included in net realized gains (losses) on investments in the condensed consolidated statements of operations. There were no realized losses during the three months ended June 30, 2015. There were realized losses of approximately $0.3 million as a result of writing off certain warrants during the six months ended June 30, 2015. There were no realized gains or losses during the three months ended June 30, 2014 and the period from March 5, 2014 (commencement of operations) to June 30, 2014.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations. The change in net unrealized gains (losses) for Level 3 investments in debt, equity and warrants are summarized in the tables above.

For both the three and six months ended June 30, 2015, the Company fully reserved the PIK income of approximately $0.4 million and did not receive any cash for this PIK income. Prior to April 2015, the Company did not have any PIK income.

For the three and six months ended June 30, 2015, the Company recognized approximately $1.1 million and $1.7 million in other income, consisting of $0.7 million and $1.3 million, respectively, from the termination or expiration of unfunded commitments and approximately $0.4 million and $0.4 million, respectively, from amortization of certain fees paid by companies and miscellaneous income. For both the three months ended June 30, 2014 and the period from March 5, 2014 (commencement of operations) to June 30, 2014, the Company recognized $95 thousand each as other income, consisting of $86 thousand of certain fees paid by companies and $9 thousand of expiration of unfunded commitments.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of June 30, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of June 30, 2015
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$194,864	Discounted Cash Flows	Discount Rate	11.25% - 90.38% (17.75%)
Warrants	6,968	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.00x – 6.25x (2.16x)
			Weighted Average Cost of Capital	19.42% – 19.42% (19.42%)
			Volatility	40.00% - 80.00% (55.7%)
			Term	1.50– 5.00 Years (2.47 Years)
			Discount for Lack of Marketability	0.00% - 38.70% (16.64%)
	1,807	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	25.00% – 30.00% (26.19%)
			Term	0.75 – 1.25 Years (1.19 Years)
Equity investments	261	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	2.00x – 2.00x (2.00x)
			Weighted Average Cost of Capital	30.00% – 30.00% (30.00%)
			Volatility	55.00% - 70.00% (63.58%)
			Term	1.50– 4.75 Years (3.04 Years)
			Discount for Lack of Marketability	6.15% - 6.15% (6.15%)
	1,571	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	30.00% – 30.00% (30.00%)
			Term	0.75 – 0.75 Years (0.75 Years)
	2,000	Market Approach	Price Paid	N/A
Total investments	$207,471

Level 3 Investments	As of December 31, 2014
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$247,609	Discounted Cash Flows	Discount Rate	11.30% - 19.75% (14.90%)
Warrants	6,359	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.00x – 6.50x (2.99x)
			Weighted Average Cost of Capital	18.50% – 25.00% (22.29%)
			Volatility	42.08% - 70.00% (54.68%)
			Term	0.25– 4.40 Years (2.54 Years)
			Discount for Lack of Marketability	0.00% - 38.65% (14.69%)
	932	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	30.00% – 30.00% (30.00%)
			Term	0.75 – 1.00 Years (0.92 Years)
Equity investments	1,571	Probability-Weighted Expected Return Method	Volatility	70.00% – 70.00% (70.00%)
			Term	1.12 – 1.12 Years (1.12 Years)
	1,500	Market Approach	Price Paid	N/A
Total investments	$257,971

As of June 30, 2015, the fair values for all the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date.  For one equity and all but three warrants, fair values were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Three warrant positions and one equity investment were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method given the outlook for those portfolio companies. The other equity investments were valued using the market approach. The range of the various assumptions and weighted averages of these assumptions are summarized in the tables above.

As of December 31, 2014, the fair values for all the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date. For all but three warrants, fair values were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Three warrant positions and one equity investment were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method given the outlook for those portfolio companies. The other equity investments were valued using the market approach. The range of the various assumptions and weighted averages of these assumptions are summarized in the table above.

As of June 30, 2015 and December 31, 2014, the Company had pledged certain of its debt investments and certain of its warrants with an aggregate fair value of approximately $182.4 million and $239.8 million, respectively, for borrowings under its revolving credit facility.

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

In March 2015, the Company moved one of its portfolio companies, Coraid, Inc., representing approximately 5% of the Company's total assets as of December 31, 2014, to Category 5 and non-accrual status. The Company accelerated the outstanding obligations owed by Coraid, Inc., and this obligor entered into a foreclosure agreement that provided for Intermodal Data, Inc. to purchase certain assets and assume the outstanding obligations owed to the Company.

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

Borrowings under this revolving Credit Facility bear interest at the sum of (i) the commercial paper rate for certain specified lenders and 30-day LIBOR for other lenders or, if LIBOR is unavailable, the higher of Deutsche Bank’s commercial lending rate or the Federal Funds Rate plus 0.50% plus (ii) a margin of 3.5% during the revolving period and 4.5% during the amortization period. Borrowings under this revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay to Deutsche Bank a syndication fee in 12 monthly installments, of approximately 1.0% of the committed facility amount. The Company also agreed to pay Deutsche Bank a fee to act as administrative agent under this revolving Credit Facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum of any unused borrowings under this Credit Facility on a monthly basis. This revolving Credit Facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55.0% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to the Company’s Chief Executive Officer Mr. James Labe and the Company’s President and Chief Investment Officer Mr. Sajal Srivastava and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under this Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) the Company’s failure to maintain compliance with RIC provisions at all times. As of June 30, 2015 and December 31, 2014, the Company was in compliance with all covenants under this Credit Facility.

At June 30, 2015 and December 31, 2014, the Company had outstanding borrowings of $61.0 million and $118.0 million, respectively, under its revolving Credit Facility, which is included in the Company’s condensed consolidated statements of assets and liabilities. Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility, paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest expense and amortization of fees (dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
	2015	2014	June 30, 2015	June 30, 2014
Interest cost charged on borrowings	$577	$276	$1,729	$303
Unused fee on the Credit Facility	262	228	403	294
Amortization of costs & other fees	355	272	706	333
Total interest expense and amortization of fees	$1,194	$776	$2,838	$930

Other Payables

As of June 30, 2015, the Company had no other payables other than in the ordinary course of business. On December 30, 2014, the Company purchased $50.0 million of U.S. Treasury bills for settlement on January 2, 2015. The associated payable was included in the Company’s condensed consolidated statement of assets and liabilities as of December 31, 2014.

Note 7. Commitments

As of June 30, 2015 and December 31, 2014, the Company’s unfunded commitments to eight and eleven companies, respectively, totaled $147.5 million and $211.0 million, respectively. As of June 30, 2015, $17.0 million of the unfunded commitments were dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. The Company’s unfunded commitments as of June 30, 2015 included $35.0 million that will expire during 2015 and $112.5 million that will expire during 2016 if not drawn prior to expiration. The Company’s unfunded commitments included $117.5 million with technology-related companies and $30.0 million with non-technology related companies, all of which represent commitments for growth capital loans. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The tables below provide the Company’s unfunded commitments by customer as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birchbox, Inc.	$25,000	$44
Birst, Inc.	22,500	201
CipherCloud, Inc.	25,000	73
Dollar Shave Club, Inc.	20,000	258
Inspirato, LLC	10,000	46
Medallia, Inc.	20,000	111
Shazam Entertainment Limited	20,000	134
Virtual Instruments Corporation	5,000	—
Total	$147,500	$867

	As of December 31, 2014
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birst, Inc.	$22,500	$201
Cambridge Broadband Network Limited	1,000	10
CipherCloud, Inc.	30,000	79
Inspirato, LLC	10,000	46
Medallia, Inc.	20,000	11
Mind Candy Limited	15,000	424
Nutanix, Inc.	20,000	64
Shazam Entertainment Limited	20,000	134
SimpliVity Corporation	30,000	191
Tintri, Inc.	35,000	805
Virtual Instruments Corporation	7,500	167
Total	$211,000	$2,132

The tables above also provide the fair value of the Company’s unfunded commitment liability as of June 30, 2015 and December 31, 2014 totaling approximately $0.9 million and $2.1 million, respectively. The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s condensed consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 because there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. During the three and six months ended June 30, 2015, the fair value of unfunded commitment liability decreased by $0.3 million and $1.2 million, respectively, primarily due to net decreases of unfunded commitments. The Company entered into $57.5 million of new commitments during the three and six months ended June 30, 2015. As of June 30, 2015 and December 31, 2014, the Company had no unrealized gains and losses for liabilities within Level 3 category.

Note 8. Financial Highlights

The financial highlights presented below are for the three and six months ended June 30, 2015, the three months ended June 30, 2014 and for the period from March 5, 2014 (commencement of operations) to June 30, 2014.

	For the Three Months Ended June 30, or as of June 30,		For the Six Months Ended June 30, 2015	For the Period from March 5, 2014 (Commencement of Operations) to June 30, 2014 or as of
Financial Highlights (dollars in thousands, except per share data)	2015	2014	or as of June 30, 2015	June 30, 2014
Per Share Data
Initial public offering price (1)	$—	$—	$—	$15.00
Front end sales charges (1)	—	—	—	(0.44)
Net proceeds (1)	—	—	—	14.56
Offering costs (1)	—	—	—	(0.18)
Net asset value at beginning of period	14.48	14.58	14.61	14.38
Accretion due to public offering of common stock	—	—	(0.03)	—
Offering costs related to public offering of common stock	—	—	(0.05)	—
Net investment income	0.38	0.29	0.84	0.35
Net realized losses	—	—	(0.02)	—
Net change in unrealized gains (losses) on investments	0.04	—	(0.09)	0.14
Dividends distributed from net investment income	(0.36)	(0.39)	(0.72)	(0.39)
Dividends distributed from net realized gains	—	—	—	—
Other	—	0.01	—	0.01
Net asset value at end of period	$14.54	$14.49	$14.54	$14.49

Net investment income per share	$0.38	$0.29	$0.84	$0.35
Net increase in net assets per share	$0.43	$0.29	$0.73	$0.49
Weighted average shares of common stock outstanding for period	16,569,406	9,849,599	13,444,704	9,847,936
Shares of common stock outstanding at end of period	16,642,184	9,868,860	16,642,184	9,868,860

Financial Highlights	For the Three Months Ended June 30, or as of June 30,		For the Six Months Ended June 30, 2015	For the Period from March 5, 2014 (Commencement of Operations) to June 30, 2014 or as of
(dollars in thousands, except per share data)	2015	2014	or as of June 30, 2015	June 30, 2014
Ratios / Supplemental Data
Net asset value at beginning of period	$237,873	$143,516	$144,979	$25
Net asset value at end of period	$241,991	$142,951	$241,991	$142,951
Average net asset value	$239,823	$143,546	$195,928	$143,111

Total return based on net asset value per share (2)	6.0%	2.1%	5.1%	3.5%
Net asset value per share at beginning of period	$14.48	$14.58	$14.61	$14.38
Dividends distributed from net investment income per share during period	$0.36	$0.39	$0.72	$0.39
Net asset value per share at end of period	$14.54	$14.49	$14.54	$14.49

Total return based on stock price (3)	0.8%	3.3%	(4.2)%	11.8%
Stock price at beginning of period	$14.11	$16.24	$14.85	$15.00
Dividends distributed from net investment income per share during period	$0.36	$0.39	$0.72	$0.39
Stock price at end of period	$13.48	$16.38	$13.48	$16.38

Weighted average portfolio yield (4)	17.9%	14.4%	16.2%	14.4%
Coupon income (4)	10.6%	11.1%	10.8%	11.1%
Accretion of discount (4)	0.6%	0.3%	0.6%	0.3%
Accretion of end-of-term payments (4)	3.1%	3.0%	3.0%	3.0%
Impact of prepayments during the period (4)	3.6%	0.0%	1.8%	0.0%

Net investment income to average net assets (5)	10.5%	8.0%	11.6%	7.4%
Net increase in net assets to average net assets (5)	11.8%	8.1%	10.1%	10.5%
Ratio of expenses to average net assets (5) (6)	8.9%	7.4%	10.5%	7.3%
(1)

The presentation of these line items has been recast from versions previously filed in the Company’s quarterly reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014 in order to disaggregate the impact of front end sales charges from the offering costs in connection with the Company’s initial public offering.

(2)

Total return based on net asset value (“NAV”) is the change in ending NAV per share plus dividends (distributed from net investment income) per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. The NAV per share as of March 5, 2014 (commencement of operations) is the NAV per share immediately after the Company’s initial public offering. The total return is for the period shown and is not annualized.

(3)

Total return based on stock price is the change in the ending stock price of the Company’s common stock plus dividends (distributed from net investment income) paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning stock price of the Company’s common stock. The stock price as of March 5, 2014 (commencement of operations) is the issuance price per share of the Company’s initial public offering. The total return is for the period shown and is not annualized.

(4)

Weighted average portfolio yields for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

(5)	Percentage is presented on an annualized basis.

(6)     Additional financial ratios are provided below:

Ratios	For the Three Months Ended June 30, or as of June 30,		For the Six Months Ended June 30, 2015	For the Period from March 5, 2014 (Commencement of Operations) to June 30, 2014 or as of
(Percentages, on an annualized basis)	2015	2014	or as of June 30, 2015	June 30, 2014
Operating expenses excluding incentive fees to average net asset value	6.2%	6.8%	8.0%	6.2%
Income component of incentive fees to average net asset value	2.6%	0.6%	2.8%	0.5%
Capital gains component of incentive fees to average net asset value	*	*	(0.3)%	0.6%

*: Less than 0.05%.

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2015, the three months ended June 30, 2014 and for the period from March 5, 2014 (commencement of operations) to June 30, 2014.

Basic and Diluted Share Information	For the Three Months Ended June 30,		For the Six Months	For the Period from March 5, 2014 (Commencement of Operations)
(dollars in thousands, except per share data)	2015	2014	Ended June 30, 2015	to June 30, 2014
Net investment income	$6,295	$2,854	$11,240	$3,423
Net increase in net assets resulting from operations	$7,048	$2,890	$9,787	$4,833
Basic and diluted average weighted shares of common stock outstanding	16,569,406	9,849,599	13,444,704	9,847,936
Basic and diluted investment income per share of common stock	$0.38	$0.29	$0.84	$0.35
Basic and diluted net increase in net assets per share of common stock	$0.43	$0.29	$0.73	$0.49

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

On March 27, 2015, the Company priced a public offering of 6,500,000 shares of its common stock, raising approximately $93.7 million after offering costs. On April 29, 2015, the Company received an additional approximately $2.2 million through the issuance of 154,018 shares of the Company’s common stock as the result of underwriters’ partial exercise of their overallotment option. Offering costs of approximately $0.9 million were borne by the Company and charged against paid-in capital. The Adviser agreed to pay approximately $3.7 million, which represents a portion of the price discount and the entire front end sales charges, which amounts are not subject to recoupment from the Company.

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

Information on the proceeds raised along with any related front end sales charges and associated offering costs borne by the Company, and the price at which common stock was issued by the Company, during the six months ended June 30, 2015 and the period from March 5, 2014 (commencement of operations) to December 31, 2014, is provided in the following tables.

Issuance of Common Stock during the six months ended June 30, 2015 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Front End Sales Charges	Offering Expenses	Gross Offering Price
Public offering of common stock	3/27/2015	6,500,000	$94,575	$—	$847	$ 14.55 per share	(1)
First quarter 2015 dividend reinvestment	4/16/2015	29,234	390	—	—	$ 13.33 per share
Exercise of over-allotment option	4/24/2015	154,018	2,242	—	32	$ 14.55 per share	(1)
Second quarter 2015 dividend reinvestment	6/16/2015	34,761	449	—	—	$ 12.92 per share
Total issuance		6,718,013	$97,656	$—	$879

Issuance of Common Stock for the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Front End Sales Charges	Offering Expenses	Gross Offering Price
Initial public offering	3/5/2014	8,333,333	$125,000	$3,750	$1,750	$ 15.00 per share
Exercise of over-allotment option	3/5/2014	1,250,000	18,750	562	—	$ 15.00 per share
Private placement	3/5/2014	257,332	3,860	—	—	$ 15.00 per share
First quarter 2014 dividend reinvestment	4/30/2014	6,038	87	—	—	$ 14.44 per share
Second quarter 2014 dividend reinvestment	6/17/2014	20,489	298	—	—	$ 14.54 per share
Third quarter 2014 dividend reinvestment	9/16/2014	22,715	329	—	—	$ 14.50 per share
Fourth quarter 2014 dividend reinvestment	12/16/2014	20,522	277	—	—	$ 13.49 per share
Special 2014 dividend reinvestment	12/31/2014	12,074	170	—	—	$ 14.11 per share
Total issuance		9,922,503	$148,771	$4,312	$1,750

(1)

In connection with this offering, the Adviser paid the underwriters a supplemental payment of approximately $0.7 million, or $0.11 per share, which reflected the difference between the public offering price and the proceeds per share received by the Company in the offering.

Prior to the Company’s initial public offering, there were 1,668 shares of common stock outstanding. As a result of the stock issuance summarized above, 16,642,184 and 9,924,171 shares of common stock were outstanding as of June 30, 2015 and December 31, 2014, respectively.

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

The following table summarizes the Company’s cash distributions per share as authorized by the Board since March 5, 2014 (commencement of operations).

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

(1)	Represents a special dividend.
(2)

The amount of this initial dividend reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s condensed consolidated statements of operations through June 30, 2015 and June 30, 2014, respectively. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, total dividends of $1.22 per share were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for this period exceeded its distributions. As of December 31, 2014, the Company estimated it had approximately $1.2 million of remaining taxable earnings to distribute to stockholders. This “spillover” income was paid as part of the first quarter 2015 dividends. As of June 30, 2015, the Company estimated it had undistributed 2015 taxable earnings of approximately $3.5 million.

Note 12. Subsequent Events

Dividends

On August 11, 2015, the Board announced a $0.36 per share dividend, payable on September 16, 2015, to stockholders of record on August 31, 2015.

Debt Offering

On July 30, 2015, the Company priced its public offering of $50.0 million in aggregate principal amount of its 6.75% notes due July 15, 2020. The closing of the transaction was completed on August 4, 2015 and net proceeds of $48.3 million after fees and offering costs were received on the same day. The interest on the notes is payable quarterly, beginning October 15, 2015. The notes are currently listed on the NYSE under the symbol “TPVZ”.

Recent Portfolio Activity

From July 1, 2015, through August 10, 2015, the Company closed $50.0 million in new debt commitments and made $10.0 million in debt fundings. TPC’s direct origination platform entered into $42.5 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. As of August 10, 2015, the Company's unfunded obligations to eight portfolio companies totaled $177.5 million.

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

On March 27, 2015, we priced a public offering of 6,500,000 shares of our common stock, raising approximately $93.7 million after offering costs. On April 29, 2015, we received an additional approximately $2.2 million through the issuance of 154,018 shares of our common stock as the result of the underwriters’ partial exercise of their overallotment option.

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

As of June 30, 2015, we had 70 investments in 28 companies. Our investments included 38 debt investments, 25 warrant investments, and seven direct equity investments. The total cost and fair value of these investments were approximately $207.9 million and approximately $208.3 million, respectively. As of June 30, 2015, two of our customers were publicly traded. At June 30, 2015, the 38 debt investments with an aggregate fair value of approximately $194.9 million had a weighted average loan to enterprise value at the time of origination ratio of approximately 22.4%. Excluding the debt investment to Intermodal Data, Inc. (see further discussion in “Asset Quality” section), the weighted average loan to enterprise value at the time of origination ratio was approximately 8.4%.

The following tables provide information on the cost, fair value, and net unrealized gains of our investments in companies along with the number of companies in our portfolio as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized (Losses) Gains	Number of Investments	Number of Companies
Debt investments	$197,780	$194,864	$(2,916)	38	14
Warrants	6,654	8,791	2,137	25	25
Equity investments	3,473	4,599	1,126	7	7
Total Investments in Portfolio Companies	$207,907	$208,254	$347	70	28	*

	As of December 31, 2014
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains	Number of Investments	Number of Companies
Debt investments	$247,285	$247,609	$324	46	17
Warrants	6,700	7,291	591	26	26
Equity investments	2,500	3,071	571	4	4
Total Investments in Portfolio Companies	$256,485	$257,971	$1,486	76	27	*

*	Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Database Software	$32,975	15.8%
Wireless Communications Equipment	25,158	12.1
E-Commerce - Household Goods	21,018	10.1
Biofuels / Biomass	20,828	10.0
E-Commerce - Clothing and Accessories	20,522	9.9
Business Applications Software	19,282	9.3
Network Systems Management Software	19,002	9.1
Data Storage	10,986	5.3
Entertainment	10,805	5.2
General Media and Content	10,229	4.9
Travel and Arrangement / Tourism	7,551	3.6
Financial Institution and Services	4,913	2.4
E-Commerce - Personal Goods	2,027	1.0
Software Development Tools	1,000	0.5
Medical Device and Equipment	767	0.4
Specialty Retailers	558	0.3
Travel and Leisure	287	0.1
Multimedia / Streaming Software	166	0.1
Advertising / Marketing	106	0.1
Medical Software and Information Services	74	*
Total investments in portfolio companies	$208,254	100.0%

	As of December 31, 2014
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Wireless Communications Equipment	$38,123	14.8%
Medical Device and Equipment	30,372	11.8
E-Commerce - Clothing and Accessories	21,950	8.5
Database Software	21,830	8.5
E-Commerce - Household Goods	20,621	8.0
Biofuels / Biomass	20,535	8.0
Business Applications Software	19,807	7.7
Network Systems Management Software	15,920	6.2
Data Storage	15,458	6.0
Medical Software and Information Services	15,117	5.9
General Media and Content	14,752	5.7
Entertainment	10,545	4.1
Travel and Arrangement / Tourism	9,680	3.8
E-Commerce - Personal Goods	1,737	0.7
Software Development Tools	1,000	0.4
Travel and Leisure	293	0.1
Multimedia / Streaming Software	125	*
Advertising / Marketing	106	*
Total investments in portfolio companies	$257,971	100.0%

*	Less than 0.05%.

The following table presents the product type of our debt investments as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$193,850	99.5%
Equipment financings	1,014	0.5
Total debt investments	$194,864	100.0%

	As of December 31, 2014
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$246,311	99.5%
Equipment financings	1,298	0.5
Total debt investments	$247,609	100.0%

Approximately 27.3% and 20.5% of the debt investments in our portfolio as of June 30, 2015 and December 31, 2014, respectively, based on the aggregate fair value, consisted of growth capital loans where the borrower has a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien.

Investment Activity

During the three months ended June 30, 2015, we entered into four new commitments with two new customers and two existing customers totaling $57.5 million, funded two debt investments for approximately $7.5 million in principal value, acquired warrants representing approximately $0.6 million of value, exercised warrants to equity with a cost basis of approximately $0.2 million in one company, and made an equity investment of approximately $0.5 million. During the six months ended June 30, 2015, we entered into four new commitments with two new customers and two existing customers totaling $57.5 million, funded three debt investments for approximately $17.5 million in principal value, acquired warrants representing approximately $0.9 million of value, exercised warrants to equity with a cost basis of approximately $0.2 million in one company, and made two equity investments of approximately $0.7 million. During the three months ended June 30, 2014, we entered into four new commitments with four new customers totaling $95.0 million, funded ten debt investments for $61.0 million in principal value, and acquired warrants representing approximately $1.3 million of value. During the period from March 5, 2014 (commencement of operations) to June 30, 2014, we entered into six new commitments with five new customers and one existing customer totaling $102.5 million, funded 16 debt investments for $79.2 million in principal value, and acquired warrants representing approximately $1.6 million of value.

During the three months ended June 30, 2015, we had prepayments from three of our portfolio companies for approximately $46.9 million in principal value. During the six months ended June 30, 2015, we had prepayments from four of our portfolio companies for approximately $56.9 million in principal value. We had no prepayments during the three months ended June 30, 2014 or for the period from March 5, 2014 (commencement of operations) to June 30, 2014.

As of June 30, 2015, our unfunded commitments to eight companies totaled $147.5 million, of which $17.0 million was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Our unfunded commitments as of June 30, 2015 included $35.0 million that will expire during 2015 and $112.5 million that will expire during 2016 if not drawn prior to expiration. Our unfunded commitments included $117.5 million with technology-related companies and $30.0 million with non-technology related companies, all of which represent commitments for growth capital loans. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. We generally expect approximately 75% of its gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

As of December 31, 2014, our unfunded commitments to eleven companies totaled $211.0 million. During the three and six months ended June 30, 2015, $5.0 million and $40.0 million, respectively in unfunded commitments were terminated, $51.0 million and $63.5 million, respectively, in unfunded commitments expired and $7.5 million and $17.5 million, respectively, were funded.

The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of June 30, 2015 and December 31, 2014, the fair value for these unfunded commitments totaled approximately $0.9 million and $2.1 million, respectively, and was included in “other accrued expenses and liabilities” in our condensed consolidated statements of assets and liabilities.

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three and six months ended June 30, 2015, the three months ended June 30, 2014 and for the period from March 5, 2014 (commencement of operations) to June 30, 2014.

Commitments and Fundings Since Acquisition of Initial Portfolio	For the Three Months Ended June 30,		For the Six Months Ended	For the Period From March 5, 2014 (Commencement of Operations)
(dollars in thousands)	2015	2014	June 30, 2015	to June 30, 2014
Debt Commitments
New customers	$25,000	$95,000	$25,000	$97,500
Existing customers	7,500	—	7,500	5,000
Previous customers	25,000	—	25,000	—
Total	$57,500	$95,000	$57,500	$102,500

Funded Debt Investments	$7,500	$61,021	$17,500	$79,177

Equity Investments	$500	$250	$750	$250

Non-Binding Term Sheets	$62,000	$57,500	$134,500	$82,500

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

During the three months ended June 30, 2015, three borrowers rated White (2) prepaid their outstanding obligations. In addition, during this period, Intermodal Data, Inc. acquired certain assets and assumed the outstanding obligations owed to us by Coraid, Inc. and entered into a new loan agreement with us for amounts owed.  The loans to Coraid, Inc. were rated Red (5) and the new loan to Intermodal Data, Inc. was rated Orange (4). As of June 30, 2015 and December 31, 2014, the weighted average investment ranking of our debt investment portfolio was 2.01 and 2.06, respectively. The following table shows the credit rankings for the 14 and 17 portfolio companies, respectively, that had outstanding obligations to us as of June 30, 2015 and December 31, 2014, respectively.

	As of June 30, 2015
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$29,763	15.3%	1
White (2)	144,048	73.9	11
Yellow (3)	10,067	5.2	1
Orange (4)	10,986	5.6	1
Red (5)	—	—	—
	$194,864	100.0%	14

	As of December 31, 2014
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$10,503	4.2%	1
White (2)	212,445	85.8	14
Yellow (3)	24,661	10.0	2
Orange (4)	—	—	—
Red (5)	—	—	—
	$247,609	100.0%	17

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

Since we commenced operations on March 5, 2014, the results of operations for the period ended June 30, 2014 represents only 118 days of operations, as compared to 181 days for the six months ended June 30, 2015, which accounts for most of the differences in operating results over these two periods.

As summarized in the table below, for the three months ended June 30, 2015, our net increase in net assets resulting from operations was approximately $7.1 million, which was comprised of approximately $6.3 million of net investment income and approximately $0.8 million of net unrealized gains. On a per share basis, net investment income was $0.38 per share and the net increase in net assets from operations was $0.43 per share. Our core net investment income for the three months ended June 30, 2015 was approximately $6.3 million, or $0.38 per share. For the three months ended June 30, 2014, our net increase in net assets resulting from operations was approximately $2.9 million, consisting almost entirely of net investment income as the net change in unrealized gains on investments during this period was approximately $36,000. On a per share basis, our net investment income and our net increase in net assets per share were both $0.29 per share. Our core investment income for the three months ended June 30, 2014 was approximately $2.9 million, or $0.29 per share.

Our investment and other income increased during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, as the result of prepayment activity of three of our portfolio companies, which contributed 3.6% to our weighted average portfolio yield of 17.9% for the three months ended June 30, 2015 and the increase in the average portfolio balance. During the same period, operating expenses increased as the result of higher fees (due to higher asset balance and higher returns) and higher interest expense (due to higher outstanding average balances). Net investment income and core net investment income increased during the same period for the reasons noted above.

There were no realized capital gains or losses during the three months ended June 30, 2015 and during any period in 2014. The net unrealized gains during the three months ended June 30, 2015, included the reversal of some of the unrealized gains recognized in prior periods as the result of prepayment activity in this period and has been discussed in more detail in the tables below. Our net increase in net assets from operations increased for the reasons noted above.

As summarized in the table below, for the six months ended June 30, 2015, our net increase in net assets resulting from operations was approximately $9.8 million, which was comprised of approximately $11.2 million of net investment income, partially offset by approximately $0.3 million of net realized losses and approximately $1.1 million of net unrealized losses. On a per share basis, net investment income was $0.84 per share and the net increase in net assets from operations was $0.73 per share. Our core net investment income for the six months ended June 30, 2015 was approximately $10.9 million, or $0.81 per share. For the period from March 5, 2014 (commencement of operations) to June 30, 2014, our net increase in net assets resulting from operations was approximately $4.8 million, consisting of approximately $3.4 million in net investment income and approximately $1.4 million in net change in unrealized gains on investments. On a per share basis, net investment income was $0.35 per share and the net change in net assets from operations was $0.49 per share. Our core net investment income for the same period was approximately $3.7 million, or $0.38 per share.

Our investment and other income increased during the six months ended June 30, 2015, as compared to the period from March 5, 2014 (commencement of operations) to June 30, 2014 primarily due to the increase in average portfolio balance and higher prepayment activity as described above. The year-on-year fluctuations are also due to the lower number of days of operations in 2014. Operating expenses increased during the same period as the result of higher fees (due to higher asset balance and higher returns) and higher interest expense (due to higher outstanding average balances). Net investment income and core net investment income increased during the same period for the reasons noted above.

Net realized losses were approximately $0.3 million for the six months ended June 30, 2015 due to the losses on warrants of one portfolio company. There were no realized capital gains or losses during any period in 2014. Net unrealized losses during the six months ended June 30, 2015, included the reversal of some of the unrealized gains recognized in prior periods as the result of prepayment activity in this period and has been discussed on more detail in the tables below. Our net increase in net assets from operations increased for the reasons noted above.

The table below presents our statements of operations for the three and six months ended June 30, 2015, for the three months ended June 30, 2014, and for the period from March 5, 2014 (commencement of operations) to June 30, 2014.

Net Increase in Net Assets	For the Three Months Ended June 30,		For the Six Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands, except per share amounts)	2015	2014	June 30, 2015	June 30, 2014
Investment and Other Income
Interest income from investments	$10,487	$5,394	$19,648	$6,702
Other income
Expiration / termination of unfunded commitments	727	9	1,338	9
Other fees	392	86	428	86
Total Investment and Other Income	11,606	5,489	21,414	6,797

Operating Expenses
Base management fee	1,404	674	2,563	818
Income incentive fee	1,575	219	2,737	219
Capital gains incentive fee	6	7	(290)	282
Interest expense and amortization of fees	1,194	776	2,838	930
Administration agreement expenses	406	340	777	392
General and administrative expenses	726	619	1,549	733
Total Operating Expenses	5,311	2,635	10,174	3,374

Net investment income	6,295	2,854	11,240	3,423
Net realized losses	—	—	(317)	—
Net change in unrealized (losses) gains on investments	753	36	(1,136)	1,410
Net Increase in Net Assets Resulting from Operations	$7,048	$2,890	$9,787	$4,833

Core net investment income per share	$0.38	$0.29	$0.81	$0.38
Net investment income per share	0.38	0.29	0.84	0.35
Net increase in net assets per share	0.43	0.29	0.73	0.49
Weighted average shares of common stock outstanding	16,569,406	9,849,599	13,444,704	9,847,936

The table below reconciles GAAP net income to core net investment income for the three and six months ended June 30, 2015, the three months ended June 30, 2014, and for the period from March 5, 2014 (commencement of operations) to June 30, 2014. Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fees. We believe an important measure of the investment income that we will be required to distribute each year is core net investment income as capital gains incentive fees are accrued based on unrealized gains but are not earned until realized gains occur. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. During the three and six months ended June 30, 2015, the three months ended June 30, 2014, and during the period from March 5, 2014 (commencement of operations) to June 30, 2014, no capital gains were realized. For the three and six months ended June 30, 2015, we reported approximately $0.8 million in unrealized capital gains and $1.1 million in unrealized capital losses, respectively. We accrued approximately $6 thousand of capital gains incentive fee during the three months ended June 30, 2015 based on cumulative realized and unrealized gains as of June 30, 2015. We reversed previously accrued capital gains incentive fees of approximately $0.3 million during the three months ended March 31, 2015, resulting in a net reversal of capital gains during the six months ended June 30, 2015. For the period from March 5, 2014 (commencement of operations) to June 30, 2014, we reported approximately $1.4 million in unrealized capital gains and accrued approximately $0.3 million in capital gains incentive fee, of which approximately $7 thousand was recorded for the three months ended June 30, 2014.

Net Investment Income and Core Net Investment Income (dollars in thousands, except per share amounts)	For the Three Months Ended June 30,		For the Six Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
	2015	2014	June 30, 2015	June 30, 2014
Net Investment Income	$6,295	$2,854	$11,240	$3,423
Capital gains incentive fee	6	7	(290)	282
Core Net Investment Income	$6,301	$2,861	$10,950	$3,705

Net Investment Income per Share	$0.38	$0.29	$0.84	$0.35
Capital gains incentive fee per share	*	*	(0.03)	0.03
Core Net Investment Income per Share	$0.38	$0.29	$0.81	$0.38

*Less than $0.005 per share.

Investment income includes interest income on our debt investments utilizing the effective yield method and includes cash interest income as well as the amortization of purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term payments. For the three and six months ended June 30, 2015, investment income totaled approximately $10.5 million and $19.7 million, respectively, representing a weighted average portfolio yield of approximately 17.9% and 16.2%, respectively, on debt investments for the periods held. For the three months ended June 30, 2014 and for the period from March 5, 2014 (commencement of operations) to June 30, 2014, investment income totaled approximately $5.4 million and $6.7 million, respectively, representing a weighted average portfolio yield of approximately 14.4% on debt investments for both the periods held.

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

The following table provides the weighted average portfolio yield on our portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrants received, accretion of end-of-term payments and the accelerated receipt of end-of term payments on prepayments.

	For the Three Months Ended June 30,		For the Six Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
Portfolio Yield (1)	2015	2014	June 30, 2015	June 30, 2014

Weighted average portfolio yield	17.9%	14.4%	16.2%	14.4%
Coupon income	10.6%	11.1%	10.8%	11.1%
Accretion of discount	0.6%	0.1%	0.6%	0.1%
Accretion of end-of-term payments	3.1%	3.2%	3.0%	3.2%
Impact of prepayments during the period	3.6%	0.0%	1.8%	0.0%
(1)

The yields for periods shown are the annualized rates of interest income or the components of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

The yield on our portfolio, excluding the impact of prepayments was approximately 14.3% and 14.4%, respectively, for the three and six months ended June 30, 2015. There were no prepayments during the three months ended June 30, 2014 and during the period from March 5, 2014 (commencement of operations) to June 30, 2014. The actual yields on our portfolio will be dependent on future fundings and the performance of our loans including prepayments.

For the three months ended June 30, 2015, we recognized approximately $1.1 million in other income consisting of approximately $0.7 million due to the termination or expiration of unfunded commitments and approximately $0.4 million from amortization of certain fees paid by companies and miscellaneous income. For the six months ended June 30, 2015, we recognized approximately $1.7 million in other income consisting of $1.3 million due to the termination or expiration of unfunded commitments and approximately $0.4 million from amortization of certain fees paid by companies and miscellaneous income. For both the three months ended June 30, 2014 and for the period from March 5, 2014 (commencement of operations) to June 30, 2014, we recognized approximately $0.1 million in other income from certain fees paid by companies and the recognition of the value of unfunded commitments that expired during these periods.

Total operating expenses comprising of base management and incentive fees, interest expense, administrative agreement expenses, and general and administrative expenses are summarized in the statement of operations table above. In determining the base management fee, our Adviser had agreed not to include the U.S. Treasury bill assets acquired at the end of each of the quarter of 2014 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will decrease over time as our portfolio and capital base grow. We expect management fees will increase as we grow our asset base and our earnings exceed the hurdle rate for the investment income incentive fee. Capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expense will increase as we utilize more of our credit facility, and we expect fees per the administrative agreement and general and administrative agreements will increase to meet the additional requirements associated with servicing a larger portfolio.

There were no realized losses during the three months ended June 30, 2015 and $0.3 million of realized losses during the six months ended June 30, 2015 and no realized gains or losses for the three months ended June 30, 2014 and for the period from March 5, 2014 (commencement of operations) to June 30, 2014.

Net change in unrealized gains (losses)	For the Three Months Ended June 30,		For the Six Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands)	2015	2014	June 30, 2015	June 30, 2014
Debt investments	$29	$194	$(3,240)	$723
Warrants	170	(158)	1,547	688
Equity investments	554	—	554	-
Short-term investments	—	—	3	(1)
Net change in unrealized gains (losses)	$753	$36	$(1,136)	$1,410

The table above summarized our net change in unrealized gains on investments, which was primarily due to changes in fair value. During the three months ended June 30, 2015, net change in unrealized gains from equity investments included exercise of warrants to equity in one publicly traded company. Net change in unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and many other factors.

Net unrealized gains on investments as of June 30, 2015 were approximately $0.3 million, or $0.02 per share. Net unrealized gains on investments as of December 31, 2014 were approximately $1.5 million, or $0.15 per share.  The table below summarizes the unrealized gains and losses in our investments in portfolio companies as of June 30, 2015 and December 31, 2014.

Unrealized Gains and Losses (dollars in thousands)	As of June 30, 2015
	Debt Investments	Warrants	Equity Investments	Total Investments
Unrealized gains	$776	$2,641	$1,126	$4,543
Unrealized losses	(3,692)	(504)	—	(4,196)
Net unrealized (losses) gains	$(2,916)	$2,137	$1,126	$347

Unrealized Gains and Losses (dollars in thousands)	As of December 31, 2014
	Debt Investments	Warrants	Equity Investments	Total Investments
Unrealized gains	$672	$1,265	$571	$2,508
Unrealized losses	(348)	(674)	—	(1,022)
Net unrealized gains	$324	$591	$571	$1,486

In addition to the unrealized gains and losses in our investments in portfolio companies as of June 30, 2015 and December 31, 2014 summarized in the tables above, there were unrealized losses on U.S. Treasury bills of approximately $0 and $3 thousand, respectively.

Critical Accounting Policies

The preparation of our financial statements in accordance with Generally Accepted Accounting Principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Valuation of investments, income recognition, realized / unrealized gains or losses, management fees and U.S. federal income taxes are considered to be our critical accounting policies and estimates. These, unless changed, have been disclosed under “Significant Accounting Policies” in the notes to consolidated financial statements described in our Annual Report on Form 10-K filed with the SEC on March 18, 2015 and any changes are disclosed in this quarterly report.

Liquidity and Capital Resources

During the six months ended June 30, 2015, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $25.3 million. Cash provided by financing activities, including net proceeds from issuance of common stock and net repayment of borrowings, was approximately $29.8 million. As of June 30, 2015, cash, including restricted cash, was approximately $97.4 million.

On March 27, 2015, we priced a public equity offering of 6.5 million shares of our common stock, raising approximately $93.7 million after offering costs. The proceeds from this public equity offering of our common stock were received on April 1, 2015. On April 29, 2015, the Company received an additional approximately $2.2 million through the issuance of 154,018 shares of the Company’s common stock as the result of underwriters’ partial exercise of their overallotment option. We used a portion of the net proceeds of this offering to temporarily repay a portion of our outstanding borrowings under our Credit Facility.

For the period from March 5, 2014 (commencement of operations) to June 30, 2014, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $196.6 million. Cash provided by financing activities, including net proceeds from issuance of common stock and net borrowings, was approximately $203.6 million. As of June 30, 2014, cash, including restricted cash, was approximately $8.7 million.

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

As of June 30, 2015 and December 31, 2014, we had outstanding borrowings of $61.0 million and $118.0 million, respectively, under our Credit Facility, which is included in the condensed consolidated statements of assets and liabilities. We had $139.0 million and $82.0 million of remaining capacity on our Credit Facility as of June 30, 2015 and December 31, 2014, respectively. The tables below provide a summary of when payments are due under our Credit Facility as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015
Payments Due By Period (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$61,000	$—	$61,000	$—	$—
Total	$61,000	$—	$61,000	$—	$—

	As of December 31, 2014
Payments Due By Period (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$118,000	$—	$118,000	$—	$—
Total	$118,000	$—	$118,000	$—	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of June 30, 2015 and December 31, 2014, our unfunded commitments to eight companies and eleven companies totaled $147.5 million and $211.0 million, respectively. Out of $147.5 million as of June 30, 2015, $17.0 million was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. In addition, these commitments are available for a limited time and $35.0 million will expire during 2015 and $112.5 million will expire during 2016 if not drawn prior to expiration. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Over time, we generally expect approximately 75% of our gross unfunded commitments to be drawn before the expiration of their corresponding availability periods. We evaluate funding needs and expectations for each company at the time of commitment and as the company progresses and develops during the availability period.

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

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received during the three months ended June 30, 2015. As of June 30, 2015 and December 31, 2014, the outstanding obligations totaled approximately $3.0 million and $4.6 million, respectively.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2015 and December 31, 2014, our off-balance sheet arrangements consisted of $147.5 million and $211.0 million, respectively, of unfunded commitments, of which $17.0 million and $40.5 million, respectively, was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company.

The table below provides our unfunded commitments by customer as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015	As of December 31, 2014
Unfunded Commitments (dollars in thousands)	Principal Balance	Principal Balance
Birchbox, Inc.	$25,000	$—
Birst, Inc.	22,500	22,500
Cambridge Broadband Network Limited	—	1,000
CipherCloud, Inc.	25,000	30,000
Dollar Shave Club, Inc.	20,000	—
Inspirato, LLC	10,000	10,000
Medallia, Inc.	20,000	20,000
Mind Candy Limited	—	15,000
Nutanix, Inc.	—	20,000
Shazam Entertainment Limited	20,000	20,000
SimpliVity Corporation	—	30,000
Tintri, Inc.	—	35,000
Virtual Instruments Corporation	5,000	7,500
Total	$147,500	$211,000

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

We have also adopted a Code of Ethics which applies to our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the NYSE corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Recent Developments

Dividends

On August 11, 2015, our Board of Directors announced a $0.36 per share dividend, payable on September 16, 2015, to stockholders of record on August 31, 2015.

Debt Offering

On July 30, 2015, we priced our public offering of $50.0 million in aggregate principal amount of our 6.75% notes due July 15, 2020. The closing of the transaction was completed on August 4, 2015 and net proceeds of $48.3 million after fees and costs were received on the same day. The interest on the notes is payable quarterly, beginning October 15, 2015. Our notes are currently listed on the NYSE under the symbol “TPVZ”.

Recent Portfolio Activity

From July 1, 2015, through August 10, 2015, we closed $50.0 million in new debt commitments and made $10.0 million in debt fundings. TPC’s direct origination platform entered into $42.5 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. As of August 10, 2015, our unfunded obligations to eight portfolio companies totaled $177.5 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings and in the relative values of our portfolio that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a change in market interest rates will not have a material adverse effect on our net investment income. Because a majority of our loans in our existing portfolio, as of June 30, 2015, have a fixed interest rate, the fair values of these loans may fluctuate from changes in market interest rates.

As of June 30, 2015, a majority of the debt investments in our portfolio bore interest at fixed rates with $40.9 million in principal balance of loans outstanding subject to floating interest rates, all of which have interest rate floors. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Credit Facility bears interest at a floating rate. As a result, our future earnings may be negatively affected when interest rates rise. Based on our June 30, 2015 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure.

Change in Interest Rates (dollars in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$1,244	$(1,855)	$(611)
Up 200 basis points	$830	$(1,237)	$(407)
Up 100 basis points	$415	$(618)	$(203)
Up 50 basis points	$207	$(309)	$(102)
Down 25 basis points	$—	$115	$115

This analysis is indicative of the potential impact on our investment income as of June 30, 2015, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2015, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2015, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated there-under.

During the three months ended June 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Document

4.1	Indenture between TriplePoint Venture Growth BDC Corp. and U.S. National Bank Association, as trustee, dated July 31, 2015(1)
4.2	First Supplemental Indenture relating to the 6.75% Notes due 2020, between TriplePoint Venture Growth BDC Corp. and U.S. National Bank Association, as trustee, dated August 4, 2015(1)
4.3	Form of 6.75% Notes due 2020(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended(2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended(2)

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002(2)

(1) Previously filed on Form 8-A (File No. 001-36328) on August 4, 2015.

(2) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: August 11, 2015	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 11, 2015	By:	/s/ Harold F. Zagunis
Harold F. Zagunis, Chief Financial Officer (Principal Financial and Accounting Officer)