Form 10-Q
period 2015-09-30
TriplePoint Venture Growth BDC Corp.
filed 2015-11-10
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 9, 2015 was 16,680,177.

TriplePoint Venture Growth BDC Corp.

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2015 (unaudited) and December 31, 2014	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 (unaudited), the Three Months ended September 30, 2014 and the Period from March 5, 2014 (Commencement of Operations) to September 30, 2014 (unaudited)	4
	Condensed Consolidated Statements of Changes in Net Assets for the Nine Months Ended September 30, 2015 (unaudited) and the Period from March 5, 2014 (Commencement of Operations) to September 30, 2014 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 (unaudited) and the Period from March 5, 2014 (Commencement of Operations) to September 30, 2014 (unaudited)	6
	Condensed Consolidated Schedules of Investments as of September 30, 2015 (unaudited) and December 31, 2014	8
	Notes to Condensed Consolidated Financial Statements as of September 30, 2015 (unaudited)	22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
	Forward-Looking Statements	42
	Overview	43
	Portfolio Composition, Investment Activity and Asset Quality	44
	Results of Operations	49
	Critical Accounting Policies	55
	Liquidity and Capital Resources	55
	Recent Developments	59
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	60

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	61
SIGNATURES		62

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Investments at fair value (amortized cost of $260,737 and $256,485, respectively)	$262,130	$257,971
Short-term investments at fair value (cost of $59,996 and $49,998, respectively)	59,994	49,995
Cash	46,889	6,906
Restricted cash	3,489	8,033
Deferred credit facility costs	1,888	2,921
Prepaid expenses	607	503
Total Assets	374,997	326,329

Liabilities
Revolving Credit Facility	14,000	118,000
2020 Notes, net	52,819	—
Payable for U.S. Treasury bill assets	59,996	49,998
Base management fee payable	1,490	1,905
Income incentive fee payable	170	2,350
Accrued capital gains incentive fee	215	296
Payable to directors and officers	58	96
Other accrued expenses and liabilities	4,124	8,705
Total Liabilities	132,872	181,350
Commitments and Contingencies (Note 7)
Net Assets	$242,125	$144,979

Preferred stock, par value $0.01 per share (50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2015 and December 31, 2014)	$—	$—
Common stock, par value $0.01 per share (450,000,000 shares authorized; 16,680,177 and 9,924,171 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	167	99
Paid-in capital in excess of par value	239,754	142,635
Net investment income	28,719	12,808
Accumulated net realized losses	(317)	—
Accumulated net unrealized gains	1,391	1,483
Dividend distributions	(27,589)	(12,046)
Net Assets	$242,125	$144,979

Net Asset Value per Share	$14.52	$14.61

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
	2015	2014	September 30, 2015	September 30, 2014
Investment Income
Interest income from investments	$9,184	$7,802	$28,832	$14,504
Other income
Expiration / termination of unfunded commitments	45	—	1,383	9
Other fees	16	56	444	143
Total investment and other income	9,245	7,858	30,659	14,656

Operating Expenses
Base management fee	1,490	850	4,053	1,668
Income incentive fee	170	938	2,907	1,157
Capital gains incentive fee	209	230	(81)	512
Interest expense and amortization of fees	1,656	1,370	4,494	2,300
Administration agreement expenses	417	344	1,194	737
General and administrative expenses	632	604	2,181	1,336
Total Operating Expenses	4,574	4,336	14,748	7,710

Net investment income	4,671	3,522	15,911	6,946
Net realized losses	—	—	(317)	—
Net change in unrealized gains (losses) on investments	1,044	1,151	(92)	2,561

Net Increase in Net Assets Resulting from Operations	$5,715	$4,673	$15,502	$9,507

Basic and diluted net investment income per share	$0.28	$0.36	$1.10	$0.70
Basic and diluted net increase in net assets per share	$0.34	$0.47	$1.07	$0.96
Basic and diluted weighted average shares of common stock outstanding	16,648,379	9,872,564	14,524,330	9,858,725

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(dollars in thousands, except share data)

	Shares of Common Stock	Total Net Assets
Balance as of March 5, 2014	1,668	$25
Net increase in net assets resulting from operations	—	9,507
Dividend distributions	—	(6,998)
Common stock issuance, net	9,889,907	142,262
Balance as of September 30, 2014	9,891,575	$144,796

Balance as of January 1, 2015	9,924,171	$144,979
Net increase in net assets resulting from operations	—	15,502
Dividend distributions	—	(15,543)
Common stock issuance, net	6,756,006	97,187
Balance as of September 30, 2015	16,680,177	$242,125

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30, 2015	For the Period from March 5, 2014 (Commencement of Operations) to September 30, 2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$15,502	$9,507
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(70,637)	(243,099)
Purchases of short-term investments, net	(9,998)	(50,000)
Principal payments on investments	71,281	1,049
Net change in unrealized losses (gains) on investments	92	(2,226)
Net change in realized losses on investments	317	—
Amortization and accretion of premiums and discounts, net	(1,290)	(343)
Accretion of end-of-term payments	(3,923)	(3,096)
Amortization of deferred credit facility and 2020 Notes issuance costs	1,055	643
Change in restricted cash	4,544	(2,374)
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	9,998	50,000
Prepaid expenses	(228)	(218)
Base management fee payable	(415)	850
Income incentive fee payable	(2,180)	938
Accrued capital gains incentive fee	(81)	512
Payable to directors and officers	(38)	109
Other accrued expenses and liabilities	(4,088)	3,641
Net cash provided by (used in) operating activities	9,911	(234,107)

Cash Flows from Financing Activities:
Borrowing under bridge facility	—	121,662
Repayment of bridge facility	—	(121,662)
(Repayments) borrowings under revolving credit facility, net	(104,000)	109,000
Dividend distributions, net	(14,293)	(6,284)
Deferred credit facility costs	(503)	(2,639)
Net proceeds from issuance of 2020 Notes	52,931	—
Net proceeds from issuance of common stock	95,937	141,548
Net cash provided by financing activities	30,072	241,625

Net change in cash and cash equivalents	39,983	7,518
Cash and cash equivalents at beginning of period	6,906	25
Cash and cash equivalents at end of period	$46,889	$7,543

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30, 2015	For the Period from March 5, 2014 (Commencement of Operations) to September 30, 2014
Supplemental Disclosure of Non-Cash Financing Activities:
Accrued deferred credit facility cost	$—	$1,188
Accrued and deferred shelf registration costs	$262	$—
Accrued 2020 Notes issuance costs	$172	$—
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$2,917	$1,414
Dividend distributions reinvested	$1,250	$714

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of September 30, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
Birchbox, Inc. (2)	E-Commerce - Personal Goods	Growth Capital Loan (10.00% interest rate, 8.00% EOT payment)	$5,000	$4,916	$4,916	2/28/2019
		Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)	5,000	4,959	4,959	2/28/2019
Birchbox, Inc. Total			10,000	9,875	9,875
Birst, Inc.	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	10,000	9,944	9,949	11/30/2017
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (13.50% interest rate, 15.10% EOT payment)	5,474	5,636	5,661	9/30/2017
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	20,000	21,053	20,986	11/30/2016
Hayneedle, Inc.	E-Commerce - Household Goods	Growth Capital Loan (12.50% interest rate, 12.00% EOT payment)	15,000	15,536	15,528	8/31/2017
		Growth Capital Loan (12.75% interest rate, 16.00% EOT payment)	5,000	5,271	5,301	12/31/2017
Hayneedle, Inc. Total			20,000	20,807	20,829
HouseTrip Limited (1) (3)	Travel and Arrangement / Tourism	Growth Capital Loan (Prime + 8.75% interest rate, 5.00% EOT payment)	6,887	7,115	7,150	11/30/2016
Intermodal Data, Inc. (2) (5)	Data Storage	Growth Capital Loan (10.00% interest rate)	16,336	14,554	10,986	4/15/2019
Jasper Technology, Inc.	Communications software	Growth Capital Loan (Prime + 6.25% interest rate, 3.75% EOT payment)	5,000	4,940	4,939	1/31/2017
KnCMiner AB (1) (3)	Financial Institution and Services	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	5,000	4,894	4,901	6/9/2018
Lattice Engines, Inc.	Business Applications Software	Growth Capital Loan (8.50% interest rate, 8.00% EOT payment)	2,896	3,180	3,195	12/31/2016
		Growth Capital Loan (8.50% interest rate, 8.00% EOT payment)	1,719	1,832	1,841	3/31/2017
		Growth Capital Loan (9.50% interest rate, 8.00% EOT payment)	2,249	2,314	2,322	9/30/2017
Lattice Engines, Inc. Total			6,864	7,326	7,358

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
MapR Technologies, Inc. (2)	Business Applications Software	Equipment Loan (8.00% interest rate)	$3,064	$3,015	$3,015	9/30/2018
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	10,000	10,149	10,205	6/30/2017
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (11.50% interest rate, 13.40% EOT payment)	684	765	768	6/30/2016
		Growth Capital Loan (11.50% interest rate, 13.70% EOT payment)	1,475	1,629	1,632	7/31/2016
		Growth Capital Loan (13.00% interest rate, 15.50% EOT payment)	2,000	2,089	2,100	8/31/2017
		Growth Capital Loan (13.00% interest rate, 16.00% EOT payment)	5,000	5,189	5,212	11/30/2017
		Growth Capital Loan (13.00% interest rate, 16.50% EOT payment)	5,000	5,143	5,155	2/28/2018
		Growth Capital Loan (13.00% interest rate, 11.60% EOT payment)	4,115	4,192	4,184	6/30/2017
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	508	513	512	8/31/2016
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	195	196	196	10/31/2016
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	124	124	124	3/31/2017
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	19	19	18	6/30/2017
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	13	13	13	7/31/2017
ModCloth, Inc. Total			19,133	19,872	19,914

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
SimpliVity Corporation	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	$7,000	$6,990	$7,059	6/30/2018
		Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	3,000	2,972	3,002	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	7,000	6,924	7,021	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	3,000	2,951	2,997	12/31/2018
		Growth Capital Loan (12.75% interest rate, 9.50% EOT payment)	10,000	9,793	9,857	1/31/2019
SimpliVity Corporation Total			30,000	29,630	29,936
Thrillist Media Group, Inc.	General Media and Content	Growth Capital Loan (Prime + 8.50% interest rate, 9.00% EOT payment)	5,000	4,855	5,495	9/30/2017
		Growth Capital Loan (Prime + 8.50% interest rate, 9.00% EOT payment)	5,000	4,794	5,346	12/31/2017
Thrillist Media Group, Inc. Total			10,000	9,649	10,841
Thinking Phone Networks, Inc. (2)	Wireless Communications Equipment	Growth Capital Loan (9.50% interest rate, 1.75% EOT payment)	30,000	29,065	29,056	9/30/2018
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	4,216	4,497	4,526	12/31/2016
		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	4,479	4,741	4,771	1/31/2017
		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment)	4,740	4,982	5,014	2/28/2017
		Growth Capital Loan (Prime + 6.75% interest rate, 50.0% EOT payment)	2,500	3,250	3,251	12/31/2015
		Growth Capital Loan (Prime + 6.75% interest rate, 60.0% EOT payment)	5,000	5,924	5,899	12/31/2015
Virtual Instruments Corporation Total			20,935	23,394	23,461

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 9.80% EOT payment)	$1,587	$1,783	$1,804	6/30/2016
		Growth Capital Loan (Prime + 10.25% interest rate, 10.10% EOT payment)	3,172	3,439	3,476	12/31/2016
		Growth Capital Loan (Prime + 10.25% interest rate, 10.30% EOT payment)	3,648	3,819	3,880	3/31/2017
		Growth Capital Loan (Prime + 10.25% interest rate, 11.00% EOT payment)	10,000	9,957	9,990	12/31/2017
Xirrus, Inc. Total			18,407	18,998	19,150
Total Debt Investments			$247,100	$249,916	$248,212

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2015

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
Aerohive Networks, Inc. (2) (6)	Wireless Communications Equipment	Common Stock	33,993	$153	$2
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	112	74
Birchbox, Inc. (2)	E-Commerce - Personal Goods	Preferred Stock	53,237	611	1,766
Birst, Inc.	Business Applications Software	Preferred Stock	428,491	129	600
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	95
CipherCloud, Inc. (2)	Business Applications Software	Preferred Stock	58,746	36	36
Dollar Shave Club, Inc. (2)	Specialty Retailers	Preferred Stock	15,627	58	58
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77	-
Hayneedle, Inc.	E-Commerce - Household Goods	Common Stock	400,000	468	360
HouseTrip SA (1) (3)	Travel and Arrangement / Tourism	Preferred Shares	212,804	93	60
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	35	106
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37	37
Jasper Technology, Inc.	Communications software	Preferred Units	7,379	37	37
KnCMiner AB (1) (3)	Financial Institution and Services	Preference Shares	22,727	75	75
Lattice Engines, Inc.	Business Applications Software	Preferred Stock	396,652	48	127
MapR Technologies, Inc. (2)	Business Applications Software	Preferred Stock	21,295	4	4
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	87
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	738
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	5,590,041	746	783
Nutanix, Inc. (2)	Database Software	Preferred Stock	45,000	77	290
One Kings Lane, Inc. (2)	E-Commerce - Household Goods	Preferred Stock	13,635	29	29
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	40
Shazam Entertainment Limited (1) (2) (3)	MultiMedia / Streaming Software	Ordinary Shares	2,669,479	134	166
SimpliVity Corporation	Database Software	Preferred Stock	655,639	775	1,351

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2015

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants (continued)
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	$31	$38
Thrillist Media Group, Inc.	General Media and Content	Common Stock	283,401	712	674
Thinking Phone Networks, Inc. (2)	Wireless Communications Equipment	Preferred Stock	276,807	612	612
Virtual Instruments Corporation	Network Systems Management Software	Preference Shares	694,788	612	592
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	5,568,203	749	693
Total Warrants				$7,347	$9,530

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2015

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost	Fair Value
Equity Investments (2)
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	$250	$261
Birst, Inc.	Business Applications Software	Preferred Stock	42,801	250	250
Dollar Shave Club, Inc.	Specialty Retailers	Preferred Stock	19,533	500	500
EndoChoice Holdings, Inc. (6)	Medical Device and Equipment	Common Stock	50,992	224	556
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	250
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	1,000
Nutanix, Inc.	Database Software	Preferred Stock	137,202	1,000	1,571
Total Equity Investments				$3,474	$4,388

Total Investments in Portfolio Companies				$260,737	$262,130

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$60,000 Face Value Maturity Date 02/18/2016 Yield to Maturity 0.015%			$59,996	$59,994
Total Short-Term Investments				$59,996	$59,994

Total Investments				$320,733	$322,124

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

As of September 30, 2015 (unaudited) and as of December 31, 2014 (audited)

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

As of September 30, 2015 and December 31, 2014, unless otherwise noted, certain of the Company’s debt investments and certain of the Company’s warrants, with an aggregate fair value of approximately $201.5 million and $239.8 million, respectively, were pledged for borrowings under the Company’s revolving credit facility.

Notes applicable to the debt investments presented in the foregoing tables:

Interest rate is the annual interest rate on the debt investment and does not include any original issue discount, end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.

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

Specific notes applicable to specific investments in the foregoing tables:

(1) Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2015 and December 31, 2014, non-qualifying assets as a percentage of total assets were 8.1% and 8.6%, respectively.

(2) As of September 30, 2015 or December 31, 2014, these debt investments, warrants, equity investments and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.

(3) Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4) Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

(5) Investment is a payment-in-kind (“PIK”) debt investment.

(6) Entity is publically traded and listed on the New York Stock Exchange (the “NYSE”).

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

The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. The Company’s investment objective is to maximize total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending to venture growth stage companies focused in technology, life sciences and other high growth industries backed by TPC’s select group of leading venture capital investors. The Company is externally managed by TPVG Advisers LLC (the “Adviser”) which is registered as an investment adviser under the 1940 Act and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TPVG Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and pays fees and expenses for services provided.

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

Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the periods presented. Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, net assets or results of operations. All intercompany account balances and transactions have been eliminated.

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

Income Recognition

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the Company’s debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, unamortized loan origination fees and unamortized market discounts are recorded as interest income. End-of-term (“EOT”) payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted. Interest is accrued during the life of the loan on the EOT payment using the effective interest method as non-cash income. The EOT payment generally ceases accruing to the extent the borrower is unable to pay the remaining principal and interest due. The EOT payment may also include a cash success fee due upon the earlier of the maturity date of the loans or in the event of a certain milestone reached by the portfolio company.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing. Debt issuance costs are recognized as prepaid expenses and amortized and included in interest expense over the life of the related debt instrument using the effective yield method. The respective debt payable is presented net of the unamortized debt issuance costs in the condensed consolidated statement of assets and liabilities.

Note 3. Related Party Agreements and Transactions

Acquisition of Initial Portfolio

On March 5, 2014, the Company acquired from TPC and certain of its subsidiaries, a select portfolio of investments in venture growth stage companies originated through TPC consisting of funded debt and direct equity investments, future funding commitments and warrants associated with both the funded debt investments and future funding commitments. This initial portfolio included 23 secured loans with an aggregate outstanding principal amount of approximately $119.2 million, two equity investments of approximately $2.0 million and warrants to purchase shares in 15 portfolio companies of approximately $3.2 million. The valuation of this initial portfolio was conducted by the board of directors of the Company (the “Board”) in consultation with the Adviser and consideration of valuations performed by a third-party valuation firm.

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

Investment Advisory Agreement

Prior to the commencement of operations, the Board approved an investment advisory agreement, dated February 18, 2014 (the “Advisory Agreement”). Subject to the overall supervision of the Board and in accordance with 1940 Act, the Adviser manages the day-to-day operations and provides investment advisory services to the Company. Under the terms of the Advisory Agreement, the Adviser:

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

Pre-incentive fee net investment income does not include any realized gains, realized losses or unrealized gains or losses. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss, subject to the total return requirement described in the preceding paragraph. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, the Company may pay the applicable incentive fee even if it has incurred a loss in that quarter due to realized and unrealized losses subject to the total return requirement. The Company’s net investment income used to calculate this component of the incentive fee is also included in the amount of the Company’s assets used to calculate the 1.75% base management fee. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any stock issuance or repurchase during the current quarter.

Under the capital gains component of the incentive fee, the Company pays the Adviser at the end of each calendar year 20.0% of the Company’s aggregate cumulative realized gains from inception through the end of that year, computed net of aggregate cumulative realized losses and aggregate cumulative unrealized losses through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” does not include any unrealized gains. It should be noted that the Company accrues an incentive fee for accounting purposes taking into account any unrealized gains in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee is payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s condensed consolidated financial statements and summarized in the table below. The Adviser has agreed not to include the U.S. Treasury bills acquired at the end of a quarter in the calculation of gross assets for purposes of determining its base management fee. There were no realized gains since the inception of the Company and, thus, no capital gains incentive fee was earned or is payable. The Company accrued $0.2 million in capital gains incentive fee during the three months ended September 30, 2015. The Company had net unrealized losses during the nine months ended September 30, 2015, and, as a result, recorded a reversal in accrued capital gains incentive fee. The Company had net unrealized gains during the three months ended September 30, 2014 and the period from March 5, 2014 (commencement of operations) to September 30, 2014, and, as a result, accrued a capital gains incentive fee equal to 20% of that amount.

Management and Incentive Fees	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands)	2015	2014	September 30, 2015	September 30, 2014
Base management fee	$1,490	$850	$4,053	$1,668
Income incentive fee	$170	$938	$2,907	$1,157
Capital gains incentive fee	$209	$230	$(81)	$512

Management and incentive fee accruals are generally paid in the following quarter after they are earned. During the three and nine months ended September 30, 2015, approximately $1.4 million and $4.5 million, respectively, of base management fees earned in prior periods were paid and $1.6 million and $5.1 million, respectively, of income incentive fees earned in prior periods were paid. For the three months ended September 30, 2014 and the period from March 5, 2014 (commencement of operations) to September 30, 2014, approximately $0.7 million and $0.8 million, respectively, of base management fees were paid, and $0.2 million of income incentive fees were paid.

Administration Agreement

Prior to the commencement of operations, the Board approved an administration agreement, dated February 18, 2014 (the “Administration Agreement”). The Administration Agreement provides that the Administrator is responsible for furnishing the Company with office facilities and equipment and provide the Company with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports and other materials filed with the Securities and Exchange Commission (the “SEC”) and any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing net asset value, overseeing the preparation and filing of the Company’s tax returns and printing and disseminating reports and other materials to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

Payments under the Administration Agreement are equal to the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the chief compliance officer and chief financial officer and their respective staffs. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, the Administrator is paid an additional amount based on the services provided, which shall not exceed the amount the Company receives from such companies for providing this assistance.

The Administrator engages a sub-administrator to provide certain administrative services. For the three and nine months ended September 30, 2015, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.4 million and $1.2 million, respectively, of which approximately $59 thousand and $186 thousand, respectively, were paid or payable to third-party service providers. For the three months ended September 30, 2014, and for the period from March 5, 2014 (commencement of operations) to September 30, 2014, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.3 million and $0.7 million, respectively, of which approximately $59 thousand and $179 thousand, respectively, were paid or payable to third-party service providers.

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

The following is a summary by investment type of the fair value according to inputs used in valuing investments listed in the accompanying condensed consolidated schedules of investments as of September 30, 2015 and December 31, 2014.

Investment Type	As of September 30, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$248,212	$248,212
Warrants	—	2	9,528	9,530
Equity investments	—	556	3,832	4,388
Short-term investments	59,994	—	—	59,994
Total investments	$59,994	$558	$261,572	$322,124

Investment Type	As of December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$247,609	$247,609
Warrants	—	—	7,291	7,291
Equity investments	—	—	3,071	3,071
Short-term investments	49,995	—	—	49,995
Total investments	$49,995	$—	$257,971	$307,966

The following table presents additional information about Level 3 investments measured at fair value for the three and nine months ended September 30, 2015, the three months ended September 30, 2014, and for the period from March 5, 2014 (commencement of operations) to September 30, 2014. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended September 30, 2015
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of July 1, 2015	$194,864	$8,775	$3,832	$207,471
Fundings of investments, at cost	51,792	692	—	52,484
Principal payments received on investments	(2,766)	—	—	(2,766)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	3,112	—	—	3,112
Gross transfers out of Level 3	—	—	—	—
Realized losses	—	—	—	—
Net change in unrealized gains included in earnings	1,210	61	—	1,271
Totals	$248,212	$9,528	$3,832	$261,572

Net change in unrealized gains on Level 3 investments held as of September 30, 2015	$1,211	$60	$—	$1,271

Level 3	For the Nine Months Ended September 30, 2015
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2015	$247,609	$7,291	$3,071	$257,971
Fundings of investments, at cost	68,701	1,186	750	70,637
Principal payments received on investments	(71,281)	—	—	(71,281)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	5,213	—	—	5,213
Gross transfers out of Level 3 (1)	—	(491)	—	(491)
Realized losses	—	(317)	—	(317)
Net change in unrealized (losses) gains included in earnings	(2,030)	1,859	11	(160)
Totals	$248,212	$9,528	$3,832	$261,572

Net change in unrealized (losses) gains on Level 3 investments held as of September 30, 2015	$(1,805)	$1,567	$11	$(227)

Level 3	For the Three Months Ended September 30, 2014
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of July 1, 2014	$197,970	$5,498	$2,250	$205,718
Fundings of investments, at cost	38,909	921	250	40,080
Principal payments received on investments	(809)	—	—	(809)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	1,911	—	—	1,911
Realized gains	—	—	—	—
Net change in unrealized gains (losses) included in earnings	306	(60)	571	817
Totals	$238,287	$6,359	$3,071	$247,717

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2014	$306	$(60)	$571	$817

Level 3	For the Period from March 5, 2014 (Commencement of Operations) to September 30, 2014
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of March 5, 2014	$—	$—	$—	$—
Purchases and fundings of investments, at cost (2)	234,869	5,730	2,500	243,099
Principal payments received on investments	(1,049)	—	—	(1,049)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	3,439	—	—	3,439
Realized gains	—	—	—	—
Net change in unrealized gains included in earnings	1,028	629	571	2,228
Totals	$238,287	$6,359	$3,071	$247,717

Net change in unrealized (losses) gains on Level 3 investments held as of September 30, 2014	$1,028	$629	$571	$2,228

(1)

Transfers out of Level 3 during the nine months ended September 30, 2015 relate to warrants and equity investments, with certain holding restrictions, as the result of exercising warrants in publicly traded companies. During the three months ended September 30, 2015, the three months ended September 30, 2014 and for the period from March 5, 2014 (commencement of operations) to September 30, 2014, there were no transfers in or out of any levels.

(2)

Purchases and fundings of investments include the purchase of the Company’s initial portfolio on March 5, 2014, and fundings of additional investments during the period from March 5, 2014 (commencement of operations) to September 30, 2014.

Realized gains and losses are included in net realized gains (losses) on investments in the condensed consolidated statements of operations. There were no realized gains or losses during the three months ended September 30, 2015. There were realized losses of approximately $0.3 million as a result of writing off certain warrants during the nine months ended September 30, 2015. There were no realized gains or losses during the three months ended September 30, 2014 and the period from March 5, 2014 (commencement of operations) to September 30, 2014. Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations. The change in net unrealized gains (losses) for Level 3 investments in debt, equity and warrants are summarized in the tables above. For the three and nine months ended September 30, 2015, the Company fully reserved the PIK income of approximately $0.4 million and $0.8 million, respectively. Prior to April 2015, the Company did not have any PIK income.

For the three and nine months ended September 30, 2015, the Company recognized approximately $61 thousand and $1.8 million, respectively, in other income, consisting of $45 thousand and $1.4 million, respectively, from the termination or expiration of unfunded commitments and approximately $16 thousand and $0.4 million, respectively, from amortization of certain fees paid by companies and miscellaneous income. For the three months ended September 30, 2014 and the period from March 5, 2014 (commencement of operations) to September 30, 2014, the Company recognized $56 thousand and $152 thousand, respectively, in other income, consisting of $0 and $9 thousand, respectively, from the termination or expiration of unfunded commitments and approximately $56 thousand and $143 thousand, respectively, from amortization of certain fees paid by companies and miscellaneous income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of September 30, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of September 30, 2015
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$248,212	Discounted Cash Flows	Discount Rate	9.21% - 127.05% (19.15%)
Warrants	7,684	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	0.69x – 13.00x (2.52x)
			Volatility	40.00% - 80.00% (55.25%)
			Term	1.50– 5.00 Years (2.43 Years)
			Discount for Lack of Marketability	0.00% - 34.50% (17.02%)
	1,844	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	25.00% – 30.00% (26.24%)
			Term	0.70 – 1.25 Years (1.16 Years)
Equity investments	261	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	2.00x – 2.00x (2.00x)
			Volatility	50.00% - 70.00% (62.86%)
			Term	1.50– 4.50 Years (2.93 Years)
			Discount for Lack of Marketability	0.00% - 5.00% (5.00%)
	1,571	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	30.00% – 30.00% (30.00%)
			Term	0.75 – 0.75 Years (0.75 Years)
	2,000	Market Approach	Price Paid	N/A
Total investments	$261,572

Level 3 Investments	As of December 31, 2014
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$247,609	Discounted Cash Flows	Discount Rate	11.30% - 19.75% (14.90%)
Warrants	6,359	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.00x – 6.50x (2.99x)
			Weighted Average Cost of Capital	18.50% – 25.00% (22.29%)
			Volatility	42.08% - 70.00% (54.68%)
			Term	0.25– 4.40 Years (2.54 Years)
			Discount for Lack of Marketability	0.00% - 38.65% (14.69%)
	932	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	30.00% – 30.00% (30.00%)
			Term	0.75 – 1.00 Years (0.92 Years)
Equity investments	1,571	Probability-Weighted Expected Return Method	Volatility	70.00% – 70.00% (70.00%)
			Term	1.12 – 1.12 Years (1.12 Years)
	1,500	Market Approach	Price Paid	N/A
Total investments	$257,971

As of September 30, 2015, the fair values for all the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date.  For all but four warrant positions and one equity investment, fair values were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Four warrant positions and one equity investment were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method given the outlook for those portfolio companies. The other equity investments were valued using the market approach. The range of the various assumptions and weighted averages of these assumptions are summarized in the tables above.

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

As of September 30, 2015 and December 31, 2014, the Company had pledged certain of its debt investments and certain of its warrants with an aggregate fair value of approximately $201.5 million and $239.8 million, respectively, for borrowings under its revolving credit facility.

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

The Company monitors the credit quality of its investments to evaluate the credit risk. In September 2015, the Company downgraded the debt investments to Virtual Instruments Corporation with a principal balance of $20.9 million. The Company continues to monitor the obligor and there is no assurance that further rating adjustments will not occur based on subsequent events and conditions. Other downgrades during the nine months ended September 30, 2015 included the debt investments that were initially to Coraid, Inc., which were assumed by Intermodal Data, Inc. as part of the foreclosure agreement it entered into to purchase certain assets and assume the outstanding obligations owed to the Company.

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

Revolving Credit Facility

In February 2014, the Company, along with its Financing Subsidiary, as borrower, entered into a credit agreement with Deutsche Bank, acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (“Credit Facility”). In August 2014, the Company amended its Credit Facility to increase the total commitments available there-under by $50.0 million to $200.0 million in aggregate, subject to borrowing base requirements.

Borrowings under this revolving Credit Facility bear interest at the sum of (i) the commercial paper rate for certain specified lenders and 30-day LIBOR for other lenders or, if LIBOR is unavailable, the higher of Deutsche Bank’s commercial lending rate or the Federal Funds Rate plus 0.50% plus (ii) a margin of 3.5% during the revolving period and 4.5% during the amortization period. Borrowings under this revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay to Deutsche Bank a syndication fee in 12 monthly installments, of approximately 1.0% of the committed facility amount. The Company also agreed to pay Deutsche Bank a fee to act as administrative agent under this revolving Credit Facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum of any unused borrowings under this Credit Facility on a monthly basis. This revolving Credit Facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55.0% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to the Company’s Chief Executive Officer, Mr. James Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under this Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) the Company’s failure to maintain compliance with RIC provisions at all times. As of September 30, 2015 and December 31, 2014, the Company was in compliance with all covenants under this Credit Facility.

At September 30, 2015 and December 31, 2014, the Company had outstanding borrowings of $14.0 million and $118.0 million, respectively, under its revolving Credit Facility, which is included in the Company’s condensed consolidated statements of assets and liabilities. The book value of the Company’s revolving Credit Facility not measured at fair value on a recurring basis, approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of revolving Credit Facility would be categorized as Level 3 of the fair value hierarchy.

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility, paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands)	2015	2014	September 30, 2015	September 30, 2014
Revolving Credit Facility
Interest cost charged on borrowings	$339	$856	$2,068	$1,159
Unused fee	314	171	717	465
Amortization of costs and other fees	356	343	1,062	676
Revolving Credit Facility Total	$1,009	$1,370	$3,847	$2,300
2020 Notes
Interest cost	$584	$—	$584	$—
Amortization of costs and other fees	63	—	63	—
2020 Notes Total	$647	$—	$647	$—
Total interest expense and amortization of fees	$1,656	$1,370	$4,494	$2,300

2020 Notes

On August 4, 2015, the Company completed a public offering of $50.0 million in aggregate principal amount of its 6.75% Notes due 2020 (the "2020 Notes") and received net proceeds of $48.3 million after the payment of fees and offering costs. The interest on the 2020 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. The 2020 Notes are currently listed on the NYSE under the symbol “TPVZ”. The 2020 Notes were issued in integral principal amount multiples ("units") of $25.  On September 2, 2015, the Company issued an additional $4.6 million in aggregate principal amount of its 2020 Notes and received net proceeds of approximately $4.5 million after the payment of fees and offering costs as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes. The 2020 Notes are disclosed under “2020 Notes” in the condensed consolidated statement of assets and liabilities, net of unamortized issuance costs. The interest expense, including amortization of debt issuance costs are summarized in the table above.

At September 30, 2015, the 2020 Notes had a market price of $25.14 per unit resulting in an aggregate fair value of $54.9 million. The liability of the Company is recorded at amortized cost, which includes $1.8 million of deferred issuance cost which is amortized and expensed over the five year term of the 2020 Notes based on an effective yield method and not at fair value on the condensed consolidated statement of assets and liabilities.

The following table provides additional information about the level in the fair value hierarchy of the Company’s liability at September 30, 2015.

Liability	As of September 30, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$14,000	$14,000
2020 Notes, net *	—	53,125	—	53,125

*	Net of $1.8 million of deferred issuance cost.

Other Payables

On September 29, 2015, the Company purchased $60.0 million of U.S. Treasury bills for settlement on October 1, 2015. On December 30, 2014, the Company purchased $50.0 million of U.S. Treasury bills for settlement on January 2, 2015. The associated payable was included in the Company’s condensed consolidated statement of assets and liabilities as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, the Company had no other payables other than in the ordinary course of business.

Note 7. Commitments

As of September 30, 2015 and December 31, 2014, the Company’s unfunded commitments to nine and eleven companies, respectively, totaled approximately $170.4 million and $211.0 million, respectively. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The tables below provide the Company’s unfunded commitments by customer as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birchbox, Inc.	$15,000	$—
Birst, Inc.	22,500	201
CipherCloud, Inc.	25,000	73
Dollar Shave Club, Inc.	20,000	258
Jasper Technologies, Inc.	20,000	319
MapR Technologies, Inc.	2,936	1
Medallia, Inc.	20,000	111
Optoro, Inc.	25,000	40
Shazam Entertainment Limited	20,000	134
Total	$170,436	$1,137

	As of December 31, 2014
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birst, Inc.	$22,500	$201
Cambridge Broadband Network Limited	1,000	10
CipherCloud, Inc.	30,000	79
Inspirato, LLC	10,000	46
Medallia, Inc.	20,000	11
Mind Candy Limited	15,000	424
Nutanix, Inc.	20,000	64
Shazam Entertainment Limited	20,000	134
SimpliVity Corporation	30,000	191
Tintri, Inc.	35,000	805
Virtual Instruments Corporation	7,500	167
Total	$211,000	$2,132

The tables above also provide the fair value of the Company’s unfunded commitment liability as of September 30, 2015 and December 31, 2014 totaling approximately $1.1 million and $2.1 million, respectively. The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s condensed consolidated statements of assets and liabilities. During the three and nine months ended September 30, 2015, the fair value of unfunded commitment liability increased by $0.2 million and decreased by $1.0 million, respectively, primarily due to changes in unfunded commitments. The Company entered into $86.0 million and $143.5 million, respectively, of new commitments during the three and nine months ended September 30, 2015. As of September 30, 2015 and December 31, 2014, the Company had no unrealized gains and losses for liabilities within Level 3 category.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, the obligors’ industries, and types of loans.

	As of September 30, 2015	As of December 31, 2014
Unfunded Commitments (dollars in thousands)	Principal Balance	Principal Balance
Dependent on milestones	$22,000	$40,500

Expiring during
2015	20,000	103,500
2016	125,436	107,500
2017	25,000	—

Technology-related companies	150,436	201,000
Non-technology related companies	20,000	10,000

Growth capital loans	167,500	206,000
Equipment financings	2,936	—
Revolving loans	—	5,000

These liabilities are considered Level 3 liabilities under ASC Topic 820 because there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Note 8. Financial Highlights

The financial highlights presented below are for the three and nine months ended September 30, 2015, the three months ended September 30, 2014 and for the period from March 5, 2014 (commencement of operations) to September 30, 2014.

Financial Highlights	For the Three Months Ended September 30, or As of September 30,		For the Nine Months Ended September 30, 2015	For the Period from March 5, 2014 (Commencement of Operations) to September 30, 2014
(dollars in thousands, except per share data)	2015	2014	or As of September 30, 2015	or As of September 30, 2014
Per Share Data
Initial public offering price (1)	$—	$—	$—	$15.00
Front end sales charges (1)	—	—	—	(0.44)
Net proceeds (1)	—	—	—	14.56
Offering costs (1)	—	—	—	(0.18)
Net asset value at beginning of period	14.54	14.49	14.61	14.38
Accretion due to public offering of common stock	—	—	(0.03)	—
Offering costs related to public offering of common stock	—	—	(0.05)	—
Net investment income	0.28	0.36	1.10	0.70
Net realized losses	—	—	(0.02)	—
Net change in unrealized gains (losses) on investments	0.06	0.11	(0.01)	0.26
Dividends distributed from net investment income	(0.36)	(0.32)	(1.08)	(0.71)
Dividends distributed from net realized gains	—	—	—	—
Other	—	—	—	0.01
Net asset value at end of period	$14.52	$14.64	$14.52	$14.64

Net investment income per share	$0.28	$0.36	$1.10	$0.70
Net increase in net assets per share	$0.34	$0.47	$1.07	$0.96
Weighted average shares of common stock outstanding for period	16,648,379	9,872,564	14,524,330	9,858,725
Shares of common stock outstanding at end of period	16,680,177	9,891,575	16,680,177	9,891,575

Financial Highlights	For the Three Months Ended September 30, or As of September 30,		For the Nine Months Ended September 30, 2015	For the Period from March 5, 2014 (Commencement of Operations) to September 30, 2014
(dollars in thousands, except per share data)	2015	2014	or As of September 30, 2015	or As of September 30, 2014
Ratios / Supplemental Data
Net asset value at beginning of period	$241,991	$142,951	$144,979	$141,572
Net asset value at end of period	$242,125	$144,796	$242,125	$144,796
Average net asset value	$241,397	$143,702	$211,251	$143,370

Total return based on net asset value per share (2)	3.2%	3.3%	8.4%	6.9%
Net asset value per share at beginning of period	$14.54	$14.49	$14.61	$14.38
Dividends distributed from net investment income per share during period	$0.36	$0.32	$1.08	$0.71
Net asset value per share at end of period	$14.52	$14.64	$14.52	$14.64

Total return based on stock price (3)	(22.3)%	(8.8%)	(25.5)%	2.2%
Stock price at beginning of period	$13.48	$16.38	$14.85	$15.00
Dividends distributed from net investment income per share during period	$0.36	$0.32	$1.08	$0.71
Stock price at end of period	$10.14	$14.61	$10.14	$14.61

Weighted average portfolio yield (4)	17.5%	14.5%	16.7%	14.4%
Coupon income (4)	10.7%	10.9%	10.8%	11.0%
Accretion of discount (4)	0.8%	0.4%	0.7%	0.3%
Accretion of end-of-term payments (4)	6.0%	3.2%	3.9%	3.1%
Impact of prepayments during the period (4)	—	—	1.3%	—

Net investment income to average net asset value (5)	7.7%	9.7%	10.1%	8.4%
Net increase in net assets to average net asset value (5)	9.4%	12.9%	9.8%	11.5%
Ratio of expenses to average net asset value (5) (6)	7.5%	12.0%	9.3%	9.3%

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

(5)	Percentage is presented on an annualized basis.

(6)	Additional financial ratios are provided below:

Ratios	For the Three Months Ended September 30, or As of September 30,		For the Nine Months Ended September 30, 2015	For the Period from March 5, 2014 (Commencement of Operations) to September 30, 2014
(Percentages, on an annualized basis)	2015	2014	or As of September 30, 2015	or As of September 30, 2014
Operating expenses excluding incentive fees to average net asset value	6.9%	8.8%	7.6%	7.3%
Income component of incentive fees to average net asset value	0.3%	2.6%	1.8%	1.4%
Capital gains component of incentive fees to average net asset value	0.3%	0.6%	(0.1)%	0.6%

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2015, the three months ended September 30, 2014, and for the period from March 5, 2014 (commencement of operations) to September 30, 2014.

Basic and Diluted Share Information	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands, except per share data)	2015	2014	September 30, 2015	September 30, 2014
Net investment income	$4,671	$3,522	$15,911	$6,946
Net increase in net assets resulting from operations	$5,715	$4,673	$15,502	$9,507
Basic and diluted average weighted shares of common stock outstanding	16,648,379	9,872,564	14,524,330	9,858,725
Basic and diluted investment income per share of common stock	$0.28	$0.36	$1.10	$0.70
Basic and diluted net increase in net assets per share of common stock	$0.34	$0.47	$1.07	$0.96

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

Information on the proceeds raised along with any related front end sales charges and associated offering costs borne by the Company, and the price at which common stock was issued by the Company, during the nine months ended September 30, 2015 and the period from March 5, 2014 (commencement of operations) to December 31, 2014, is provided in the following tables.

Issuance of Common Stock during the Nine Months Ended September 30, 2015 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Front End Sales Charges	Offering Expenses	Gross Offering Price
Public offering of common stock	3/27/2015	6,500,000	$94,575	$—	$847	$ 14.55 per share	(1)
First quarter 2015 dividend reinvestment	4/16/2015	29,234	390	—	—	$ 13.33 per share
Exercise of over-allotment option	4/24/2015	154,018	2,242	—	32	$ 14.55 per share	(1)
Second quarter 2015 dividend reinvestment	6/16/2015	34,761	449	—	—	$ 12.92 per share
Third quarter 2015 dividend reinvestment	9/16/2015	37,993	410	—	—	$ 10.80 per share
Total issuance		6,756,006	$98,066	$—	$879

Issuance of Common Stock for the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Front End Sales Charges	Offering Expenses	Gross Offering Price
Initial public offering	3/5/2014	8,333,333	$125,000	$3,750	$1,750	$ 15.00 per share
Exercise of over-allotment option	3/5/2014	1,250,000	18,750	562	—	$ 15.00 per share
Private placement	3/5/2014	257,332	3,860	—	—	$ 15.00 per share
First quarter 2014 dividend reinvestment	4/30/2014	6,038	87	—	—	$ 14.44 per share
Second quarter 2014 dividend reinvestment	6/17/2014	20,489	298	—	—	$ 14.54 per share
Third quarter 2014 dividend reinvestment	9/16/2014	22,715	329	—	—	$ 14.50 per share
Fourth quarter 2014 dividend reinvestment	12/16/2014	20,522	277	—	—	$ 13.49 per share
Special 2014 dividend reinvestment	12/31/2014	12,074	170	—	—	$ 14.11 per share
Total issuance		9,922,503	$148,771	$4,312	$1,750

(1)

In connection with this offering, the Adviser paid the underwriters a supplemental payment of approximately $0.7 million, or $0.11 per share, which reflected the difference between the public offering price and the proceeds per share received by the Company in the offering.

Prior to the Company’s initial public offering, there were 1,668 shares of common stock outstanding. As a result of the stock issuance summarized above, 16,680,177 and 9,924,171 shares of common stock were outstanding as of September 30, 2015 and December 31, 2014, respectively.

Note 11. Dividends

The Company has elected to be treated and intends to qualify annually as a RIC under Subchapter M of the Code, for U.S. federal income tax purposes, beginning with the Company’s taxable year ending December 31, 2014. In order to qualify as a RIC, among other things, the Company is required to distribute at least 90% of the Company’s net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. Additionally, the Company must distribute at least 98% of the Company’s ordinary income and 98.2% of the Company’s capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. The Company intends to distribute (or retain through a deemed distribution) all of the Company’s investment company taxable income and net capital gains to stockholders. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

The following table summarizes the Company’s cash distributions per share as authorized by the Board since March 5, 2014 (commencement of operations).

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

(1)	Represents a special dividend.
(2)

The amount of this initial dividend reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s condensed consolidated statements of operations through September 30, 2015 and September 30, 2014, respectively. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, total dividends of $1.22 per share were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for this period exceeded its distributions. As of December 31, 2014, the Company estimated it had approximately $1.2 million of remaining taxable earnings to distribute to stockholders. This “spillover” income was paid as part of the first quarter 2015 dividends. As of September 30, 2015, the Company estimated it had undistributed 2015 taxable earnings of approximately $2.4 million.

Note 12. Subsequent Events

Dividends

On November 10, 2015, the Board announced a $0.36 per share dividend, payable on December 16, 2015, to stockholders of record on November 30, 2015.

Recent Portfolio Activity

From October 1, 2015, through November 10, 2015: TPC’s direct origination platform entered into $27.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy; the Company received prepayments from two customers totaling $16.5 million of outstanding principal balance; the Company provided $5.0 million of additional growth capital loans to Virtual Instruments Corporation.

$25 Million Share Repurchase Program

Subsequent to the end of the third quarter, the Board authorized the repurchase of up to $25 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time.  Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the 1940 Act. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.  The Company expects that the program will be in effect until October 30, 2016, or until the approved dollar amount has been used to repurchase shares. The program does not require the Company to repurchase any specific number of shares and no assurance can be given that the Company will purchase shares under the program. The program may be suspended, extended, modified or discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q and will make forward-looking statements in future filings with the Securities and Exchange Commission (the “SEC”), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such sections. The information contained in this section should be read in conjunction with our condensed consolidated financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Except as otherwise specified, references to “the Company”, “we”, “us”, and “our” refer to TriplePoint Venture Growth BDC Corp. and its subsidiaries.

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
•

our ability to qualify and maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described in “Risk Factors” in our Annual Report on Form 10-K under Part I, Item 1A. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. We have elected to be treated and intend to qualify annually as a RIC under Subchapter M of the Code for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2014.

Our shares are currently listed on the New York Stock Exchange (the “NYSE”) under the symbol “TPVG”. Our 6.75% Notes due 2020 (the "2020 Notes") are currently listed on The NYSE under the symbol “TPVZ”.

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

We commenced investment activities on March 5, 2014. In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on March 5, 2014, we acquired our initial portfolio. The net consideration paid was approximately $121.7 million which reflected approximately $123.7 million of investments less approximately $2.0 million of prepaid interest and fair value of unfunded commitments. We financed the acquisition of our initial portfolio by using a portion of a $200.0 million bridge facility (the “Bridge Facility”) provided by Deutsche Bank AG, New York Branch (“Deutsche Bank”). On March 11, 2014, we completed our initial public offering and sold 9,840,655 shares of common stock (including 1,250,000 shares of common stock through the underwriters’ exercise of their overallotment option and the concurrent private placement of 257,332 shares of common stock to our Adviser’s senior team and other persons associated with TPC) at an offering price of $15.00 per share. We received $141.6 million of net proceeds in connection with the initial public offering and concurrent private placement, net of the portion of front end charges and offering costs we paid. We used a portion of these net proceeds to pay down all amounts outstanding under the Bridge Facility and terminated the Bridge Facility in conjunction with such repayment.

In February 2014, we entered into a credit agreement (our “Credit Facility”) with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements. In August 2014, we amended our Credit Facility to increase the total commitments by $50.0 million to $200.0 million in aggregate.

On March 27, 2015, we priced a public offering of 6,500,000 shares of our common stock, raising approximately $93.7 million after offering costs. On April 29, 2015, we received an additional approximately $2.2 million through the issuance of 154,018 shares of our common stock as the result of the underwriters’ partial exercise of their overallotment option.

On August 4, 2015, we completed a public offering of $50.0 million in aggregate principal amount of our 2020 Notes and received net proceeds of $48.3 million after the payment of fees and offering costs. The interest on the 2020 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. The 2020 Notes are currently listed on the NYSE under the symbol “TPVZ”.  On September 2, 2015, we issued an additional $4.6 million in aggregate principal amount of our 2020

Notes and received net proceeds of approximately $4.5 million, after the payment of fees and offering costs as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes.

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

As of September 30, 2015, we had 80 investments in 32 companies. Our investments included 44 debt investments, 29 warrant investments, and seven direct equity investments. The total cost and fair value of these investments were approximately $260.7 million and approximately $262.1 million, respectively. As of September 30, 2015, two of our customers were publicly traded. At September 30, 2015, the 44 debt investments with an aggregate fair value of approximately $248.2 million had a weighted average loan to enterprise value at the time of origination of approximately 19.4%. Excluding the debt investment to Intermodal Data, Inc. (see further discussion in “Asset Quality” section), the weighted average loan to enterprise value at the time of origination ratio was approximately 8.3%.

The following tables provide information on the cost, fair value, and net unrealized gains of our investments in companies along with the number of companies in our portfolio as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized (Losses) Gains	Number of Investments	Number of Companies
Debt investments	$249,916	$248,212	$(1,704)	44	18
Warrants	7,347	9,530	2,183	29	29
Equity investments	3,474	4,388	914	7	7
Total Investments in Portfolio Companies	$260,737	$262,130	$1,393	80	32	*

	As of December 31, 2014
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains	Number of Investments	Number of Companies
Debt investments	$247,285	$247,609	$324	46	17
Warrants	6,700	7,291	591	26	26
Equity investments	2,500	3,071	571	4	4
Total Investments in Portfolio Companies	$256,485	$257,971	$1,486	76	27	*

*	Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Wireless Communications Equipment	$55,269	21.1%
Database Software	33,148	12.6
Network Systems Management Software	24,053	9.2
Business Applications Software	21,426	8.2
E-Commerce - Household Goods	21,218	8.1
Biofuels / Biomass	20,986	8.0
E-Commerce - Clothing and Accessories	20,697	7.9
E-Commerce - Personal Goods	11,902	4.5
General Media and Content	11,553	4.4
Data Storage	10,986	4.2
Entertainment	10,943	4.2
Travel and Arrangement / Tourism	7,210	2.8
Financial Institution and Services	4,976	1.9
Communications software	4,976	1.9
Software Development Tools	1,000	0.4
Specialty Retailers	558	0.2
Medical Device and Equipment	556	0.2
Travel and Leisure	287	0.1
Multimedia / Streaming Software	166	0.1
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Business to Business Marketplace	40	*
Total investments in portfolio companies	$262,130	100.0%

	As of December 31, 2014
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Wireless Communications Equipment	$38,123	14.8%
Medical Device and Equipment	30,372	11.8
E-Commerce - Clothing and Accessories	21,950	8.5
Database Software	21,830	8.5
E-Commerce - Household Goods	20,621	8.0
Biofuels / Biomass	20,535	8.0
Business Applications Software	19,807	7.7
Network Systems Management Software	15,920	6.2
Data Storage	15,458	6.0
Medical Software and Information Services	15,117	5.9
General Media and Content	14,752	5.7
Entertainment	10,545	4.1
Travel and Arrangement / Tourism	9,680	3.8
E-Commerce - Personal Goods	1,737	0.7
Software Development Tools	1,000	0.4
Travel and Leisure	293	0.1
Multimedia / Streaming Software	125	*
Advertising / Marketing	106	*
Total investments in portfolio companies	$257,971	100.0%

*	Less than 0.05%.

The following table presents the product type of our debt investments as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$244,334	98.4%
Equipment loan	3,015	1.2
Equipment financings	863	0.3
Total debt investments	$248,212	100.0%

	As of December 31, 2014
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$246,311	99.5%
Equipment financings	1,298	0.5
Total debt investments	$247,609	100.0%

Approximately 35.5% and 20.5% of the debt investments in our portfolio as of September 30, 2015 and December 31, 2014, respectively, based on the aggregate fair value, consisted of growth capital loans where the borrower has a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien.

Investment Activity

During the three months ended September 30, 2015, we entered into commitments with four new customers totaling $86.0 million, funded six debt investments for approximately $53.1 million in principal value and acquired warrants representing approximately $0.7 million of value. During the nine months ended September 30, 2015, we entered into eight new commitments with six new customers and two existing customers totaling $143.5 million, funded nine debt investments for approximately $70.6 million in principal value, acquired warrants representing approximately $1.6 million of value, exercised warrants to equity with a cost basis of approximately $0.2 million in one company, and made two equity investments of approximately $0.7 million. During the three months ended September 30, 2014, we entered into three new commitments with two new customers and one existing customer totaling $19.5 million, funded nine debt investments for approximately $39.8 million in principal value, acquired warrants representing approximately $0.9 million of value and made an equity investment of approximately $0.2 million. During the period from March 5, 2014 (commencement of operations) to September 30, 2014, we entered into nine new commitments with seven new customers and two existing customers totaling $122.0 million, funded 25 debt investments for approximately $118.9 million in principal value, acquired warrants representing approximately $2.5 million of value, and made two equity investments totaling approximately $0.5 million.

During the three months ended September 30, 2015, we had no prepayments from any of our portfolio companies. During the nine months ended September 30, 2015, we had prepayments from four of our portfolio companies for approximately $56.9 million in principal value. We had no prepayments during the three months ended September 30, 2015, the three months ended September 30, 2014 or for the period from March 5, 2014 (commencement of operations) to September 30, 2014.

As of September 30, 2015, our unfunded commitments to nine companies totaled approximately $170.4 million as compared to $211.0 million as of December 31, 2014 to eleven companies. During the three and nine months ended September 30, 2015, $0 and $40.0 million, respectively in unfunded commitments were terminated, $10.0 million and $73.5 million, respectively, in unfunded commitments expired and approximately $53.1 million and approximately $70.6 million, respectively, were funded. The following table provides additional information on our unfunded commitments regarding milestones, expirations, the companies’ industries, and types of loans.

	As of September 30, 2015	As of December 31, 2014
Unfunded Commitments (dollars in thousands)	Principal Balance	Principal Balance
Dependent on milestones	$22,000	$40,500

Expiring during
2015	20,000	103,500
2016	125,436	107,500
2017	25,000	—

Technology-related companies	150,436	201,000
Non-technology related companies	20,000	10,000

Growth capital loans	167,500	206,000
Equipment financings	2,936	—
Revolving loans	—	5,000

Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for our company. We generally expect approximately 75% of our gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of September 30, 2015 and December 31, 2014, the fair value for these unfunded commitments totaled approximately $1.1 million and $2.1 million, respectively, and was included in “other accrued expenses and liabilities” in our condensed consolidated statements of assets and liabilities.

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three and nine months ended September 30, 2015, the three months ended September 30, 2014 and for the period from March 5, 2014 (commencement of operations) to September 30, 2014.

Commitments and Fundings Since Acquisition of Initial Portfolio	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period From March 5, 2014 (Commencement of Operations) to
(dollars in thousands)	2015	2014	September 30, 2015	September 30, 2014
Debt Commitments
New customers	$86,000	$17,000	$111,000	$114,500
Existing customers	—	2,500	7,500	7,500
Previous customers	—	—	25,000	—
Total	$86,000	$19,500	$143,500	$122,000

Funded Debt Investments	$53,064	$39,754	$70,564	$118,931

Equity Investments	$—	$250	$750	$500

Non-Binding Term Sheets	$115,500	$177,000	$250,000	$259,500

On September 29, 2015, we acquired $60.0 million in U.S. Treasury bills which were sold on October 1, 2015. On December 30, 2014, we acquired $50.0 million in U.S. Treasury bills which were sold on January 2, 2015.

Asset Quality

Consistent with TPC’s existing policies, our Adviser maintains a credit watch list with borrowers placed into five groups based on our Adviser’s senior investment team’s judgment, where 1 is the highest rating and new loans are generally assigned a rating of 2.

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

As of September 30, 2015 and December 31, 2014, the weighted average investment ranking of our debt investment portfolio was 2.10 and 2.06, respectively. We downgraded the debt investments to Virtual Instruments Corporation with a principal balance of $20.9 million from White (2) to Yellow (3). We continue to monitor the company and there can be no assurance that further rating adjustments will not occur based on subsequent events and conditions. Other downgrades during the nine months ended September 30, 2015 included the debt investments that were initially to Coraid, Inc., which were assumed by Intermodal Data, Inc. as part of the foreclosure agreement it entered into to purchase certain assets and assume the outstanding obligations owed to us. The debt investment to Intermodal Data, Inc. was ranked as Orange (4) as of September 30, 2015. The following table shows the credit rankings for the 18 and 17 portfolio companies that had outstanding obligations to us as of September 30, 2015 and December 31, 2014, respectively.

	As of September 30, 2015
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$29,936	12.1%	1
White (2)	173,624	69.9	14
Yellow (3)	33,666	13.6	2
Orange (4)	10,986	4.4	1
Red (5)	—	—	—
	$248,212	100.0%	18

	As of December 31, 2014
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$10,503	4.2%	1
White (2)	212,445	85.8	14
Yellow (3)	24,661	10.0	2
Orange (4)	—	—	—
Red (5)	—	—	—
	$247,609	100.0%	17

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

Since we commenced operations on March 5, 2014, the results of operations for the period ended September 30, 2014 represents only 210 days of operations, as compared to 273 days for the nine months ended September 30, 2015, which accounts for most of the differences in operating results over these two periods.

As summarized in the table below, for the three months ended September 30, 2015, our net increase in net assets resulting from operations was approximately $5.7 million, which was comprised of approximately $4.7 million of net investment income and approximately $1.0 million of net unrealized gains. On a per share basis, net investment income was $0.28 per share and the net increase in net assets from operations was $0.34 per share. Our core net investment income for the three months ended September 30, 2015 was approximately $4.9 million, or $0.29 per share. For the three months ended September 30, 2014, our net increase in net assets resulting from operations was approximately $4.7 million, which was comprised of approximately $3.5 million of net investment income and approximately $1.2 million of net unrealized gains. On a per share basis, net investment income was $0.36 per share and the net increase in net assets from operations was $0.47 per share. Our core investment income for the three months ended September 30, 2014 was approximately $3.8 million, or $0.38 per share.

Our investment and other income increased by $1.4 million during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, as the result of an increase in the average portfolio balance and an increase in yield mainly due to the accretion of EOT payments. During the same period, operating expenses increased slightly by $0.2 million. The higher base management fees (due to higher asset balance) of $0.6 million and higher interest expense of $0.3 million (primarily due to the issuance of 2020 Notes) was partially offset by the $0.8 million decrease in income and capital gains incentive fees due to the lower returns during the three months ended September 30, 2015. Net investment income and core net investment income increased during the same period for the reasons noted above.

There were no realized gains or losses during the three months ended September 30, 2015 and we reported approximately $1.0 million in net change in unrealized gains. The net change in unrealized gains included $1.2 million of unrealized gain on anticipated early loan prepayment which occurred on October 2, 2015. For the three months ended September 30, 2014 no capital gains were realized and we reported approximately $1.2 million in net change in unrealized gains. Our net increase in net assets from operations increased for the reasons noted above.

As summarized in the table below, for the nine months ended September 30, 2015, our net increase in net assets resulting from operations was approximately $15.5 million, which was comprised of approximately $15.9 million of net investment income, partially offset by approximately $0.3 million of net realized losses and approximately $0.1 million of net unrealized losses. On a per share basis, net investment income was $1.10 per share and the net increase in net assets from operations was $1.07 per share. Our core net investment income for the nine months ended September 30, 2015 was approximately $15.8 million, or $1.09 per share. For the period from March 5, 2014 (commencement of operations) to September 30, 2014 increase in net assets resulting from operations was approximately $9.5 million, consisting of approximately $6.9 million in net investment income and approximately $2.6 million in net change in unrealized gains on investments. On a per share basis, net investment income was $0.70 per share and the net change in net assets from operations was $0.96 per share. Our core net investment income for the same period was approximately $7.5 million, or $0.76 per share.

Our investment and other income increased by $16.0 million during the nine months ended September 30, 2015, as compared to the period from March 5, 2014 (commencement of operations) to September 30, 2014 primarily due to the increase in average portfolio balance and higher prepayment activity in the first two quarters of 2015. The year-on-year fluctuations were also due to the lower number of days of operations in 2014. Operating expenses also increased by $7.0 million during the same period as the result of $3.5 million in higher fees (due to higher asset balance and higher returns), $2.2 million in higher interest expense (due to higher outstanding average balances and issuance of 2020 Notes in the third quarter of 2015), a $0.8 million increase in general and administrative expenses primarily due to the difference in number of days of operations in 2014 and a $0.5 million increase in administration agreement expenses. Net investment income and core net investment income increased during the same period for the reasons noted above.

Net realized losses were approximately $0.3 million for the nine months ended September 30, 2015 due to the losses on warrants of one portfolio company. There were no realized gains or losses during any period in 2014. Net change in unrealized losses during the nine months ended September 30, 2015, were $0.1 million as compared to a gain of $2.6 million during the period from March 5, 2014 (commencement of operations) to September 30, 2014. These have been discussed in more detail in the tables below. Our net increase in net assets from operations increased for the reasons noted above.

The table below presents our statements of operations for the three and nine months ended September 30, 2015, for the three months ended September 30, 2014, and for the period from March 5, 2014 (commencement of operations) to September 30, 2014.

Net Increase in Net Assets	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands, except per share amounts)	2015	2014	September 30, 2015	September 30, 2014
Investment and Other Income
Interest income from investments	$9,184	$7,802	$28,832	$14,504
Other income
Expiration / termination of unfunded commitments	45	—	1,383	9
Other fees	16	56	444	143
Total Investment and Other Income	9,245	7,858	30,659	14,656

Operating Expenses
Base management fee	1,490	850	4,053	1,668
Income incentive fee	170	938	2,907	1,157
Capital gains incentive fee	209	230	(81)	512
Interest expense and amortization of fees	1,656	1,370	4,494	2,300
Administration agreement expenses	417	344	1,194	737
General and administrative expenses	632	604	2,181	1,336
Total Operating Expenses	4,574	4,336	14,748	7,710

Net investment income	4,671	3,522	15,911	6,946
Net realized losses	—	—	(317)	—
Net change in unrealized (losses) gains on investments	1,044	1,151	(92)	2,561
Net Increase in Net Assets Resulting from Operations	$5,715	$4,673	$15,502	$9,507

Core net investment income per share	$0.29	$0.38	$1.09	$0.76
Net investment income per share	0.28	0.36	1.10	0.70
Net increase in net assets per share	0.34	0.47	1.07	0.96
Weighted average shares of common stock outstanding	16,648,379	9,872,564	14,524,330	9,858,725

The table below reconciles generally accepted accounting principles in the United States of America ("GAAP”) net income to core net investment income for the three and nine months ended September 30, 2015, the three months ended September 30, 2014, and for the period from March 5, 2014 (commencement of operations) to September 30, 2014. Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fees. We believe an important measure of the investment income that we will be required to distribute each year is core net investment income as capital gains incentive fees are accrued based on unrealized gains but are not earned until realized gains occur. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. During the three and nine months ended September 30, 2015, the three months ended September 30, 2014, and during the period from March 5, 2014 (commencement of operations) to September 30, 2014, no net capital gains were realized and thus no capital gains incentive fee was earned and was payable. For the three and nine months ended September 30, 2015, we reported approximately $1.0 million in net unrealized gains and $0.1 million in net unrealized losses, respectively. We accrued approximately $0.2 million of capital gains incentive fee during the three months ended September 30, 2015. We reversed previously accrued capital gains incentive fees of approximately $0.1 million during the nine months ended September 30, 2015. For the three months ended September 30, 2014 and for the period from March 5, 2014 (commencement of operations) to September 30, 2014, we reported approximately $1.2 million and $2.6 million, respectively, in net unrealized gains and accrued approximately $0.2 million and $0.5 million, respectively, in capital gains incentive fee.

Net Investment Income and Core Net Investment Income (dollars in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
	2015	2014	September 30, 2015	September 30, 2014
Net Investment Income	$4,671	$3,522	$15,911	$6,946
Capital gains incentive fee	209	230	(81)	512
Core Net Investment Income	$4,880	$3,752	$15,830	$7,458

Net Investment Income per Share	$0.28	$0.36	$1.10	$0.70
Capital gains incentive fee per share	0.01	0.02	(0.01)	0.06
Core Net Investment Income per Share	$0.29	$0.38	$1.09	$0.76

Investment income includes interest income on our debt investments utilizing the effective yield method and includes cash interest income as well as the amortization of purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the EOT payments. For the three and nine months ended September 30, 2015, investment income totaled approximately $9.2 million and approximately $28.8 million, respectively, representing a weighted average portfolio yield of approximately 17.5% and 16.7%, respectively, on debt investments for the periods held. For the three months ended September 30, 2014 and for the period from March 5, 2014 (commencement of operations) to September 30, 2014, investment income totaled approximately $7.8 million and $14.5 million, respectively, representing a weighted average portfolio yield of approximately 14.5% and 14.4%, respectively, on debt investments for the periods held.

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

The following table provides the weighted average portfolio yield on our portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrants received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments.

	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
Portfolio Yield (1)	2015	2014	September 30, 2015	September 30, 2014
Weighted average portfolio yield	17.5%	14.5%	16.7%	14.4%
Coupon income	10.7%	10.9%	10.8%	11.0%
Accretion of discount	0.8%	0.4%	0.7%	0.3%
Accretion of end-of-term payments	6.0%	3.2%	3.9%	3.1%
Impact of prepayments during the period	—	—	1.3%	—

(1)

The yields for periods shown are the annualized rates of interest income or the components of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

The yield on our portfolio, excluding the impact of prepayments was approximately 17.5% and 15.4%, respectively, for the three and nine months ended September 30, 2015. There were no prepayments during the three months ended September 30, 2015 and there were prepayments in the first half of 2015. There were no prepayments during the three months ended September 30, 2014 or during the period from March 5, 2014 (commencement of operations) to September 30, 2014. The yields on our portfolio are dependent on fundings and the performance of our loans including prepayments.

For the three months ended September 30, 2015, we recognized approximately $61 thousand in other income consisting of approximately $45 thousand due to the termination or expiration of unfunded commitments and approximately $16 thousand from amortization of certain fees paid by companies and miscellaneous income. For the nine months ended September 30, 2015, we recognized approximately $1.8 million in other income consisting of $1.4 million due to the termination or expiration of unfunded commitments and approximately $0.4 million from amortization of certain fees paid by companies and miscellaneous income. For the three months ended September 30, 2014 and for the period from March 5, 2014 (commencement of operations) to September 30, 2014, we recognized approximately $56 thousand and $152 thousand, respectively, in other income from certain fees paid by companies and the recognition of the value of unfunded commitments that expired during these periods, and other miscellaneous income.

Total operating expenses comprising of base management and incentive fees, interest expense, administrative agreement expenses, and general and administrative expenses are summarized in the statement of operations table above. In determining the base management fee, our Adviser had agreed not to include the U.S. Treasury bill assets acquired at the end of each of the quarters of 2014 and at the end of the third quarter of 2015 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will decrease over time as our portfolio and capital base grow. We expect management fees will increase as we grow our asset base and our earnings exceed the hurdle rate for the investment income incentive fee. Capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expense will increase as we utilize more of our Credit Facility, and we expect fees per the administrative agreement and general and administrative agreements will increase to meet the additional requirements associated with servicing a larger portfolio.

There were no realized gains or losses during the three months ended September 30, 2015 and $0.3 million of realized losses during the nine months ended September 30, 2015 and no realized gains or losses for the three months ended September 30, 2014 and for the period from March 5, 2014 (commencement of operations) to September 30, 2014.

Net Change in Unrealized Gains (Losses)	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands)	2015	2014	September 30, 2015	September 30, 2014
Debt investments	$1,210	$306	$(2,030)	$1,028
Warrants	47	(60)	1,594	629
Equity investments	(211)	571	343	571
Short-term investments	(2)	—	1	(1)
Unfunded commitments	—	334	—	334
Net change in unrealized gains (losses)	$1,044	$1,151	$(92)	$2,561

The table above summarized our net change in unrealized gains (losses) on investments, which was primarily due to changes in fair value. Net change in unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and many other factors.

Net unrealized gains on investments as of September 30, 2015 were approximately $1.4 million, or $0.08 per share. Net unrealized gains on investments as of December 31, 2014 were approximately $1.5 million, or $0.15 per share.  The table below summarizes the unrealized gains and losses in our investments in portfolio companies as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015
Unrealized Gains and Losses (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Unrealized gains	$1,984	$2,717	$914	$5,615
Unrealized losses	(3,688)	(534)	—	(4,222)
Net unrealized (losses) gains	$(1,704)	$2,183	$914	$1,393

	As of December 31, 2014
Unrealized Gains and Losses (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Unrealized gains	$672	$1,265	$571	$2,508
Unrealized losses	(348)	(674)	—	(1,022)
Net unrealized gains	$324	$591	$571	$1,486

In addition to the unrealized gains and losses in our investments in portfolio companies as of September 30, 2015 and December 31, 2014 summarized in the tables above, there were unrealized losses on U.S. Treasury bills of approximately $2 thousand and $3 thousand, respectively.

The table below summarizes our return on average total assets and return on average net asset value for the three and nine months ended September 30, 2015, three months ended September 30, 2014, and for the period from March 5, 2014 (commencement of operations) to September 30, 2014.

Returns on Net Asset Value and Total Assets	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands)	2015	2014	September 30, 2015	September 30, 2014
Net investment income	$4,671	$3,522	$15,911	$6,946
Net increase in net assets	5,715	4,673	15,502	9,507

Average net asset value	241,397	143,702	211,251	143,370
Average total assets	316,943	241,601	305,048	203,083

Net investment income to average net asset value (1)	7.7%	9.7%	10.1%	8.4%
Net increase in net assets to average net asset value (1)	9.4%	12.9%	9.8%	11.5%

Net investment income to average total assets (1)	5.8%	5.8%	7.0%	5.9%
Net increase in net assets to average total assets (1)	7.2%	7.7%	6.8%	8.1%

(1)	Percentage is presented on an annualized basis.

The average net asset values and the average total assets are computed based on daily balances.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Valuation of investments, income recognition, realized / unrealized gains or losses, management fees and U.S. federal income taxes are considered to be our critical accounting policies and estimates. These, unless changed, have been disclosed under “Significant Accounting Policies” in the notes to consolidated financial statements described in our Annual Report on Form 10-K filed with the SEC on March 18, 2015 and any changes are disclosed in this quarterly report.

Liquidity and Capital Resources

During the nine months ended September 30, 2015, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $9.9 million. Cash provided by financing activities, including net proceeds from issuance of common stock and net proceeds from issuance of 2020 Notes, net of repayment of borrowings and dividend distributions, was approximately $30.1 million. As of September 30, 2015, cash, including restricted cash, was approximately $50.4 million.

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

For the period from March 5, 2014 (commencement of operations) to September 30, 2014, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $234.1 million. Cash provided by financing activities, including net proceeds from issuance of common stock and net borrowings, offset by dividend distributions, was approximately $241.6 million. As of September 30, 2014, cash, including restricted cash, was approximately $9.9 million.

As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending our Credit Facility, or the issuance of additional shares of our common stock or debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted.

Contractual Obligations

In February 2014, we entered into a credit agreement with Deutsche Bank, acting as administrative agent, and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements. In August 2014, we amended our Credit Facility to increase the total commitments available there-under by $50.0 million to $200.0 million in aggregate, subject to borrowing base requirements.

As of September 30, 2015 and December 31, 2014, we had outstanding borrowings of $14.0 million and $118.0 million, respectively, under our Credit Facility, which is included in the condensed consolidated statements of assets and liabilities. We had $186.0 million and $82.0 million of remaining capacity on our Credit Facility as of September 30, 2015 and December 31, 2014, respectively.

On August 4, 2015, we completed a public offering of $50.0 million in aggregate principal amount of our 2020 Notes and received net proceeds of $48.3 million after the payment of fees and offering costs. The interest on the 2020 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. The 2020 Notes are currently listed on the NYSE under the symbol “TPVZ”. On September 2, 2015, we issued an additional $4.6 million in aggregate principal amount of our 2020 Notes and received net proceeds of approximately $4.5 million after the payment of fees and offering costs as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes.

The tables below provide a summary of when payments are due under our Credit Facility and 2020 Notes as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015
Payments Due By Period (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$14,000	$—	$14,000	$—	$—
2020 Notes	54,625	—	—	54,625	—
Total	$68,625	$—	$14,000	$54,625	$—

	As of December 31, 2014
Payments Due By Period (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$118,000	$—	$118,000	$—	$—
Total	$118,000	$—	$118,000	$—	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of September 30, 2015 and December 31, 2014, our unfunded commitments to nine companies and eleven companies totaled approximately $170.4 million and $211.0 million, respectively. The following table provides additional information on our unfunded commitments regarding milestones, expirations, the obligors’ industries, and types of loans.

	As of September 30, 2015	As of December 31, 2014
Unfunded Commitments (dollars in thousands)	Principal Balance	Principal Balance
Dependent on milestones	$22,000	$40,500

Expiring during
2015	20,000	103,500
2016	125,436	107,500
2017	25,000	—

Technology-related companies	150,436	201,000
Non-technology related companies	20,000	10,000

Growth capital loans	167,500	206,000
Equipment financings	2,936	—
Revolving loans	—	5,000

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

As of September 30, 2015, we had a payable of approximately $60.0 million due October 1, 2015, for the acquisition of U.S. Treasury bills. On October 1, 2015, we sold the U.S. Treasury bills and settled the payable in full. As of December 31, 2014, we had a payable of approximately $50.0 million due January 2, 2015, for the acquisition of U.S. Treasury bills. On January 2, 2015, we sold the U.S. Treasury bills and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received during the three months ended September 30, 2015. As of September 30, 2015 and December 31, 2014, the outstanding obligations totaled approximately $2.0 million and $4.6 million, respectively.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2015 and December 31, 2014, our off-balance sheet arrangements consisted of approximately $170.4 million and $211.0 million, respectively, of unfunded commitments, of which $22.0 million and $40.5 million, respectively, was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company.

The table below provides our unfunded commitments by customer as of September 30, 2015 and December 31, 2014.

Unfunded Commitments	As of September 30, 2015	As of December 31, 2014
(dollars in thousands)	Principal Balance	Principal Balance
Birchbox, Inc.	$15,000	$—
Birst, Inc.	22,500	22,500
Cambridge Broadband Network Limited	—	1,000
CipherCloud, Inc.	25,000	30,000
Dollar Shave Club, Inc.	20,000	—
Inspirato LLC	—	10,000
Jasper Technologies, Inc.	20,000	—
MapR Technologies, Inc.	2,936	—
Medallia, Inc.	20,000	20,000
Mind Candy Limited	—	15,000
Nutanix, Inc.	—	20,000
Optoro, Inc.	25,000	—
Shazam Entertainment Limited	20,000	20,000
SimpliVity Corporation	—	30,000
Tintri, Inc.	—	35,000
Virtual Instruments Corporation	—	7,500
Total	$170,436	$211,000

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into an investment advisory agreement, dated February 18, 2014, with our Adviser. Certain of our officers are also principals of the Adviser.
•

We have entered into an administration agreement, dated February 18, 2014 (the “Administration Agreement”), with our Administrator. Pursuant to the terms of the Administration Agreement, our Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Certain of our officers are also principals of the Administrator.

•	We have entered into a license agreement with TPC pursuant to which TPC has agreed to grant us a non-exclusive, royalty-free license to use the name “TriplePoint.”

We have also adopted a Code of Ethics which applies to our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the NYSE corporate governance listing standards, the Audit Committee of our board of directors (the “Board”) is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Recent Developments

Dividends

On November 10, 2015, our Board announced a $0.36 per share dividend, payable on December 16, 2015, to stockholders of record on November 30, 2015.

Recent Portfolio Activity

From October 1, 2015, through November 10, 2015: TPC’s direct origination platform entered into $27.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy; we received prepayments from two customers totaling $16.5 million of outstanding principal balance; we provided $5.0 million of additional growth capital loans to Virtual Instruments Corporation.

$25 Million Share Repurchase Program

Subsequent to the end of the third quarter, our Board authorized the repurchase of up to $25 million of our common stock at prices below our net asset value per share as reported in our most recent financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time.  Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.  We expect that the program will be in effect until October 30, 2016, or until the approved dollar amount has been used to repurchase shares. The program does not require us to repurchase any specific number of shares and no assurance can be given that we will purchase shares under the program. The program may be suspended, extended, modified or discontinued at any time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings and in the relative values of our portfolio that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a change in market interest rates will not have a material adverse effect on our net investment income. Because a majority of our loans in our existing portfolio, as of September 30, 2015, have a fixed interest rate, the fair values of these loans may fluctuate from changes in market interest rates.

As of September 30, 2015, a majority of the debt investments (approximately 77%) in our portfolio bore interest at fixed rates with approximately $57.8 million in principal balance of loans outstanding subject to floating interest rates, all of which have interest rate floors. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Credit Facility bears interest at a floating rate. As a result, our future earnings may be negatively affected when interest rates rise. Our 2020 Notes bear interest at a fixed rate. Based on our September 30, 2015 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure.

Change in Interest Rates (dollars in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$1,758	$(426)	$1,332
Up 200 basis points	$1,172	$(284)	$888
Up 100 basis points	$586	$(142)	$444
Up 50 basis points	$293	$(71)	$222
Down 25 basis points	$—	$29	$29

This analysis is indicative of the potential impact on our investment income as of September 30, 2015, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2015, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2015, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated there-under.

During the three months ended September 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2014 filed with Securities and Exchange Commission on March 18, 2015, which are incorporated into this report on Form 10-Q and could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: November 10, 2015	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 10, 2015	By:	/s/ Harold F. Zagunis
Harold F. Zagunis, Chief Financial Officer (Principal Financial and Accounting Officer)