Form 10-K
period 2015-12-31
TriplePoint Venture Growth BDC Corp.
filed 2016-03-14
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

(Address of principal executive office)

(650) 854-2090

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 6.25% Notes due 2020	The New York Stock Exchange The New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2015 based on the closing price on that date of $13.48 on the New York Stock Exchange was $222.3 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 16,302,036 shares of the Registrant’s common stock outstanding as of March 11, 2016.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2016 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

TRIPLE POINT VENTURE GROWTH BDC CORP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company, or “BDC,” under the Investment Company Act of 1940, as amended, or the “1940 Act.” We also have elected to be treated, and intend to qualify annually thereafter, as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code of 1986, as amended, or the “Code,” for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended, or the “JOBS Act.” For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

We were formed to expand the venture growth stage business segment of TPC’s investment platform and are the primary vehicle through which TPC focuses its venture growth stage business. Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending with warrants to venture growth stage companies focused in technology, life sciences and other high growth industries which are backed by TPC’s select group of leading venture capital investors.

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

We commenced investment activities on March 5, 2014. In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on March 5, 2014, we acquired our initial portfolio. The net consideration paid was approximately $121.7 million which reflected approximately $123.7 million of investments less approximately $2.0 million for the prepaid interest, and the fair value of unfunded commitments. We financed the acquisition of our initial portfolio by using a portion of a $200.0 million credit facility (the “Bridge Facility”) provided by Deutsche Bank AG, New York Branch (“Deutsche Bank”). On March 11, 2014, we completed our initial public offering and sold 9,840,665 shares of common stock (including 1,250,000 shares of common stock through the underwriters’ exercise of their overallotment option and the concurrent private placement of 257,332 shares of common stock to our Adviser’s senior investment team and other persons associated with TPC) of our common stock at an offering price of $15.00 per share. We received $141.6 million of net proceeds in connection with the initial public offering and concurrent private placement, net of the portion of underwriting fees and offering costs we paid. We used these net proceeds to pay down all amounts outstanding under the Bridge Facility and terminated the Bridge Facility in conjunction with such repayment. On March 27, 2015, we priced a public offering of 6,500,000 shares of our common stock, raising approximately $93.7 million after offering costs. On April 29, 2015, we received an additional approximately $2.2 million through the issuance of 154,018 shares of our common stock as the result of underwriters’ partial exercise of their overallotment option. Offering costs of approximately $0.9 million were borne by us and charged against paid-in capital. The Adviser paid approximately $3.7 million, which represents a portion of the market price discount and all of the underwriting sales load, which amount is not subject to recoupment from us.

In February 2014, we entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements (“Credit Facility”). In August 2014, we amended the Credit Facility to increase the total commitments by $50.0 million to $200.0 million in aggregate. Effective as of a January 2016 amendment to the Credit Facility, borrowings under the Credit Facility bear interest at the sum of (i) the commercial paper rate for certain specified lenders and 30-day LIBOR for other lenders or, if LIBOR is unavailable, the higher of Deutsche Bank’s commercial lending rate or the Federal Funds Rate plus 0.50% plus (ii) a margin of 3.0% during the Credit Facility’s revolving period. The revolving period under the amended Credit Facility expires in February 2018.

On August 4, 2015, we completed a public offering of $50.0 million in aggregate principal amount of our 6.75% Notes due 2020 (the "2020 Notes") and received net proceeds of $48.3 million after the payment of fees and offering costs. The interest on the 2020 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. The 2020 Notes are currently listed on the New York Stock Exchange (“NYSE”) under the symbol “TPVZ”. The 2020 Notes were issued in integral principal amount multiples ("units") of $25.  On September 2, 2015, we issued an additional $4.6 million in aggregate principal amount of our 2020 Notes and received net proceeds of approximately $4.5 million after the payment of fees and offering costs as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes.

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

In February 2014, our Adviser entered into a staffing agreement with TPC (the “Staffing Agreement”), under which TPC has made and will continue to make, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by TPC’s co-founders, Messrs. James P. Labe and Sajal K. Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. TPC is obligated under the Staffing Agreement to allocate investment opportunities among its affiliates fairly and equitably over time in accordance with its allocation policy. Our Adviser is responsible for determining if we will participate in deal flow generated by TPC. Our Adviser takes advantage of the significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and hands-on portfolio management and investment monitoring capabilities of TPC’s senior investment team.

Our Adviser

Our investment activities are managed by our Adviser, which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the “Advisers Act” and is a subsidiary of TPC. Our Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and diligencing our investments and monitoring our investment portfolio on an ongoing basis. Our Adviser was organized in August 2013 and, pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), we pay our Adviser a base management fee and an incentive fee for its services. Our Adviser has retained Mr. Carl M. Rizzo to act as its Chief Compliance Officer under the terms of an agreement between our Adviser and Alaric Compliance Services LLC. For information regarding our Adviser, see “Business—Management Agreements—Investment Advisory Agreement” and “Notes to Consolidated Financial Statements—Related Party Agreements and Transactions—Investment Advisory Agreement.”

Our Administrator

Our administrative functions are provided by our Administrator. Our Administrator is responsible for furnishing us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. In February 2014, we entered into an administration agreement with our Administrator, or the “Administration Agreement,” under which we pay our Administrator an amount equal to our allocable portion (subject to the review of our Board) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs associated with performing compliance and financial reporting functions. For information regarding our Administrator, see “Management Agreements—Administration Agreement” and “Notes to Consolidated Financial Statements—Related Party Agreements and Transactions—Administration Agreement.”

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

For many venture capital-backed companies, we believe that the venture growth stage is generally the point in their lifecycle at which they begin operational and financial preparations for a liquidity event, such as an initial public offering or private sale. We believe these investments provide us with a stable, fixed-income revenue stream along with the potential for equity-related gains on a risk-adjusted basis. We invest opportunistically in venture capital-backed companies at other lifecycle stages of development when our Adviser’s senior investment team believes that they present an attractive investment opportunity for us, subject to our compliance with applicable requirements under the 1940 Act.

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

Investment Structure

We offer a full range of creative, flexible and customized secured financing products which may include a combination of an initial facility fee, interest and principal payments, end-of-term payments, warrants and/or equity investment rights. Although the general components for each type of our debt financing products are substantially the same, we select and customize the specific debt financing product on a case-by-case basis based on our

Adviser’s senior investment team’s experience and their analysis of a prospective borrower, its financing needs and its intended use of the proceeds from our debt financing product. For example, the type of debt financing transaction, the total repayment period, the interest-only period, the amortization period, the collateral position, the warrant coverage and the overall yield-to-maturity may vary. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to their expertise and the revenue profile, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. Our debt financing products are typically structured as lines of credit, whereby a prospective borrower may be required to draw some of the commitment amount at close but may have up to 18 months from document execution to access the debt financing capital and in limited cases future advances may be subject to certain predetermined performance milestones.

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

•

Unlevered yield-to-maturity generally ranging from 10% to 18%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a payment-in-kind (“PIK”) interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan. A meaningful portion of the difference between our yield-to-maturity and the stated interest rate on the loan is recognized as non-cash income until it is paid;

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

Warrants

In connection with our secured loans, we generally receive warrants to acquire preferred or common stock in a venture growth stage company typically at the same price per share paid by the company’s venture capital investors in its last round of equity financing, a recent valuation of the venture growth stage company as determined by a third-party or in its next round of equity financing. As a venture growth stage company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our warrants and in conjunction with either a sale of the company or in connection with or following an initial public offering, we achieve additional investment returns and realized gains from the exercise of these warrants and the sale of the underlying stock. Warrants granted in connection with our secured loans are typically based on a percentage of the committed loan amount, are treated as original issue discount (“OID”) and may be earned at document execution and/or as the loan is funded. Warrant coverage generally ranges from 2% to 10% of the committed loan amount.

Direct Equity Investments

In connection with our secured loans, we may obtain equity investment rights that allow us to invest in a venture growth stage company’s current or next round of private equity financing on the same terms and conditions as the company’s venture capital investors and/or other equity investors in the round. As a venture growth stage company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our direct equity investments and in conjunction with either a sale of the company or in connection with or following an initial public offering, we achieve additional investment returns and realized gains from the sale of the underlying stock. These equity investment rights typically range from $100,000 to $5 million in size (generally not exceeding 5% of the company’s total equity), although we are under no obligation to make any such investment. Typically, these are passive investments (we do not take a board of directors seat in the company) but can be strategically valuable and beneficial as an enhancement to our relationship with the venture growth stage company and to our economic return by generating meaningful return on capital committed.

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

•

receiving acquisition offers from strategic or other financial investors or undertaking an initial public offering, given their large and growing market opportunities, the stage of development of their underlying technology and products and their financial profile; or

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

Our Adviser’s Investment Committee is comprised of Messrs. Labe and Srivastava. Some or all of the members of our Adviser’s senior investment team are asked to attend the Investment Committee meeting and are asked for a “vote,” which the Investment Committee members use as a factor in the formal Investment Committee vote. The Investment Committee meets weekly and more frequently on an as-needed basis. The applicable Originations and Investment and Credit Analysis professional presents the transaction, results of the professional’s diligence review and credit analysis and the professional’s recommendations to the Investment Committee. During the presentation, Investment Committee members typically ask questions, ask for clarifications, state opinions and assessments and make other comments. When there are no further questions and the discussions have concluded, the Investment Committee holds a vote and approves the proposed transaction if it receives unanimous consent from all of the Investment Committee members. In certain situations, the Investment Committee may ask the Originations and Investment and Credit Analysis professional to perform additional analysis and resubmit the transaction at a later Investment Committee meeting. No single criterion determines a decision to invest. The Investment Committee members weigh all the factors, both qualitative and quantitative, when making an investment decision. Our Adviser has the discretion to modify the members of the Investment Committee and its approval process at any time without our consent.

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

Each of our borrowers is assigned a “Customer Team” consisting of staff from our Adviser’s Originations, Investment and Credit Analysis, Customer Monitoring and Legal teams. We believe having a dedicated Customer Team for each borrower further strengthens the relationship we have with the borrower, which is a key component of our Adviser’s strategy and affords our Adviser consistent and continuous interaction with our borrowers. A Customer Monitoring professional is assigned to all borrowers to ensure compliance with financial statement reporting, insurance filing and timely payment requirements. These professionals review the various financial statements, compliance reports and other documents received from our borrowers on a monthly or quarterly basis, as well as publicly filed financing statements, such as UCC financing statements and press releases, and enter them into our Adviser’s online platform for review by the rest of the Customer Team. In the event of a missed payment or if other credit issues arise, the Customer Monitoring professional contacts other members of the Customer Team to initiate escalation procedures.

On a weekly basis, our Adviser’s Investment Committee and our Adviser’s senior investment team review material events and information on our borrowers and discuss in detail those borrowers that are performing below expectations. On a quarterly basis, or more frequently as needed, our Originations and Investment and Credit Analysis undertakes an extensive re-evaluation of each borrower and prepares a portfolio update. Key topics that are reviewed include timing/status of the next equity financing round, cash balance and burn rate, financial and operational progress, and covenant adherence. All of these meetings are attended by each member of our Adviser’s Investment Committee, senior investment team and the Customer Team for the specific borrower being reviewed.

If the outlook for a borrower, its industry or a borrower’s available cash balance or credit rating is deteriorating, or there is material downturn in the borrower’s standing since our last review, we change the standing of the borrower on our Credit Watch List and our Originations and Investment and Credit Analysis professionals contact the borrower and its venture capital investors to discuss and understand any changes. Our Originations and Investment and Credit Analysis professionals generally actively work to maintain an open dialogue with borrowers on the Credit Watch List to work to limit the likelihood of a default. Utilizing the Four Rs, our core investment philosophy, our Adviser assesses each borrower on our Credit Watch List and, based on the recommendations from our Originations and Investment and Credit Analysis professionals and potentially from our discussions with and representations made from the borrower’s venture capital investors, determines the appropriate course of action, including decisions to enforce our rights and remedies, modify or waive a provision of our investments, declare a default, request early pay-off, or wait for an external event, such as an acquisition or financing, to restructure a secured loan or receive additional consideration in the form of fees or warrants. In a worst case scenario, a member of our Customer Team sells collateral with the help of management, repossesses and auctions assets or negotiates and structures other potential outcomes. If bankruptcy is a possibility, a member of our Customer Team may utilize outside counsel to provide advice on avoiding this outcome or to minimize the adverse effects on us.

Consistent with TPC’s existing policies, our Adviser maintains a Credit Watch List with borrowers placed into five groups based upon our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

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

The following tables show the credit rankings for the portfolio companies that had outstanding obligations to us as of December 31, 2015 and December 31, 2014.

	As of December 31, 2015
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$43,711	16.9%	2
White (2)	160,988	62.0	12
Yellow (3)	7,078	2.7	1
Orange (4)	47,808	18.4	3
Red (5)	—	—	—
	$259,585	100.0%	18

	As of December 31, 2014
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$10,503	4.2%	1
White (2)	212,445	85.8	14
Yellow (3)	24,661	10.0	2
Orange (4)	—	—	—
Red (5)	—	—	—
	$247,609	100.0%	17

As of December 31, 2015 and December 31, 2014, the weighted average investment ranking of our debt investment portfolio was 2.23 and 2.06, respectively. During the year ended December 31, 2015, there were five changes within the credit categories. One borrower with a principal balance of $5.0 million was upgraded from White (2) to Clear (1). One borrower with a principal balance of $6.9 million was downgraded from White (2) to Yellow (3). Two borrowers, Virtual Instruments Corporation with principal balance of $25.6 million and Mind Candy Limited with principal balance of $10.0 million, were downgraded from Yellow (3) to Orange (4). The other downgrade included the debt investments that were initially to Coraid, Inc., which were assumed by Intermodal Data, Inc. as part of the foreclosure agreement it entered into to purchase certain assets and assume the outstanding obligations owed to us. The debt investment to Intermodal Data, Inc. was ranked as Orange (4) as of December 31, 2015.

During the period from March 5, 2014 (commencement of operations) to December 31, 2014, there were four changes within the credit categories. Two borrowers were moved to Clear (1) from White (2) and one subsequently paid off its loans and is no longer in our portfolio. Two borrowers were moved to Yellow (3) from White (2).

SBIC

We intend to apply, through a wholly-owned subsidiary, for a Small Business Investment Company, or “SBIC,” license from the U.S. Small Business Administration, or “SBA,” as we believe that it will further our investment strategy and enhance our returns. The SBIC subsidiary would be allowed to issue SBA-guaranteed debentures up to a maximum of $150 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary and other requirements.  SBA guaranteed debentures generally have longer maturities and lower interest rates than other forms of debt that may be available to us, and we believe therefore would represent an attractive source of debt capital.  We cannot provide any assurance that the SBA will approve our application to form an SBIC subsidiary if and when we apply for it.

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

Employees

We do not have any employees as our day-to-day investment operations are managed by our Adviser. We reimburse our Administrator for our allocable portion of expenses incurred pursuant to our Administration Agreement.

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

Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of our election to be regulated as a BDC (March 5, 2014) exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized gains and losses since March 5, 2014.

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

The following is a graphical representation of the calculation of the income-related portion of the incentive fee.

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to first component of incentive fee

Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized losses through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized gains in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee is payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date is treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

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

Example 3: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20.0 million investment made in Company A, or “Investment A,” and $30.0 million investment made in Company B, or “Investment B.”
•	Year 2: Investment A sold for $50.0 million and fair market value, or “FMV,” of Investment B determined to be $32.0 million
•	Year 3: FMV of Investment B determined to be $25.0 million
•	Year 4: Investment B sold for $31.0 million

The capital gains portion of the incentive fee would be:

•	Year 1: None
•	Year 2: Capital gains incentive fee of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20.0%)
•	Year 3: None; $5 million (20.0% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital loss)) less $6 million (previous capital gains fee paid in Year 2)
•	Year 4: Capital gains incentive fee of $0.2 million; $6.2 million ($31 million cumulative realized capital gains multiplied by 20.0%) less $6 million (capital gains fee paid in Year 2)

Alternative 2

Assumptions

•	Year 1: $20.0 million investment made in Company A, or “Investment A,” $30.0 million investment made in Company B, or “Investment B,” and $25.0 million investment made in Company C, or “Investment C.”
•	Year 2: Investment A sold for $50.0 million, FMV of Investment B determined to be $25.0 million and FMV of Investment C determined to be $25.0 million
•	Year 3: FMV of Investment B determined to be $27.0 million and Investment C sold for $30.0 million
•	Year 4: FMV of Investment B determined to be $35.0 million
•	Year 5: Investment B sold for $20.0 million

The capital gains portion of the incentive fee would be:

•	Year 1: None
•	Year 2: Capital gains incentive fee of $5 million; 20.0% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital loss on Investment B)
•

Year 3: Capital gains incentive fee of $1.4 million; $6.4 million (20.0% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital loss on Investment B)) less $5 million capital gains fee received in Year 2

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

•	fees and expenses incurred in connection with obtaining debt financing, including our Credit Facility and 2020 Notes;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;

•	investment advisory and management fees;
•	administration fees, expenses and/or payments payable under the Administration Agreement;
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
•

and all other expenses incurred by us or our Administrator in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if (i) (A) approved annually by our Board or (B) by the affirmative vote of the holders of a majority of our outstanding voting securities and (ii) approved by a majority of our directors who are not “interested persons.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by our Adviser and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice. See “Risk Factors—Relating to our Business and Structure—We are dependent upon our executive officers and our Adviser’s senior investment team and members of its Investment Committee, in particular, Messrs. Labe and Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.”

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

Board Approval of the Investment Advisory Agreement

The Investment Advisory Agreement between us and our Adviser was initially approved by our Board at an in-person meeting in November 2013 and entered into in February 2014. Our Board determined to re-approve the Investment Advisory Agreement at an in-person meeting held in January 2016. In reaching a decision to re-approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by the Adviser;
•	the Company’s performance relative to comparable business development companies managed by other advisers;
•	the advisory fee structures or similar expenses of comparable externally managed business development companies that engage in similar investing activities;
•	any breakpoints under the Investment Advisory Agreement and economies of scale;
•	our historical and projected operating expenses and expense ratio compared to business development companies with similar investment objectives;
•

any existing and potential sources of indirect income to the Adviser or the Administrator from their relationships with us and the profitability of those relationships, including through the Investment Advisory Agreement and the Administration Agreement;

•	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement;
•	the organizational capability, financial condition and profitability of the Adviser and its affiliates;
•	the possibility of obtaining similar services from other third party service providers or through an internally managed structure; and
•	various other matters.

Based on the information reviewed and the discussions detailed above, the Board, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are reasonable in relation to the services provided and re-approved the Investment Advisory Agreement as being in the best interests of our stockholders. The Board did not assign relative weights to the above factors or the other factors considered by it. Individual members of the Board may have given different weights to different factors.

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

Payments under the Administration Agreement are equal to an amount equal to our allocable portion (subject to the review of our Board) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, our Administrator is paid an additional amount based on the services provided, which shall not exceed the amount we receive from such companies for providing this assistance. The Administration Agreement between us and the Administrator was initially approved by our Board at an in-person meeting in November 2013 and was entered into in February 2014. Our Board determined to re-approve the Administration Agreement at an in-person meeting held in January 2016. The Administration Agreement will continue in effect from year to year if (i) (A) the approval of our Board or (B) by the affirmative vote of the holders of a majority of our outstanding voting securities and (ii) the approval by a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Stockholder approval is not required to amend the Administration Agreement.

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

Pursuant to a sub-administration agreement, our Administrator has engaged Conifer Asset Solutions LLC to provide certain administrative services to us on behalf of our Administrator.

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

Our investment assets are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our Board. Our investments are primarily made to venture growth stage companies in technology, life sciences and other high growth industries. Given the nature of lending to these types of companies, our investments are generally considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investments to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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
•

our management’s assessment of whether any material change in the net asset value has occurred (including through the realization of net gains on the sale of our investments) from the period beginning on the date of the most recently disclosed net asset value per share of our common stock and ending as of a time within 48 hours (excluding Sundays and holidays) of the sale of our common stock; and

•

the magnitude of the difference between (i) a value that our Board or an authorized committee thereof has determined reflects the current (as of a time within 48 hours, excluding Sundays and holidays) net asset value of our common stock, which is based upon the net asset value disclosed in the most recent periodic report we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the net asset value since the date of the most recently disclosed net asset value, and (ii) the offering price of the shares of our common stock in the proposed offering.

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

Material U.S. Federal Income Tax Considerations

Taxation of the Company

We have elected to be treated and intend to qualify each year as a RIC under Subchapter M of the Code. As a RIC, we generally do not pay corporate-level federal income taxes on any ordinary income or capital gains that we timely distribute (or are deemed to timely distribute) to our stockholders as dividends.

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
•

at least 50% of the value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs, and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer, and

•

not more than 25% of the value of our total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other regulated investment companies), the securities of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs, the Diversification Tests.

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

As a RIC, we (but not our stockholders) are generally not subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders in any taxable year with respect to which we distribute an amount equal to at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), (the “Annual Distribution Requirement”). We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify as a RIC for such taxable year. Although we may meet our Annual Distribution requirement, we will be subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute (or are deemed to have timely distributed) an amount equal to the sum of:

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

While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may choose to retain our net capital gains for investment or any investment company taxable income, and pay the associated federal corporate income tax, including the 4% U.S. federal excise tax described below. We also may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while any senior securities are outstanding unless we meet the applicable asset coverage ratios. See “—Regulation—Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Regulation

We are a BDC under the 1940 Act and have elected to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of a majority of our outstanding voting securities.

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

Managerial Assistance to Portfolio Companies

BDCs generally must offer to make available to the issuer of its securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We consolidate our financial results with all of our wholly owned subsidiaries for financial reporting purposes and measure our compliance with the leverage test applicable to BDCs under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors—Relating to our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.” As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

Codes of Ethics

We and our Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establish procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is incorporated by reference as an exhibit to this annual report on Form 10-K, and is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

In the future, we may co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price. However, we, TPC and our Adviser have filed an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Even though we have filed this exemptive application, there can be no assurance that we will receive exemptive relief from the SEC to permit us to co-invest with TPC and/or investment funds, accounts and investment vehicles managed by TPC where terms other than price are negotiated.

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
(3)

pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting. When we are no longer an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to audit our internal controls over financial reporting; and

(4)

pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.

Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period. In addition, we have irrevocably opted-out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, we comply with new or revised accounting standards on the same time frames as other public companies that are not “emerging growth companies.”

Corporate Governance Regulations

The NYSE has adopted corporate governance regulations that listed companies must comply with. We are in compliance with these corporate governance listing standards. We monitor our compliance with all future listing standards and take all necessary actions to ensure that we are in compliance therewith.

Available Information

Our address is 2755 Sand Hill Road, Suite 150, Menlo Park, CA 94025. Our phone number is (650) 854-2090 and our internet website is at www.tpvg.com. We make available free of charge on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practical after we electronically file such material with, or furnish to, the U.S. Securities and Exchange Commission. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov, or by writing to the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K and other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline and you may lose all or part of your investment. The risk factors presented below are those we believe to be the principal risk factors associated with our Company given our investment objectives, investment policies and capital structure.

Risks Relating to our Business and Structure

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the U.S., which could have a materially negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of certain major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, signs of deteriorating sovereign debt conditions in Europe and concerns of economic slowdown in China create uncertainty that could lead to further disruptions and instability. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. Government spending and deficit levels, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. Since 2010, several European Union ("EU") countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

We have co-invested and, in the future, may co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price and generally in accordance with existing and future guidance from the SEC staff. However, we, TPC and our Adviser have filed an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that we will receive exemptive relief from the SEC to permit us to co-invest with investment funds, accounts and TPC and/or investment vehicles managed by TPC where terms other than price are negotiated.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be materially and adversely affected by the impact of one or more of the risks described herein. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC, SBA regulations (if applicable) and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

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

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets). Legislation introduced in the U.S. House of Representatives would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

We finance certain of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.

We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. As of December 31, 2015, we have $18.0 million outstanding under our Credit Facility and $54.6 million outstanding on our 2020 Notes, before reducing the unamortized debt issuance costs. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and 2020 Notes and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

In addition, the Credit Facility imposes, and any debt facilities we may enter into in the future may impose, financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our qualification as a RIC under the Code.

We may default under the Credit Facility or 2020 Notes or any future indebtedness or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.

In the event we default under the Credit Facility or 2020 Notes or any future indebtedness or are unable to amend, repay or refinance any such future indebtedness on commercially reasonable terms, or at all, our business could be materially and adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility and 2020 Notes or any future indebtedness, any of which would have a material adverse effect on our financial condition, results of operations and cash flows. In addition, following any such default, the administrative agent under the Credit Facility could assume control of the disposition of any or all of our assets or restrict our utilization of any indebtedness, including the selection of such assets to be disposed and the timing of such disposition, including decisions with respect to our warrants, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. Events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) our failure to maintain compliance with RIC provisions at all times.

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

Provisions in the Credit Facility and 2020 Notes or any future indebtedness may limit our discretion in operating our business.

The Credit Facility and 2020 Notes are, and any future indebtedness may be, backed by all or a portion of our assets on which the lenders may have a security interest. We may pledge up to 100% of our assets or the assets of our Financing Subsidiary and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. Any security interests that we grant will be set forth in a security agreement and evidenced by the filing of financing statements by the agent for the lenders. Any restrictive provision or negative covenant in the Credit Facility, including diversification and eligibility requirements, or any of our future indebtedness limits or may limit our operating discretion, which could have a material adverse effect on our financial condition, results of operations and cash flows. A failure to comply with the restrictive provisions or negative covenants in the Credit Facility or any of our future indebtedness would or may result in an event of default and/or restrict our ability to control the disposition of our assets and our utilization of any indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

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

Most of our investments take the form of secured loans, warrants and direct equity that are not publicly traded. The fair value of loans and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820. This means that our valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of the fair value of our investments require significant management judgment or estimation. We retain the services of one or more independent service providers to review the valuation of these loans and other investments. The types of factors that our Board takes into account in determining the fair value of our investments generally include, as appropriate, such factors as yield, maturity and measures of credit quality, the enterprise value of the company, the nature and realizable value of any collateral, the company’s ability to make payments and its earnings and discounted cash flow, our assessment of the support of their venture capital investors, the markets in which the company does business, comparisons to similar publicly traded companies and other relevant factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and other investments existed. Our net asset value could be materially and adversely affected if our determinations regarding the fair value of our loans and other investments were materially higher than the values that we ultimately realize upon the disposal of such loans and other investments.

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

Because of the exemptions from various reporting requirements provided to us as an emerging growth company under the JOBS Act, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

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

We are required to disclose changes made in our internal controls and procedures over financial reporting on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company under the recently enacted JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an emerging growth company for up to five years following the completion of our initial public offering. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may shift our investment focus to other types of investments in which our Adviser’s senior investment team may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our financial condition, results of operations and cash flows.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change.  Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.  In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.

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

Our Adviser has the right under the Investment Advisory Agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. Similarly, our Administrator has the right under the Administration Agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. In addition, our Administrator has entered into a sub-administration agreement with Conifer Asset Solutions LLC to provide certain sub-administrative services to us on behalf of our Administrator. If our Adviser, our Administrator or our sub-administrator were to resign, we may not be able to find a new investment adviser, administrator or sub-administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, results of operations and cash flows as well as our ability to pay distributions to our stockholders are likely to be materially and adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser, our Administrator and our sub-administrator. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may materially and adversely affect our financial condition, results of operations and cash flows.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our Adviser’s disaster recovery systems and management continuity planning or a support failure from external providers during a disaster could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our Adviser’s disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our Adviser’s managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

Our business relies on secure information technology systems. We depend heavily upon computer systems to perform necessary business functions. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e. cyber attacks). Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems, both those provided by our investment adviser and third-party service providers, and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business is highly dependent on the communications and information systems of our Adviser. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Adviser and third-party service providers. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e, cyber incidents). These attacks could involve gaining unauthorized access to our information systems for misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cyber security protection and insurance costs, litigation and damage to our business relationships. In addition, certain of these systems are provided to our Adviser by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, sudden electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes, and hurricanes, disease pandemics, events arising from local or larger scale political or social matters, including terrorist attacks, and cyber attacks could cause delays or other problems in our activities. Any of the above in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

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

Risks Relating to our Conflicts of Interest

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

The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Adviser is determined, which is calculated separately in two components as a percentage of the interest and other investment income in excess of a quarterly minimum hurdle rate and as a percentage of the realized gain on invested capital, may encourage our Adviser to use leverage or take additional risk to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock or of securities convertible into our common stock or warrants representing rights to purchase our common stock or securities convertible into our common stock. In addition, our Adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on investment income, there is no minimum level of gain applicable to the portion of the incentive fee based on net capital gains. As a result, our Adviser may have an incentive to invest more in investments that are likely to result in capital gains as compared to income producing securities or to advance or delay realizing a gain in order to enhance its incentive fee. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of our debt investments and may accordingly result in a substantial increase of the amount of incentive fees payable to our Adviser with respect to our pre-incentive fee net investment income.

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

For many of our investments, no market-based price quotation is available. As a result, our Board determines the fair value of these secured loans, warrants and equity investments in good faith as described above in “—Relating to our Business and Structure—Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments.” In connection with that determination, our Adviser’s senior investment team provides our Board with valuation recommendations based upon the most recent and available information, including industry outlook, capitalization, financial statements and projected financial results of each portfolio company. Other than de minimis investments of less than 1% of our gross assets (up to an aggregate of 10% of our gross assets), the valuation for each investment is reviewed by an independent valuation firm annually and the ultimate determination of fair value is made by our Board, including our interested directors, and not by such independent valuation firm. The Board, however, may request at its discretion to have such de minimis investments valued by an independent valuation firm. In addition, Messrs. Labe and Srivastava, each an interested member of our Board, have a material pecuniary interest in our Adviser. The participation of our Adviser’s senior investment team in our valuation process, and the pecuniary interest in our Adviser by certain members of our Board, could result in a conflict of interest as our Adviser’s base management fee is based, in part, on the value of our average adjusted gross assets, and our Adviser’s incentive fee is based, in part, on realized gains and realized and unrealized losses.

There are conflicts related to our arrangements with TPC and our Administrator.

In February 2014, we entered into the License Agreement with TPC under which TPC granted us a non-exclusive, royalty-free license to use the name “TriplePoint” and the TriplePoint logo. In addition, in February 2014, we entered into the Administration Agreement with our Administrator pursuant to which we are required to pay our Administrator an amount equal to the allocable portion of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. This creates conflicts of interest that our Board will monitor. For example, under the terms of the License Agreement, we are unable to preclude TPC from licensing or transferring the ownership of the “TriplePoint” name to third-parties, some of whom may compete against us. Consequently, we are unable to prevent any damage to goodwill that may occur as a result of the activities of TPC or others. Furthermore, in the event the License Agreement is terminated, we will be required to change our name and cease using “TriplePoint” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

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

Risks Relating to our Investments

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

We invest primarily in venture growth stage companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns, compared to more mature companies. The revenues, income (or losses), and projected financial performance and valuations of venture growth stage companies can and often do fluctuate suddenly and dramatically. For these reasons, investments in our portfolio companies, if rated by one or more ratings agency, would typically be rated below “investment grade,” which refers to securities rated by ratings agencies below the four highest rating categories. Our target venture growth stage companies are geographically concentrated and are therefore highly susceptible to materially negative local, political, natural and economic events. In addition, high growth industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in high growth industries, together with cyclical economic downturns, may result in substantial decreases in the value of many venture growth stage companies and/or their ability to meet their current and projected financial performance to service our debt. Furthermore, venture growth stage companies also typically rely on venture capital and private equity investors, or initial public offerings, or sales for additional capital.

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

Venture growth stage companies may require additional equity financing if their cash flow from operating activities is insufficient to satisfy their continuing growth, working capital and other requirements. Each round of venture financing is typically intended to provide a venture capital-backed company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which our venture growth stage companies will seek additional capital. It is possible that one or more of our venture growth stage companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, either of which would negatively impact our investment returns, the fair value of our portfolio and our ability to restructure our investments. Some of these companies may be unable to obtain sufficient financing from private investors, public or private capital markets or traditional lenders. This may have a significant impact if the companies are unable to obtain certain federal, state or foreign agency approval for their products or the marketing thereof, if regulatory review processes extend longer than anticipated and the companies need continued funding for their operations during these times. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are able to utilize traditional credit sources.

Our existing and/or future portfolio companies may not draw on any of our unfunded obligations or may draw our outstanding unfunded obligations at a time when our capital is not readily available.

A commitment to extend credit is a formal agreement to lend funds to our portfolio companies as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our portfolio companies under these commitments have historically been lower than the contractual amount of the commitments. A portion of these commitments expire without being drawn upon, and as such, the total amount of unfunded commitments does not reflect our expected future cash funding requirements.

As of December 31, 2015, our unfunded obligations to twelve portfolio companies totaled approximately $190.0 million. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded or any future obligations will be drawn by the venture growth stage companies. Of these unfunded commitments, $50.0 million are dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to the portfolio company. Of the approximately $190.0 million of unfunded obligations, approximately $165.0 million expire during 2016 and $25.0 million expire during 2017 if not drawn prior to expiration. As of December 31, 2015, approximately $151.7 million of our unfunded commitments were with technology-related companies and approximately $38.3 million were with non-technology related companies. In addition, of the approximately $190.0 million of unfunded obligations, approximately $185.8 million represent obligations for growth capital loans and approximately $4.2 million for equipment financing. Nine funding commitments to eight customers expired during the year ended December 31, 2015.

The actual borrowing needs of our portfolio companies may exceed our expected funding requirements, especially during a challenging economic environment when our portfolio companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, an increasing cost of credit or the limited availability of financing from venture capital firms. In addition, investors in some of our portfolio companies may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may increase our portfolio companies’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our portfolio companies may have a material adverse effect on our business, financial condition and results of operations. We intend to use cash flow from normal and early principal repayments, indebtedness, any proceeds from any subsequent equity or debt offerings, and available cash to fund our outstanding unfunded obligations. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due. To the extent we are not able to fund commitments as they come due, we may be forced to sell assets, modify the terms of our commitments or default on our commitments, and as a result, our business could be materially and adversely affected.

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

In some circumstances, other creditors have claims in priority to our senior lien. Although for certain borrowers, we may be the only form of secured debt (other than potentially specific equipment financing), other borrowers may also have other senior secured debt, such as revolving loans and/or term loans, in priority to our senior lien. At the time of underwriting our loans, we generally only consider growth capital loans for prospective borrowers with sufficient collateral that covers the value of our loan as well as the revolving and/or term loans that may be in priority to our senior lien; however, there may be instances in which we have incorrectly estimated the current or future potential value of the underlying collateral or the underlying collateral value has decreased, in which case our ability to recover our investment may be materially and adversely affected.

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

Even though we structure many investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business. Such risk of equitable subordination may be potentially heightened with respect to various portfolio investments that we may be deemed to control.

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

As a BDC, we are required to carry our investments at fair value as determined in good faith by or under the direction of our Board. Decreases in the market values or fair values of our investments are recorded as unrealized losses. Any unrealized losses in our investment portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our funds available for distribution in future periods and could materially and adversely affect our ability to service our outstanding borrowings.

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

Our investment strategy contemplates making secured loans to companies with foreign operations. As of December 31, 2015, 12.8% of our portfolio consisted of companies not domiciled in the United States as they did not have their principal place of business in the United States. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies or U.S. companies with no foreign operations. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations in our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies or U.S. companies with no foreign operations.

We may expose ourselves to risks resulting from our use of interest rate hedging transactions.

As of December 31, 2015, 76% of our portfolio had a fixed interest rate. The remaining 24% of our portfolio had a floating interest rate indexed to the prime rate. Our Credit Facility bears interest at a floating rate indexed to LIBOR. We may utilize instruments such as interest rate swaps, caps, collars and/or floors to seek to hedge against fluctuations in the relative values of our fixed-rate portfolio positions and/or to hedge against the impact on our net investment income from changes in market interest rates. When we engage in interest rate hedging transactions, we may expose ourselves to risks associated with such transactions. We believe that any hedging transactions that we enter into in the future will not be considered “qualifying assets” under the 1940 Act, which may limit our hedging strategy more than other companies that are not subject to the 1940 Act.

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

Risks Relating to our Common Stock and Public Debt

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

Our stockholders may experience dilution upon the repurchase of common shares.

In October 2015, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $25 million of our common stock. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. We expect that the share repurchase program will be in effect until October 30, 2016, or until the approved dollar amount has been used to repurchase shares.  If we were to repurchase shares at a price above net asset value, such repurchases would result in an immediate dilution to existing common stockholders due to a reduction in our earnings and assets due to the repurchase that is greater than the reduction in total shares outstanding.

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

Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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

The trading market or market value of our publicly issued debt securities may fluctuate.

Our publicly issued debt securities may or may not continue to have an established trading market. We cannot provide assurance that a trading market for our publicly issued debt securities will be maintained. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

•	the time remaining to the maturity of these debt securities;
•	the outstanding principal amount of debt securities with terms identical to these debt securities;
•	the ratings assigned by national statistical ratings agencies;
•	the general economic environment;

•	the supply of debt securities trading in the secondary market, if any;
•	the redemption or repayment features, if any, of these debt securities;
•	the level, direction and volatility of market interest rates generally; and
•	market rates of interest higher or lower than rates borne by the debt securities.

An investor should also be aware that there may be a limited number of buyers when such investor decides to sell its debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

Terms relating to redemption may materially adversely affect the return on any debt securities that we may issue.

If debt securities are redeemable at our option, we may choose to redeem debt securities at times when prevailing interest rates are lower than the interest rate paid on debt securities. In addition, if debt securities are subject to mandatory redemption, we may be required to redeem debt securities also at times when prevailing interest rates are lower than the interest rate paid on debt securities. In this circumstance, an investor may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.

The 2020 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2020 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2020 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2020 Notes.

An active trading market for the 2020 Notes may not develop or be sustained, which could limit the market price of the 2020 Notes or your ability to sell them.

Although the 2020 Notes are listed on the NYSE under the symbol “TPVZ,” we cannot provide any assurances that an active trading market will develop or be sustained for the 2020 Notes or that any of the notes will be able to be sold. At various times, the 2020 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the 2020 Notes may be harmed.

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

Price Range of Common Stock

Our common stock is traded on the NYSE under the symbol “TPVG.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or “NAV,” and dividends per share since shares of our common stock began being regularly traded on the NYSE through December 31, 2015.

		Closing Sales Price (2)		Premium/ (Discount) of High Sales	Premium/ (Discount) of Low Sales	Declared
Period	NAV (1)	High	Low	Price to NAV (3)	Price to NAV (3)	Dividends
Fourth Quarter of 2015	$14.21	$12.47	$10.33	(12.2)%	(27.3)%	$0.36
Third Quarter of 2015	$14.52	$13.47	$10.08	(7.2)%	(30.6)%	$0.36
Second Quarter of 2015	$14.54	$14.44	$13.24	(0.7)%	(8.9)%	$0.36
First Quarter of 2015	$14.48	$15.13	$13.73	4.5%	(5.2)%	$0.36
Fourth Quarter of 2014	$14.61	$15.22	$13.30	4.2%	(9.0)%	$0.51	(5)
Third Quarter of 2014	$14.64	$16.20	$14.61	10.7%	(0.2)%	$0.32
Second Quarter of 2014	$14.49	$16.47	$14.95	13.7%	3.2%	$0.30
First Quarter of 2014 (4)	$14.58	$16.44	$15.00	12.8%	2.9%	$0.09

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Closing sales price as provided by the NYSE.
(3)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
(4)	From March 5, 2014 (initial public offering) to March 31, 2014.
(5)	Includes our payment of a $0.36 per share quarterly dividend and a $0.15 per share special dividend.

On March 11, 2016, the reported sales price of our common stock was $10.06 per share. As of March 11, 2016 we had twelve stockholders of record.

Distributions

It is our intention to distribute all or substantially all of our taxable income earned over the course of the year; thus, no provision for income tax has been recorded in our consolidated statements of operations through December 31, 2015 and December 31, 2014, respectively. For the year ended December 31, 2015 and the period from March 5, 2014 (commencement of operations) to December 31, 2014, total dividends of $1.44 per share and $1.22 per share, respectively, were declared and paid and represented a distribution of ordinary income as our earnings and profits for this period exceeded its distributions. As of December 31, 2015, we estimated we had undistributed 2015 taxable earnings of approximately $1.7 million. This “spillover” income will be paid as part of the first quarter 2016 dividends. On March 14, 2016, we announced that our Board declared a first quarter 2016 dividend of $0.36 per share payable on April 15, 2016, to stockholders of record on March 31, 2016. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. The amount treated as a tax-free return of capital will reduce a stockholder’s adjusted basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For purposes of issuing and publishing the Rule 19a-1 notice required under the 1940 Act, we will calculate both our current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constituted a return of capital to our stockholders. While such distributions are not taxable, they reduce a shareholder’s basis in his, her, or its shares of common stock, which may result in the shareholder recognizing more taxable capital gains, or a lower capital loss, when the shares of common stock are eventually sold.

We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code, beginning with our taxable year ended December 31, 2014. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year; and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

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

The following table summarizes our cash distributions per share that have been authorized by our board of directors since our initial public offering. From March 5, 2014 (commencement of operations) to December 31, 2015, these distributions represent ordinary income as our earnings exceed distributions.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

(1)	Represents a special dividend.
(2)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.

Stock Performance Graph

The graph below compares the stockholder return on our common stock from March 6, 2014 (the first day of trading following our initial public offering) to December 31, 2015 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 6, 2014, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Sections 18 of, the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS

For the Period from March 5, 2014 (TPVG’s IPO) to December 31, 2015

Our IPO was priced at $15.00 per share and the chart is based on what our stock price was at the end of the first trading day, which was $15.65 per share.

Sales of Unregistered Securities

During the year ended December 31, 2015, we issued 190,067 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the year ended December 31, 2015 was approximately $2.2 million.  Other than shares issued under our dividend reinvestment plan during the year ended December 31, 2015, we did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

In October 2015, our Board authorized the repurchase of up to $25 million of our common stock at prices below our net asset value per share as reported in our most recent financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time.  Any repurchases by us will comply with the requirements of Rule 10b-18 under the Exchange Act and any applicable requirements of the 1940 Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.  We expect that the program will be in effect until October 30, 2016, or, if earlier, when the approved dollar amount has been used to repurchase shares. During the year ended December 31, 2015, we repurchased 466,220 shares of common stock for approximately $5.6 million. The following table summarizes the purchases of equity securities that we made during the year ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (dollars in thousands)
November 1, 2015 to November 30, 2015	170,594	$11.69	170,594	$23,006
December 1, 2015 to December 31, 2015	295,626	12.04	295,626	19,448
Total	466,220		466,220

Item 6.	Selected Financial Information

The following selected financial and other data for the year ended December 31, 2015 and for the period from March 5, 2014 (commencement of operations) through and as of December 31, 2014, respectively, has been derived from our audited financial statements. This data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. Historical data is not necessarily indicative of results to be expected for any future period.

Selected Financial Information	For the Year Ended December 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
(dollars in thousands, except per share data)	or as of December 31, 2015	or as of December 31, 2014
Statement of Operations Data:
Total investment and other income	$42,086	$25,346
Base management fee	5,428	2,723
Income and capital gains incentive fee	4,064	2,865
Interest expense and amortization of fees	6,285	3,897
All other operating expenses	4,350	3,053
Net investment income	21,959	12,808
Net realized losses on investments	(317)	—
Net change in unrealized (losses) gains on investments	(6,121)	1,483
Net increase in net assets resulting from operations	15,521	14,291
Share Data:
Net investment income per share	$1.46	$1.30
Net realized loss per share	$(0.02)	$—
Net change in unrealized (losses) gains per share	$(0.40)	$0.15
Net increase in net assets per share	$1.03	$1.45
Dividends per share	$1.44	$1.22
Basic and diluted weighted average shares of common stock outstanding	15,041,088	9,869,860
Common stock outstanding at period end	16,302,036	9,924,171
Balance Sheet Data at Period End:
Investments at fair value	$271,717	$257,971
Short-term investments at fair value	69,995	49,995
Cash and restricted cash	38,479	14,939
Other assets	2,132	3,424
Total assets	382,323	326,329
Revolving Credit Facility	18,000	118,000
2020 Notes, net	52,910	—
Payable for U.S. Treasury bill assets	69,998	49,998
Other liabilities	9,769	13,352
Total liabilities	150,677	181,350
Net assets	231,646	144,979
Other Data:
Number of portfolio companies	34	27
Weighted average portfolio yield on debt investments during period	17.0%	15.4%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2014.

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

We commenced investment activities on March 5, 2014. In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on March 5, 2014, we acquired our initial portfolio. The net consideration paid was approximately $121.7 million which reflected approximately $123.7 million of investments less approximately $2.0 million of prepaid interest and the fair value of unfunded commitments. We financed the acquisition of our initial portfolio by using a portion of a $200.0 million credit facility (the “Bridge Facility”) provided by Deutsche Bank AG, New York Branch (“Deutsche Bank”). On March 11, 2014, we completed our initial public offering and sold 9,840,665 shares of common stock (including 1,250,000 shares of common stock through the underwriters’ exercise of their overallotment option and the concurrent private placement of 257,332 shares of common stock to our Adviser’s senior team and other persons associated with TPC) of our common stock at an offering price of $15.00 per share. We received $141.6 million of net proceeds in connection with the initial public offering and concurrent private placement, net of the portion of the underwriting sales load and offering costs we paid. We used a portion of these net proceeds to pay down all amounts outstanding under the Bridge Facility and terminated the Bridge Facility in conjunction with such repayment.

In February 2014, we entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements (“Credit Facility”).  In August 2014, we amended the Credit Facility to increase the total commitments by $50.0 million to $200.0 million in aggregate. Effective as of a January 2016 amendment to the Credit Facility, borrowings under the Credit Facility bear interest at the sum of (i) the commercial paper rate for certain specified lenders and 30-day LIBOR for other lenders or, if LIBOR is unavailable, the higher of Deutsche Bank’s commercial lending rate or the Federal Funds Rate plus 0.50% plus (ii) a margin of 3.0% during the Credit Facility’s revolving period. The revolving period under the amended Credit Facility expires in February 2018.

On March 27, 2015, we priced a public offering of 6,500,000 shares of our common stock, raising approximately $93.7 million after offering costs. On April 29, 2015, we received an additional approximately $2.2 million through the issuance of 154,018 shares of our common stock as the result of the underwriters’ partial exercise of their overallotment option.

On August 4, 2015, we completed a public offering of $50.0 million in aggregate principal amount of our 2020 Notes and received net proceeds of $48.3 million after the payment of fees and offering costs. The interest on the 2020 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. On September 2, 2015, we issued an additional $4.6 million in aggregate principal amount of our 2020 Notes and received net proceeds of approximately $4.5 million, after the payment of the underwriting sales load and offering costs, as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes.

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

As of December 31, 2015, we had 85 investments in 34 companies and our four largest portfolio companies represented approximately 43.7% of our portfolio investments. Our investments included 47 debt investments, 31 warrant investments, and seven direct equity investments. The total cost and fair value of these investments were approximately $276.4 million and approximately $271.7 million, respectively. As of December 31, 2015, two of our customers were publicly traded. At December 31, 2015, the 47 debt investments with an aggregate fair value of approximately $259.6 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 19.2%. Enterprise value of the borrower is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Excluding the debt investment to Intermodal Data, Inc. (due to its foreclosure agreement to purchase certain assets and assume the outstanding obligations - see further discussion in “Asset Quality” section), the weighted average loan to enterprise value at the time of underwriting ratio was approximately 8.6%.

As of December 31, 2014, we had 76 investments in 27 companies. Our investments included 46 debt investments, 26 warrant investments, and four direct equity investments. The total cost and fair value of these investments were approximately $256.5 million and approximately $258.0 million, respectively. As of December 31, 2014, one of our customers was publicly traded. At December 31, 2014, the 46 debt investments with an aggregate fair value of approximately $247.6 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 9.1%.

The following tables provide information on the cost, fair value, and net unrealized gains (losses) of our investments in companies along with the number of companies in our portfolio as of December 31, 2015 and December 31, 2014.

	As of December 31, 2015
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized (Losses) Gains	Number of Investments	Number of Companies
Debt investments	$265,306	$259,585	$(5,721)	47	18
Warrants	7,572	8,067	495	31	31
Equity investments	3,474	4,065	591	7	7
Total Investments in Portfolio Companies	$276,352	$271,717	$(4,635)	85	34	*

	As of December 31, 2014
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains	Number of Investments	Number of Companies
Debt investments	$247,285	$247,609	$324	46	17
Warrants	6,700	7,291	591	26	26
Equity investments	2,500	3,071	571	4	4
Total Investments in Portfolio Companies	$256,485	$257,971	$1,486	76	27	*

*	Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2015 and December 31, 2014.

	As of December 31, 2015
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Database Software	$42,096	15.5%
E-Commerce - Clothing and Accessories	30,806	11.3
Conferencing Equipment / Services	29,834	11.0
Network Systems Management Software	27,311	10.1
Wireless Communications Equipment	25,640	9.4
E-Commerce - Household Goods	21,385	7.9
Biofuels / Biomass	21,150	7.8
Business Applications Software	14,083	5.2
E-Commerce - Personal Goods	12,005	4.4
Financial Institution and Services	11,541	4.2
Data Storage	10,606	3.9
Entertainment	10,082	3.7
Travel and Arrangement / Tourism	7,078	2.6
Communications software	5,020	1.8
Software Development Tools	740	0.3
General Media and Content	712	0.3
Specialty Retailers	518	0.2
Medical Device and Equipment	426	0.2
Travel and Leisure	298	0.1
Multimedia / Streaming Software	166	0.1
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Business to Business Marketplace	40	*
Total investments in portfolio companies	$271,717	100.0%

	As of December 31, 2014
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Wireless Communications Equipment	$38,123	14.8%
Medical Device and Equipment	30,372	11.8
E-Commerce - Clothing and Accessories	21,950	8.5
Database Software	21,830	8.4
E-Commerce - Household Goods	20,621	8.0
Biofuels / Biomass	20,535	8.0
Business Applications Software	19,807	7.7
Network Systems Management Software	15,920	6.2
Data Storage	15,458	6.0
Medical Software and Information Services	15,117	5.9
General Media and Content	14,752	5.7
Entertainment	10,545	4.1
Travel and Arrangement / Tourism	9,680	3.7
E-Commerce - Personal Goods	1,737	0.7
Software Development Tools	1,000	0.4
Travel and Leisure	293	0.1
Multimedia / Streaming Software	125	*
Advertising / Marketing	106	*
Total investments in portfolio companies	$257,971	100.0%

*	Less than 0.05%.

The following tables present the product type of our debt investments as of December 31, 2015 and December 31, 2014.

	As of December 31, 2015
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$247,249	95.2%
Equipment financings	9,313	3.6
Equipment loan	3,023	1.2
Total debt investments	$259,585	100.0%

	As of December 31, 2014
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$246,311	99.5%
Equipment financings	1,298	0.5
Total debt investments	$247,609	100.0%

Approximately 18.0% and 20.5% of the debt investments in our portfolio as of December 31, 2015 and December 31, 2014, respectively, based on the aggregate fair value, consisted of growth capital loans where the borrower has a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien.

Investment Activity

During the year ended December 31, 2015, we entered into fifteen new commitments with eight new customers, six existing customers and one previous customer totaling $213.8 million, funded seventeen debt investments for approximately $101.3 million in principal value, acquired warrants representing approximately $1.8 million of value and exercised warrants into equity with a cost basis of approximately $0.2 million in one company, and made two equity investments of approximately $0.7 million. During the period from March 5, 2014 (commencement of operations) to December 31, 2014, we entered into fifteen new commitments with eleven new customers and four existing customers totaling $269.5 million, we funded 32 debt investments for approximately $159.4 million in principal balance, acquired warrants representing approximately $3.5 million of value, and made two equity investments totaling approximately $0.5 million.

During the year ended December 31, 2015, we had prepayments from six of our portfolio companies for approximately $73.4 million in principal value. During the period from March 5, 2014 (commencement of operations) to December 31, 2014, we had prepayments from two of our portfolio companies for approximately $27.7 million in principal value.

As of December 31, 2015, our unfunded commitments to twelve companies totaled approximately $190.0 million; as of December 31, 2014, our unfunded commitments to eleven companies totaled $211.0 million. During the year ended December 31, 2015, $35.0 million in unfunded commitments were terminated, $98.5 million in unfunded commitments expired and approximately $101.3 million were funded. During the period from March 5, 2014 (commencement of operations) to December 31, 2014, $50.3 million in unfunded commitments expired and approximately $159.4 million were funded. The following table provides additional information on our unfunded commitments regarding milestones, expirations, the companies’ industries, and types of loans.

Unfunded Commitments (dollars in thousands)	As of December 31, 2015	As of December 31, 2014
Dependent on milestones	$50,000	$40,500

Expiring during
2015	—	103,500
2016	164,961	107,500
2017	25,000	—

Technology-related companies	151,711	201,000
Non-technology related companies	38,250	10,000

Growth capital loans	185,750	206,000
Equipment financings	4,211	—
Revolving loans	—	5,000

Our credit agreements with our customers contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. We generally expect approximately 75% of our gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

The fair value at the inception of the agreement of the delay draw credit agreements with our customers is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of December 31, 2015 and December 31, 2014, the fair value for these unfunded commitments totaled approximately $1.1 million and $2.1 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the year ended December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Commitments and Fundings Since Acquisition of Initial Portfolio	For the Year Ended	For the Period From March 5, 2014 (Commencement of Operations) to
(dollars in thousands)	December 31, 2015	December 31, 2014
Debt Commitments
New customers	$144,000	$232,000
Existing customers	44,750	37,500
Previous customers	25,000	—
Total	$213,750	$269,500

Funded Debt Investments	$101,289	$159,431

Equity Investments	$750	$500

Non-Binding Term Sheets	$427,000	$445,500

On December 31, 2015, we acquired $70.0 million in U.S. Treasury bills which were subsequently sold on January 5, 2016. On December 30, 2014, we acquired $50.0 million in U.S. Treasury bills which were subsequently sold on January 2, 2015.  For the year ended December 31, 2015, and the period from March 5, 2014 (commencement of operations) to December 31, 2014, we acquired approximately $130.0 million and $210.0 million, respectively, of U.S. Treasury bills and sold approximately $110.0 million and $160.0 million, respectively, of U.S. Treasury bills. The purchase and sale of U.S. Treasury bills were done to efficiently meet certain diversification tests.

Asset Quality

Consistent with TPC’s existing policies, our Adviser maintains a credit watch list with borrowers placed into five groups based on our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

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

As of December 31, 2015 and December 31, 2014, the weighted average investment ranking of our debt investment portfolio was 2.23 and 2.06, respectively. During the year ended December 31, 2015, there were five changes within the credit categories. One borrower with a principal balance of $5.0 million was upgraded from White (2) to Clear (1). One borrower with a principal balance of $6.9 million was downgraded from White (2) to Yellow (3). Two borrowers, Virtual Instruments Corporation with principal balance of $25.6 million and Mind Candy Limited with principal balance of $10.0 million, were downgraded from Yellow (3) to Orange (4). The other downgrade included the debt investments that were initially to Coraid, Inc., which were assumed by Intermodal Data, Inc. as part of the foreclosure agreement it entered into to purchase certain assets and assume the outstanding obligations owed to us. The debt investment to Intermodal Data, Inc. was ranked as Orange (4) as of December 31, 2015.

During the period from March 5, 2014 (commencement of operations) to December 31, 2014, there were four changes within the credit categories. Two borrowers were moved to Clear (1) from White (2) and one subsequently paid off its loans and is no longer in our portfolio. Two borrowers were moved to Yellow (3) from White (2).

The following tables show the credit rankings for the portfolio companies that had outstanding obligations to us as of December 31, 2015 and December 31, 2014.

	As of December 31, 2015
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$43,711	16.9%	2
White (2)	160,988	62.0	12
Yellow (3)	7,078	2.7	1
Orange (4)	47,808	18.4	3
Red (5)	—	—	—
	$259,585	100.0%	18

	As of December 31, 2014
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$10,503	4.2%	1
White (2)	212,445	85.8	14
Yellow (3)	24,661	10.0	2
Orange (4)	—	—	—
Red (5)	—	—	—
	$247,609	100.0%	17

Results of Operations

Operating results for the year ended December 31, 2015 compared to the period from March 5, 2014 (commencement of operations) to December 31, 2014

An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments are the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.

Since we commenced operations on March 5, 2014, the results of operations for the period ended December 31, 2014 represents only 302 days of operations, as compared to 365 days for the year ended December 31, 2015, which accounts for most of the differences in operating results over these two periods.

As summarized in the table below, for the year ended December 31, 2015, our net increase in net assets resulting from operations was approximately $15.5 million, which was comprised of approximately $21.9 million of net investment income, partially offset by approximately $0.3 million of net realized losses and approximately $6.1 million of net change in unrealized losses. On a per share basis, net investment income was $1.46 per share and the net increase in net assets from operations was $1.03 per share. Our core net investment income for the year ended December 31, 2015 was approximately $21.6 million, or $1.44 per share. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, our net increase in net assets resulting from operations was approximately $14.3 million, consisting of approximately $12.8 million in net investment income and approximately $1.5 million of net change in unrealized gains on investments. On a per share basis, net investment income was $1.30 per share and the net change in net assets from operations was $1.45 per share. Our core net investment income for the same period was approximately $13.1 million, or $1.33 per share.

Our investment and other income increased by $16.7 million during the year ended December 31, 2015, as compared to the period from March 5, 2014 (commencement of operations) to December 31, 2014 primarily due to the increase in average portfolio balance and higher prepayment activity in 2015. The year-over-year fluctuations were also due to the lower number of days of operations in 2014. Operating expenses also increased by $7.6 million during the same period for the following reasons: higher base management and incentive fees of $3.9 million due to higher asset balance and higher returns, higher interest expense of $2.4 million due to higher outstanding average balances and issuance of 2020 Notes in the third quarter of 2015, increase in general and administrative expenses of $0.9 million and administration agreement expenses of $0.4 million primarily due to the difference in number of days of operations in 2014. Net investment income and core net investment income increased during the same period for the reasons noted above.

Net realized losses were approximately $0.3 million for the year ended December 31, 2015 due to the losses on warrants of one portfolio company. There were no realized gains or losses during any period in 2014. Net change in unrealized losses during the year ended December 31, 2015, were $6.1 million as compared to a net change in unrealized gains of $1.5 million during the period from March 5, 2014 (commencement of operations) to

December 31, 2014. These have been discussed in more detail in the tables below. Our net increase in net assets from operations increased for the reasons noted above.

The table below presents our statement of operations for the year ended December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Net Increase in Net Assets	For the Year Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands, except per share amounts)	December 31, 2015	December 31, 2014
Investment and Other Income
Interest income from investments	$39,904	$24,674
Other income
Expirations / terminations of unfunded commitments	1,741	395
Other fees	441	277
Total Investment and Other Income	42,086	25,346

Operating Expenses
Base management fee	5,428	2,723
Income incentive fee	4,360	2,569
Capital gains incentive fee	(296)	296
Interest expense and amortization of fees	6,285	3,897
Administration agreement expenses	1,517	1,098
General and administrative expenses	2,833	1,955
Total Operating Expenses	20,127	12,538

Net investment income	21,959	12,808
Net realized losses	(317)	—
Net change in unrealized (losses) gains on investments	(6,121)	1,483
Net Increase in Net Assets Resulting from Operations	$15,521	$14,291

Net investment income per share	1.46	1.30
Net increase in net assets per share	1.03	1.45
Core net investment income per share	$1.44	$1.33
Weighted average shares of common stock outstanding	15,041,088	9,869,860

The table below reconciles generally accepted accounting principles in the United States of America ("GAAP”) net income to core net investment income for the year ended December 31, 2015, and for the period from March 5, 2014 (commencement of operations) to December 31, 2014. Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fee. We believe an important measure of the investment income that we will be required to distribute each year is core net investment income as capital gains incentive fee is accrued based on unrealized gains but are not earned until realized gains occur. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. For the year ended December 31, 2015  and the period from March 5, 2014 (commencement of operations) to December 31, 2014, no net capital gains were realized and thus no capital gains incentive fee was earned and was payable. During the same periods, we reported approximately $6.1 million in net change in unrealized losses and approximately $1.5 million in net change in unrealized gains, respectively.

For the year ended December 31, 2015 we reversed previously accrued capital gains incentive fee of approximately $0.3 million. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, we accrued approximately $0.3 million in capital gains incentive fee.

Net Investment Income and Core Net Investment Income	For the Year Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands, except per share amounts)	December 31, 2015	December 31, 2014
Net Investment Income	$21,959	$12,808
Capital gains incentive fee	(296)	296
Core Net Investment Income	$21,663	$13,104

Net Investment Income per Share	$1.46	$1.30
Capital gains incentive fee per share	(0.02)	0.03
Core Net Investment Income per Share	$1.44	$1.33

Investment income includes interest income on our debt investments utilizing the effective yield method and includes cash interest income as well as the amortization of purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the year ended December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014, investment income totaled approximately $39.9 million and $24.7 million, respectively, representing a weighted average portfolio yield of approximately 17.0% and 15.4%, respectively, on debt investments for the periods held.

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

	For the Year Ended	For the Period from March 5, 2014 (Commencement of Operations) to
Portfolio Yield (1)	December 31, 2015	December 31, 2014
Weighted average portfolio yield	17.0%	15.4%
Coupon income	10.6%	11.1%
Accretion of discount	0.8%	0.4%
Accretion of end-of-term payments	4.0%	3.0%
Impact of prepayments during the period	1.6%	0.9%
(1)

The yields for periods shown are the annualized rates of interest income or the components of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

The yield on our portfolio, excluding the impact of prepayments was approximately 15.4% and 14.5%, respectively, for the year ended December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014. The yields on our portfolio are dependent on fundings and the performance of our loans including prepayments.

For the year ended December 31, 2015, we recognized approximately $2.2 million in other income consisting of approximately $1.8 million due to the termination or expiration of unfunded commitments and approximately $0.4 million from the realization of certain fees paid by companies and miscellaneous income. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, we recognized approximately $0.7 million in other income consisting of approximately $0.4 million due to the termination or expiration of unfunded commitments and approximately $0.3 million from the realization of certain fees paid by companies and miscellaneous income.

For the year ended December 31, 2015, total operating expenses were approximately $20.1 million, comprising of approximately $9.5 million in base management and incentive fees, approximately $6.3 million in interest expense, approximately $1.5 million in administrative agreement expenses, and approximately $2.8 million in general and administrative expenses. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, total operating expenses were approximately $12.5 million, comprising of approximately $5.6 million in base management and incentive fees, approximately $3.9 million in interest expense, approximately $1.1 million in administrative agreement expenses, and approximately $1.9 million in general and administrative expenses. In determining the base management fee, our Adviser had agreed to exclude the U.S. Treasury bill assets acquired at the end of the applicable quarters in 2015 and 2014 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will decrease over time as our portfolio and capital base grow. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. Capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expense will increase as we utilize more of our Credit Facility, and we expect fees per the administrative agreement and general and administrative agreements will increase to meet the additional requirements associated with servicing a larger portfolio.

There were $0.3 million of realized losses during the year ended December 31, 2015 and no realized gains or losses for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

The table below summarizes our net change in unrealized gains (losses) on investments, which was primarily due to changes discount rates used to determine fair value. Net change in unrealized gains (losses) in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and many other factors.

Net Change in Unrealized Gains (Losses)	For the Year Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands)	December 31, 2015	December 31, 2014
Debt investments	$(6,045)	$324
Warrants	(96)	591
Equity investments	20	571
Short-term investments	—	(3)
Net change in unrealized (losses) gains	$(6,121)	$1,483

The tables below summarize the unrealized gains and losses in our investments in portfolio companies as of December 31, 2015 and December 31, 2014.

	As of December 31, 2015
Unrealized Gains and Losses (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Unrealized gains	$783	$2,776	$855	$4,414
Unrealized losses	(6,504)	(2,281)	(264)	(9,049)
Net unrealized (losses) gains	$(5,721)	$495	$591	$(4,635)

	As of December 31, 2014
Unrealized Gains and Losses (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Unrealized gains	$672	$1,265	$571	$2,508
Unrealized losses	(348)	(674)	—	(1,022)
Net unrealized gains	$324	$591	$571	$1,486

In addition to the unrealized gains and losses in our investments in portfolio companies summarized in the table above, there were unrealized losses of approximately $3 thousand, on U.S. Treasury bills as of both December 31, 2015 and December 31, 2014.

The table below summarizes our return on average total assets and return on average net asset value for the year ended December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Returns on Net Asset Value and Total Assets	For the Year Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands)	December 31, 2015	December 31, 2014
Net investment income	$21,959	$12,808
Net increase in net assets	15,521	14,291

Average net asset value	218,623	144,237
Average total assets	305,118	223,344

Net investment income to average net asset value (1)	10.0%	10.7%
Net increase in net assets to average net asset value (1)	7.1%	12.0%

Net investment income to average total assets (1)	7.2%	6.9%
Net increase in net assets to average total assets (1)	5.1%	7.7%

(1)	Percentage is presented on an annualized basis.

The average net asset values and the average total assets are computed based on daily balances.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

•

At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm. However, the Board does not intend to have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10.0% of our gross assets) independently reviewed; and

•

The Board then discusses valuations and determines, in good faith, the fair value of each investment in our portfolio based on the input of the Adviser, the respective independent valuation firms and the Valuation Committee.

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

To estimate the fair value of debt investments, we compare the cost basis of each debt investment, which includes original issue discount, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to these debt investments, in order to determine a comparable range of effective market interest rates. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

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

Equity Investments

The fair value of an equity investment in a privately held company is initially the amount invested. We adjust the fair value of equity investments in private companies upon the completion of a new third party round of equity financing subsequent to its investment. We may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. We may also reference comparable transactions and/or secondary market transactions of comparable companies to estimate fair value. These valuation methodologies involve a significant degree of judgment. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. There is no single standard for determining the estimated fair value of investments which do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

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

For debt investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if it is deemed uncollectible.

Other income includes certain fees paid by portfolio companies (for example, extension fees, revolver loan facility fees, prepayment fees) and the recognition of the value of unfunded commitments that expired during the reporting period.

Realized/Unrealized Gains or Losses

We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized gain (loss) on investments in the consolidated statements of operations.

U.S. Federal Income Taxes

We have elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M the Code, for U.S. federal income tax purposes, beginning with our taxable year ending December 31, 2014. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. Additionally, a RIC must distribute at least 98% of its ordinary income and 98.2% of its capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the RIC previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. We intend to distribute sufficient dividends to maintain our RIC status each year and do not anticipate paying any material U.S. federal income taxes in the future.

Liquidity and Capital Resources

During the year ended December 31, 2015, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $2.1 million.  Cash provided by financing activities, including net proceeds from issuance of common stock and net proceeds from issuance of 2020 Notes, net of repayment of borrowings and dividend distributions, was approximately $23.4 million. As of December 31, 2015, cash, including restricted cash, was approximately $38.5 million.

On March 27, 2015, we priced a public equity offering of 6.5 million shares of our common stock, raising approximately $93.7 million after offering costs. The proceeds from this public equity offering of our common stock were received on April 1, 2015. On April 29, 2015, we received an additional approximately $2.2 million through the issuance of 154,018 shares of our Company’s common stock as the result of underwriters’ partial exercise of their overallotment option. We used a portion of the net proceeds of this offering to temporarily repay a portion of our outstanding borrowings under our Credit Facility.

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

Contractual Obligations

In February 2014, we entered into a credit agreement with Deutsche Bank, acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements. In August 2014, we amended our Credit Facility to increase the total commitments available there under by $50.0 million to $200.0 million in aggregate, subject to borrowing base requirements.

As of December 31, 2015 and December 31, 2014, we had outstanding borrowings of $18.0 million and $118.0 million, respectively, under our Credit Facility, which is included in the consolidated statements of assets and liabilities. We had $182.0 million and $82.0 million of remaining capacity on our Credit Facility as of December 31, 2015 and December 31, 2014, respectively.

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

The tables below provide a summary of when payments are due under our Credit Facility and 2020 Notes as of December 31, 2015 and December 31, 2014.

Payments Due By Period	As of December 31, 2015
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$18,000	$—	$18,000	$—	$—
2020 Notes	54,625	—	—	54,625	—
Total	$72,625	$—	$18,000	$54,625	$—

Payments Due By Period	As of December 31, 2014
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$118,000	$—	$118,000	$—	$—
Total	$118,000	$—	$118,000	$—	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of December 31, 2015 and December 31, 2014, our unfunded commitments to twelve and eleven companies, respectively, totaled approximately $190.0 million and $211.0 million, respectively. The following table provides additional information on our unfunded commitments regarding milestones, expirations, the obligors’ industries, and types of loans.

Unfunded Commitments (dollars in thousands)	As of December 31, 2015	As of December 31, 2014
Dependent on milestones	$50,000	$40,500

Expiring during
2015	—	103,500
2016	164,961	107,500
2017	25,000	—

Technology-related companies	151,711	201,000
Non-technology related companies	38,250	10,000

Growth capital loans	185,750	206,000
Equipment financings	4,211	—
Revolving loans	—	5,000

Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Over time, we generally expect approximately 75% of our gross unfunded commitments to be drawn before the expiration of their corresponding availability periods. We evaluate funding needs and expectations for each company at the time of commitment and as the company progresses and develops during the availability period. As of December 31, 2015, we had a payable of approximately $70.0 million due January 5, 2016, for the acquisition of U.S. Treasury bills. On January 5, 2016, we sold the U.S. Treasury bills and settled the payable in full. As of December 31, 2014, we had a payable of approximately $50.0 million due January 2, 2015, for the acquisition of U.S. Treasury bills. We sold the U.S. Treasury bills on January 2, 2015 and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received during the year ended December 31, 2015. As of December 31, 2015 and December 31, 2014, the outstanding obligations totaled approximately $3.1 million and $4.6 million, respectively.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2015 and December 31, 2014, our off-balance sheet arrangements consisted of approximately, $190.0 million and $211.0 million, respectively, of unfunded commitments, of which $50.0 million and $40.5 million, respectively, was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements with our customers contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company.

The table below provides our unfunded commitments by customer as of December 31, 2015 and December 31, 2014.

Unfunded Commitments (dollars in thousands)	As of December 31, 2015	As of December 31, 2014
Birchbox, Inc.	$15,000	$—
Birst, Inc.	22,500	22,500
Cambridge Broadband Network Limited	—	1,000
CipherCloud, Inc.	25,000	30,000
Dollar Shave Club, Inc.	20,000	—
HouseTrip Limited	250	—
Inspirato LLC	—	10,000
Jasper Technologies, Inc.	20,000	—
MapR Technologies, Inc. (Equipment Lease)	2,936	—
MapR Technologies, Inc.	20,000	—
Medallia, Inc.	20,000	20,000
Mind Candy Limited	—	15,000
Nutanix, Inc.	—	20,000
Optoro, Inc.	25,000	—
Rent the Runway, Inc.	8,000	—
Shazam Entertainment Limited	—	20,000
Simplivity Corporation (Equipment Lease)	1,275	—
SimpliVity Corporation	—	30,000
Tintri, Inc.	—	35,000
Virtual Instruments Corporation	—	7,500
WorldRemit Ltd.	10,000	—
Total	$189,961	$211,000

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into an advisory agreement, dated February 18, 2014, with our Adviser. Certain of our officers are also principals of the Adviser.

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

Recent Developments

Dividends

On March 14, 2016, we announced that our Board declared a $0.36 per share regular quarterly dividend, payable on April 15, 2016 to stockholders of record on March 31, 2016.

Credit Facility

On January 27, 2016, we amended our Credit Facility to: (i) reduce the applicable margin above the base rates specified in the Credit Facility from 3.50% to 3.00%, and (ii) extended the revolving period of the Credit Facility from February 21, 2016 to February 21, 2018 and the maturity date of the Credit Facility from February 21, 2017 to February 21, 2019.

Recent Portfolio Activity

From January 1, 2016 through March 11, 2016, we closed $75.0 million of additional debt commitments and funded $31.3 million in new investments. TPC’s direct originations platform entered into $23.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. We received $24.8 million in prepayments on outstanding growth capital loans from two obligors.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings and in the relative values of our portfolio that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a change in market interest rates will not have a material adverse effect on our net investment income. Because a majority of our loans in our existing portfolio, as of December 31, 2015, have a fixed interest rate, the fair values of these loans may fluctuate from changes in market interest rates.

As of December 31, 2015, a majority of the debt investments (approximately 76%) in our portfolio bore interest at fixed rates with $62.9 million in principal balance of loans outstanding subject to floating interest rates, all of which have interest rate floors. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Credit Facility bears interest at a floating rate. Our 2020 Notes bear interest at a fixed rate. As of December 31, 2015, our floating rate borrowings totaled $18.0 million, so an increase in interest rates would currently benefit us as we would generate additional interest income in excess of the additional interest expense. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2015 consolidated statement of assets and liabilities.

Change in Interest Rates (dollars in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$1,914	$(548)	$1,366
Up 200 basis points	$1,276	$(365)	$911
Up 100 basis points	$638	$(183)	$455
Up 50 basis points	$319	$(91)	$228
Down 25 basis points	$—	$46	$46

This analysis is indicative of the potential impact on our investment income as of December 31, 2015, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will reduce the positive impact of an increase to interest rates and may result in an overall decrease in net interest income, should interest rates rise. This analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2015, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 8.	Consolidated Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	92
Consolidated Statements of Assets and Liabilities as of December 31, 2015 and December 31, 2014	93
Consolidated Statements of Operations for the Year Ended December 31, 2015 and the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014	94
Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2015 and the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014	95
Consolidated Statements of Cash Flows for the Year Ended December 31, 2015 and the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014	96
Consolidated Schedules of Investments as of December 31, 2015 and December 31, 2014	97
Notes to Consolidated Financial Statements as of December 31, 2015 and December 31, 2014	112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TriplePoint Venture Growth BDC Corp.

Menlo Park, California

We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Venture Growth BDC Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights (presented in Note 8) for the year ended December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2015 and 2014, by correspondence with the custodian, borrowers and brokers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of TriplePoint Venture Growth BDC Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations, changes in their net assets, cash flows, and financial highlights for the year ended December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California

March 14, 2016

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except per share data)

	December 31, 2015	December 31, 2014
Assets
Investments at fair value (amortized cost of $276,352 and $256,485, respectively)	$271,717	$257,971
Short-term investments at fair value (cost of $69,998 and $49,998, respectively)	69,995	49,995
Cash	32,451	6,906
Restricted cash	6,028	8,033
Deferred credit facility costs	1,559	2,921
Prepaid expenses	573	503
Total Assets	382,323	326,329

Liabilities
Revolving Credit Facility	18,000	118,000
2020 Notes, net	52,910	—
Payable for U.S. Treasury bill assets	69,998	49,998
Base management fee payable	1,375	1,905
Income incentive fee payable	1,453	2,350
Accrued capital gains incentive fee	—	296
Payable to directors and officers	72	96
Other accrued expenses and liabilities	6,869	8,705
Total Liabilities	150,677	181,350
Commitments and Contingencies (Note 7)
Net Assets	$231,646	$144,979

Preferred stock, par value $0.01 per share (50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2015 and December 31, 2014)	$—	$—
Common stock, par value $0.01 per share (450,000,000 shares authorized; 16,302,036 and 9,924,171 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively)	163	99
Paid-in capital in excess of par value	235,205	142,635
Net investment income	34,767	12,808
Accumulated net realized losses	(317)	—
Accumulated net unrealized (losses) gains	(4,638)	1,483
Dividend distributions	(33,534)	(12,046)
Net Assets	$231,646	$144,979

Net Asset Value per Share	$14.21	$14.61

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Year Ended December 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014

Investment Income
Interest income from investments	$39,904	$24,674
Other income
Expirations / terminations of unfunded commitments	1,741	395
Other fees	441	277
Total investment and other income	42,086	25,346

Operating Expenses
Base management fee	5,428	2,723
Income incentive fee	4,360	2,569
Capital gains incentive fee	(296)	296
Interest expense and amortization of fees	6,285	3,897
Administration agreement expenses	1,517	1,098
General and administrative expenses	2,833	1,955
Total Operating Expenses	20,127	12,538

Net investment income	21,959	12,808
Net realized losses	(317)	—
Net change in unrealized (losses) gains on investments	(6,121)	1,483

Net Increase in Net Assets Resulting from Operations	$15,521	$14,291

Basic and diluted net investment income per share	$1.46	$1.30
Basic and diluted net increase in net assets per share	$1.03	$1.45
Basic and diluted weighted average shares of common stock outstanding	15,041,088	9,869,860

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars in thousands)

	Shares of Common Stock	Total Net Assets
Balance as of March 5, 2014	1,668	$25
Net increase in net assets resulting from operations	—	14,291
Dividend distributions	—	(12,046)
Common stock issuance, net	9,922,503	142,709
Balance as of December 31, 2014	9,924,171	$144,979

Balance as of January 1, 2015	9,924,171	$144,979
Net increase in net assets resulting from operations	—	15,521
Dividend distributions	—	(21,488)
Common stock issuance, net	6,844,085	98,186
Acquisition of common stock under repurchase plan	(466,220)	(5,552)
Balance as of December 31, 2015	16,302,036	$231,646

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$15,521	$14,291
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(101,095)	(283,171)
Purchases of short-term investments, net	(20,000)	(49,998)
Principal payments on investments	90,357	31,881
Payment-in-kind interest on investments	(409)	—
Net change in unrealized losses (gains) on investments	6,121	(1,483)
Realized losses on investments	317	—
Amortization and accretion of premiums and discounts, net	(1,788)	(559)
Accretion of end-of-term payments, net of prepayments	(7,249)	(4,636)
Amortization of deferred credit facility and 2020 Notes issuance costs	1,478	966
Change in restricted cash	2,005	(8,033)
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	20,000	49,998
Prepaid expenses	(456)	(503)
Base management fee payable	(530)	1,905
Income incentive fee payable	(897)	2,350
Accrued capital gains incentive fee	(296)	296
Payable to directors and officers	(24)	96
Other accrued expenses and liabilities	(909)	8,165
Net cash provided by (used in) operating activities	2,146	(238,435)

Cash Flows from Financing Activities:
Borrowing under bridge facility	—	121,662
Repayment of bridge facility	—	(121,662)
(Repayments) borrowings under revolving credit facility, net	(100,000)	118,000
Repurchase of common stock	(5,552)	—
Dividend distributions, net	(19,240)	(10,884)
Deferred credit facility costs	(503)	(3,347)
Net proceeds from issuance of 2020 Notes	52,756	—
Net proceeds from issuance of common stock	95,938	141,547
Net cash provided by financing activities	23,399	245,316
Net change in cash	25,545	6,881
Cash at beginning of period	6,906	25
Cash at end of period	$32,451	$6,906

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued deferred credit facility cost	$—	$540
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$4,087	$2,632
Dividend distributions reinvested	$2,248	$1,162

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
Birchbox, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (10.00% interest rate, 8.00% EOT payment)	$5,000	$4,951	$4,951	2/28/2019
		Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)	5,000	4,987	4,987	2/28/2019
Birchbox, Inc. Total			10,000	9,938	9,938
Birst, Inc.	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	10,000	9,971	9,977	11/30/2017
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (13.50% interest rate, 20.40% EOT payment)	5,475	5,751	5,751	9/30/2017
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	20,000	21,206	21,150	11/30/2016
Hayneedle, Inc.	E-Commerce - Household Goods	Growth Capital Loan (12.50% interest rate, 12.00% EOT payment)	15,000	15,681	15,673	8/31/2017
		Growth Capital Loan (12.75% interest rate, 16.00% EOT payment)	5,000	5,342	5,379	12/31/2017
Hayneedle, Inc. Total			20,000	21,023	21,052
HouseTrip Limited (1) (3)	Travel and Arrangement / Tourism	Growth Capital Loan (Prime + 8.75% interest rate, 5.00% EOT payment)	6,887	7,189	7,078	11/30/2016
Intermodal Data, Inc. (2) (5)	Data Storage	Growth Capital Loan (10.00% interest rate)	16,757	14,554	10,606	4/15/2019
Jasper Technology, Inc.	Communications software	Growth Capital Loan (Prime + 6.25% interest rate, 3.75% EOT payment)	5,000	4,983	4,983	1/31/2017
KnCMiner AB (1) (3)	Financial Institution and Services	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	4,596	4,546	4,549	6/30/2018
		Growth Capital Loan (9.25% interest rate, 6.00% EOT payment) (2)	2,000	1,947	1,946	6/30/2018
KnCMiner AB Total			6,596	6,493	6,495

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate)	$3,064	$3,021	$3,023	9/30/2018
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	10,000	10,279	9,891	6/30/2017
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (11.50% interest rate, 13.40% EOT payment)	684	782	784	6/30/2016
		Growth Capital Loan (11.50% interest rate, 13.70% EOT payment)	1,475	1,663	1,666	7/31/2016
		Growth Capital Loan (13.00% interest rate, 15.50% EOT payment)	2,000	2,120	2,134	8/31/2017
		Growth Capital Loan (13.00% interest rate, 16.00% EOT payment)	5,000	5,266	5,296	11/30/2017
		Growth Capital Loan (13.00% interest rate, 16.50% EOT payment)	5,000	5,220	5,240	2/28/2018
		Growth Capital Loan (13.00% interest rate, 11.60% EOT payment)	4,115	4,271	4,276	6/30/2017
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	402	406	405	8/31/2016
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	160	161	161	10/31/2016
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	108	108	108	3/31/2017
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	16	16	16	6/30/2017
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	11	11	11	7/31/2017
ModCloth, Inc. Total			18,971	20,024	20,097

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	$10,000	$9,841	$9,841	11/30/2018
SimpliVity Corporation	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	7,000	7,037	7,101	6/30/2018
		Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	3,000	2,992	3,019	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	7,000	6,971	7,061	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	3,000	2,971	3,014	12/31/2018
		Growth Capital Loan (12.75% interest rate, 9.50% EOT payment)	10,000	9,860	9,921	1/31/2019
		Equipment Financing (6.75% interest rate, 10.00% EOT payment) (1) (2)	3,869	3,869	3,869	12/31/2018
		Equipment Financing (6.75% interest rate, 7.50% EOT payment) (1) (2)	2,966	2,967	2,966	6/30/2018
		Equipment Financing (7.00% interest rate, 10.00% EOT payment) (1) (2)	1,778	1,778	1,777	12/31/2018
SimpliVity Corporation Total			38,613	38,445	38,728
Thinking Phone Networks, Inc. (dba Fuze.com)	Conferencing Equipment / Services	Growth Capital Loan (9.50% interest rate, 1.75% EOT payment)	30,000	29,204	29,222	9/30/2018

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (9.50% interest rate, 9.25% EOT payment) (5)	4,015	4,335	3,957	12/31/2016
		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment) (5)	4,285	4,587	4,156	1/31/2017
		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment) (5)	4,552	4,836	4,353	2/28/2017
		Growth Capital Loan (Prime + 6.75% interest rate, 50.0% EOT payment) (5)	2,543	3,467	3,296	12/31/2016
		Growth Capital Loan (Prime + 6.75% interest rate, 60.0% EOT payment) (5)	5,085	6,843	6,996	12/31/2016
		Growth Capital Loan (10.00% interest rate) (2) (5)	1,525	1,525	1,368	12/31/2016
		Growth Capital Loan (10.00% interest rate) (2) (5)	3,551	3,551	3,185	12/31/2016
Virtual Instruments Corporation Total			25,556	29,144	27,311
WorldRemit Limited (1) (2) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	$5,000	$4,906	$4,903	12/31/2018

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 9.80% EOT payment)	1,587	1,822	1,847	6/30/2016
		Growth Capital Loan (Prime + 10.25% interest rate, 10.10% EOT payment)	3,172	3,497	3,520	12/31/2016
		Growth Capital Loan (Prime + 10.25% interest rate, 10.30% EOT payment)	3,647	3,893	3,947	3/31/2017
		Growth Capital Loan (Prime + 10.25% interest rate, 11.00% EOT payment)	10,000	10,122	10,225	12/31/2017
Xirrus, Inc. Total			18,406	19,334	19,539
Total Debt Investments			$260,325	$265,306	$259,585

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2015

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
Aerohive Networks, Inc. (2) (6)	Wireless Communications Equipment	Common Stock	33,993	153	—
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	112	74
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	53,237	611	1,807
Birst, Inc.	Business Applications Software	Preferred Stock	428,491	129	600
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	15
CipherCloud, Inc. (2)	Business Applications Software	Preferred Stock	58,746	36	26
Dollar Shave Club, Inc. (2)	Specialty Retailers	Preferred Stock	15,627	16	21
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77	—
Hayneedle, Inc.	E-Commerce - Household Goods	Common Stock	400,000	468	320
HouseTrip SA (1) (3)	Travel and Arrangement / Tourism	Preferred Shares	212,804	93	—
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	35	106
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37	40
Jasper Technology, Inc.	Communications software	Preferred Units	7,379	37	37
KnCMiner AB (1) (3)	Financial Institution and Services	Preference Shares	31,818	89	47
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	154,392	26	26
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	87
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	191
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	5,590,041	746	783
Nutanix, Inc. (2)	Database Software	Preferred Stock	45,000	77	332

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2015

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants (continued)
One Kings Lane, Inc. (2)	E-Commerce - Household Goods	Preferred Stock	13,635	29	13
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	40
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	35,215	85	85
Shazam Entertainment Limited (1) (2) (3)	MultiMedia / Streaming Software	Ordinary Shares	2,669,479	134	166
SimpliVity Corporation	Database Software	Preferred Stock	691,420	825	1,401
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	38
Thinking Phone Networks, Inc. (dba Fuze.com)	Conferencing Equipment / Services	Preferred Stock	276,807	612	612
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	283,401	712	674
Virtual Instruments Corporation	Network Systems Management Software	Preference Shares	694,788	612	—
WorldRemit Limited (1) (2) (3)	Financial Institution and Services	Preferred Stock	32,072	96	96
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	5,568,203	749	335
Total Warrants				$7,572	$8,067

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2015

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost	Fair Value
Equity Investments (2)
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	$250	$260
Birst, Inc.	Business Applications Software	Preferred Stock	42,801	250	249
Dollar Shave Club, Inc.	Specialty Retailers	Preferred Stock	19,533	500	497
EndoChoice Holdings, Inc. (6)	Medical Device and Equipment	Common Stock	50,992	224	426
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	258
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	740
Nutanix, Inc.	Database Software	Preferred Stock	137,202	1,000	1,635
Total Equity Investments				$3,474	$4,065

Total Investments in Portfolio Companies				$276,352	$271,717

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$70,000 Face Value Maturity Date 01/28/2016 Yield to Maturity 0.05%			$69,998	$69,995
Total Short-Term Investments				$69,998	$69,995

Total Investments				$346,350	$341,712

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

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULES OF INVESTMENTS

As of December 31, 2015 and December 31, 2014

NOTES TO CONSOLIDATED SCHEDULES OF INVESTMENTS

Notes applicable to the investments presented in the foregoing tables:

Unless otherwise noted, all of the investments in the foregoing tables are in entities that are domiciled in the United States and/or have a principal place of business in the United States.

No investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company.

As of December 31, 2015 and December 31, 2014, unless otherwise noted, certain of the Company’s debt investments and certain of the Company’s warrants, with an aggregate fair value of approximately $235.2 million and $239.8 million, respectively, were pledged for borrowings under the Company’s revolving credit facility.

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

Specific notes applicable to specific investments in the foregoing tables:

(1) Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2015 and December 31, 2014, non-qualifying assets as a percentage of total assets were 11.6% and 8.6%, respectively.

(2) As of December 31, 2015 and December 31, 2014, these debt investments, warrants, equity investments, and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.

(3) Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4) Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

(5) Debt Investment has a payment-in-kind (“PIK”) feature.

(6) Entity is publicly traded and listed on the New York Stock Exchange (the “NYSE”).

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

Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities include interest payable, accounts payable and the fair value of unfunded commitment liabilities. Unfunded commitment liabilities reflect the fact that the Company is a party to certain delay draw credit agreements with its portfolio companies, which requires the Company to make future advances at the borrowers’ discretion during a defined loan availability period. The Company’s credit agreements contain customary lending provisions which allow the Company relief from funding previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. In certain instances, the borrower may be required to achieve certain milestones before they may request a future advance. The unfunded obligation associated with these credit agreements is equal to the amount by which the contractual funding commitment exceeds the sum of the amount of funded debt unless the availability period has expired. The fair value at the inception of the agreement of the delay draw credit agreements approximates the fair value of the warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability included in the Company’s consolidated statements of assets and liabilities reflects the fair value of these future funding commitments.

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

For debt investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company does not accrue PIK interest if it is deemed uncollectible.

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

Realized/Unrealized Gains or Losses

The Company measures realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized gain (loss) on investments in the consolidated statements of operations.

Management Fees

The Company accrues for the base management fee and incentive fee. The accrual for incentive fee includes the recognition of incentive fees on unrealized gains, even though such incentive fees are neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized losses on investments.

U.S. Federal Income Taxes

The Company has elected to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M the Code, for U.S. federal income tax purposes, beginning with the Company’s taxable year ending December 31, 2014. Generally, a RIC is not subject to U.S. federal income taxes on distributed income and gains if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. Additionally, a RIC must distribute at least 98% of its ordinary income and 98.2% of its capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the RIC previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. The Company intends to distribute sufficient dividends to maintain the Company’s RIC status each year and does not anticipate paying any material U.S. federal income taxes in the future.

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

Organizational and Offering Costs

Organizational and offering costs are charged against paid-in-capital. In 2014, the Company incurred $1.75 million in offering costs in completing its initial public offering, which were charged against paid-in capital. Organizational and offering costs in excess of this amount were paid by the Adviser. None of the expenses borne by the Adviser in connection with the Company’s initial public offering above the $1.75 million threshold are subject to recoupment from the Company.

In 2015, the Company incurred approximately $0.9 million in offering costs in completing its public offering of common stock and the underwriter’s partial exercise of their overallotment option, which were charged against paid-in capital.

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing. Debt issuance costs are amortized and included in interest expense over the life of the related debt instrument using the effective yield method. The respective debt payable is presented net of the unamortized debt issuance costs in the consolidated statements of assets and liabilities.

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s average adjusted gross assets, including assets purchased with borrowed funds. For services rendered under the Advisory Agreement, the base management is payable quarterly in arrears. The base management fee is calculated based on the average value of the Company’s gross assets at the end of its two most recently completed calendar quarters. Such amount is appropriately adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuance or repurchases during a calendar quarter. Base management fee for any partial month or quarter are appropriately pro-rated.

The incentive fee, which provides the Adviser with a share of the income it generates for the Company, consists of two components—investment income and capital gains—which are largely independent of each other, with the result that one component may be payable even if the other is not payable.

Under the investment income component, the Company pays the Adviser 20.0% of the amount by which the Company’s pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which the Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of the Company’s pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be regulated as a BDC exceeds the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be regulated as a BDC. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be regulated as a BDC minus (y) the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be regulated as a BDC. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since the effective date of the Company’s election to be regulated as a BDC. The Company elected to be regulated as a BDC on March 5, 2014.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. There were no realized capital gains since the inception of the Company and, thus, no capital gains incentive fee was earned or is payable. The Company had net unrealized losses during the year ended December 31, 2015, and, as a result, recorded a reversal in previously accrued capital gains incentive fee. The Company had net unrealized gains during the period from March 5, 2014 (commencement of operations) to December 31, 2014, and, as a result, accrued a capital gains incentive fee equal to 20% of that amount.

Management and Incentive Fees	For the Year Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands)	December 31, 2015	December 31, 2014
Base management fee	$5,428	$2,723
Income incentive fee	$4,360	$2,569
Capital gains incentive fee	$(296)	$296

Base management and incentive fees are generally paid in the following quarter after they are earned. During the year ended December 31, 2015, approximately $6.0 million of base management fee earned in prior and current periods was paid and $5.3 million of income incentive fee earned in prior and current periods was paid. During the period from March 5, 2014 (commencement of operations) to December 31, 2014, approximately $0.8 million of the base management fee was paid and $0.2 million of the income incentive fee was paid.

Administration Agreement

Prior to the commencement of operations, the Board approved an administration agreement dated February 18, 2014 (the “Administration Agreement”). The Administration Agreement provides that the Administrator is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports and other materials filed with the Securities and Exchange Commission (the “SEC”) and any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing net asset value, overseeing the preparation and filing of the Company’s tax returns and printing and disseminating reports and other materials to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

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

The Administrator engages a sub-administrator to provide certain administrative services. For the year ended December 31, 2015 and the period from March 5, 2014 (commencement of operations) to December 31, 2014, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $1.5 million and $1.1 million, respectively, of which approximately $0.2 million were paid or payable to third party service providers in each of the respective periods.

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

The following is a summary by investment type of the fair value according to inputs used in valuing investments listed in the accompanying consolidated schedule of investments as of December 31, 2015 and December 31, 2014.

Investment Type	As of December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$259,585	$259,585
Warrants	—	—	8,067	8,067
Equity investments	426	—	3,639	4,065
Short-term investments	69,995	—	—	69,995
Total investments	$70,421	$—	$271,291	$341,712

Investment Type	As of December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	—	$247,609	$247,609
Warrants	—	—	7,291	7,291
Equity investments	—	—	3,071	3,071
Short-term investments	49,995	—	—	49,995
Total investments	$49,995	$—	$257,971	$307,966

The following tables present additional information about Level 3 investments measured at fair value for the year ended December 31, 2015 and the period from March 5, 2014 (commencement of operations) to December 31, 2014. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Year Ended December 31, 2015
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2015	$247,609	$7,291	$3,071	$257,971
Fundings of investments, at cost	98,932	1,413	750	101,095
Principal payments received on investments	(90,357)	—	—	(90,357)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	9,037	—	—	9,037
Gross transfers out of Level 3 (1)	—	(491)	—	(491)
Realized losses	—	(317)	—	(317)
Net change in unrealized (losses) gains included in earnings	(6,045)	171	(182)	(6,056)
Payment in kind coupon	409	—	—	409
Totals	$259,585	$8,067	$3,639	$271,291

Net change in unrealized (losses) gains on Level 3 investments held as of December 31, 2015	$(5,822)	$(119)	$(182)	$(6,123)

Level 3	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of March 5, 2014	$—	$—	$—	$—
Purchases and fundings of investments, at cost (2)	273,971	6,700	2,500	283,171
Principal payments received on investments	(31,881)	—	—	(31,881)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	5,195	—	—	5,195
Realized gains	—	—	—	—
Net change in unrealized gains included in earnings	324	591	571	1,486
Totals	$247,609	$7,291	$3,071	$257,971
Net change in unrealized gains on Level 3 investments held as of December 31, 2014	$324	$591	$571	$1,486

(1)

Transfers out of Level 3 are measured as of the date of the transfer. During the year ended December 31, 2015, these transfers relate to warrants and equity investments, as the result of exercising warrants in publicly traded companies. During the period from March 5, 2014 (commencement of operations) to December 31, 2014, there were no transfers in or out of any levels.

(2)

Purchases and fundings of investments include the purchase of the Company’s initial portfolio on March 5, 2014 and fundings of additional investments during the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Realized and unrealized gains and losses are included in net realized gains (losses) on investments and net change in unrealized gains (losses) on investments in the consolidated statements of operations. There were realized losses of approximately $0.3 million as a result of writing off certain warrants during the year ended December 31, 2015. There were no realized gains or losses during the period from March 5, 2014 (commencement of operations) to December 31, 2014. Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statements of operations. The change in net unrealized gains (losses) for Level 3 investments in debt, equity and warrants are summarized in the tables above. In addition to the unrealized gains and losses for Level 3 investments, there were unrealized losses of approximately $3 thousand on U.S. Treasury bills as of both December 31, 2015 and December 31, 2014, respectively. For the year ended December 31, 2015, the Company had approximately $1.6 million of PIK income, of which it reserved approximately $1.2 million relating to a debt investment with $16.8 million in outstanding principal as of December 31, 2015. Prior to April 2015, the Company did not have any PIK income.

For the year ended December 31, 2015, the Company recognized approximately $2.2 million in other income, consisting of $1.8 million from the termination or expiration of unfunded commitments and approximately $0.4 million from the realization of certain fees paid by companies and miscellaneous income. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, the Company recognized $0.7 million in other income, consisting of $0.4 million from the termination or expiration of unfunded commitments and approximately $0.3 million from the realization of certain fees paid by companies and miscellaneous income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of December 31, 2015 and December 31, 2014. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of December 31, 2015
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$259,585	Discounted Cash Flows	Discount Rate	9.21% - 32.50% (16.90%)
Warrants	6,131	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	0.69x – 13.00x (2.78x)
			Volatility	35.00% - 77.50% (55.50%)
			Term	1.00– 5.00 Years (2.54 Years)
			Discount for Lack of Marketability	0.00% - 29.90% (16.50%)
	1,936	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	20.00% – 30.00% (24.60%)
			Term	0.50 – 1.25 Years (1.15 Years)
Equity investments	2,004	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.75x – 8.50x (4.36x)
			Volatility	45.00% - 65.00% (55.80%)
			Term	1.75– 5.00 Years (3.07 Years)
			Discount for Lack of Marketability	0.00% - 24.10% (15.40%)
	1,635	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	20.00% – 20.00% (20.00%)
			Term	0.75 – 0.75 Years (0.75 Years)
Total investments	$271,291

Level 3 Investments	As of December 31, 2014
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$247,609	Discounted Cash Flows	Discount Rate	11.30% - 19.75% (14.90%)
Warrants	6,359	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.00x – 6.50x (2.99x)
			Weighted Average Cost of Capital	18.50% – 25.00% (20.17%)
			Volatility	42.08% - 70.00% (54.68%)
			Term	0.25– 4.40 Years (2.54 Years)
			Discount for Lack of Marketability	0.00% - 38.65% (13.43%)
	932	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	30.00% – 30.00% (30.00%)
			Term	0.75 – 1.00 Years (0.92 Years)
Equity investments	1,571	Probability-Weighted Expected Return Method	Volatility	70.00% – 70.00% (70.00%)
			Term	1.12 – 1.12 Years (1.12 Years)
	1,500	Market Approach	Price Paid	N/A
Total investments	$257,971

As of December 31, 2015, the fair values for all the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date. For all but four warrant positions and one equity investment, fair values were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Four warrant positions and one equity investment were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method given the outlook for that company. The range of the various assumptions and weighted averages of these assumptions are summarized in the tables above.

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

As of December 31, 2015 and December 31, 2014, the Company had pledged certain of its debt investments and certain of its warrants with an aggregate fair value of approximately $235.2 million and $239.8 million, respectively, for borrowings under its revolving credit facility.

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

Revolving Credit Facility

In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (“Credit Facility”). In August 2014, the Company amended its Credit Facility to increase the total commitments available there under by $50.0 million to $200.0 million in aggregate, subject to borrowing base requirements.

Effective as of a January 2016 amendment to the Credit Facility, borrowings under this revolving Credit Facility bear interest at the sum of (i) the commercial paper rate for certain specified lenders and 30-day LIBOR for other lenders or, if LIBOR is unavailable, the higher of Deutsche Bank’s commercial lending rate or the Federal Funds Rate plus 0.50% plus (ii) a margin of 3.0% during the revolving period and 4.5% during the amortization period. Borrowings under this revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay to Deutsche Bank a syndication fee in 12 monthly installments, of approximately 1% of the committed facility amount. The Company also agreed to pay Deutsche Bank a fee to act as administrative agent under this revolving Credit Facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum of any unused borrowings under this Credit Facility on a monthly basis. This revolving Credit Facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to the Company’s Chief Executive Officer, Mr. James Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under this Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. Effective as of a January 2016 amendment to the Credit Facility the revolving period of the Credit Facility ends on February 21, 2018 and the maturity date of the Credit Facility on February 21, 2019. As of December 31, 2015 and December 31, 2014, the Company was in compliance with all covenants under this Credit Facility.

At December 31, 2015 and December 31, 2014, the Company had outstanding borrowings of $18.0 million and $118.0 million, respectively, under its revolving Credit Facility, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Company’s revolving Credit Facility not measured at fair value on a recurring basis, approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of revolving Credit Facility would be categorized as Level 3 of the fair value hierarchy. Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility, paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Year Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands)	December 31, 2015	December 31, 2014
Revolving Credit Facility
Interest cost charged on borrowings	$2,113	$2,212
Unused fee	1,091	630
Amortization of costs and other fees	1,414	1,055
Revolving Credit Facility Total	$4,618	$3,897
2020 Notes
Interest cost	$1,505	$—
Amortization of costs and other fees	162	—
2020 Notes Total	$1,667	$—
Total interest expense and amortization of fees	$6,285	$3,897

2020 Notes

On August 4, 2015, the Company completed a public offering of $50.0 million in aggregate principal amount of its 6.75% Notes due 2020 (the "2020 Notes") and received net proceeds of $48.3 million after the payment of fees and offering costs. The interest on the 2020 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. The 2020 Notes are currently listed on the NYSE under the symbol “TPVZ”. The 2020 Notes were issued in integral principal amount multiples ("units") of $25.  On September 2, 2015, the Company issued an additional $4.6 million in aggregate principal amount of its 2020 Notes and received net proceeds of approximately $4.5 million after the payment of fees and offering costs as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes. The 2020 Notes are disclosed under “2020 Notes” in the consolidated statements of assets and liabilities, net of unamortized issuance costs. The interest expense, including amortization of debt issuance costs are summarized in the table above.

At December 31, 2015, the 2020 Notes had a market price of $25.24 per unit resulting in an aggregate fair value of $55.1 million. The liability of the Company is recorded at amortized cost, which includes $1.7 million of deferred issuance cost which is amortized and expensed over the five year term of the 2020 Notes based on an effective yield method and not at fair value on the consolidated statements of assets and liabilities.

The following tables provide additional information about the level in the fair value hierarchy of the Company’s liabilities at December 31, 2015 and December 31, 2014.

Liability	As of December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$18,000	$18,000
2020 Notes, net *	—	53,435	—	53,435

Liability	As of December 31, 2014
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$118,000	$118,000

*	Net of $1.7 million of deferred issuance cost.

Other Payables

On December 31, 2015, the Company purchased $70.0 million of U.S. Treasury bills for settlement on January 5, 2016. On December 30, 2014, the Company purchased $50.0 million of U.S. Treasury bills for settlement on January 2, 2015. The associated payable is included in the Company’s consolidated statements of assets and liabilities as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015 and December 31, 2014, the Company had no other payables other than in the ordinary course of business.

Note 7. Commitments

As of December 31, 2015 and December 31, 2014, the Company’s unfunded commitments to twelve and eleven companies, respectively, totaled approximately $190.0 million and $211.0 million, respectively. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. We generally expect approximately 75% of our gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods. The table below provides the Company’s unfunded commitments by customer as of December 31, 2015 and December 31, 2014.

	As of December 31, 2015
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birchbox, Inc.	$15,000	$—
Birst, Inc.	22,500	202
CipherCloud, Inc.	25,000	73
Dollar Shave Club, Inc.	20,000	216
HouseTrip Limited	250	—
Jasper Technologies, Inc.	20,000	319
MapR Technologies, Inc. (Equipment Lease)	2,936	—
MapR Technologies, Inc.	20,000	23
Medallia, Inc.	20,000	111
Optoro, Inc.	25,000	40
Rent the Runway, Inc.	8,000	—
Simplivity Corporation (Equipment Lease)	1,275	19
WorldRemit Ltd.	10,000	99
Total	$189,961	$1,102

	As of December 31, 2014
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birst, Inc.	$22,500	$201
Cambridge Broadband Network Limited	1,000	10
CipherCloud, Inc.	30,000	79
Inspirato, LLC	10,000	46
Medallia, Inc.	20,000	11
Mind Candy Limited	15,000	424
Nutanix, Inc.	20,000	64
Shazam Entertainment Limited	20,000	134
SimpliVity Corporation	30,000	191
Tintri, Inc.	35,000	805
Virtual Instruments Corporation	7,500	167
Total	$211,000	$2,132

The tables above also provide the fair value of the Company’s unfunded commitment liability as of December 31, 2015 and December 31, 2014 totaling approximately $1.1 million and $2.1 million, respectively. The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities. During the year ended December 31, 2015, the fair value of unfunded commitment liability decreased by $1.0 million primarily due to changes in unfunded commitments.

The below table provides additional details of unfunded commitments during the year ended December 31, 2015 and the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Unfunded Commitments Activity (dollars in thousands)	For the Year Ended December 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
Unfunded commitments at beginning of period	$211,000	$151,261
Activity during the period:
New commitments	213,750	269,500
Fundings	(101,289)	(159,431)
Expirations / Terminations	(133,500)	(50,330)
Unfunded commitments at end of period	$189,961	$211,000

As of December 31, 2015 and December 31, 2014, the Company had no unrealized gains and losses for liabilities within Level 3 category.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, the obligors’ industries, and types of loans.

Unfunded Commitments (dollars in thousands)	As of December 31, 2015	As of December 31, 2014
Dependent on milestones	$50,000	$40,500

Expiring during
2015	—	103,500
2016	164,961	107,500
2017	25,000	—

Technology-related companies	151,711	201,000
Non-technology related companies	38,250	10,000

Growth capital loans	185,750	206,000
Equipment financings	4,211	—
Revolving loans	—	5,000

These liabilities are considered Level 3 liabilities under ASC Topic 820 because there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Note 8. Financial Highlights

The financial highlights presented below are for the year ended December 31, 2015 and the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Financial Highlights	For the Year Ended December 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
(dollars in thousands, except per share data)	or as of December 31, 2015	or as of December 31, 2014
Per Share Data (1)
Initial public offering price	$—	$15.00
Front end sales charges	—	(0.44)
Net proceeds	—	14.56
Offering costs	—	(0.18)
Net asset value at beginning of period	14.61	14.38
Changes in net asset value due to:
Offering costs related to public offering of common stock	(0.05)	—
Share repurchase	0.08	—
Dividend reinvestment plan	(0.03)	—
Net investment income	1.46	1.30
Net realized losses	(0.02)	—
Net change in unrealized (losses) gains on investments	(0.40)	0.15
Dividends distributed from net investment income	(1.44)	(1.22)
Dividends distributed from net realized gains	—	—
Net asset value at end of period	$14.21	$14.61

Net investment income per share	$1.46	$1.30
Net increase in net assets per share	$1.03	$1.45
Weighted average shares of common stock outstanding for period	15,041,088	9,869,860
Shares of common stock outstanding at end of period	16,302,036	9,924,171

Financial Highlights	For the Year Ended December 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
(dollars in thousands, except per share data)	or as of December 31, 2015	or as of December 31, 2014
Ratios / Supplemental Data
Net asset value at beginning of period	$144,979	$141,572
Net asset value at end of period	$231,646	$144,979
Average net asset value	$218,623	$144,237

Total return based on net asset value per share (2)	9.5%	10.1%
Net asset value per share at beginning of period	$14.61	$14.38
Dividends distributed from net investment income per share during period	$1.44	$1.22
Net asset value per share at end of period	$14.21	$14.61

Total return based on stock price (3)	(9.4)%	7.1%
Stock price at beginning of period	$14.85	$15.00
Dividends distributed from net investment income per share during period	$1.44	$1.22
Stock price at end of period	$11.96	$14.85

Weighted average portfolio yield (4)	17.0%	15.4%
Coupon income (4)	10.6%	11.1%
Accretion of discount (4)	0.8%	0.4%
Accretion of end-of-term payments (4)	4.0%	3.0%
Impact of prepayments during the period (4)	1.6%	0.9%

Net investment income to average net asset value (5)	10.0%	10.7%
Net increase in net assets to average net asset value (5)	7.1%	12.0%
Ratio of expenses to average net asset value (5) (6)	9.2%	10.5%

(1)

All per share activity is calculated based on the weighted average shares outstanding for the relevant period, except net increase (decrease) in net assets from capital share transactions, which is based on the common shares outstanding as of the relevant balance sheet date. The public offering of common stock in 2015 was issued at a price in excess of net asset value (“NAV”) as of the date of issuance.

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

(5)	Percentage is presented on an annualized basis.

(6)	Additional financial ratios are provided below:

Ratios	For the Year Ended December 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
(Percentages, on an annualized basis)	or as of December 31, 2015	or as of December 31, 2014
Operating expenses excluding incentive fees to average net asset value	7.3%	8.1%
Income component of incentive fees to average net asset value	2.0%	2.2%
Capital gains component of incentive fees to average net asset value	(0.1)%	0.2%

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted net increase in net assets per share for the year ended December 31, 2015 and the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Basic and Diluted Share Information	For the Year Ended	For the Period from March 5, 2014 (Commencement of Operations) to
(dollars in thousands, except per share data)	December 31, 2015	December 31, 2014
Net investment income	$21,959	$12,808
Net increase in net assets resulting from operations	$15,521	$14,291
Basic and diluted average weighted shares of common stock outstanding	15,041,088	9,869,860
Basic and diluted net investment income per share of common stock	$1.46	$1.30
Basic and diluted net increase in net assets per share of common stock	$1.03	$1.45

Note 10. Equity

On March 5, 2014, the Company issued 9,840,665 shares of common stock through an initial public offering and a concurrent private placement offering and received net proceeds of approximately $143.3 million. In addition, a portion of the offering costs, or $1.75 million, were borne by the Company and charged against paid-in capital. The Adviser agreed to pay the balance of the organizational and offering costs and a portion of the underwriting sales load, which amounts are not subject to recoupment from the Company.

On March 27, 2015, the Company priced a public offering of 6,500,000 shares of its common stock, raising approximately $93.7 million after offering costs. On April 29, 2015, the Company received an additional approximately $2.2 million through the issuance of 154,018 shares of the Company’s common stock as the result of underwriters’ partial exercise of their overallotment option. Offering costs of approximately $0.9 million were borne by the Company and charged against paid-in capital. The Adviser agreed to pay approximately $3.7 million, which represents a portion of the market price discount and the entire underwriting sales load, which amounts are not subject to recoupment from the Company.

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the year ended December 31, 2015 and the period from March 5, 2014 (commencement of operations) to December 31, 2014, is provided in the following tables.

Issuance of Common Stock for the Year ended December 31, 2015 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Public offering of common stock	3/27/2015	6,500,000	$94,575	$—	$847	$14.55 per share	(1)
First quarter 2015 dividend reinvestment	4/16/2015	29,234	390	—	—	$13.33 per share
Exercise of over-allotment option	4/24/2015	154,018	2,242	—	32	$14.55 per share	(1)
Second quarter 2015 dividend reinvestment	6/16/2015	34,761	449	—	—	$12.92 per share
Third quarter 2015 dividend reinvestment	9/16/2015	37,993	410	—	—	$10.80 per share
Fourth quarter 2015 dividend reinvestment	12/16/2015	88,079	999	—	—	$11.34 per share
Total issuance		6,844,085	$99,065	$—	$879

Issuance of Common Stock for the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Initial public offering	3/5/2014	8,333,333	$125,000	$3,750	$1,750	$15.00 per share
Exercise of over-allotment option	3/5/2014	1,250,000	18,750	562	—	$15.00 per share
Private placement	3/5/2014	257,332	3,860	—	—	$15.00 per share
First quarter 2014 dividend reinvestment	4/30/2014	6,038	87	—	—	$14.44 per share
Second quarter 2014 dividend reinvestment	6/17/2014	20,489	298	—	—	$14.54 per share
Third quarter 2014 dividend reinvestment	9/16/2014	22,715	329	—	—	$14.50 per share
Fourth quarter 2014 dividend reinvestment	12/16/2014	20,522	277	—	—	$13.49 per share
Special 2014 dividend reinvestment	12/31/2014	12,074	170	—	—	$14.11 per share
Total issuance		9,922,503	$148,771	$4,312	$1,750

(1)

In connection with this offering, the Adviser paid the underwriters a supplemental payment of approximately $0.7 million, or $0.11 per share, which reflected the difference between the public offering price and the proceeds per share received by the Company in the offering.

Subsequent to the end of the third quarter of 2015, the Board authorized the repurchase of up to $25 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time.  The Company expects that the program will be in effect until October 30, 2016, or until the approved dollar amount has been used to repurchase shares. The Company repurchased 466,220 shares of common stock for approximately $5.6 million during the year ended December 31, 2015.

Shares Repurchased for the Year ended December 31, 2015 (dollars in thousands, except per share data)	Date	Number of Shares Repurchased	Approximate Dollar Value of Shares Repurchased	Average Price per Share
Shares Repurchased	11/13/2015 to 12/23/2015	466,220	$5,552	$ 11.91 per share
Total Shares Repurchased		466,220	$5,552

Prior to the Company’s initial public offering, there were 1,668 shares of common stock outstanding. As a result of the stock issuance and repurchases summarized above, 16,302,036 and 9,924,171 shares of common stock were outstanding as of December 31, 2015 and December 31, 2014, respectively.

Note 11. Dividends

The Company has elected to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code, for U.S. federal income tax purposes, beginning with the Company’s taxable year ending December 31, 2014. In order to qualify as a RIC, among other things, the Company is required to distribute at least 90% of the Company’s net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. Additionally, the Company must distribute at least 98% of the Company’s ordinary income and 98.2% of the Company’s capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. The Company intends to distribute (or retain through a deemed distribution) all of the Company’s investment company taxable income and net capital gains to stockholders. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

The following table summarizes the Company’s cash distributions per share as authorized by the Board since March 5, 2014 (commencement of operations).

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

(1)	Represents a special dividend.
(2)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

It is the Company’s intention to distribute all or substantially of its taxable income earned over the course of the year. For the year ended December 31, 2015, total dividends of $1.44 per share have been declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for 2015 exceeded its distributions. As of December 31, 2015, the Company estimates it had approximately $1.7 million of remaining taxable earnings to distribute to stockholders. This “spillover” income will be distributed as part of the first quarter dividends. Since March 5, 2014 (commencement of operations) to December 31, 2015, total dividends of $2.66 per share have been declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits have exceeded its distributions.

Note 12. Taxable Income

The Company has elected to be treated and intends to qualify each year as a RIC under Subchapter M of the Code. As a RIC, the Company generally does not pay corporate-level federal income taxes on any ordinary income or capital gains that the Company timely distributes to its stockholders as dividends. It is the Company’s intention to distribute 100% of its annual taxable income to our stockholders and thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations for the year ended December 31, 2015 and the period from March 5, 2014 (commencement of operations) to December 31, 2014. The table below provides an estimate of taxable income before deductions of distributions.

Estimated Taxable Income before Deductions for Distributions (dollars in thousands)	For the Year Ended December 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
Net increase in net assets resulting from operations	$15,521	$14,291
Less: Net realized and unrealized losses (gains)	6,438	(1,483)
Plus: Other GAAP / tax differences	(21)	447
Estimated taxable income before deductions for distributions	$21,938	$13,255

The Company distributed approximately $21.5 million in dividends through four regular quarterly dividends during the year ended December 31, 2015, and distributed approximately $12.1 million, through four regular quarterly dividends and one special dividend during the period from March 5, 2014 (commencement of operations) to December 31, 2014. The Company will distribute the approximately $1.7 million of undistributed taxable income in 2016 to meet its intention of distributing all of the taxable income earned in the calendar year 2015. The Company distributed the approximately $1.2 million of 2014 undistributed taxable income in 2015 to distribute all of the taxable income earned in the calendar year 2014. As a result of this “spillover” income, the Company incurred a non-deductible excise tax of approximately $49 thousand and $48 thousand for the year ended December 31, 2015 and the period from March 5, 2014 (commencement of operations) to December 31, 2014, respectively.

Note 13. Selected Quarterly Financial Results

The following tables set forth selected quarterly financial data for the three months ended March 31, 2015, June 30, 2015, September 30, 2015, and December 31, 2015 and the period from March 5, 2014 (commencement of operations) to March 31, 2014 and for the three months ended June 30, 2014, September 30, 2014, and December 31, 2014.

Selected Quarterly Financial Results (unaudited)	For the Three Months Ended
(dollars in thousands, except per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total investment and other income	$9,808	$11,606	$9,245	$11,427
Net investment income	$4,945	$6,295	$4,671	$6,048
Net realized losses	$(317)	$—	$—	$—
Net unrealized (losses) gains	$(1,889)	$753	$1,044	$(6,029)
Net increase in net assets resulting from operations	$2,739	$7,048	$5,715	$19

Basic and diluted net investment income per share	$0.48	$0.38	$0.28	$0.36
Basic and diluted net increase in net assets per share	$0.27	$0.43	$0.34	$0.00
Net asset value per common share at period end	$14.48	$14.54	$14.52	$14.21

Selected Quarterly Financial Results (unaudited)	For the Period from March 5, 2014 (Commencement of Operations) to	For the Three Months Ended
(dollars in thousands, except per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total investment and other income	$1,308	$5,489	$7,858	$10,690
Net investment income	$569	$2,854	$3,522	$5,862
Net unrealized gains (losses)	$1,374	$36	$1,151	$(1,078)
Net increase in net assets resulting from operations	$1,943	$2,890	$4,673	$4,784

Basic and diluted net investment income per share	$0.06	$0.29	$0.36	$0.59
Basic and diluted net increase in net assets per share	$0.20	$0.29	$0.47	$0.48
Net asset value per common share at period end	$14.58	$14.49	$14.64	$14.61

Note 14. Subsequent Events

Dividends

On March 14, 2016, the Company announced that our Board declared a $0.36 per share regular quarterly dividend, payable on April 15, 2016 to stockholders of record on March 31, 2016.

Credit Facility

As further discussed in Note 6 on Borrowings, on January 27, 2016, the Company amended the Credit Facility to: (i) reduce the applicable margin above the base rates specified in the Credit Facility from 3.50% to 3.00%, and (ii) extended the revolving period of the Credit Facility from February 21, 2016 to February 21, 2018 and the maturity date of the Credit Facility from February 21, 2017 to February 21, 2019.

Recent Portfolio Activity

From January 1, 2016 through March 11, 2016, the Company closed $75.0 million of additional debt commitments and funded $31.3 million in new investments. TPC’s direct originations platform entered into $23.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. The Company received $24.8 million in prepayments on outstanding growth capital loans from two obligors.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, conducted an evaluation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). As of the end of the period covered by this annual report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective, and provided reasonable assurance, to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms, and that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

2. Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial and accounting officer, approved and monitored by the Company’s Board of Directors, and implemented by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”).

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Due to the Company’s status as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2015.

3. Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits

The following documents are filed as part of the annual report on Form 10-K.

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(2)

4.1	Specimen Stock Certificate(3)

4.2	Indenture between TriplePoint Venture Growth BDC Corp. and U.S. National Bank Association, as trustee, dated July 31, 2015(4)

4.3	First Supplemental Indenture relating to the 6.75% Notes due 2020, between TriplePoint Venture Growth BDC Corp. and U.S. National Bank Association, as trustee, dated August 4, 2015(4)

4.4	Form of 6.75% Notes due 2020(4)

10.1	Dividend Reinvestment Plan(5)

10.2	Investment Advisory Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Advisers LLC(5)

10.3	Custody Agreement between TriplePoint Venture Growth BDC Corp. and U.S. Bank, N.A.(6)

10.4	Administration Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Administrator LLC(7)

10.5	License Agreement between TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC(9)

10.6	Form of Indemnification Agreement between TriplePoint Venture Growth BDC Corp. and each of its directors and executive officers(10)

10.7

Receivables Financing Agreement between TriplePoint Venture Growth BDC Corp., the lenders party thereto, Deutsche Bank AG, Deutsche Bank Trust Company Americas, the other agent parties thereto and U.S. Bank, National Association(11)

10.8	Pledge Agreement between TriplePoint Venture Growth BDC Corp., TPVG Variable Funding Company LLC and Deutsche Bank AG(12)

10.9	Blocked Account Control Agreement between TPVG Variable Funding Company LLC, Deutsche Bank AG and U.S. Bank, National Association(13)

10.10	Letter Agreement amending the Receivables Financing Agreement, dated June 5, 2014(14)

10.11	Letter Agreement amending the Receivables Financing Agreement, dated July 18, 2014(15)

10.12	Letter Agreement amending the Receivables Financing Agreement, dated August 8, 2014(16)

10.13	Letter Agreement amending the Receivables Financing Agreement, dated November 18, 2014(17)

10.14	Letter Agreement amending the Receivables Financing Agreement, dated January 27, 2016(18)

11.1	Computation of Per Share Earnings(19)

14.1	Joint Code of Ethics of TriplePoint Venture Growth BDC Corp. and TPVG Advisers LLC(20)

21.1	List of Subsidiaries(filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(filed herewith)

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

(4)	Previously filed on Form 8-A (File No. 001-36328) on August 4, 2015.
(5)

Incorporated by reference to Exhibit (e) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.

(6)

Incorporated by reference to Exhibit (g) to the Registrant’s Pre-Effective Amendment No. 2 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on February 24, 2014.

(7)

Incorporated by reference to Exhibit (j) to the Registrant’s Pre-Effective Amendment No. 3 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on March 3, 2014.

(8)

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

(10)

Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.

(11)

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

(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on June 10, 2014.
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on July 23, 2014.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on August 11, 2014.
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on November 20, 2014.
(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on January 29, 2016

(19)	Included in the notes to the financial statements contained in this Report.
(20)

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

    TriplePoint Venture Growth BDC Corp.

Date: March 14, 2016    By: /S/ JAMES P. LABE

                  James P. Labe

    Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 14, 2016.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2016
James P. Labe

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President and Director	March 14, 2016
Sajal K. Srivastava

By:	/s/ HAROLD F. ZAGUNIS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2016
Harold F. Zagunis

By:	/s/ GILBERT E. AHYE	Director	March 14, 2016
Gilbert E. Ahye

By:	/s/ STEVEN P. BIRD	Director	March 14, 2016
Steven P. Bird

By:	/s/ STEPHEN A. CASSANI	Director	March 14, 2016
Stephen A. Cassani