Form 10-Q
period 2016-03-31
TriplePoint Venture Growth BDC Corp.
filed 2016-05-10
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of May 6, 2016 was 16,348,094.

TriplePoint Venture Growth BDC Corp.

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2016 (unaudited) and December 31, 2015	3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 (unaudited) and the Three Months ended March 31, 2015 (unaudited)	4
	Condensed Consolidated Statements of Changes in Net Assets for the Three Months Ended March 31, 2016 (unaudited) and the Three Months ended March 31, 2015 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 (unaudited) and the Three Months ended March 31, 2015 (unaudited)	6
	Condensed Consolidated Schedules of Investments as of March 31, 2016 (unaudited) and December 31, 2015	7
	Notes to Condensed Consolidated Financial Statements as of March 31, 2016 (unaudited)	22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
	Forward-Looking Statements	39
	Overview	40
	Portfolio Composition, Investment Activity and Asset Quality	41
	Results of Operations	46
	Critical Accounting Policies	50
	Liquidity and Capital Resources	50
	Recent Developments	53
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	54

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	57
SIGNATURES		58

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investments at fair value (amortized cost of $300,722 and $276,352, respectively)	$282,757	$271,717
Short-term investments at fair value (cost of $79,863 and $69,998, respectively)	79,856	69,995
Cash	12,160	32,451
Restricted cash	2,962	6,028
Deferred credit facility costs	2,398	1,559
Prepaid expenses	971	573
Total Assets	381,104	382,323

Liabilities
Revolving Credit Facility	18,000	18,000
2020 Notes, net	53,005	52,910
Payable for U.S. Treasury bill assets	79,863	69,998
Base management fee payable	1,365	1,375
Income incentive fee payable	—	1,453
Accrued capital gains incentive fee	—	—
Payable to directors and officers	75	72
Dividend payable	5,869	—
Other accrued expenses and liabilities	4,407	6,869
Total Liabilities	162,584	150,677
Commitments and Contingencies (Note 7)
Net Assets	$218,520	$231,646

Preferred stock, par value $0.01 per share (50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015)	$—	$—
Common stock, par value $0.01 per share (450,000,000 shares authorized; 16,302,036 and 16,302,036 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	163	163
Paid-in capital in excess of par value	235,205	235,205
Net investment income	41,495	34,767
Accumulated net realized losses	(968)	(317)
Accumulated net unrealized losses	(17,972)	(4,638)
Dividend distributions	(39,403)	(33,534)
Net Assets	$218,520	$231,646

Net Asset Value per Share	$13.40	$14.21

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2016	2015
Investment Income
Interest income from investments	$10,725	$9,161
Other income
Expirations / terminations of unfunded commitments	354	611
Other fees	—	36
Total investment and other income	11,079	9,808

Operating Expenses
Base management fee	1,365	1,159
Income incentive fee	—	1,162
Capital gains incentive fee	—	(296)
Interest expense and amortization of fees	1,794	1,644
Administration agreement expenses	397	371
General and administrative expenses	795	823
Total Operating Expenses	4,351	4,863

Net investment income	6,728	4,945
Net realized losses	(651)	(317)
Net change in unrealized (losses) on investments	(13,334)	(1,889)

Net (Decrease) Increase in Net Assets Resulting from Operations	$(7,257)	$2,739

Basic and diluted net investment income per share	$0.41	$0.48
Basic and diluted net (decrease) increase in net assets per share	$(0.45)	$0.27
Basic and diluted weighted average shares of common stock outstanding	16,302,036	10,285,282

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(dollars in thousands, except share data)

	Shares of Common Stock	Total Net Assets
Balance as of January 1, 2015	9,924,171	$144,979
Net increase in net assets resulting from operations	—	2,739
Dividend distributions	—	(3,573)
Common stock issuance, net	6,500,000	93,728
Balance as of March 31, 2015	16,424,171	$237,873

Balance as of January 1, 2016	16,302,036	$231,646
Net decrease in net assets resulting from operations	—	(7,257)
Dividend distributions	—	(5,869)
Balance as of March 31, 2016	16,302,036	$218,520

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net (decrease) increase in net assets resulting from operations	$(7,257)	$2,739
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Fundings and purchases of investments	(56,023)	(9,758)
(Purchase) sale of short-term investments, net	(9,866)	49,998
Principal payments on investments	32,438	15,739
Payment-in-kind interest on investments	(640)	—
Net change in unrealized losses on investments	13,334	1,889
Realized losses on investments	651	317
Amortization and accretion of premiums and discounts, net	(626)	(357)
Accretion of end-of-term payments, net of prepayments	(169)	(1,576)
Amortization of deferred credit facility and 2020 Notes issuance costs	336	329
Change in restricted cash	3,066	(448)
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	9,865	(49,998)
Prepaid expenses	(398)	(232)
Base management fee payable	(10)	(746)
Income incentive fee payable	(1,453)	(1,188)
Accrued capital gains incentive fee	—	(296)
Payable to directors and officers	3	(26)
Other accrued expenses and liabilities	(2,462)	(4,965)
Net cash (used in) provided by operating activities	(19,211)	1,421

Cash Flows from Financing Activities:
Borrowings under revolving credit facility, net	—	2,000
Deferred credit facility costs	(1,080)	(496)
Net proceeds from issuance of common stock	—	(11)
Net cash (used in) provided by financing activities	(1,080)	1,493

Net change in cash	(20,291)	2,914
Cash at beginning of period	32,451	6,906
Cash at end of period	$12,160	$9,820

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued deferred credit facility cost	$—	$44
Offering costs not yet paid	$—	$768
Gross proceeds from issuance of common stock not yet received (due April 1, 2015)	$—	$94,575
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$1,413	$1,308
Dividend declared, not paid	$5,869	$3,573

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of March 31, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
Birchbox, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (10.00% interest rate, 8.00% EOT payment)	$5,000	$4,988	$4,987	2/28/2019
		Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)	5,000	5,017	5,017	2/28/2019
		Growth Capital Loan (10.25% interest rate, 8.00% EOT payment)	10,000	9,865	9,864	7/31/2019
Birchbox, Inc. Total			20,000	19,870	19,868
Birst, Inc.	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	10,000	9,998	10,003	11/30/2017
		Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	15,000	14,797	14,792	3/31/2019
Birst, Inc. Total			25,000	24,795	24,795
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (13.50% interest rate, 20.40% EOT payment)	5,475	5,893	5,909	9/30/2017
Farfetch UK Limited (1) (3)	Shopping Facilitators	Growth Capital Loan (Prime + 8.25% interest rate, 9.00% EOT payment)	10,000	9,766	9,766	3/31/2020
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	10,000	9,824	9,820	9/30/2019
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Conferencing Equipment / Services	Growth Capital Loan (9.50% interest rate, 1.75% EOT payment)	30,000	29,343	29,657	9/30/2018
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (13.00% interest rate, 9.00% EOT payment)	15,000	15,947	15,856	11/30/2017
HouseTrip Limited (1) (3)	Travel and Arrangement / Tourism	Growth Capital Loan (Prime + 8.75% interest rate, 5.00% EOT payment)	6,887	7,257	1,173	11/30/2016
Intermodal Data, Inc. (2) (5)	Data Storage	Growth Capital Loan (10.00% interest rate)	17,184	14,554	5,917	4/15/2019
Jet.com	Mixed Retailing	Growth Capital Loan (Prime + 8.00% interest rate, 9.25% EOT payment)	10,000	9,891	9,888	1/31/2019
KnCMiner AB (1) (3)	Financial Institution and Services	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	4,182	4,184	4,190	6/30/2018
		Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	2,000	1,972	1,975	6/30/2018
KnCMiner AB Total			6,182	6,156	6,165

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate)	$3,064	$3,026	$3,031	9/30/2018
		Equipment Financing (8.25% interest rate, 10.00% EOT payment) (1)	140	140	140	1/31/2019
MapR Technologies, Inc. Total			3,204	3,166	3,171
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	10,000	10,413	10,141	6/30/2017
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (11.50% interest rate, 13.42% EOT payment)	684	795	750	6/30/2017
		Growth Capital Loan (11.50% interest rate, 13.69% EOT payment)	1,475	1,690	1,605	6/30/2017
		Growth Capital Loan (13.00% interest rate, 15.50% EOT payment)	2,000	2,150	2,168	8/31/2017
		Growth Capital Loan (13.00% interest rate, 16.00% EOT payment)	5,000	5,340	5,392	11/30/2017
		Growth Capital Loan (13.00% interest rate, 16.50% EOT payment)	5,000	5,295	5,364	2/28/2018
		Growth Capital Loan (13.00% interest rate, 11.61% EOT payment)	4,115	4,346	4,401	6/30/2017
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	291	294	294	8/31/2016
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	123	124	124	10/31/2016
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	91	91	91	3/31/2017
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	14	14	14	6/30/2017
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	10	10	10	7/31/2017
ModCloth, Inc. Total			18,803	20,149	20,213

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	$10,000	$9,906	$9,915	11/30/2018
SimpliVity Corporation	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	7,000	7,086	7,144	6/30/2018
		Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	3,000	3,011	3,037	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	7,000	7,019	7,103	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	3,000	2,991	3,031	12/31/2018
		Growth Capital Loan (12.75% interest rate, 9.50% EOT payment)	10,000	9,930	9,986	1/31/2019
		Equipment Financing (6.75% interest rate, 10.00% EOT payment) (1)	3,563	3,563	3,564	12/31/2018
		Equipment Financing (6.75% interest rate, 7.50% EOT payment) (1)	2,673	2,673	2,675	6/30/2018
		Equipment Financing (7.00% interest rate, 10.00% EOT payment) (1)	1,667	1,667	1,667	12/31/2018
		Equipment Financing (7.00% interest rate, 10.00% EOT payment) (1)	1,104	1,104	1,113	2/28/2019
		Equipment Financing (7.00% interest rate, 10.00% EOT payment) (1) (2)	67	67	68	3/31/2019
SimpliVity Corporation Total			39,074	39,111	39,388

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (9.50% interest rate, 9.25% EOT payment) (5)	$4,113	$4,466	$3,588	12/31/2016
		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment) (5)	4,388	4,726	3,792	1/31/2017
		Growth Capital Loan (9.50% interest rate, 9.25% EOT payment) (5)	4,662	4,982	3,993	2/28/2017
		Growth Capital Loan (Prime + 6.75% interest rate, 50.0% EOT payment) (5)	2,609	3,609	2,991	12/31/2016
		Growth Capital Loan (Prime + 6.75% interest rate, 60.0% EOT payment) (5)	5,219	7,256	6,017	12/31/2016
		Growth Capital Loan (10.00% interest rate) (2) (5)	1,564	1,564	1,499	12/31/2016
		Growth Capital Loan (10.00% interest rate) (2) (5)	3,641	3,641	3,489	12/31/2016
Virtual Instruments Corporation Total			26,196	30,244	25,369
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	$5,000	$4,946	$4,943	12/31/2018
Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 12.04% EOT payment)	1,330	1,580	1,581	12/31/2016
		Growth Capital Loan (Prime + 10.25% interest rate, 13.01% EOT payment)	2,925	3,282	3,352	12/31/2016
		Growth Capital Loan (Prime + 10.25% interest rate, 13.75% EOT payment)	3,425	3,721	3,785	3/31/2017
		Growth Capital Loan (Prime + 10.25% interest rate, 15.82% EOT payment)	9,639	9,852	9,908	12/31/2017
Xirrus, Inc. Total			17,319	18,435	18,626
Total Debt Investments			$285,324	$289,666	$270,580

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2016

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	$112	$74
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	60,052	690	1,870
Birst, Inc.	Business Applications Software	Preferred Stock	428,491	129	548
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	15
CipherCloud, Inc. (2)	Business Applications Software	Preferred Stock	58,746	36	26
Dollar Shave Club, Inc. (2)	Specialty Retailers	Preferred Stock	15,627	16	16
Farfetch UK Limited (1) (3)	Shopping Facilitators	Preferred Stock	31,909	104	104
Forgerock, Inc.	Security Services	Preferred Stock	65,331	103	103
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Conferencing Equipment / Services	Preferred Stock	276,807	612	574
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77	—
HouseTrip SA (1) (3)	Travel and Arrangement / Tourism	Preferred Shares	212,804	93	—
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	35	106
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37	40
Jet.com, Inc.	Mixed Retailing	Preferred Units	210,510	354	354
KnCMiner AB (1) (3)	Financial Institution and Services	Preference Shares	31,818	89	47
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	154,392	26	26
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	87
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	191
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	5,590,041	746	783
Nutanix, Inc. (2)	Database Software	Preferred Stock	45,000	77	332

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2016

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants (continued)
One Kings Lane, Inc. (2)	E-Commerce - Household Goods	Preferred Stock	13,635	$29	$13
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	40
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	35,215	85	85
Shazam Entertainment Limited (1) (2) (3)	Multimedia / Streaming Software	Ordinary Shares	2,669,479	134	166
SimpliVity Corporation	Database Software	Preferred Stock	693,763	828	1,405
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	38
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	283,401	712	674
Virtual Instruments Corporation	Network Systems Management Software	Preference Shares	694,788	612	—
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	32,072	96	96
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	5,972,119	774	359
Total Warrants				$7,582	$8,267

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2016

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost	Fair Value
Equity Investments (2)
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	$250	$261
Birst, Inc.	Business Applications Software	Preferred Stock	42,801	250	250
Dollar Shave Club, Inc.	Specialty Retailers	Preferred Stock	19,533	500	500
EndoChoice Holdings, Inc. (6)	Medical Device and Equipment	Common Stock	50,992	224	266
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	258
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	740
Nutanix, Inc.	Database Software	Preferred Stock	137,202	1,000	1,635
Total Equity Investments				$3,474	$3,910

Total Investments in Portfolio Companies				$300,722	$282,757

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$80,000 Face Value Maturity Date 09/22/2016 Yield to Maturity 0.36%			$79,863	$79,856
Total Short-Term Investments				$79,863	$79,856

Total Investments				$380,585	$362,613

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

As of March 31, 2016 (unaudited) and as of December 31, 2015 (audited)

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

As of March 31, 2016 and December 31, 2015, unless otherwise noted, certain of the Company’s debt investments and certain of the Company’s warrants, with an aggregate fair value of approximately $266.2 million and $235.2 million, respectively, were pledged for borrowings under the Company’s revolving credit facility.

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

Specific notes applicable to specific investments in the foregoing tables:

(1) Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2016 and December 31, 2015, non-qualifying assets as a percentage of total assets were 12.8% and 11.6%, respectively.

(2) As of March 31, 2016 or December 31, 2015, these debt investments, warrants, equity investments and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2016. There have been no changes in the significant accounting policies from those disclosed in the audited consolidated financial statements for 2015 included in the Annual Report on Form 10-K.

Note 3. Related Party Agreements and Transactions

Investment Advisory Agreement

Subject to the overall supervision of the Board and in accordance with 1940 Act, the Adviser manages the day-to-day operations and provides investment advisory services to the Company pursuant to an investment advisory agreement (the “Advisory Agreement”). Under the terms of the Advisory Agreement, the Adviser:

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

Under the investment income component, the Company pays the Adviser 20.0% of the amount by which the Company’s pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which the Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of the Company’s pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be regulated as a BDC exceeds the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be regulated as a BDC. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be regulated as a BDC minus (y) the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be regulated as a BDC. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized gains and losses since the effective date of the Company’s election to be regulated as a BDC. The Company elected to be regulated as a BDC on March 5, 2014.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s condensed consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. For the three months ended March 31, 2016, the Company did not incur an income incentive fee due to the total return requirement under the income component of the Company’s fee structure as described above, which resulted in approximately $1.3 million of reduced expense and additional net investment income, or $0.08 per share, to stockholders. For the three months ended March 31, 2015, the Company incurred approximately $1.2 million in incentive fee, or $0.11 per share, as pre-incentive fee income during the period exceeded an annualized return of 10% and the Advisor received 20% of the Company’s pre-incentive fee income. There were no realized gains since the inception of the Company and, thus, no capital gains incentive fee was earned or is payable. The Company had net unrealized losses during the three months ended March 31, 2016 and as a result did not accrue any capital gain incentive fee. The Company had net unrealized losses during the three months ended March 31, 2015, and, as a result, recorded a reversal in accrued capital incentive fee up to the amount previously recognized of approximately $0.3 million.

Management and Incentive Fees	For the Three Months Ended March 31,
(dollars in thousands)	2016	2015
Base management fee	$1,365	$1,159
Income incentive fee	$—	$1,162
Capital gains incentive fee	$—	$(296)

Base management and incentive fees are generally paid in the quarter after they are earned. During the three months ended March 31, 2016, approximately $1.4 million of base management fee earned in the prior period was paid and approximately $1.5 million of income incentive fee earned in the prior period was paid. For the three months ended March 31, 2015, approximately $1.9 million of base management fee earned in prior periods was paid and approximately $2.4 million of income incentive fee earned in prior periods was paid.

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

Payments under the Administration Agreement are equal to the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the chief compliance officer and chief financial officer and their respective staffs. The Administrator engages a sub-administrator to provide certain administrative services. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, the Administrator is paid an additional amount based on the services provided, which shall not exceed the amount the Company receives from such companies for providing this assistance.

For three months ended March 31, 2016, and March 31, 2015, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.4 million, of which approximately $0.1 million were paid or payable to third party service providers in each of the respective periods.

Note 4. Investments

The Company measures the value of its investments at fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”) issued by the Financial Accounting Standards Board (“FASB”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a summary by investment type of the fair value according to inputs used in valuing investments listed in the accompanying condensed consolidated schedules of investments as of March 31, 2016 and December 31, 2015.

Investment Type	As of March 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$270,580	$270,580
Warrants	—	—	8,267	8,267
Equity investments	266	—	3,644	3,910
Short-term investments	79,856	—	—	79,856
Total investments	$80,122	$—	$282,491	$362,613

Investment Type	As of December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	—	$259,585	$259,585
Warrants	—	—	8,067	8,067
Equity investments	426	—	3,639	4,065
Short-term investments	69,995	—	—	69,995
Total investments	$70,421	$—	$271,291	$341,712

The following tables present additional information about Level 3 investments measured at fair value for the three months ended March 31, 2016, and March 31, 2015. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended March 31, 2016
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2016	$259,585	$8,067	$3,639	$271,291
Fundings of investments, at cost	55,363	660	—	56,023
Principal payments received on investments	(32,438)	—	—	(32,438)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	795	—	—	795
Realized losses	—	(498)	—	(498)
Net change in unrealized (losses) gains included in earnings	(13,365)	38	5	(13,322)
Payment-in-kind coupon	640	—	—	640
Totals	$270,580	$8,267	$3,644	$282,491

Net change in unrealized (losses) gains on Level 3 investments held as of March 31, 2016	$(13,336)	$(111)	$5	$(13,442)

Level 3	For the Three Months Ended March 31, 2015
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2015	$247,609	$7,291	$3,071	$257,971
Fundings of investments, at cost	9,609	(101)	250	9,758
Principal payments received on investments	(15,739)	—	—	(15,739)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	1,933	—	—	1,933
Realized losses	—	(317)	—	(317)
Net change in unrealized (losses) gains included in earnings	(3,269)	1,377	—	(1,892)
Totals	$240,143	$8,250	$3,321	$251,714

Net change in unrealized (losses) gains on Level 3 investments held as of March 31, 2015	$(2,953)	$1,303	$—	$(1,650)

Realized gains and losses are included in net realized gains (losses) on investments in the condensed consolidated statements of operations. There were realized losses of approximately $0.7 million and $0.3 million, as a result of writing off certain warrants during the three months ended March 31, 2016 and March 31, 2015, respectively. Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations. The change in net unrealized gains (losses) for Level 3 investments in debt, equity and warrants are summarized in the tables above. In addition to the unrealized gains and losses for Level 3 investments, there were changes in unrealized losses of approximately $5 thousand and unrealized gains of approximately $2 thousand on U.S. Treasury bills during the three months ended March 31, 2016 and March 31, 2015, respectively. For the three months ended March 31, 2016, the Company had approximately $1.1 million of PIK income, of which approximately $0.4 million related to a debt investment with approximately $17.2 million in outstanding principal as of March 31, 2016 was reserved. Prior to April 2015, the Company did not have any PIK income.

For the three months ended March 31, 2016 and March 31, 2015, the Company recognized approximately $0.4 million and $0.6 million, respectively, in other income from the expiration or termination of unfunded commitments and $0 and approximately $36 thousand, respectively, from amortization of certain fees paid by companies and miscellaneous income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of March 31, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of March 31, 2016
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$269,407	Discounted Cash Flows	Discount Rate	9.21% - 70.00% (18.14%)
	1,173	Expected Recovery	N/A	N/A
Warrants	6,364	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.00x – 10.00x (2.61x)
			Volatility	40.00% - 85.00% (59.00%)
			Term	1.00– 5.00 Years (2.61 Years)
			Discount for Lack of Marketability	0.00% - 27.00% (15.70%)
	1,903	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	20.00% – 30.00% (24.60%)
			Term	0.75 – 1.25 Years (1.16 Years)
Equity investments	2,009	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.75x – 8.50x (5.21x)
			Volatility	45.00% - 65.00% (54.80%)
			Term	1.75– 5.00 Years (3.06 Years)
			Discount for Lack of Marketability	0.00% - 24.10% (15.00%)
	1,635	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	20.00% – 20.00% (20.00%)
			Term	0.75 – 0.75 Years (0.75 Years)
Total investments	$282,491

Level 3 Investments	As of December 31, 2015
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$259,585	Discounted Cash Flows	Discount Rate	9.21% - 32.50% (16.90%)
Warrants	6,131	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	0.69x – 13.00x (2.78x)
			Volatility	35.00% - 77.50% (55.50%)
			Term	1.00– 5.00 Years (2.54 Years)
			Discount for Lack of Marketability	0.00% - 29.90% (16.50%)
	1,936	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	20.00% – 30.00% (24.60%)
			Term	0.50 – 1.25 Years (1.15 Years)
Equity investments	2,004	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.75x – 8.50x (4.36x)
			Volatility	45.00% - 65.00% (55.80%)
			Term	1.75– 5.00 Years (3.07 Years)
			Discount for Lack of Marketability	0.00% - 24.10% (15.40%)
	1,635	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	20.00% – 20.00% (20.00%)
			Term	0.75 – 0.75 Years (0.75 Years)
Total investments	$271,291

As of March 31, 2016, the fair values for all but one of the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date.  For one of the debt investments, the fair value was estimated based on the expected recovery amount. For all but three warrant positions and one equity investment, fair values were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Three warrant positions and one equity investment were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method given the outlook for those portfolio companies. The other equity investments were valued using the market approach. The range of the various assumptions and weighted averages of these assumptions are summarized in the tables above.

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

As of March 31, 2016 and December 31, 2015, the Company had pledged certain of its debt investments and certain of its warrants with an aggregate fair value of approximately $266.2 million and $235.2 million, respectively, for borrowings under its revolving credit facility.

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

Note 6. Borrowings

Revolving Credit Facility

In February 2014, the Company, along with its Financing Subsidiary, as borrower entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (“Credit Facility”). In August 2014, the Company amended its Credit Facility to increase the total commitments available there under by $50.0 million to $200.0 million in aggregate, subject to borrowing base requirements.

Effective as of a January 2016 amendment to the Credit Facility, which reduced the applicable margin by 0.5% and extended both the maturity date and the revolving period by two years, borrowings under this revolving Credit Facility bear interest at the sum of (i) the commercial paper rate for certain specified lenders and 30-day LIBOR for other lenders or, if LIBOR is unavailable, the higher of Deutsche Bank’s commercial lending rate or the Federal Funds Rate plus 0.50% plus (ii) a margin of 3.0% during the revolving period and 4.5% during the amortization period. Borrowings under this revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay to Deutsche Bank a syndication fee in 12 monthly installments, of approximately 1% of the committed facility amount. The Company also agreed to pay Deutsche Bank a fee to act as administrative agent under this revolving Credit Facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum of any unused borrowings under this Credit Facility on a monthly basis. This revolving Credit Facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to the Company’s Chief Executive Officer, Mr. James Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under this Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. The revolving period of the Credit Facility ends on February 21, 2018 and the maturity date of the Credit Facility is February 21, 2019. As of March 31, 2016 and December 31, 2015, the Company was in compliance with all covenants under this Credit Facility.

At both March 31, 2016 and December 31, 2015, the Company had outstanding borrowings of $18.0 million under its revolving Credit Facility, which is included in the Company’s condensed consolidated statements of assets and liabilities. The book value of the Company’s revolving Credit Facility not measured at fair value on a recurring basis, approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of revolving Credit Facility would be categorized as Level 3 of the fair value hierarchy.

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility, paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Three Months Ended March 31,
(dollars in thousands)	2016	2015
Revolving Credit Facility
Interest cost charged on borrowings	$162	$1,152
Unused fee	345	141
Amortization of costs and other fees	267	351
Revolving Credit Facility Total	$774	$1,644
2020 Notes
Interest cost	$921	$—
Amortization of costs and other fees	$99	—
2020 Notes Total	$1,020	$—
Total interest expense and amortization of fees	$1,794	$1,644

2020 Notes

On August 4, 2015, the Company completed a public offering of $50.0 million in aggregate principal amount of its 6.75% Notes due 2020 (the "2020 Notes") and received net proceeds of approximately $48.3 million after the payment of fees and offering costs. The interest on the 2020 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. The 2020 Notes are listed on the NYSE under the symbol “TPVZ”. The 2020 Notes were issued in integral principal amount multiples ("units") of $25.  On September 2, 2015, the Company issued an additional $4.6 million in aggregate principal amount of its 2020 Notes and received net proceeds of approximately $4.5 million after the payment of fees and offering costs as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes. The 2020 Notes are disclosed under “2020 Notes” in the condensed consolidated statements of assets and liabilities, net of unamortized issuance costs. The interest expense, including amortization of debt issuance costs are summarized in the table above.

At March 31, 2016 and December 31, 2015, the 2020 Notes had a market price of $24.85 per unit and $25.24 per unit, respectively, resulting in an aggregate fair value of approximately $54.3 million and $55.1 million, respectively. The liability of the Company is recorded at amortized cost, which includes approximately $1.6 million and $1.7 million at March 31, 2016 and December 31, 2015, respectively, of deferred issuance cost which is amortized and expensed over the five year term of the 2020 Notes based on an effective yield method and not at fair value on the condensed consolidated statements of assets and liabilities.

The following tables provide additional information about the level in the fair value hierarchy of the Company’s liabilities at March 31, 2016 and December 31, 2015.

Liability	As of March 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$18,000	$18,000
2020 Notes, net *	—	52,677	—	52,677

*	Net of approximately $1.6 million of deferred issuance cost.

Liability	As of December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$18,000	$18,000
2020 Notes, net *	—	53,435	—	53,435

*	Net of approximately $1.7 million of deferred issuance cost.

Other Payables

On March 31, 2016, the Company purchased $80.0 million in face value of U.S. Treasury bills for settlement on April 4, 2016. On December 31, 2015, the Company purchased $70.0 million of U.S. Treasury bills for settlement on January 5, 2016. The associated payable was included in the Company’s condensed consolidated statements of assets and liabilities as of March 31, 2016 and December 31, 2015. As of March 31, 2016, the Company had no other payables other than in the ordinary course of business.

Note 7. Commitments

As of March 31, 2016 and December 31, 2015, the Company’s unfunded commitments to thirteen and twelve companies, respectively, totaled approximately $191.3 million and $190.0 million, respectively, of which approximately $83.0 million and $50.0 million, respectively, was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. We generally expect approximately 75% of our gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods. The tables below provide the Company’s unfunded commitments by customer as of March 31, 2016 and December 31, 2015.

	As of March 31, 2016
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birchbox, Inc.	$5,000	$—
Birst, Inc.	7,500	67
CipherCloud, Inc.	13,000	38
Dollar Shave Club, Inc.	20,000	216
Farfetch UK Limited	15,000	160
Forgerock, Inc.	5,000	—
Jet.com	40,000	814
MapR Technologies, Inc. (Equipment Lease)	2,794	—
MapR Technologies, Inc.	20,000	23
Medallia, Inc.	20,000	111
Optoro, Inc.	25,000	40
Rent the Runway, Inc.	8,000	—
Simplivity Corporation (Equipment Lease)	49	1
WorldRemit Ltd.	10,000	99
Total	$191,343	$1,569

	As of December 31, 2015
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birchbox, Inc.	$15,000	$—
Birst, Inc.	22,500	202
CipherCloud, Inc.	25,000	73
Dollar Shave Club, Inc.	20,000	216
HouseTrip Limited	250	—
Jasper Technologies, Inc.	20,000	319
MapR Technologies, Inc. (Equipment Lease)	2,936	—
MapR Technologies, Inc.	20,000	23
Medallia, Inc.	20,000	111
Optoro, Inc.	25,000	40
Rent the Runway, Inc.	8,000	—
Simplivity Corporation (Equipment Lease)	1,275	19
WorldRemit Ltd.	10,000	99
Total	$189,961	$1,102

The tables above also provide the fair value of the Company’s unfunded commitment liability as of March 31, 2016 and December 31, 2015 totaling approximately $1.6 million and $1.1 million, respectively. The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s condensed consolidated statements of assets and liabilities. During the three months ended March 31, 2016, the fair value of unfunded commitment liability increased by approximately $0.5 million primarily due to changes in unfunded commitments.

These liabilities are considered Level 3 liabilities under ASC Topic 820 because there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details of unfunded commitments during the three months ended March 31, 2016 and March 31, 2015.

	For the Three Months Ended March 31,
Unfunded Commitments Activity (dollars in thousands)	2016	2015
Unfunded commitments at beginning of period	$189,961	$211,000
Activity during the period:
New commitments	90,000	—
Fundings	(56,368)	(10,000)
Expirations / Terminations	(32,250)	(47,500)
Unfunded commitments at end of period	$191,343	$153,500

As of March 31, 2016 and December 31, 2015, the Company had no unrealized gains and losses for liabilities within Level 3 category.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments (dollars in thousands)	As of March 31, 2016	As of December 31, 2015
Dependent on milestones	$83,000	$50,000

Expiring during:
2016	121,343	164,961
2017	70,000	25,000

Growth capital loans	188,500	185,750
Equipment financings	2,843	4,211

Note 8. Financial Highlights

The financial highlights presented below are for the three months ended March 31, 2016 and March 31, 2015.

Financial Highlights	For the Three Months Ended March 31, or as of March 31,
(dollars in thousands, except per share data)	2016	2015
Per Share Data (1)
Net asset value at beginning of period	$14.21	$14.61
Changes in net asset value due to:
Public offering of common stock	—	0.01
Offering costs related to public offering of common stock	—	(0.05)
Net investment income	0.41	0.48
Net realized losses	(0.04)	(0.03)
Net change in unrealized losses on investments	(0.82)	(0.18)
Dividends distributed from net investment income	(0.36)	(0.36)
Net asset value at end of period	$13.40	$14.48

Net investment income per share	$0.41	$0.48
Net (decrease) increase in net assets per share	$(0.45)	$0.27
Weighted average shares of common stock outstanding for period	16,302,036	10,285,282
Shares of common stock outstanding at end of period	16,302,036	16,424,171

Ratios / Supplemental Data
Net asset value at beginning of period	$231,646	$144,979
Net asset value at end of period	$218,520	$237,873
Average net asset value	$233,614	$151,545

Total return based on net asset value per share (2)	(5.7)%	1.6%
Net asset value per share at beginning of period	$14.21	$14.61
Dividends distributed from net investment income per share during period	$0.36	$0.36
Net asset value per share at end of period	$13.40	$14.48

Total return based on stock price (3)	(12.2)%	(2.6%)
Stock price at beginning of period	$11.96	$14.85
Dividends distributed from net investment income per share during period	$0.36	$0.36
Stock price at end of period	$10.50	$14.11

Weighted average portfolio yield (4)	15.7%	14.6%
Coupon income (4)	10.6%	11.0%
Accretion of discount (4)	0.7%	0.6%
Accretion of end-of-term payments (4)	3.0%	2.9%
Impact of prepayments during the period (4)	1.4%	0.1%

Net investment income to average net asset value (5)	11.6%	13.2%
Net (decrease) increase in net assets to average net asset value (5)	(12.5)%	7.3%
Ratio of expenses to average net asset value (5) (6)	7.5%	13.0%

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

(5)	Percentage is presented on an annualized basis.
(6)	Additional financial ratios are provided below:

Ratios	For the Three Months Ended March 31, or as of March 31,
(Percentages, on an annualized basis)	2016	2015
Operating expenses excluding incentive fees to average net asset value	7.5%	10.7%
Income component of incentive fees to average net asset value	0.0%	3.1%
Capital gains component of incentive fees to average net asset value	0.0%	(0.8)%

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and March 31, 2015.

Basic and Diluted Share Information	For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2016	2015
Net investment income	$6,728	$4,945
Net (decrease) increase in net assets resulting from operations	$(7,257)	$2,739
Basic and diluted average weighted shares of common stock outstanding	16,302,036	10,285,282
Basic and diluted net investment income per share of common stock	$0.41	$0.48
Basic and diluted net (decrease) increase in net assets per share of common stock	$(0.45)	$0.27

Note 10. Equity

In 2014, the Company issued 9,840,665 shares of common stock through an initial public offering and a concurrent private placement offering and received net proceeds of approximately $143.3 million. On March 27, 2015, the Company priced a public offering of 6,500,000 shares of its common stock, raising approximately $93.7 million after offering costs. On April 29, 2015, the Company received an additional approximately $2.2 million through the issuance of 154,018 shares of the Company’s common stock as the result of underwriters’ partial exercise of their overallotment option. Offering costs of approximately $0.9 million were borne by the Company and charged against paid-in capital. The Adviser agreed to pay approximately $3.7 million, which represents a portion of the market price discount and the entire underwriting sales load, which amounts are not subject to recoupment from the Company.

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company during the year ended December 31, 2015 is provided in the following table. During the three months ended March 31, 2016, there was no issuance of common stock.

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

Subsequent to the end of the third quarter of 2015, the Board authorized the repurchase of up to $25 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time.  The Company expects that the program will be in effect until October 30, 2016, or until the approved dollar amount has been used to repurchase shares. The Company repurchased 466,220 shares of common stock for approximately $5.6 million during the year ended December 31, 2015. There was no repurchase of common stock during the three months ended March 31, 2016.

The Company had 16,302,036 shares of common stock outstanding as of both March 31, 2016 and December 31, 2015.

Note 11. Dividends

The Company has elected to be treated and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code, for U.S. federal income tax purposes, beginning with the Company’s taxable year ending December 31, 2014. In order to qualify as a RIC, among other things, the Company is required to distribute at least 90% of the Company’s net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any, to its stockholders. Additionally, the Company must distribute at least 98% of the Company’s ordinary income and 98.2% of the Company’s capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. The Company intends to distribute (or retain through a deemed distribution) all of the Company’s investment company taxable income and net capital gains to stockholders. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

The following table summarizes the Company’s cash distributions per share since March 5, 2014 (commencement of operations).

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

(1)	Represents a special dividend.
(2)

The amount of this initial dividend reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s condensed consolidated statements of operations during the three months ended March 31, 2016 and March 31, 2015, respectively. For the year ended December 31, 2015, total dividends of $1.44 per share were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for 2015 exceeded its distributions. As of December 31, 2015, the Company estimated it had approximately $1.7 million of remaining taxable earnings to distribute to stockholders. This “spillover” income was paid as part of the first quarter 2016 dividends.

Note 12. Subsequent Events

Dividends

On May 9, 2016, the Board announced a $0.36 per share dividend, payable on June 16, 2016, to stockholders of record on May 31, 2016.

Recent Portfolio Activity

From April 1, 2016, through May 6, 2016, TPC’s direct originations platform entered into $20.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. Virtual Instruments Corporation merged with Load Dynamix, Inc. which assumed the Company’s loans in full.  The fair value of the Company’s loans as of March 31, 2016 reflected the impact of such merger. HouseTrip Limited merged with TripAdvisor, Inc. and the Company expects to recover $1.2 million, which was the fair value of such debt investment as of March 31, 2016.

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

•	the risks, uncertainties and other factors we identify in “Risk Factors” in our Annual Report on Form 10-K under Part I, Item 1A and in this Quarterly Report on Form 10-Q.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2014.

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

We commenced investment activities on March 5, 2014. In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on March 5, 2014, we acquired our initial portfolio. The net consideration paid was approximately $121.7 million which reflected approximately $123.7 million of investments less approximately $2.0 million of prepaid interest and fair value of unfunded commitments. We financed the acquisition of our initial portfolio by using a portion of a $200.0 million credit facility (the “Bridge Facility”) provided by Deutsche Bank AG, New York Branch (“Deutsche Bank”). On March 11, 2014, we completed our initial public offering and sold 9,840,665 shares of common stock (including 1,250,000 shares of common stock through the underwriters’ exercise of their overallotment option and the concurrent private placement of 257,332 shares of common stock to our Adviser’s senior team and other persons associated with TPC) at an offering price of $15.00 per share. We received approximately $141.6 million of net proceeds in connection with the initial public offering and concurrent private placement, net of the portion of underwriting sales load and offering costs we paid. We used a portion of these net proceeds to pay down all amounts outstanding under the Bridge Facility and terminated the Bridge Facility in conjunction with such repayment.

In February 2014, we entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements (“Credit Facility”). In August 2014, we amended the Credit Facility to increase the total commitments by $50.0 million to $200.0 million in aggregate. Effective as of a January 2016 amendment to the Credit Facility, which reduced the applicable margin by 0.5% and extended both the maturity date and the revolving period by two years, borrowings under the Credit Facility bear interest at the sum of (i) the commercial paper rate for certain specified lenders and 30-day LIBOR for other lenders or, if LIBOR is unavailable, the higher of Deutsche Bank’s commercial lending rate or the Federal Funds Rate plus 0.50% plus (ii) a margin of 3.0% during the Credit Facility’s revolving period. The revolving period of the Credit Facility ends on February 21, 2018 and the maturity date of the Credit Facility is February 21, 2019.

On March 27, 2015, we priced a public offering of 6,500,000 shares of our common stock, raising approximately $93.7 million after offering costs. On April 29, 2015, we received an additional approximately $2.2 million through the issuance of 154,018 shares of our common stock as the result of the underwriters’ partial exercise of their overallotment option.

On August 4, 2015, we completed a public offering of $50.0 million in aggregate principal amount of our 2020 Notes and received net proceeds of approximately $48.3 million after the payment of fees and offering costs. The interest on the 2020 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. On September 2, 2015, we issued an additional $4.6 million in aggregate principal amount of our 2020 Notes and received net proceeds of approximately $4.5 million, after the payment of the underwriting sales load and offering costs as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes.

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

As of March 31, 2016, we had 90 investments in 34 companies and our four largest portfolio companies represented approximately 43.1% of our portfolio investments. Our investments included 52 debt investments, 31 warrant investments, and seven direct equity investments. As of March 31, 2016, the total cost and fair value of these investments were approximately $300.7 million and approximately $282.8 million, respectively. As of March 31, 2016, one of our portfolio companies was publicly traded. At March 31, 2016, the 52 debt investments with an aggregate fair value of approximately $270.6 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 18.0%. Enterprise value of the portfolio company is estimated based on information available, including any information regarding the most recent rounds of capital raised by the portfolio company. Excluding the debt investment to Intermodal Data, Inc. (due to its foreclosure agreement to purchase certain assets and assume the outstanding obligations - see further discussion in “Asset Quality” section), the weighted average loan to enterprise value at the time of underwriting ratio was approximately 8.5% as of March 31, 2016.

As of December 31, 2015, we had 85 investments in 34 companies and our four largest portfolio companies represented approximately 43.7% of our portfolio investments. Our investments included 47 debt investments, 31 warrant investments, and seven direct equity investments. The total cost and fair value of these investments were approximately $276.4 million and approximately $271.7 million, respectively. As of December 31, 2015, two of our portfolio companies were publicly traded. At December 31, 2015, the 47 debt investments with an aggregate fair value of approximately $259.6 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 19.2%. Excluding the debt investment to Intermodal Data, Inc. (due to its foreclosure agreement to purchase certain assets and assume the outstanding obligations - see further discussion in “Asset Quality” section), the weighted average loan to enterprise value at the time of underwriting ratio was approximately 8.6% as of December 31, 2015.

The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of March 31, 2016 and December 31, 2015.

	As of March 31, 2016
Investments by Type (dollars in thousands)	Cost	Fair Value	Number of Investments	Number of Companies
Debt investments	$289,666	$270,580	52	19
Warrants	7,582	8,267	31	31
Equity investments	3,474	3,910	7	7
Total Investments in Portfolio Companies	$300,722	$282,757	90	34	*

	As of December 31, 2015
Investments by Type (dollars in thousands)	Cost	Fair Value	Number of Investments	Number of Companies
Debt investments	$265,306	$259,585	47	18
Warrants	7,572	8,067	31	31
Equity investments	3,474	4,065	7	7
Total Investments in Portfolio Companies	$276,352	$271,717	85	34	*

*	Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of March 31, 2016 and December 31, 2015.

	As of March 31, 2016
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Database Software	$42,760	15.2%
E-Commerce - Clothing and Accessories	30,996	11.0
Conferencing Equipment / Services	30,231	10.7
Business Applications Software	28,998	10.3
Network Systems Management Software	25,369	9.0
Wireless Communications Equipment	24,909	8.8
E-Commerce - Personal Goods	21,999	7.8
Biofuels / Biomass	15,856	5.6
Financial Institution and Services	11,251	4.0
Entertainment	10,332	3.7
Mixed Retailing	10,242	3.6
Security Services	9,923	3.5
Shopping Facilitators	9,870	3.5
Data Storage	5,917	2.1
Travel and Arrangement / Tourism	1,173	0.4
Software Development Tools	740	0.3
General Media and Content	712	0.3
Specialty Retailers	516	0.2
Travel and Leisure	298	0.1
Medical Device and Equipment	266	0.1
Multimedia / Streaming Software	166	0.1
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Business to Business Marketplace	40	*
E-Commerce - Household Goods	13	*
Total investments in portfolio companies	$282,757	100.0%

	As of December 31, 2015
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Database Software	$42,096	15.5%
E-Commerce - Clothing and Accessories	30,806	11.3
Conferencing Equipment / Services	29,834	11.0
Network Systems Management Software	27,311	10.1
Wireless Communications Equipment	25,640	9.4
E-Commerce - Household Goods	21,385	7.9
Biofuels / Biomass	21,150	7.8
Business Applications Software	14,083	5.2
E-Commerce - Personal Goods	12,005	4.4
Financial Institution and Services	11,541	4.2
Data Storage	10,606	3.9
Entertainment	10,082	3.7
Travel and Arrangement / Tourism	7,078	2.6
Communications software	5,020	1.8
Software Development Tools	740	0.3
General Media and Content	712	0.3
Specialty Retailers	518	0.2
Medical Device and Equipment	426	0.2
Travel and Leisure	298	0.1
Multimedia / Streaming Software	166	0.1
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Business to Business Marketplace	40	*
Total investments in portfolio companies	$271,717	100.0%

*	Less than 0.05%.

The following table presents the product type of our debt investments as of March 31, 2016 and December 31, 2015.

	As of March 31, 2016
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$257,789	95.3%
Equipment financings	9,760	3.6
Equipment loan	3,031	1.1
Total debt investments	$270,580	100.0%

	As of December 31, 2015
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$247,249	95.2%
Equipment financings	9,313	3.6
Equipment loan	3,023	1.2
Total debt investments	$259,585	100.0%

Approximately 20.3% and 18.0% of the debt investments in our portfolio as of March 31, 2016 and December 31, 2015, respectively, based on the aggregate fair value, consisted of growth capital loans where the borrower has a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien.

Investment Activity

During the three months ended March 31, 2016, we entered into commitments with three new customers totaling $90.0 million, funded eight debt investments for approximately $56.4 million in principal value and acquired warrants representing approximately $0.7 million of value. During the three months ended March 31, 2015, we did not enter into any new commitments, funded one debt investment for $10.0 million in principal value, acquired warrants representing approximately $0.3 million of value and made an equity investment of approximately $0.2 million.

During the three months ended March 31, 2016, two of our portfolio companies fully prepaid their outstanding principal of approximately $24.8 million and one of our portfolio companies made a partial prepayment of $5.0 million. During the three months ended March 31, 2015, we had prepayment from one portfolio company for $10.0 million in principal value.

Total portfolio investment activity as of and for the three months ended March 31, 2016 and 2015 was as follows:

	For the Three Months Ended March 31,
(dollars in thousands)	2016	2015
Beginning portfolio at fair value	$271,717	$257,971
New debt investments	55,363	9,609
Principal payments received on investments	(2,621)	(5,739)
Early pay-offs	(29,817)	(10,000)
Accretion of debt investment fees	795	1,933
New warrants	660	(101)
New equity	—	250
Payment-in-kind coupon	640	—
Net realized losses on investments	(651)	(317)
Net unrealized losses on investments	(13,329)	(1,892)
Ending portfolio at fair value	282,757	251,714

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three months ended March 31, 2016 and March 31, 2015.

Commitments and Fundings Since Acquisition of Initial Portfolio	For the Three Months Ended March 31,
(dollars in thousands)	2016	2015
Debt Commitments
New customers	$90,000	$—
Existing customers	—	—
Previous customers	—	—
Total	$90,000	$—

Funded Debt Investments	$56,368	$10,000

Equity Investments	$—	$250

Non-Binding Term Sheets	$73,000	$72,500

On March 31, 2016, we acquired $80.0 million in face value of U.S. Treasury bills which were sold on April 4, 2016. On December 31, 2015, we acquired $70.0 million in U.S. Treasury bills which were sold on January 5, 2016. The purchase and sale of U.S. Treasury bills were done to efficiently meet certain diversification tests.

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

As of March 31, 2016 and December 31, 2015, the weighted average investment ranking of our debt investment portfolio was 2.09 and 2.23, respectively. During the three months ended March 31, 2016, there were three changes within the credit categories. We downgraded the debt investments to HouseTrip Limited with a principal balance of approximately $6.9 million from Yellow (3) to Orange (4) and then to Red (5). We downgraded the debt investments to KnCMiner AB with a principal balance of approximately $6.2 million from White (2) to Yellow (3). We upgraded the debts investments to Fuze, Inc. (fka Thinking Phone Networks. Inc.) with a principal balance of $30.0 million from White (2) to Clear (1). In addition, three borrowers were added to White (2) in conjunction with new fundings, and one borrower rated Clear (1) and one borrower rated White (2) were removed in conjunction with prepaying all of their outstanding obligations. The following table shows the credit rankings for the 19 and 18 portfolio companies that had outstanding obligations to us as of March 31, 2016 and December 31, 2015, respectively.

	As of March 31, 2016
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$69,045	25.5%	2
White (2)	152,770	56.5	12
Yellow (3)	6,165	2.3	1
Orange (4)	41,427	15.3	3
Red (5)	1,173	0.4	1
	$270,580	100.0%	19

	As of December 31, 2015
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$43,711	16.9%	2
White (2)	160,988	62.0	12
Yellow (3)	7,078	2.7	1
Orange (4)	47,808	18.4	3
Red (5)	—	—	—
	$259,585	100.0%	18

Results of Operations

Operating results for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015.

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

As summarized in the table below, for the three months ended March 31, 2016, our net decrease in net assets resulting from operations was approximately $7.3 million, which was comprised of approximately $6.7 million of net investment income, approximately $0.7 million of net realized losses and approximately $13.3 million of net unrealized losses. On a per share basis, net investment income was $0.41 per share and the net decrease in net assets from operations was $0.45 per share. Our core net investment income for the three months ended March 31, 2016 was approximately $6.7 million, or $0.41 per share (please refer to the reconciliation of net investment income to core net investment income below). For the three months ended March 31, 2015, our net increase in net assets resulting from operations was approximately $2.7 million, which was comprised of approximately $4.9 million of net investment income, approximately $0.3 million of net realized losses and approximately $1.9 million of net unrealized losses. On a per share basis, net investment income was $0.48 per share and the net increase in net assets from operations was $0.27 per share. Our core investment income for the three months ended March 31, 2015 was approximately $4.6 million, or $0.45 per share.

Our investment and other income increased by approximately $1.3 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 primarily due to the increase in average portfolio balance and higher prepayment activity in 2016. Operating expenses decreased by approximately $0.5 million during the same period primarily due to the decrease in incentive fees. For the three months ended March 31, 2016, we did not incur an income incentive fee due to the total return requirement under the income component of our fee structure, which resulted in approximately $1.3 million of reduced expenses and additional net investment income, or $0.08 per share, to stockholders. For the three months ended March 31, 2015, we incurred approximately $1.2 million in incentive fee, or $0.11 per share, as pre-incentive fee income during the period exceeded an annualized return of 10% and the Advisor received 20% of our pre-incentive fee income. In addition, there was a decrease in general and administrative expenses of approximately $28 thousand. These decreases were partially offset by higher base management fees of approximately $0.2 million, capital gains incentive fee of approximately $0.3 million, higher interest expense of approximately $0.2 million due to higher outstanding average balances and issuance of 2020 Notes in July 2015, and an increase in administration agreement expenses of approximately $26 thousand. Net investment income and core net investment income increased during the same period for the reasons noted above.

Net realized losses were approximately $0.7 million for the three months ended March 31, 2016 due to the losses on warrants of three portfolio companies. These were primarily due to the termination of our warrants in Hayneedle, Inc. and Jasper Technology, Inc. as a result of their acquisitions as well as the expiration of our warrants in Aerohive Networks, Inc., a publicly traded company. There was approximately $0.3 million of realized losses during the three months ended March 31, 2015. Net change in unrealized losses during the three months ended March 31, 2016, were approximately $13.3 million as compared to a net change in unrealized losses of approximately $1.9 million during the period ended March 31, 2015. Our net decrease in net assets from operations decreased for the reasons noted above.

The table below presents our statements of operations for the three months ended March 31, 2016 and March 31, 2015.

Net Increase in Net Assets	For the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2016	2015
Investment and Other Income
Interest income from investments	$10,725	$9,161
Other income
Expirations / terminations of unfunded commitments	354	611
Other fees	—	36
Total Investment and Other Income	11,079	9,808

Operating Expenses
Base management fee	1,365	1,159
Income incentive fee	—	1,162
Capital gains incentive fee	—	(296)
Interest expense and amortization of fees	1,794	1,644
Administration agreement expenses	397	371
General and administrative expenses	795	823
Total Operating Expenses	4,351	4,863

Net investment income	6,728	4,945
Net realized losses	(651)	(317)
Net change in unrealized losses on investments	(13,334)	(1,889)
Net (Decrease) Increase in Net Assets Resulting from Operations	$(7,257)	$2,739

Net investment income per share	0.41	0.48
Net (decrease) increase in net assets per share	(0.45)	0.27
Core net investment income per share	$0.41	$0.45
Weighted average shares of common stock outstanding	16,302,036	10,285,282

The table below reconciles generally accepted accounting principles in the United States of America ("GAAP”) net income to core net investment income for the three months ended March 31, 2016 and March 31, 2015. Core net investment income, unlike GAAP net investment income, excludes accrued, but unearned, capital gains incentive fees. We believe an important measure of the investment income that we will be required to distribute each year is core net investment income as capital gains incentive fees are accrued based on unrealized gains but are not earned until realized gains occur. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. No capital gains incentive fee was earned or was payable during the three months ended March 31, 2016 and March 31, 2015.

Net Investment Income and Core Net Investment Income	For the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2016	2015
Net Investment Income	$6,728	$4,945
Capital gains incentive fee	—	(296)
Core Net Investment Income	$6,728	$4,649

Net Investment Income per Share	$0.41	$0.48
Capital gains incentive fee per share	—	(0.03)
Core Net Investment Income per Share	$0.41	$0.45

Investment income includes interest income on our debt investments utilizing the effective yield method and includes cash interest income as well as the amortization of purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three months ended March 31, 2016 and March 31, 2015, investment income totaled approximately $10.7 million and $9.2 million, respectively, representing a weighted average portfolio yield of approximately 15.7% and 14.6%, respectively, on debt investments for the periods held.

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

	For the Three Months Ended March 31,
Portfolio Yield (1)	2016	2015
Weighted average portfolio yield	15.7%	14.6%
Coupon income	10.6%	11.0%
Accretion of discount	0.7%	0.6%
Accretion of end-of-term payments	3.0%	2.9%
Impact of prepayments during the period	1.4%	0.1%

(1)

The yields for periods shown are the annualized rates of interest income or the components of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

The yield on our portfolio, excluding the impact of prepayments, was approximately 14.3% and 14.5% for the three months ended March 31, 2016 and March 31, 2015, respectively. During the three months ended March 31, 2016, two of our portfolio companies fully prepaid their outstanding principal of approximately $24.8 million and one of our portfolio companies made a partial prepayment of $5.0 million. During the three months ended March 31, 2015, we had a prepayment from one portfolio company for $10.0 million in principal value. The yields on our portfolio are dependent on fundings and the performance of our loans, including prepayments.

For the three months ended March 31, 2016 and March 31, 2015, the Company recognized approximately $0.4 million and $0.6 million, respectively, in income from the expiration or termination of unfunded commitments, and $0 and approximately $36 thousand, respectively, in income from amortization of certain fees and miscellaneous income.

Total operating expenses consisting of base management and incentive fees, interest expense, administrative agreement expenses, and general and administrative expenses are summarized in the statement of operations table above. In determining the base management fee, our Adviser had agreed to exclude the U.S. Treasury bill assets acquired at the end of each of the quarters in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will decrease over time as our portfolio and capital base grow. We expect management fees will increase as we grow our asset base and our earnings. Capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expense will increase as we utilize more of our Credit Facility, and we expect fees per the administrative agreement and general and administrative agreements will increase to meet the additional requirements associated with servicing a larger portfolio.

There were approximately $0.7 million and $0.3 million of realized losses during the three months ended March 31, 2016 and March 31, 2015, respectively.

The table below summarizes our net change in unrealized gains (losses) on investments. Net change in unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

Net Change in Unrealized (Losses) Gains	For the Three Months Ended March 31,
(dollars in thousands)	2016	2015
Debt investments	$(13,365)	$(3,269)
Warrants	190	1,377
Equity investments	(155)	—
Short-term investments	(4)	3
Net change in unrealized (losses) gains	$(13,334)	$(1,889)

Net unrealized losses on investments as of March 31, 2016 were approximately $18.0 million, or $1.10 per share. Net unrealized losses on investments as of December 31, 2015 were approximately $4.6 million, or $0.28 per share. In addition, there were unrealized losses on U.S. Treasury bills of approximately $5 thousand and $3 thousand, respectively as of March 31, 2016 and December 31, 2015.

The table below summarizes our return on average total assets and return on average net asset value for the three months ended March 31, 2016 and March 31, 2015.

Returns on Net Asset Value and Total Assets	For the Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net investment income	$6,728	$4,945
Net (decrease) increase in net assets	(7,257)	2,739

Average net asset value (1)	233,614	151,545
Average total assets (1)	317,373	290,795

Net investment income to average net asset value (2)	11.6%	13.2%
Net (decrease) increase in net assets to average net asset value (2)	(12.5)%	7.3%

Net investment income to average total assets (2)	8.5%	6.9%
Net (decrease) increase in net assets to average total assets (2)	(9.2)%	3.8%

(1)	The average net asset values and the average total assets are computed based on daily balances.
(2)	Percentage is presented on an annualized basis.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes are considered to be our critical accounting policies and estimates. These have been disclosed under “Significant Accounting Policies” in the notes to consolidated financial statements described in our Annual Report on Form 10-K filed with the SEC on March 14, 2016. We have not made any changes to the policy in the three months ended March 31, 2016 as disclosed in our notes to the condensed consolidated financial statements in this Form 10-Q.

Liquidity and Capital Resources

During the three months ended March 31, 2016, cash used by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “-Results of Operations,” was approximately $19.2 million and cash used by financing activities was approximately $1.1 million due to a deferred credit facility payment. As of March 31, 2016, cash, including restricted cash, was approximately $15.1 million.

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

For the three months ended March 31, 2015, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “-Results of Operations,” was approximately $1.4 million and cash provided by financing activities primarily due to net borrowings was approximately $1.5 million. As of March 31, 2015, cash, including restricted cash, was approximately $18.3 million.

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

Contractual Obligations

In February 2014, we entered into a credit agreement with Deutsche Bank, acting as administrative agent, and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements. In August 2014, we amended our Credit Facility to increase the total commitments available there-under by $50.0 million to $200.0 million in aggregate. Effective as of a January 2016 amendment to the Credit Facility, which reduced the applicable margin by 0.5% and extended both the maturity date and the revolving period by two years, borrowings under the Credit Facility bear interest at the sum of (i) the commercial paper rate for certain specified lenders and 30-day LIBOR for other lenders or, if LIBOR is unavailable, the higher of Deutsche Bank’s commercial lending rate or the Federal Funds Rate plus 0.50% plus (ii) a margin of 3.0% during the Credit Facility’s revolving period. The revolving period of the Credit Facility ends on February 21, 2018 and the maturity date of the Credit Facility is February 21, 2019.

As of March 31, 2016 and December 31, 2015, we had outstanding borrowings of $18.0 million and $18.0 million, respectively, under our Credit Facility, which is included in the condensed consolidated statements of assets and liabilities. We had $182.0 million and $182.0 million of remaining capacity on our Credit Facility as of March 31, 2016 and December 31, 2015, respectively.

On August 4, 2015, we completed a public offering of $50.0 million in aggregate principal amount of our 2020 Notes and received net proceeds of approximately $48.3 million after the payment of fees and offering costs. The interest on the 2020 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. The 2020 Notes are currently listed on the NYSE under the symbol “TPVZ”. On September 2, 2015, we issued an additional $4.6 million in aggregate principal amount of our 2020 Notes and received net proceeds of approximately $4.5 million after the payment of fees and offering costs as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes.

The tables below provide a summary of when payments are due under our Credit Facility and 2020 Notes as of March 31, 2016 and December 31, 2015.

Payments Due By Period	As of March 31, 2016
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$18,000	$—	$18,000	$—	$—
2020 Notes	54,625	—	—	54,625	—
Total	$72,625	$—	$18,000	$54,625	$—

Payments Due By Period	As of December 31, 2015
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$18,000	$—	$18,000	$—	$—
2020 Notes	54,625	—	—	54,625	—
Total	$72,625	$—	$18,000	$54,625	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of March 31, 2016 and December 31, 2015, our unfunded commitments to thirteen companies and twelve companies, respectively, totaled approximately $191.3 million and $190.0 million, respectively. The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments (dollars in thousands)	As of March 31, 2016	As of December 31, 2015
Dependent on milestones	$83,000	$50,000

Expiring during:
2016	121,343	164,961
2017	70,000	25,000

Growth capital loans	188,500	185,750
Equipment financings	2,843	4,211

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

The fair value at the inception of the agreement of the delay draw credit agreements with our customers is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of March 31, 2016 and December 31, 2015, the fair value for these unfunded commitments totaled approximately $1.6 million and $1.1 million, respectively, and was included in “other accrued expenses and liabilities” in our condensed consolidated statements of assets and liabilities.

As of March 31, 2016, we had a payable of approximately $80.0 million in face value due April 4, 2016, for the acquisition of U.S. Treasury bills. On April 4, 2016, we sold the U.S. Treasury bills and settled the payable in full. As of December 31, 2015, we had a payable of approximately $70.0 million due January 5, 2016, for the acquisition of U.S. Treasury bills. On January 5, 2016, we sold the U.S. Treasury bills and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received during the three months ended March 31, 2016. As of March 31, 2016 and December 31, 2015, the outstanding obligations totaled approximately $1.7 million and $3.1 million, respectively.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2016 and December 31, 2015, our off-balance sheet arrangements consisted of approximately $191.3 million and $190.0 million, respectively, of unfunded commitments, of which approximately $83.0 million and $50.0 million, respectively, was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements with our customers contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company.

The table below provides our unfunded commitments by customer as of March 31, 2016 and December 31, 2015.

Unfunded Commitments (dollars in thousands)	As of March 31, 2016	As of December 31, 2015
Birchbox, Inc.	$5,000	$15,000
Birst, Inc.	7,500	22,500
CipherCloud, Inc.	13,000	25,000
Dollar Shave Club, Inc.	20,000	20,000
Farfetch UK Limited	15,000	—
Forgerock, Inc.	5,000	—
HouseTrip Limited	—	250
Jasper Technologies, Inc.	—	20,000
Jet.com	40,000	—
MapR Technologies, Inc. (Equipment Lease)	2,794	2,936
MapR Technologies, Inc.	20,000	20,000
Medallia, Inc.	20,000	20,000
Optoro, Inc.	25,000	25,000
Rent the Runway, Inc.	8,000	8,000
Simplivity Corporation (Equipment Lease)	49	1,275
WorldRemit Ltd.	10,000	10,000
Total	$191,343	$189,961

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

The following table summarizes our cash distributions per share since March 5, 2014 (commencement of operations).

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

(1)	Represents a special dividend.

(2)    The amount of this initial dividend reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 through March 31, 2014.

For the three months ended March 31, 2016 and for the year ended December 31, 2015, dividends paid were comprised of interest-sourced dividends (qualified interest income) in amounts equal to 96.8% and 95.1% of total dividends paid, respectively.

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

Recent Developments

Dividends

On May 9, 2016, our Board announced a $0.36 per share dividend, payable on June 16, 2016, to stockholders of record on May 31, 2016.

Recent Portfolio Activity

From April 1, 2016, through May 6, 2016, TPC’s direct originations platform entered into $20.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. Virtual Instruments Corporation, credit rated Orange (4), merged with Load Dynamix, Inc. which assumed our loans in full.  The fair value of our loans as of March 31, 2016 reflected the impact of such merger. HouseTrip Limited, credit rated Red (5), merged with TripAdvisor, Inc. and we expect to recover $1.2 million, which was the fair value of such debt investment as of March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings and in the relative values of our portfolio that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a change in market interest rates will not have a material adverse effect on our net investment income. Because a majority of our loans in our existing portfolio, as of March 31, 2016, have a fixed interest rate, the fair values of these loans may fluctuate from changes in market interest rates.

As of March 31, 2016, a majority of the debt investments (approximately 64%) in our debt investment portfolio bore interest at fixed rates with approximately $102.0 million in principal balance of loans outstanding subject to floating interest rates, all of which have interest rate floors. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Credit Facility bears interest at a floating rate. Our 2020 Notes bear interest at a fixed rate. As of March 31, 2016, our floating rate borrowings totaled $18.0 million, so an increase in interest rates would currently benefit us as we would generate additional interest income in excess of the additional interest expense. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the March 31, 2016 condensed consolidated statement of assets and liabilities.

Change in Interest Rates (dollars in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$3,112	$(549)	$2,563
Up 200 basis points	$2,075	$(366)	$1,709
Up 100 basis points	$1,037	$(183)	$854
Up 50 basis points	$519	$(92)	$427
Down 25 basis points	$(259)	$46	$(213)

This analysis is indicative of the potential impact on our investment income as of March 31, 2016, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2016, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic United States Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

     Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with Securities and Exchange Commission on March 14, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement(1)
3.2	Amended and Restated Bylaws(2)

4.1	Specimen Stock Certificate(3)

10.1	Letter Agreement amending the Receivables Financing Agreement, dated January 27, 2016(4)

11.1	Computation of Per Share Earnings(5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended(*)

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002(*)

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

(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on January 29, 2016.
(5)	Included in the notes to the financial statements contained in this Report.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: May 9, 2016	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 9, 2016	By:	/s/ Harold F. Zagunis
Harold F. Zagunis, Chief Financial Officer (Principal Financial and Accounting Officer)