Form 10-Q
period 2016-06-30
TriplePoint Venture Growth BDC Corp.
filed 2016-08-08
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of August 5, 2016 was 16,226,772.

TriplePoint Venture Growth BDC Corp.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Investments at fair value (amortized cost of $301,235 and $276,352, respectively)	$299,649	$271,717
Short-term investments at fair value (cost of $69,886 and $69,998, respectively)	69,881	69,995
Cash	16,854	32,451
Restricted cash	3,280	6,028
Deferred credit facility costs	2,192	1,559
Prepaid expenses and other assets	2,310	573
Total Assets	394,166	382,323

Liabilities
Revolving Credit Facility	53,000	18,000
2020 Notes, net	53,099	52,910
Payable for U.S. Treasury bill assets	69,886	69,998
Base management fee payable	1,335	1,375
Income incentive fee payable	—	1,453
Accrued capital gains incentive fee	—	—
Payable to directors and officers	66	72
Other accrued expenses and liabilities	4,973	6,869
Total Liabilities	182,359	150,677
Commitments and Contingencies (Note 7)
Net Assets	$211,807	$231,646

Preferred stock, par value $0.01 per share (50,000,000 shares authorized; no shares issued and outstanding as of June 30, 2016 and December 31, 2015)	$—	$—
Common stock, par value $0.01 per share (450,000,000 shares authorized; 16,226,772 and 16,302,036 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	162	163
Paid-in capital in excess of par value	234,347	235,205
Net investment income	46,453	34,767
Accumulated net realized losses on investments	(22,304)	(317)
Accumulated net unrealized losses on investments	(1,591)	(4,638)
Distributions	(45,260)	(33,534)
Net Assets	$211,807	$231,646

Net Asset Value per Share	$13.05	$14.21

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income
Interest income from investments	$9,282	$10,487	$20,007	$19,648
Other income
Expirations / terminations of unfunded commitments	71	727	425	1,338
Other fees	52	392	52	428
Total investment and other income	9,405	11,606	20,484	21,414

Operating Expenses
Base management fee	1,335	1,404	2,700	2,563
Income incentive fee	—	1,575	—	2,737
Capital gains incentive fee	—	6	—	(290)
Interest expense and amortization of fees	1,903	1,194	3,697	2,838
Administration agreement expenses	398	406	795	777
General and administrative expenses	811	726	1,606	1,549
Total Operating Expenses	4,447	5,311	8,798	10,174

Net investment income	4,958	6,295	11,686	11,240

Net realized and unrealized gains (losses) on investments
Net realized losses on investments	(21,336)	—	(21,987)	(317)
Net change in unrealized gains (losses) on investments	16,381	753	3,047	(1,136)
Net realized and unrealized gains (losses) on investments	(4,955)	753	(18,940)	(1,453)

Net Increase (Decrease) in Net Assets Resulting from Operations	$3	$7,048	$(7,254)	$9,787

Basic and diluted net investment income per share	$0.30	$0.38	$0.72	$0.84
Basic and diluted net increase (decrease) in net assets per share	$ *	$0.43	$(0.45)	$0.73
Basic and diluted weighted average shares of common stock outstanding	16,288,544	16,569,406	16,295,290	13,444,704

*Less than $0.005

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(dollars in thousands, except share data)

	Shares of Common Stock	Total Net Assets
Balance as of January 1, 2015	9,924,171	$144,979
Net increase in net assets resulting from operations	—	9,787
Distributions	—	(9,552)
Common stock issuance, net	6,718,013	96,777
Balance as of June 30, 2015	16,642,184	$241,991

Balance as of January 1, 2016	16,302,036	$231,646
Net decrease in net assets resulting from operations	—	(7,254)
Distributions	—	(11,726)
Common stock issuance, net	114,978	1,143
Acquisition of common stock under repurchase plan	(190,242)	(2,002)
Balance as of June 30, 2016	16,226,772	$211,807

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net (decrease) increase in net assets resulting from operations	$(7,254)	$9,787
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Fundings and purchases of investments	(78,616)	(18,153)
Sale of short-term investments, net	111	49,998
Principal payments on investments	35,240	68,515
Payment-in-kind interest on investments	(968)	—
Net change in unrealized (gains) losses on investments	(3,047)	1,136
Realized losses on investments	21,987	317
Amortization and accretion of premiums and discounts, net	(1,046)	(726)
Accretion of end-of-term payments, net of prepayments	(1,479)	(1,375)
Amortization of deferred credit facility and 2020 Notes issuance costs	636	661
Change in restricted cash	2,748	(27,375)
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	(112)	(49,998)
Prepaid expenses and other assets	(1,737)	(325)
Base management fee payable	(40)	(501)
Income incentive fee payable	(1,453)	(775)
Accrued capital gains incentive fee	—	(290)
Payable to directors and officers	(6)	(34)
Other accrued expenses and liabilities	(1,896)	(5,597)
Net cash (used in) provided by operating activities	(36,932)	25,265

Cash Flows from Financing Activities:
Borrowings (repayments) under revolving credit facility, net	35,000	(57,000)
Repurchase of common stock	(2,002)	—
Distributions, net	(10,583)	(8,713)
Deferred credit facility costs	(1,080)	(496)
Net proceeds from issuance of common stock	—	96,043
Net cash provided by financing activities	21,335	29,834

Net change in cash	(15,597)	55,099
Cash at beginning of period	32,451	6,906
Cash at end of period	$16,854	$62,005

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued deferred credit facility cost	$—	$44
Offering costs not yet paid	$—	$87
Distributions reinvested	$1,143	$839
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$2,935	$2,196

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of June 30, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
Birchbox, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (10.00% interest rate, 8.00% EOT payment)	$5,000	$5,025	$5,025	2/28/2019
		Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)	5,000	5,047	5,047	2/28/2019
		Growth Capital Loan (10.25% interest rate, 8.00% EOT payment)	10,000	9,935	9,934	7/31/2019
Birchbox, Inc. Total			20,000	20,007	20,006
Birst, Inc.	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	10,000	10,027	10,030	11/30/2017
		Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	15,000	14,833	14,827	3/31/2019
		Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	2,000	1,973	1,973	6/30/2019
Birst, Inc. Total			27,000	26,833	26,830
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (13.50% interest rate, 20.45% EOT payment)	5,475	6,043	6,076	9/30/2017
Farfetch UK Limited (1) (3)	Shopping Facilitators	Growth Capital Loan (Prime + 8.25% interest rate, 9.00% EOT payment)	10,000	9,833	10,263	3/31/2020
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	10,000	9,907	9,914	9/30/2019
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Conferencing Equipment / Services	Growth Capital Loan (11.25% interest rate, 2.85% EOT payment)	30,000	29,162	29,877	9/30/2019
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (13.00% interest rate, 9.00% EOT payment)	15,000	16,003	15,923	11/30/2017
Jet.com	Mixed Retailing	Growth Capital Loan (Prime + 8.00% interest rate, 9.25% EOT payment)	10,000	9,966	9,963	1/31/2019
KnCMiner AB (1) (3)	Financial Institution and Services	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	3,758	3,809	3,237	6/30/2018
		Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	1,798	1,795	1,542	6/30/2018
KnCMiner AB Total			5,556	5,604	4,779

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate, 10.00% EOT payment)	$3,064	$3,071	$3,288	9/30/2018
		Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	142	142	142	1/31/2019
		Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	1,401	1,401	1,400	6/30/2019
MapR Technologies, Inc. Total			4,607	4,614	4,830
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	10,000	10,553	10,229	6/30/2017
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (11.50% interest rate, 13.42% EOT payment)	684	799	762	6/30/2017
		Growth Capital Loan (11.50% interest rate, 13.69% EOT payment)	1,475	1,701	1,631	6/30/2017
		Growth Capital Loan (13.00% interest rate, 15.50% EOT payment)	2,000	2,176	2,196	8/31/2017
		Growth Capital Loan (13.00% interest rate, 16.00% EOT payment)	5,000	5,405	5,460	11/30/2017
		Growth Capital Loan (13.00% interest rate, 16.50% EOT payment)	5,000	5,361	5,431	2/28/2018
		Growth Capital Loan (13.00% interest rate, 11.61% EOT payment)	4,115	4,410	4,454	6/30/2017
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	177	178	179	8/31/2016
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	86	86	86	10/31/2016
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	74	74	74	3/31/2017
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	12	12	12	6/30/2017
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	8	8	9	7/31/2017
ModCloth, Inc. Total			18,631	20,210	20,294

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Munchery, Inc.	Restaurant / Food Service	Growth Capital Loan (Prime + 7.00% interest rate, 6.75% EOT payment)	$3,000	$2,910	$2,909	6/30/2019
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	10,000	9,973	9,992	11/30/2018
		Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	6,000	5,889	5,887	6/30/2019
Rent the Runway, Inc. Total			16,000	15,862	15,879
SimpliVity Corporation	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	7,000	7,135	7,188	6/30/2018
		Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	3,000	3,032	3,055	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	7,000	7,068	7,146	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	3,000	3,012	3,049	12/31/2018
		Growth Capital Loan (12.75% interest rate, 9.50% EOT payment)	10,000	10,002	10,055	1/31/2019
		Equipment Lease (6.75% interest rate, 10.00% EOT payment) (1)	3,319	3,319	3,323	12/31/2018
		Equipment Lease (6.75% interest rate, 7.50% EOT payment) (1)	2,437	2,437	2,440	6/30/2018
		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	1,552	1,552	1,553	12/31/2018
		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	1,033	1,033	1,042	2/28/2019
		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	62	62	63	3/31/2019
SimpliVity Corporation Total			38,403	38,652	38,914

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	$5,000	$5,000	$5,115	4/4/2020
		Growth Capital Loan (5.00% interest rate) (5)	20,641	20,641	17,316	4/4/2021
		Growth Capital Loan (5.00% interest rate) (5)	4,952	4,952	3,914	4/4/2021
Virtual Instruments Corporation Total			30,593	30,593	26,345
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,987	4,984	12/31/2018
		Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,863	4,861	6/30/2019
		Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,853	4,851	6/30/2019
WorldRemit Limited Total			15,000	14,703	14,696
Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 12.04% EOT payment)	1,330	1,615	1,625	12/31/2016
		Growth Capital Loan (Prime + 10.25% interest rate, 13.01% EOT payment)	2,925	3,373	3,443	12/31/2016
		Growth Capital Loan (Prime + 10.25% interest rate, 13.75% EOT payment)	3,425	3,816	3,882	3/31/2017
		Growth Capital Loan (Prime + 10.25% interest rate, 15.82% EOT payment)	9,638	10,062	10,139	12/31/2017
Xirrus, Inc. Total			17,318	18,866	19,089
Total Debt Investments			$286,583	$290,321	$286,816

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2016

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	$112	$74
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	60,052	690	1,875
Birst, Inc.	Business Applications Software	Preferred Stock	428,491	129	548
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	15
Dollar Shave Club, Inc. (2)	Specialty Retailers	Preferred Stock	15,627	16	16
Farfetch UK Limited (1) (3)	Shopping Facilitators	Preferred Stock	24,587	104	120
FinancialForce.com, Inc. (2)	Business Applications Software	Preferred Stock	195,170	508	508
Forgerock, Inc.	Security Services	Preferred Stock	65,331	103	103
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Conferencing Equipment / Services	Preferred Stock	276,807	612	574
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77	—
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	35	106
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37	40
JackThreads, Inc. (2)	E-Commerce - Clothing and Accessories	Common Stock	283,401	88	71
Jet.com, Inc.	Mixed Retailing	Preferred Units	210,510	354	354
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	159,716	27	27
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	87
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	191
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	5,590,041	746	727
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	222,640	45	45
Nutanix, Inc. (2)	Database Software	Preferred Stock	45,000	77	374

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2016

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants (continued)
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	40
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	63,387	153	153
Shazam Entertainment Limited (1) (2) (3)	Multimedia / Streaming Software	Ordinary Shares	2,669,479	134	166
SimpliVity Corporation	Database Software	Preferred Stock	693,763	828	1,405
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	38
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	457,516	624	506
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	64,144	192	146
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	5,972,119	773	359
Total Warrants				$7,440	$8,763

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2016

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost	Fair Value
Equity Investments (2)
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	$250	$261
Birst, Inc.	Business Applications Software	Preferred Stock	42,801	250	250
Dollar Shave Club, Inc.	Specialty Retailers	Preferred Stock	19,533	500	502
EndoChoice Holdings, Inc. (6)	Medical Device and Equipment	Common Stock	50,992	224	250
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	258
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	740
Nutanix, Inc.	Database Software	Preferred Stock	137,202	1,000	1,809
Total Equity Investments				$3,474	$4,070

Total Investments in Portfolio Companies				$301,235	$299,649

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$70,000 Face Value Maturity Date 12/29/2016 Yield to Maturity 0.34%			$69,886	$69,881
Total Short-Term Investments				$69,886	$69,881

Total Investments				$371,121	$369,530

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

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

(unaudited)

As of December 31, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate)	$3,064	$3,021	$3,023	9/30/2018
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	10,000	10,279	9,891	6/30/2017
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (11.50% interest rate, 13.40% EOT payment)	684	782	784	6/30/2016
		Growth Capital Loan (11.50% interest rate, 13.70% EOT payment)	1,475	1,663	1,666	7/31/2016
		Growth Capital Loan (13.00% interest rate, 15.50% EOT payment)	2,000	2,120	2,134	8/31/2017
		Growth Capital Loan (13.00% interest rate, 16.00% EOT payment)	5,000	5,266	5,296	11/30/2017
		Growth Capital Loan (13.00% interest rate, 16.50% EOT payment)	5,000	5,220	5,240	2/28/2018
		Growth Capital Loan (13.00% interest rate, 11.60% EOT payment)	4,115	4,271	4,276	6/30/2017
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	402	406	405	8/31/2016
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	160	161	161	10/31/2016
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	108	108	108	3/31/2017
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	16	16	16	6/30/2017
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	11	11	11	7/31/2017
ModCloth, Inc. Total			18,971	20,024	20,097

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

(unaudited)

As of December 31, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	$10,000	$9,841	$9,841	11/30/2018
SimpliVity Corporation	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	7,000	7,037	7,101	6/30/2018
		Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	3,000	2,992	3,019	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	7,000	6,971	7,061	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	3,000	2,971	3,014	12/31/2018
		Growth Capital Loan (12.75% interest rate, 9.50% EOT payment)	10,000	9,860	9,921	1/31/2019
		Equipment Lease (6.75% interest rate, 10.00% EOT payment) (1) (2)	3,869	3,869	3,869	12/31/2018
		Equipment Lease (6.75% interest rate, 7.50% EOT payment) (1) (2)	2,966	2,967	2,966	6/30/2018
		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1) (2)	1,778	1,778	1,777	12/31/2018
SimpliVity Corporation Total			38,613	38,445	38,728
Thinking Phone Networks, Inc. (dba Fuze.com)	Conferencing Equipment / Services	Growth Capital Loan (9.50% interest rate, 1.75% EOT payment)	30,000	29,204	29,222	9/30/2018

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

(unaudited)

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

(unaudited)

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

(unaudited)

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

(unaudited)

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

(unaudited)

As of June 30, 2016 and as of December 31, 2015

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

As of June 30, 2016 and December 31, 2015, unless otherwise noted, certain of the debt investments and certain of the warrants of TriplePoint Venture Growth BDC Corp. (the “Company”), with an aggregate fair value of approximately $293.5 million and $235.2 million, respectively, were pledged for borrowings under the Company’s revolving credit facility.

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

Notes applicable to the equipment leases presented in the foregoing tables:

At the end of the term of certain equipment leases, the lessee has the option to purchase the underlying assets at fair market value in certain cases subject to a cap, return the equipment or continue to finance the assets. The fair market values of the financed assets have been estimated as a percentage of original cost for purposes of the EOT payment value.

Notes applicable to the warrants presented in the foregoing tables:

Warrants are associated with funded debt instruments as well as certain commitments to provide future funding.

Specific notes applicable to specific investments in the foregoing tables:

(1) Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2016 and December 31, 2015, non-qualifying assets as a percentage of total assets were 14.6% and 11.6%, respectively.

(2) As of June 30, 2016 or December 31, 2015, these debt investments, warrants, equity investments and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.

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

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization

TriplePoint Venture Growth BDC Corp. (the “Company”), a Maryland corporation, was formed on June 28, 2013 and priced its initial public offering and commenced investment operations on March 5, 2014. The Company is structured as an externally-managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. The Company’s investment objective is to maximize total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending to venture growth stage companies focused in technology, life sciences and other high growth industries backed by TPC’s select group of leading venture capital investors. The Company is externally managed by TPVG Advisers LLC (the “Adviser”), which is registered as an investment adviser under the Investment Advisers Act of 1940 and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TPVG Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and pays fees and expenses to the Administrator for administrative services provided to the Company.

The Company has two wholly owned subsidiaries: TPVG Variable Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established for utilizing the Company’s revolving credit facility, and TPVG Investment LLC, a taxable entity established for holding certain of the Company’s investments in order to permit the Company to hold equity investments in its portfolio companies which are “pass-through” entities for tax purposes. These subsidiaries are consolidated in the financial statements of the Company.

Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and reflect all adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the periods presented. Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, net assets or results of operations. All intercompany account balances and transactions have been eliminated.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2016. There have been no changes in the significant accounting policies from those disclosed in the audited consolidated financial statements included in the Annual Report on Form 10-K.

Note 3. Related Party Agreements and Transactions

Investment Advisory Agreement

Subject to the overall supervision of the Company’s Board of Directors (the “Board”) and in accordance with 1940 Act, the Adviser manages the day-to-day operations and provides investment advisory services to the Company pursuant to an investment advisory agreement (the “Advisory Agreement”). Under the terms of the Advisory Agreement, the Adviser:

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

Under the capital gains component of the incentive fee, the Company pays the Adviser at the end of each calendar year 20.0% of the Company’s aggregate cumulative realized gains from inception through the end of that year, computed net of aggregate cumulative realized losses and aggregate cumulative unrealized losses through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” does not include any unrealized gains. It should be noted that the Company accrues an incentive fee for accounting purposes taking into account any unrealized gains in accordance with GAAP. However, the actual incentive fee payable to the Adviser related to capital gains will be determined and payable in arrears at the end of each fiscal year and will include only realized capital gains, net of realized and unrealized losses for the period. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee is payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s condensed consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. For the three and six months ended June 30, 2016, the Company did not incur an income incentive fee due to the total return requirement under the income component of the Company’s fee structure as described above, which resulted in approximately $0.6 million and $1.9 million, respectively, of reduced expense and additional net investment income, or $0.04 per share and $0.12 per share, respectively, to stockholders. For the three and six months ended June 30, 2015, the Company incurred approximately $1.6 million and $2.7 million, respectively, in incentive fee, or $0.10 per share and $0.20 per share, respectively, as pre-incentive fee income during the period exceeded an annualized return of 10% and the Adviser received 20% of the Company’s pre-incentive fee income. There were no realized gains since the inception of the Company and, thus, no capital gains incentive fee was earned or is payable. The Company had cumulative net realized and unrealized losses during the three and six months ended June 30, 2016 and as a result did not accrue any capital gain incentive fee. The Company accrued $6 thousand in capital gains incentive fee during the three months ended June 30, 2015 based on cumulative realized and unrealized gains as of June 30, 2015. The Company had net unrealized losses during the six months ended June 30, 2015, and therefore, reversed previously accrued capital incentive fees of approximately $0.3 million.

Management and Incentive Fees	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Base management fee	$1,335	$1,404	$2,700	$2,563
Income incentive fee	$—	$1,575	$—	$2,737
Capital gains incentive fee	$—	$6	$—	$(290)

The table above presents the base management and incentive fees accrued during the period and these fees are paid in the quarter after they are earned. During the three and six months ended June 30, 2016, approximately $1.4 million and $2.7 million of base management fees earned in prior periods were paid, respectively, and approximately $0 and $1.5 million, respectively, of income incentive fees earned in prior periods were paid. During the three and six months ended June 30, 2015, approximately $1.2 million and $3.1 million of base management fees earned in prior periods were paid, respectively, and approximately $1.2 million and $3.5 million, respectively, of income incentive fees earned in prior periods were paid.

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

For both the three months ended June 30, 2016 and 2015, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.4 million, of which approximately $62 thousand and $63 thousand, respectively, were paid or payable to third party service providers. For both the six months ended June 30, 2016 and 2015, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.8 million, of which approximately $122 thousand and $127 thousand, respectively, were paid or payable to third party service providers.

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

The Valuation Committee of the Board is responsible for assisting the Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board, with the assistance of the Adviser and its senior investment team and independent third-party valuation firms, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Board considers a range of fair values based upon the valuation techniques utilized and generally selects a value within that range that most represents fair value based on current market conditions as well as other relevant factors. The Board makes this fair value determination at least on a quarterly basis. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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
•

At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm. However, the Board does not intend to have de minimis investments of less than 1.0% of the Company’s gross assets (up to an aggregate of 10.0% of the Company’s gross assets) independently reviewed, given the expenses involved in connection therewith;

•	The Valuation Committee then reviews these preliminary valuations and makes fair value recommendations to the Board; and
•

The Board then discusses valuations and determines, in good faith, the fair value of each investment in the Company’s portfolio based on the input of the Adviser, the respective independent valuation firms and the Valuation Committee.

Debt Investments

The debt investments identified on the condensed consolidated schedules of investments are loans and equipment leases made to venture growth stage companies focused in technology, life sciences and other high growth industries which are backed by a select group of leading venture capital investors. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt instruments and thus the Adviser must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

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

Warrants

The fair value of warrants is primarily estimated using a Black Scholes option pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors, but not limited to, the following:

•

Underlying enterprise value of the issuer is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or approaches that utilize recent rounds of financing and the portfolio company’s capital structure to determine enterprise value. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock to be received upon the exercise of the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include option pricing models, such as back solve techniques, probability weighted expected return models and other techniques as determined to be appropriate.

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

The following is a summary by investment type of the fair value according to inputs used in valuing investments listed in the accompanying condensed consolidated schedules of investments as of June 30, 2016 and December 31, 2015.

Investment Type	As of June 30, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$286,816	$286,816
Warrants	—	—	8,763	8,763
Equity investments	250	—	3,820	4,070
Short-term investments	69,881	—	—	69,881
Total investments	$70,131	$—	$299,399	$369,530

Investment Type	As of December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	—	$259,585	$259,585
Warrants	—	—	8,067	8,067
Equity investments	426	—	3,639	4,065
Short-term investments	69,995	—	—	69,995
Total investments	$70,421	$—	$271,291	$341,712

The following tables present additional information about Level 3 investments measured at fair value for the three and six months ended June 30, 2016 and 2015. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended June 30, 2016
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of April 1, 2016	$270,580	$8,267	$3,644	$282,491
Fundings of investments, at cost	21,910	683	—	22,593
Principal payments received on investments	(2,802)	—	—	(2,802)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	1,730	—	—	1,730
Realized losses on investments	(20,513)	(823)	—	(21,336)
Net change in unrealized gains included in earnings	15,583	636	176	16,395
Payment-in-kind coupon	328	—	—	328
Totals	$286,816	$8,763	$3,820	$299,399

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2016	$860	$(135)	$176	$901

Level 3	For the Six Months Ended June 30, 2016
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2016	$259,585	$8,067	$3,639	$271,291
Fundings of investments, at cost	77,273	1,343	—	78,616
Principal payments received on investments	(35,240)	—	—	(35,240)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	2,525	—	—	2,525
Realized losses on investments	(20,513)	(1,321)	—	(21,834)
Net change in unrealized gains included in earnings	2,218	674	181	3,073
Payment-in-kind coupon	968	—	—	968
Totals	$286,816	$8,763	$3,820	$299,399

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2016	$(1,814)	$(246)	$181	$(1,879)

Level 3	For the Three Months Ended June 30, 2015
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of April 1, 2015	$240,143	$8,250	$3,321	$251,714
Fundings of investments, at cost	7,300	595	500	8,395
Principal payments received on investments	(52,776)	—	—	(52,776)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	168	—	—	168
Gross transfers out of Level 3 (1)	—	(491)	—	(491)
Realized losses on investments	—	—	—	—
Net change in unrealized gains included in earnings	29	421	11	461
Totals	$194,864	$8,775	$3,832	$207,471

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2015	$(3,483)	$432	$11	$(3,040)

Level 3	For the Six Months Ended June 30, 2015
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2015	$247,609	$7,291	$3,071	$257,971
Fundings of investments, at cost	16,909	494	750	18,153
Principal payments received on investments	(68,515)	—	—	(68,515)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	2,101	—	—	2,101
Gross transfers out of Level 3 (1)	—	(491)	—	(491)
Realized losses on investments	—	(317)	—	(317)
Net change in unrealized gains (losses) included in earnings	(3,240)	1,798	11	(1,431)
Totals	$194,864	$8,775	$3,832	$207,471

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2015	$(3,017)	$1,523	$11	$(1,483)

Realized gains and losses are included in net realized gains (losses) on investments in the condensed consolidated statements of operations. During the three and six months ended June 30, 2016, there were realized losses on investments of approximately $21.3 million and $22.0 million, respectively, as a result of writing off debt investments and warrants. During the three months ended June 30, 2016, the Company recognized realized losses on two debt investments: $14.4 million on Intermodal Data, Inc. and $6.1 million on HouseTrip Limited and realized losses of $0.8 million on four warrants. For the three and six months ended June 30, 2015, there were realized losses on investments of approximately $0 and $0.3 million, respectively, as a result of writing off certain warrants in the first quarter of 2015. Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations. The change in net unrealized gains (losses) for Level 3 investments in debt, equity and warrants are summarized in the tables above. In addition to the unrealized gains and losses for Level 3 investments, during the three and six months ended June 30, 2016, there were changes in unrealized losses of approximately $2 thousand and unrealized gains of approximately $3 thousand, respectively, on U.S. Treasury bills. There were no unrealized gains or losses on U.S. Treasury bills for the three months ended June 30, 2015. There were unrealized gains of approximately $2 thousand on U.S. Treasury bills for the six months ended June 30, 2015.

For the three and six months ended June 30, 2016, the Company had approximately $0.3 million and $1.0 million, respectively, of PIK income and the Company did not accrue approximately $0.3 million and $0.8 million, respectively, of PIK income. For both the three and six months ended June 30, 2015, the Company had PIK income of approximately $0.4 million, which the Company did not accrue. Prior to April 2015, the Company did not have any PIK income.

For the three and six months ended June 30, 2016, the Company recognized approximately $0.1 million and $0.5 million in other income, respectively, consisting of $71 thousand and $0.4 million, respectively, from the termination or expiration of unfunded commitments and approximately $52 thousand in each period, from amortization of certain fees paid by companies and miscellaneous income. For the three and six months ended June 30, 2015, the Company recognized approximately $1.1 million and $1.7 million in other income, respectively, consisting of $0.7 million and $1.3 million, respectively, from the termination or expiration of unfunded commitments and approximately $0.4 million in each period, from amortization of certain fees paid by companies and miscellaneous income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of June 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of June 30, 2016
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$286,816	Discounted Cash Flows	Discount Rate	9.21% - 50.00% (15.55%)
Warrants	6,818	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	0.34x – 10.00x (2.42x)
			Volatility	40.00% - 75.00% (59.60%)
			Term	1.00– 5.00 Years (2.73 Years)
			Discount for Lack of Marketability	0.00% - 33.33% (17.70%)
	1,945	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	20.00% – 30.00% (24.50%)
			Term	0.50 – 1.25 Years (1.11 Years)
Equity investments	2,011	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.75x – 8.50x (4.62x)
			Volatility	45.00% - 65.00% (55.20%)
			Term	1.75– 4.50 Years (2.94 Years)
			Discount for Lack of Marketability	0.00% - 24.10% (13.90%)
	1,809	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	20.00% – 20.00% (20.00%)
			Term	0.5 – 0.5 Years (0.5 Years)
Total investments	$299,399

Level 3 Investments	As of December 31, 2015
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$259,585	Discounted Cash Flows	Discount Rate	9.21% - 32.50% (16.90%)
Warrants	6,131	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	0.69x – 13.00x (2.78x)
			Volatility	35.00% - 77.50% (55.50%)
			Term	1.00– 5.00 Years (2.54 Years)
			Discount for Lack of Marketability	0.00% - 29.90% (16.50%)
	1,936	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	20.00% – 30.00% (24.60%)
			Term	0.50 – 1.25 Years (1.15 Years)
Equity investments	2,004	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.75x – 8.50x (4.36x)
			Volatility	45.00% - 65.00% (55.80%)
			Term	1.75– 5.00 Years (3.07 Years)
			Discount for Lack of Marketability	0.00% - 24.10% (15.40%)
	1,635	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	20.00% – 20.00% (20.00%)
			Term	0.75 – 0.75 Years (0.75 Years)
Total investments	$271,291

As of June 30, 2016, the fair values for all of the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date. For all but three warrant positions and one equity investment, fair values were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Three warrant positions and one equity investment were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method given the outlook for those portfolio companies. The other equity investments were valued using the market approach. The range of the various assumptions and weighted averages of these assumptions are summarized in the tables above.

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

As of June 30, 2016 and December 31, 2015, the Company had pledged certain of its debt investments and certain of its warrants with an aggregate fair value of approximately $293.5 million and $235.2 million, respectively, for borrowings under its revolving credit facility.

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

During the three months ended June 30, 2016, HouseTrip Limited merged with TripAdvisor, Inc. The Company recovered approximately $1.2 million in principal value on its loan that had a principal balance of approximately $6.9 million and amortized cost of approximately $7.3 million. The Company realized a loss of approximately $6.1 million in the three months ended June 30, 2016 which was recognized as an unrealized loss in the previous quarters.  The net realized and unrealized loss on this loan during the three months ended June 30, 2016 was zero.

During the three months ended June 30, 2016, Intermodal Data, Inc. ceased operations. The Company expects to recover approximately $0.1 million from liquidation on its loan that had a principal balance of approximately $17.5 million and amortized cost of approximately $14.5 million. The Company realized a loss of approximately $14.4 million during the three months ended June 30, 2016, of which $8.6 million was recognized as an unrealized loss in the previous quarters.  The net realized and unrealized loss on this loan during the three months ended June 30, 2016 was $5.8 million.

During the three months ended June 30, 2016, KnCMiner AB declared bankruptcy. The Company has two loans to KnCMiner AB, with an aggregate principal balance of approximately $5.6 million and amortized cost of approximately $5.6 million. The estimated fair value of these loans as of June 30, 2016 resulted in an unrealized loss of approximately $0.8 million.

Note 6. Borrowings

Revolving Credit Facility

In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG (“Deutsche Bank”), acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (“Credit Facility”). In August 2014, the Company amended its Credit Facility to increase the total commitments available there-under by $50.0 million to $200.0 million in aggregate, subject to borrowing base requirements.

Effective as of a January 2016 amendment to the Credit Facility, which reduced the applicable margin by 0.5% and extended both the maturity date and the revolving period by two years, borrowings under this revolving Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) 3.0% during the revolving period and 4.5% during the amortization period. Borrowings under this revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank a syndication fee in 12 monthly installments, of approximately 1% of the committed facility amount. The Company also agreed to pay Deutsche Bank a fee to act as administrative agent under this revolving Credit Facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum of any unused borrowings under this Credit Facility on a monthly basis. This revolving Credit Facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to the Company’s Chief Executive Officer, Mr. James Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under this Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. The revolving period of the Credit Facility ends on February 21, 2018 and the maturity date of the Credit Facility is February 21, 2019. As of June 30, 2016 and December 31, 2015, the Company was in compliance with all covenants under this Credit Facility.

At June 30, 2016 and December 31, 2015, the Company had outstanding borrowings of $53.0 million and $18.0 million, respectively, under the Credit Facility, which is included in the Company’s condensed consolidated statements of assets and liabilities. The book value of the Credit Facility not measured at fair value on a recurring basis, approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy.

2020 Notes

On August 4, 2015, the Company completed a public offering of $50.0 million in aggregate principal amount of its 6.75% Notes due 2020 (the "2020 Notes") and received net proceeds of approximately $48.3 million after the payment of fees and offering costs. The interest on the 2020 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. The 2020 Notes are listed on the NYSE under the symbol “TPVZ”. The 2020 Notes were issued in integral principal amount multiples ("units") of $25.  On September 2, 2015, the Company issued an additional $4.6 million in aggregate principal amount of its 2020 Notes and received net proceeds of approximately $4.5 million after the payment of fees and offering costs as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes. The 2020 Notes are disclosed under “2020 Notes” in the condensed consolidated statements of assets and liabilities, net of unamortized issuance costs. The interest expense, including amortization of debt issuance costs are summarized in the table below.

At June 30, 2016 and December 31, 2015, the 2020 Notes had a market price of $25.57 per unit and $25.24 per unit, respectively, resulting in an aggregate fair value of approximately $55.9 million and $55.1 million, respectively. The liability of the Company is recorded at amortized cost, not at fair value on the condensed consolidated statements of assets and liabilities. Amortized cost includes approximately $1.5 million and $1.7 million at June 30, 2016 and December 31, 2015, respectively, of deferred issuance cost which is amortized and expensed over the five year term of the 2020 Notes based on an effective yield method.

Interest expense includes the interest cost charged on borrowings, the unused fee on the Credit Facility, third party administrative fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Revolving Credit Facility
Interest cost charged on borrowings	$315	$577	$477	$1,729
Unused fee	310	262	655	403
Amortization of costs and other fees	257	355	524	706
Revolving Credit Facility Total	$882	$1,194	$1,656	$2,838
2020 Notes
Interest cost	$922	$—	$1,843	$—
Amortization of costs and other fees	99	—	198	—
2020 Notes Total	$1,021	$—	$2,041	$—
Total interest expense and amortization of fees	$1,903	$1,194	$3,697	$2,838

The following tables provide additional information about the level in the fair value hierarchy of the Company’s liabilities at June 30, 2016 and December 31, 2015.

Liability	As of June 30, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$53,000	$53,000
2020 Notes, net *	—	54,345	—	54,345

*	Net of approximately $1.5 million of deferred issuance cost.

Liability	As of December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$18,000	$18,000
2020 Notes, net *	—	53,435	—	53,435

*	Net of approximately $1.7 million of deferred issuance cost.

Other Payables

On June 30, 2016, the Company purchased $70.0 million in face value of U.S. Treasury bills for settlement on July 5, 2016. On December 31, 2015, the Company purchased $70.0 million of U.S. Treasury bills for settlement on January 5, 2016. The associated payable was included in the Company’s condensed consolidated statements of assets and liabilities as of June 30, 2016 and December 31, 2015. As of June 30, 2016, the Company had no other payables other than in the ordinary course of business.

Note 7. Commitments

As of June 30, 2016 and December 31, 2015, the Company’s unfunded commitments to ten and twelve companies, respectively, totaled approximately $164.5 million and $190.0 million, respectively, of which approximately $100.0 million and $50.0 million, respectively, was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. We generally expect approximately 75% of our gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods. The tables below provide the Company’s unfunded commitments by customer as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birst, Inc.	$5,500	$49
Dollar Shave Club, Inc.	20,000	216
Farfetch UK Limited	15,000	160
FinancialForce.com, Inc.	30,000	696
Forgerock, Inc.	5,000	—
Jet.com	40,000	814
MapR Technologies, Inc.	20,000	23
Munchery, Inc.	2,000	30
Optoro, Inc.	25,000	40
Rent the Runway, Inc.	2,000	37
Total	$164,500	$2,065

	As of December 31, 2015
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birchbox, Inc.	$15,000	$—
Birst, Inc.	22,500	202
CipherCloud, Inc.	25,000	73
Dollar Shave Club, Inc.	20,000	216
HouseTrip Limited	250	—
Jasper Technologies, Inc.	20,000	319
MapR Technologies, Inc. (Equipment Lease)	2,936	—
MapR Technologies, Inc.	20,000	23
Medallia, Inc.	20,000	111
Optoro, Inc.	25,000	40
Rent the Runway, Inc.	8,000	—
Simplivity Corporation (Equipment Lease)	1,275	19
WorldRemit Ltd.	10,000	99
Total	$189,961	$1,102

The tables above also provide the fair value of the Company’s unfunded commitment liability as of June 30, 2016 and December 31, 2015 totaling approximately $2.1 million and $1.1 million, respectively. The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s condensed consolidated statements of assets and liabilities. During the three and six months ended June 30, 2016, the fair value of unfunded commitment liability increased by approximately $0.5 million and $1.0 million primarily due to changes in unfunded commitments.

These liabilities are considered Level 3 liabilities under ASC Topic 820 because there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details of unfunded commitments during the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Unfunded Commitments Activity (dollars in thousands)	2016	2015	2016	2015
Unfunded commitments at beginning of period	$191,343	$153,500	$189,961	$211,000
Activity during the period:
New commitments	35,000	57,500	125,000	57,500
Fundings	(22,437)	(7,500)	(78,805)	(17,500)
Expirations / Terminations	(39,406)	(56,000)	(71,656)	(103,500)
Unfunded commitments at end of period	$164,500	$147,500	$164,500	$147,500

As of June 30, 2016 and December 31, 2015, the Company had no realized and unrealized gains or losses for liabilities within the Level 3 category.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments (dollars in thousands)	As of June 30, 2016	As of December 31, 2015
Dependent on milestones	$100,000	$50,000

Expiring during:
2016	75,500	164,961
2017	89,000	25,000

Growth capital loans	164,500	185,750
Equipment leases	—	4,211

Note 8. Financial Highlights

The financial highlights presented below are for the three and six months ended June 30, 2016 and 2015.

Financial Highlights	For the Three Months Ended June 30, or as of June 30,		For the Six Months Ended June 30, or as of June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Per Share Data (1)
Net asset value at beginning of period	$13.40	$14.48	$14.21	$14.61
Changes in net asset value due to:
Public offering of common stock	—	—	—	(0.03)
Offering costs related to public offering of common stock	—	—	—	(0.05)
Share repurchases	0.03	—	0.03	—
Dividend reinvestment plan	(0.02)	—	(0.03)	—
Net investment income	0.30	0.38	0.72	0.84
Net realized losses	(1.31)	—	(1.35)	(0.02)
Net change in unrealized gains (losses) on investments	1.01	0.04	0.19	(0.09)
Distributions	(0.36)	(0.36)	(0.72)	(0.72)
Net asset value at end of period	$13.05	$14.54	$13.05	$14.54

Net investment income per share	$0.30	$0.38	$0.72	$0.84
Net increase (decrease) in net assets per share	*	$0.43	$(0.45)	$0.73
Weighted average shares of common stock outstanding for period	16,288,544	16,569,406	16,295,290	13,444,704
Shares of common stock outstanding at end of period	16,226,772	16,642,184	16,226,772	16,642,184

Ratios / Supplemental Data
Net asset value at beginning of period	$218,520	$237,873	$231,646	$144,979
Net asset value at end of period	$211,807	$241,991	$211,807	$241,991
Average net asset value	$218,365	$239,823	$225,989	$195,928

Total return based on net asset value per share (2)	4.6%	6.0%	(1.4)%	5.1%
Net asset value per share at beginning of period	$13.40	$14.48	$14.21	$14.61
Distributions per share during period	$0.36	$0.36	$0.72	$0.72
Net asset value per share at end of period	$13.05	$14.54	$13.05	$14.54

Total return based on stock price (3)	8.3%	0.8%	(4.9)%	(4.2%)
Stock price at beginning of period	$10.50	$14.11	$11.96	$14.85
Distributions per share during period	$0.36	$0.36	$0.72	$0.72
Stock price at end of period	$10.59	$13.48	$10.59	$13.48

Net investment income to average net asset value (4)	9.1%	10.5%	10.4%	11.6%
Net increase (decrease) in net assets to average net asset value (4)	*	11.8%	(6.5)%	10.1%
Ratio of expenses to average net asset value (4) (5)	8.2%	8.9%	7.8%	10.5%

*Less than $0.005

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

(2)

Total return based on net asset value (“NAV”) is the change in ending NAV per share plus distributions per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. The total return is for the period shown and is not annualized. For the three months ended June 30, 2016 and 2015, the first and second quarter distributions of $0.36 per share are included in the determination of total return.

(3)

Total return based on stock price is the change in the ending stock price of the Company’s common stock plus distributions paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning stock price of the Company’s common stock. The total return is for the period shown and is not annualized. For the three months ended June 30, 2016 and 2015, the first and second quarter distributions of $0.36 per share are included in the determination of total return.

(4)	Percentage is presented on an annualized basis.
(5)	Additional financial ratios are provided below:

Ratios	For the Three Months Ended June 30, or as of June 30,		For the Six Months Ended June 30, or as of June 30,
(Percentages, on an annualized basis)	2016	2015	2016	2015
Operating expenses excluding incentive fees to average net asset value	8.2%	6.2%	7.8%	8.0%
Income component of incentive fees to average net asset value	0.0%	2.6%	0.0%	2.8%
Capital gains component of incentive fees to average net asset value	0.0%	*	0.0%	(0.3)%

*less than 0.05%

The weighted average portfolio yield on debt investments presented below is for the three and six months ended June 30, 2016 and 2015.

Ratios	For the Three Months Ended June 30, or as of June 30,		For the Six Months Ended June 30, or as of June 30,
(Percentages, on an annualized basis) (1)	2016	2015	2016	2015
Weighted average portfolio yield on debt investments	13.2%	17.9%	14.4%	16.2%
Coupon income	10.1%	10.6%	10.3%	10.8%
Accretion of discount	0.8%	0.6%	0.8%	0.6%
Accretion of end-of-term payments	2.3%	3.1%	2.6%	3.0%
Impact of prepayments during the period	0.0%	3.6%	0.7%	1.8%

(1)    Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015.

Basic and Diluted Share Information	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net investment income	$4,958	$6,295	$11,686	$11,240
Net increase (decrease) in net assets resulting from operations	$3	$7,048	$(7,254)	$9,787
Basic and diluted average weighted shares of common stock outstanding	16,288,544	16,569,406	16,295,290	13,444,704
Basic and diluted net investment income per share of common stock	$0.30	$0.38	$0.72	$0.84
Basic and diluted net increase (decrease) in net assets per share of common stock	*	$0.43	$(0.45)	$0.73

*Less than $0.005

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the six months ended June 30, 2016 and the year ended December 31, 2015 is provided in the following tables.

Issuance of Common Stock during the Six Months Ended June 30, 2016 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2016 distribution reinvestment	4/15/2016	46,058	452	—	—	$9.80 per share
Second quarter 2016 distribution reinvestment	6/16/2016	68,920	691	—	—	$10.03 per share
Total issuance		114,978	$1,143	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2015 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Public offering of common stock	3/27/2015	6,500,000	$94,575	$—	$847	$14.55 per share	(1)
First quarter 2015 dividend reinvestment	4/16/2015	29,234	390	—	—	$13.33 per share
Exercise of over-allotment option	4/24/2015	154,018	2,242	—	32	$14.55 per share	(1)
Second quarter 2015 dividend reinvestment	6/16/2015	34,761	449	—	—	$12.92 per share
Third quarter 2015 dividend reinvestment	9/16/2015	37,993	410	—	—	$10.80 per share
Fourth quarter 2015 dividend reinvestment	12/16/2015	88,079	999	—	—	$11.34 per share
Total issuance		6,844,085	$99,065	$—	$879

(1)

In connection with this offering, the Adviser paid the underwriters a supplemental payment of approximately $0.7 million, or $0.11 per share, which reflected the difference between the public offering price and the proceeds per share received by the Company in the offering.

During the fourth quarter of 2015, the Board authorized the repurchase of up to $25 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time.  The Company expects that the program will be in effect until the earlier of October 31, 2016, or until the approved dollar amount has been used to repurchase shares. The Company repurchased 190,242 shares and 466,220 shares of common stock for approximately $2.0 million and $5.6 million during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

Shares Repurchased during the Six Months Ended June 30, 2016 (dollars in thousands, except per share data)	Date	Number of Shares Repurchased	Approximate Dollar Value of Shares Repurchased	Average Price per Share
Shares Repurchased	5/12/2016 to 6/30/2016	190,242	$2,002	$ 10.52 per share
Total Shares Repurchased		190,242	$2,002

Shares Repurchased for the Year Ended December 31, 2015 (dollars in thousands, except per share data)	Date	Number of Shares Repurchased	Approximate Dollar Value of Shares Repurchased	Average Price per Share
Shares Repurchased	11/13/2015 to 12/23/2015	466,220	$5,552	$ 11.91 per share
Total Shares Repurchased		466,220	$5,552

The Company had 16,226,772 and 16,302,036 shares of common stock outstanding as of June 30, 2016 and December 31, 2015, respectively.

Note 11. Distributions

The Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under the Code, beginning with the Company’s taxable year ended December 31, 2014. In order to maintain its ability to be subject to tax as a RIC, among other things, the Company is required to distribute at least 90% of its net ordinary income and net realized short-term capital gains in excess of its net realized long-term capital losses, if any, to its stockholders. Additionally, to avoid a nondeductible 4% U.S. federal excise tax on certain of the Company’s undistributed income, the Company must distribute during each calendar year an amount at least equal to the sum of: (a) 98% of the Company’s ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which the Company’s capital gains exceed the Company’s capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by the Company to use its taxable year); and (c) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. For the tax years ended December 31, 2014 and 2015, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company do not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

The following table summarizes the Company’s cash distributions per share since March 5, 2014 (commencement of operations).

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

(1)	Represents a special dividend.
(2)

The amount of this initial dividend reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s condensed consolidated statements of operations during the three and six months ended June 30, 2016 and 2015, respectively. For the year ended December 31, 2015, total dividends of $1.44 per share were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for 2015 exceeded its distributions. As of December 31, 2015, the Company estimated it had approximately $1.7 million of remaining taxable earnings to distribute to stockholders. This “spillover” income was paid as part of the first quarter 2016 dividends.

Note 12. Subsequent Events

Distributions

On August 8, 2016, the Company announced that its Board declared a $0.36 per share distribution, payable on September 16, 2016, to stockholders of record on August 31, 2016.

Recent Portfolio Activity

From July 1, 2016, through August 8, 2016, the Company funded $5.0 million in debt investments and $150 thousand in equity investments. TPC’s direct originations platform entered into $27.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

          Dollar Shave Club announced its acquisition by Unilever for $1 billion, which is expected to result in an approximately $725,000 of realized gains and fees for the Company.

Walmart announced it agreed to acquire Jet.com for $3 billion of cash and $300 million of Walmart shares. Any realized gains and fees earned by the Company will be determined once further details are known.

Other

The Company submitted its management assessment questionnaire and supporting documentation as part of the Small Business Investment Company (“SBIC”) program application process. There is no assurance that the application for an SBIC license will be approved, or that, if approved, the Company will be able to draw up to the maximum amount of leverage funds available under the SBIC program.

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2014.

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

In February 2014, we entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements (“Credit Facility”). In August 2014, we amended the Credit Facility to increase the total commitments by $50.0 million to $200.0 million in aggregate. Effective as of a January 2016 amendment to the Credit Facility, which reduced the applicable margin by 0.5% and extended both the maturity date and the revolving period by two years, borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) 3.0% during the Credit Facility’s revolving period. The revolving period of the Credit Facility ends on February 21, 2018 and the maturity date of the Credit Facility is February 21, 2019.

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

As of June 30, 2016, we had 88 investments in 33 companies and our four largest portfolio companies represented approximately 41.6% of our portfolio investments. Our investments included 52 debt investments, 29 warrant investments, and seven direct equity investments. As of June 30, 2016, the total cost and fair value of these investments were approximately $301.2 million and approximately $299.6 million, respectively. As of June 30, 2016, one of our portfolio companies was publicly traded. At June 30, 2016, the 52 debt investments with an aggregate fair value of approximately $286.8 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 8.4%. Enterprise value of the portfolio company is estimated based on information available, including any information regarding the most recent rounds of capital raised by the portfolio company.

As of December 31, 2015, we had 85 investments in 34 companies and our four largest portfolio companies represented approximately 43.7% of our portfolio investments. Our investments included 47 debt investments, 31 warrant investments, and seven direct equity investments. The total cost and fair value of these investments were approximately $276.4 million and approximately $271.7 million, respectively. As of December 31, 2015, two of our portfolio companies were publicly traded. At December 31, 2015, the 47 debt investments with an aggregate fair value of approximately $259.6 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 19.2%. Excluding the debt investment to Intermodal Data, Inc. (due to its foreclosure agreement to purchase certain assets and assume the outstanding obligations - see further discussion in “Asset Quality” below), the weighted average loan to enterprise value at the time of underwriting ratio was approximately 8.6% as of December 31, 2015.

The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016
Investments by Type (dollars in thousands)	Cost	Fair Value	Number of Investments	Number of Companies
Debt investments	$290,321	$286,816	52	18
Warrants	7,440	8,763	29	29
Equity investments	3,474	4,070	7	7
Total Investments in Portfolio Companies	$301,235	$299,649	88	33	*

	As of December 31, 2015
Investments by Type (dollars in thousands)	Cost	Fair Value	Number of Investments	Number of Companies
Debt investments	$265,306	$259,585	47	18
Warrants	7,572	8,067	31	31
Equity investments	3,474	4,065	7	7
Total Investments in Portfolio Companies	$276,352	$271,717	85	34	*

*	Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Database Software	$42,502	14.2%
E-Commerce - Clothing and Accessories	37,124	12.4
Business Applications Software	33,175	11.1
Conferencing Equipment / Services	30,451	10.2
Network Systems Management Software	26,345	8.8
Wireless Communications Equipment	25,539	8.5
E-Commerce - Personal Goods	22,142	7.4
Financial Institution and Services	19,621	6.5
Biofuels / Biomass	15,923	5.3
Entertainment	10,420	3.5
Shopping Facilitators	10,383	3.5
Mixed Retailing	10,317	3.4
Security Services	10,017	3.3
Restaurant / Food Service	2,954	1.0
Software Development Tools	740	0.2
General Media and Content	544	0.2
Specialty Retailers	518	0.2
Travel and Leisure	298	0.1
Medical Device and Equipment	250	0.1
Multimedia / Streaming Software	166	0.1
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Business to Business Marketplace	40	*
Total investments in portfolio companies	$299,649	100.0%

	As of December 31, 2015
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Database Software	$42,096	15.5%
E-Commerce - Clothing and Accessories	30,806	11.3
Conferencing Equipment / Services	29,834	11.0
Network Systems Management Software	27,311	10.1
Wireless Communications Equipment	25,640	9.4
E-Commerce - Household Goods	21,385	7.9
Biofuels / Biomass	21,150	7.8
Business Applications Software	14,083	5.2
E-Commerce - Personal Goods	12,005	4.4
Financial Institution and Services	11,541	4.2
Data Storage	10,606	3.9
Entertainment	10,082	3.7
Travel and Arrangement / Tourism	7,078	2.6
Communications software	5,020	1.8
Software Development Tools	740	0.3
General Media and Content	712	0.3
Specialty Retailers	518	0.2
Medical Device and Equipment	426	0.2
Travel and Leisure	298	0.1
Multimedia / Streaming Software	166	0.1
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Business to Business Marketplace	40	*
Total investments in portfolio companies	$271,717	100.0%

*	less than 0.05%.

The following table presents the product type of our debt investments as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$273,205	95.3%
Equipment leases	10,323	3.6
Equipment loan	3,288	1.1
Total debt investments	$286,816	100.0%

	As of December 31, 2015
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$247,249	95.2%
Equipment leases	9,313	3.6
Equipment loan	3,023	1.2
Total debt investments	$259,585	100.0%

Approximately 19.6% and 18.0% of the debt investments in our portfolio as of June 30, 2016 and December 31, 2015, respectively, based on the aggregate fair value, consisted of growth capital loans where the borrower has a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien.

Investment Activity

During the three months ended June 30, 2016, we entered into commitments with two new customers totaling $35.0 million, funded six debt investments for approximately $22.4 million in principal value and acquired warrants representing approximately $0.7 million of value. During the six months ended June 30, 2016, we entered into commitments with five new customers totaling $125.0 million, funded fourteen debt investments for approximately $78.8 million in principal value and acquired warrants representing approximately $1.4 million of value. During the three months ended June 30, 2015, we entered into four new commitments with two new customers and two existing customers totaling $57.5 million, funded two debt investments for approximately $7.5 million in principal value, acquired warrants representing approximately $0.6 million of value, exercised warrants to equity with a cost basis of approximately $0.2 million in one company, and made an equity investment of approximately $0.5 million. During the six months ended June 30, 2015, we entered into four new commitments with two new customers and two existing customers totaling $57.5 million, funded three debt investments for approximately $17.5 million in principal value, acquired warrants representing approximately $0.9 million of value, exercised warrants to equity with a cost basis of approximately $0.2 million in one company, and made two equity investments of approximately $0.7 million.

During the three months ended June 30, 2016, there were no prepayments. During the six months ended June 30, 2016, two of our portfolio companies fully prepaid their outstanding principal of approximately $24.8 million and one of our portfolio companies made a partial prepayment of $5.0 million. During the three months ended June 30, 2015, we had full prepayments from three of our portfolio companies for approximately $46.9 million in principal value. During the six months ended June 30, 2015, we had full prepayments from four of our portfolio companies for approximately $56.9 million in principal value.

During the three months ended June 30, 2016, HouseTrip Limited merged with TripAdvisor, Inc. We recovered approximately $1.2 million in principal value on its loan that had a principal balance of approximately $6.9 million. We realized a loss of approximately $6.1 million in the three months ended June 30, 2016 which was recognized as unrealized losses in the previous quarters.  The net realized and unrealized loss on this loan this quarter was zero. During the three months ended June 30, 2016, Intermodal Data, Inc. ceased operations. We expect to recover approximately $0.1 million from liquidation on its loan that had a principal balance of approximately $17.5 million.  We realized a loss of approximately $14.4 million during the three months ended June 30, 2016, of which $8.6 million was recognized as unrealized losses in the previous quarters.  The net realized and unrealized loss on this loan this quarter was $5.8 million.

Total portfolio investment activity as of and for the three and six months ended June 30, 2016 and 2015 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Beginning portfolio at fair value	$282,757	$251,714	$271,717	$257,971
New debt investments	21,910	7,300	77,273	16,909
Principal payments received on investments	(1,504)	(5,895)	(4,125)	(11,634)
Early pay-offs	(1,298)	(46,881)	(31,115)	(56,881)
Accretion of debt investment fees	1,730	168	2,525	2,101
New warrants	683	595	1,343	494
New equity investments	—	500	—	750
Payment-in-kind coupon	328	—	968	—
Net realized losses on investments	(21,336)	—	(21,987)	(317)
Net unrealized gains (losses) on investments	16,379	753	3,050	(1,139)
Ending portfolio at fair value	$299,649	$208,254	$299,649	$208,254

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three and six months ended June 30, 2016 and 2015.

Commitments and Fundings Since Acquisition of Initial Portfolio	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Debt Commitments
New customers	$35,000	$25,000	$125,000	$25,000
Existing customers	—	7,500	—	7,500
Previous customers	—	25,000	—	25,000
Total	$35,000	$57,500	$125,000	$57,500

Funded Debt Investments	$22,437	$7,500	$78,805	$17,500

Equity Investments	$—	$500	$—	$750

Non-Binding Term Sheets	$35,000	$62,000	$108,000	$134,500

On June 30, 2016, we acquired $70.0 million in face value of U.S. Treasury bills which were sold on July 5, 2016. On December 31, 2015, we acquired $70.0 million in U.S. Treasury bills which were sold on January 5, 2016. The purchase and sale of U.S. Treasury bills were done to efficiently meet certain diversification tests.

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

As of June 30, 2016 and December 31, 2015, the weighted average investment ranking of our debt investment portfolio was 2.06 and 2.23, respectively. During the three months ended June 30, 2016, there were three changes within the credit categories. We upgraded the debt investment to one borrower with a principal balance of $10.0 million from White (2) to Clear (1). We downgraded the debt investments to one borrower with a principal balance of approximately $38.4 million from Clear (1) to White (2). We downgraded the debt investments to KnCMiner AB with a principal balance of approximately $5.6 million from Yellow (3) to Orange (4). In addition, one borrower was added to White (2) in conjunction with new fundings, and one borrower rated Red (5) and one borrower rated Orange

(4) were removed in conjunction with termination of their outstanding obligations. The following table shows the credit rankings for the portfolio companies that had outstanding obligations to us as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$40,140	14.0%	2
White (2)	205,323	71.6	13
Yellow (3)	26,345	9.2	1
Orange (4)	15,008	5.2	2
Red (5)	—	—	—
	$286,816	100.0%	18

	As of December 31, 2015
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$43,711	16.9%	2
White (2)	160,988	62.0	12
Yellow (3)	7,078	2.7	1
Orange (4)	47,808	18.4	3
Red (5)	—	—	—
	$259,585	100.0%	18

Results of Operations

Operating results for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015.

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

For the three months ended June 30, 2016, our net increase in net assets resulting from operations was approximately $3 thousand, which was comprised of approximately $5.0 million of net investment income and approximately $5.0 million of net realized and unrealized losses. On a per share basis, net investment income was $0.30 per share and the net increase in net assets from operations was approximately $0.00 per share. Our core net investment income for the three months ended June 30, 2016 was approximately $5.0 million, or $0.30 per share (please refer to the reconciliation of net investment income to core net investment income below). For the three months ended June 30, 2015, our net increase in net assets resulting from operations was approximately $7.1 million, which was comprised of approximately $6.3 million of net investment income and approximately $0.8 million of net unrealized gains. On a per share basis, net investment income was $0.38 per share and the net increase in net assets from operations was $0.43 per share. Our core investment income for the three months ended June 30, 2015 was approximately $6.3 million, or $0.38 per share.

Our investment and other income during the three months ended June 30, 2016 was approximately $2.2 million less than our investment and other income during the three months ended June 30, 2015 primarily due to there being no prepayments during the 2016 period and less income related to terminations and expirations of unfunded commitments and other income. Operating expenses decreased by approximately $0.9 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to not incurring an incentive fee in the 2016 period. Interest expense during the three months ended June 30, 2016 was approximately $0.7 million greater than during the three months ended June 30, 2015, primarily as the result of our issuance of 2020 Notes in the second half of 2015, partially offset by lower balances drawn on our credit facility. Expenses due to our administration agreement (the “Administration Agreement”) with TPVG Administrator LLC (the “Administrator”) and general and administrative expenses during the three months ended June 30, 2016 were approximately $0.1 million greater than during the three months ended June 30, 2015, primarily due to increased costs due to administering loans. Net investment income and core net investment income during the three months ended June 30, 2016 were approximately $1.3 million less than during the three months ended June 30, 2015, as the decrease in investment and other income was only partially offset by the decrease in operating expenses. Our net increase in net assets resulting from operations during the three months ended June 30, 2016 was approximately $7.0 million less than during the three months ended June 30, 2015, as our net realized and unrealized losses during the 2016 period were approximately $5.7 million greater than the net realized and unrealized gains reported during the 2015 period.

Operating results for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

For the six months ended June 30, 2016, our net decrease in net assets resulting from operations was approximately $7.3 million, which was comprised of approximately $11.7 million of net investment income and approximately $19.0 million of net realized and unrealized losses. On a per share basis, net investment income was $0.72 per share and the net decrease in net assets from operations was $0.45 per share. Our core net investment income for the six months ended June 30, 2016 was approximately $11.7 million, or $0.72 per share (please refer to the reconciliation of net investment income to core net investment income below). For the six months ended June 30, 2015, our net increase in net assets resulting from operations was approximately $9.8 million, which was comprised of approximately $11.2 million of net investment income and approximately $1.4 million of net realized and unrealized losses. On a per share basis, net investment income was $0.84 per share and the net increase in net assets from operations was $0.73 per share. Our core investment income for the six months ended June 30, 2015 was approximately $10.9 million, or $0.81 per share.

Our investment and other income during the six months ended June 30, 2016 was approximately $0.9 million less than during the six months ended June 30, 2015, primarily due to lower other income relating to expirations and terminations of unfunded commitments and lower prepayment activity. Operating expenses decreased by approximately $1.4 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to not incurring an incentive fee in the 2016 period. Interest expense during the six months ended June 30, 2016 was approximately $0.9 million greater than during the six months ended June 30, 2015, primarily as the result of our issuance of 2020 Notes in the second half of 2015, partially offset by lower balances drawn on our credit facility. Administrative agreement and general and administrative expenses during the six months ended June 30, 2016 were approximately $0.1 million greater than during the six months ended June 30, 2015, primarily due to increased costs due to administering loans. Net investment income and core net investment income during the six months ended June 30, 2016 were approximately $0.4 million greater and $0.7 million greater, respectively, than during the six months ended June 30, 2015, as the decrease in investment and other income was more than offset by the decrease in operating expenses. Our net decrease in net assets resulting from operations during the six months ended June 30, 2016 was approximately $17.0 million more than during the six months ended June 30, 2015, as our net realized and unrealized losses during the 2016 period were approximately $17.5 million greater than the net realized and unrealized losses reported during the 2015 period.

The table below presents our statements of operations for the three and six months ended June 30, 2016 and 2015.

Net Increase in Net Assets	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
Investment and Other Income
Interest income from investments	$9,282	$10,487	$20,007	$19,648
Other income
Expirations / terminations of unfunded commitments	71	727	425	1,338
Other fees	52	392	52	428
Total Investment and Other Income	9,405	11,606	20,484	21,414

Operating Expenses
Base management fee	1,335	1,404	2,700	2,563
Income incentive fee	—	1,575	—	2,737
Capital gains incentive fee	—	6	—	(290)
Interest expense and amortization of fees	1,903	1,194	3,697	2,838
Administration agreement expenses	398	406	795	777
General and administrative expenses	811	726	1,606	1,549
Total Operating Expenses	4,447	5,311	8,798	10,174

Net investment income	4,958	6,295	11,686	11,240

Net realized and unrealized gains (losses) on investments
Net realized losses on investments	(21,336)	—	(21,987)	(317)
Net change in unrealized gains (losses) on investments	16,381	753	3,047	(1,136)
Net realized and unrealized gains (losses) on investments	(4,955)	753	(18,940)	(1,453)

Net Increase (Decrease) in Net Assets Resulting from Operations	$3	$7,048	$(7,254)	$9,787

Net investment income per share	$0.30	$0.38	$0.72	$0.84
Net increase (decrease) in net assets per share	$ *	$0.43	$(0.45)	$0.73
Core net investment income per share	$0.30	$0.38	$0.72	$0.81
Weighted average shares of common stock outstanding	16,288,544	16,569,406	16,295,290	13,444,704

*less than $0.005 per share

The table below reconciles generally accepted accounting principles in the United States ("GAAP”) net income to core net investment income for the three and six months ended June 30, 2016 and 2015.

Net Investment Income and Core Net Investment Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
Net Investment Income	$4,958	$6,295	$11,686	$11,240
Capital gains incentive fee	—	6	—	(290)
Core Net Investment Income	$4,958	$6,301	$11,686	$10,950

Net Investment Income per Share	$0.30	$0.38	$0.72	$0.84
Capital gains incentive fee per share	—	*	—	(0.03)
Core Net Investment Income per Share	$0.30	$0.38	$0.72	$0.81

*less than $0.005 per share

Core net investment income, unlike GAAP net investment income, excludes accrued, but unearned, capital gains incentive fees. We believe an important measure of the investment income that we will be required to distribute each year is core net investment income as capital gains incentive fees are accrued based on unrealized gains but are not earned until realized gains occur. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. No capital gains incentive fee was earned or was payable during the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, we reported approximately $0.8 million in unrealized capital gains and $1.1 million in unrealized capital losses, respectively. We accrued approximately $6 thousand of capital gains incentive fee during the three months ended June 30, 2015 based on cumulative realized and unrealized gains as of June 30, 2015. We reversed previously accrued capital gains incentive fees of approximately $0.3 million during the three months ended March 31, 2015, resulting in a net reversal of $0.3 million of capital gains incentive fees during the six months ended June 30, 2015.

Investment income includes interest income on our debt investments utilizing the effective yield method and includes cash interest income as well as the amortization of purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three and six months ended June 30, 2016, investment income totaled approximately $9.4 million and $20.4 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 13.2% and 14.4%, respectively. For the three and six months ended June 30, 2015, investment income totaled approximately $10.5 million and $19.7 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 17.9% and 16.2%, respectively.

The weighted average portfolio yield on debt investments is dependent on fundings and the performance of our loans, including prepayments. During the three months ended June 30, 2016, we had no prepayments. During the six months ended June 30, 2016, two of our portfolio companies fully prepaid their outstanding principal of approximately $24.8 million and one of our portfolio companies made a partial prepayment of $5.0 million. The weighted average portfolio yield on debt investments, excluding the impact of prepayments, was approximately 13.2% and 13.7%, for the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2015, we had prepayment of approximately $46.9 million and $56.9 million, respectively, in principal value. The weighted average portfolio yield on debt investments, excluding the impact of prepayments, was approximately 14.3% and 14.4%, for the three and six months ended June 30, 2015, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Portfolio Yield (1)	2016	2015	2016	2015
Weighted average portfolio yield on debt investments	13.2%	17.9%	14.4%	16.2%
Coupon income	10.1%	10.6%	10.3%	10.8%
Accretion of discount	0.8%	0.6%	0.8%	0.6%
Accretion of end-of-term payments	2.3%	3.1%	2.6%	3.0%
Impact of prepayments during the period	0.0%	3.6%	0.7%	1.8%

(1)

The yields for periods shown are the annualized rates of interest income or the components of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

Our weighted average annualized portfolio yield on debt investments may be higher than an investor’s yield on an investment in shares of our common stock. Our weighted average annualized portfolio yield on debt investments does not reflect operating expenses that may be incurred by us.

For the three and six months ended June 30, 2016, the Company recognized other income of approximately $0.1 million and $0.5 million, respectively, consisting of approximately $81 thousand and $0.4 million, respectively, from the expiration or termination of unfunded commitments, and approximately $52 thousand in each period from amortization of certain fees and miscellaneous income. For the three and six months ended June 30, 2015, the Company recognized other income of approximately $1.1 million and $1.7 million, respectively, consisting of approximately $0.7 million and $1.3 million, respectively, from the expiration or termination of unfunded commitments, and approximately $0.4 million in each period from amortization of certain fees and miscellaneous income.

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

During the three months ended June 30, 2016, the net realized losses and net change in unrealized gains were approximately $5.0 million primarily as a result of one obligor ceasing operations during this period. The net losses consisted of approximately $21.3 million of realized losses: approximately $20.5 million from two debt investments and approximately $0.8 million from four warrants as the result of acquisitions of three obligors and the ceasing of operations of one company. A majority of these losses (approximately $15.5 million) were recognized as unrealized losses in prior quarters which were reversed this quarter, which was the primary reason for the unrealized gains of $16.3 million recognized this quarter.

During the six months ended June 30, 2016, the net realized losses and net change in unrealized gains were approximately $18.9 million.  The net losses included approximately $22.0 million of realized losses: approximately $20.5 million from two debt investments and approximately $1.5 million from seven warrants as a result of the acquisitions of four obligors, one warrant expiring out-of-the money and the ceasing of operations of one company. These events were partially reflected in unrealized losses recorded prior to the current year and the reversal of previously recognized unrealized losses was approximately $5.1 million. This was partially offset by other unrealized losses on debt investments (approximately $1.8 million) and warrant and equity investments (approximately $0.2 million) resulting in approximately $3.1 million of net unrealized gains recorded during the six months ended June 30, 2016.

During the three months ended June 30, 2015, the net change in unrealized gains was approximately $0.8 million, primarily from the increase in fair values on warrant and equity investments. During the six months ended June 30, 2015, the net change in realized and unrealized losses was approximately $1.5 million, consisting of approximately $0.3 million of realized losses on warrants and approximately $1.2 million of unrealized losses. Net changes in unrealized losses consisted of approximately $3.3 million of net unrealized losses on debt investments, partially offset by approximately $2.1 million of net unrealized gains on warrant and equity investments.

Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

The table below summarizes our return on average total assets and return on average net asset value for the three and six months ended June 30, 2016 and 2015.

Returns on Net Asset Value and Total Assets	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net investment income	$4,958	$6,295	$11,686	$11,240
Net increase (decrease) in net assets	3	7,048	(7,254)	9,787

Average net asset value (1)	218,365	239,823	225,989	195,928
Average total assets (1)	319,257	307,118	318,315	299,002

Net investment income to average net asset value (2)	9.1%	10.5%	10.4%	11.6%
Net increase (decrease) in net assets to average net asset value (2)	*	11.8%	(6.5)%	10.1%

Net investment income to average total assets (2)	6.2%	8.3%	7.4%	7.5%
Net increase (decrease) in net assets to average total assets (2)	*	9.2%	(4.6)%	6.6%

(1)	The average net asset values and the average total assets are computed based on daily balances.
(2)	Percentage is presented on an annualized basis.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes are considered to be our critical accounting policies and estimates. These have been disclosed under “Significant Accounting Policies” in the notes to consolidated financial statements described in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 14, 2016. We have not made any changes to the policy in the three and six months ended June 30, 2016 as disclosed in our notes to the condensed consolidated financial statements in this Form 10-Q.

Liquidity and Capital Resources

During the six months ended June 30, 2016, cash used by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “-Results of Operations,” was approximately $36.9 million and cash provided by financing activities was approximately $21.3 million due to $35.0 million of borrowings under our Credit Facility, partially offset by approximately $10.6 million in dividend distribution, approximately $2.0 million in repurchase of common stock and approximately $1.1 million in payments of Credit Facility costs, which are deferred and expensed over the term of the Credit Facility. As of June 30, 2016, cash, including restricted cash, was approximately $20.1 million.

For the six months ended June 30, 2015, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “-Results of Operations,” was approximately $25.3 million and cash provided by financing activities, including net proceeds from issuance of common stock and net repayment of borrowings, was approximately $29.8 million. As of June 30, 2015, cash, including restricted cash, was approximately $97.4 million.

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

Contractual Obligations

In February 2014, we entered into our Credit Facility with Deutsche Bank, acting as administrative agent, and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements. In August 2014, we amended our Credit Facility to increase the total commitments available there-under by $50.0 million to $200.0 million in aggregate. Effective as of a January 2016 amendment to the Credit Facility, which reduced the applicable margin by 0.5% and extended both the maturity date and the revolving period by two years, borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) 3.0% during the Credit Facility’s revolving period. The revolving period of the Credit Facility ends on February 21, 2018 and the maturity date of the Credit Facility is February 21, 2019.

As of June 30, 2016 and December 31, 2015, we had outstanding borrowings of $53.0 million and $18.0 million, respectively, under our Credit Facility, which is included in the condensed consolidated statements of assets and liabilities. We had $147.0 million and $182.0 million of remaining capacity on our Credit Facility as of June 30, 2016 and December 31, 2015, respectively.

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

The tables below provide a summary of when payments are due under our Credit Facility and 2020 Notes as of June 30, 2016 and December 31, 2015.

Payments Due By Period	As of June 30, 2016
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$53,000	$—	$53,000	$—	$—
2020 Notes	54,625	—	—	54,625	—
Total	$107,625	$—	$53,000	$54,625	$—

Payments Due By Period	As of December 31, 2015
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$18,000	$—	$18,000	$—	$—
2020 Notes	54,625	—	—	54,625	—
Total	$72,625	$—	$18,000	$54,625	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of June 30, 2016 and December 31, 2015, our unfunded commitments to ten companies and twelve companies, respectively, totaled approximately $164.5 million and $190.0 million, respectively. The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments (dollars in thousands)	As of June 30, 2016	As of December 31, 2015
Dependent on milestones	$100,000	$50,000

Expiring during:
2016	75,500	164,961
2017	89,000	25,000

Growth capital loans	164,500	185,750
Equipment leases	—	4,211

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

The fair value at the inception of the agreement of the delay draw credit agreements with our customers is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of June 30, 2016 and December 31, 2015, the fair value for these unfunded commitments totaled approximately $2.1 million and $1.1 million, respectively, and was included in “other accrued expenses and liabilities” in our condensed consolidated statements of assets and liabilities.

As of June 30, 2016, we had a payable of approximately $70.0 million in face value due July 5, 2016, for the acquisition of U.S. Treasury bills. On July 5, 2016, we sold the U.S. Treasury bills and settled the payable in full. As of December 31, 2015, we had a payable of approximately $70.0 million due January 5, 2016, for the acquisition of U.S. Treasury bills. On January 5, 2016, we sold the U.S. Treasury bills and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received during the three months ended June 30, 2016. As of June 30, 2016 and December 31, 2015, the outstanding obligations totaled approximately $1.6 million and $3.1 million, respectively.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2016 and December 31, 2015, our off-balance sheet arrangements consisted of approximately $164.5 million and $190.0 million, respectively, of unfunded commitments, of which approximately $100.0 million and $50.0 million, respectively, was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements with our customers contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company.

The table below provides our unfunded commitments by customer as of June 30, 2016 and December 31, 2015.

Unfunded Commitments (dollars in thousands)	As of June 30, 2016	As of December 31, 2015
Birchbox, Inc.	$—	$15,000
Birst, Inc.	5,500	22,500
CipherCloud, Inc.	—	25,000
Dollar Shave Club, Inc.	20,000	20,000
Farfetch UK Limited	15,000	—
FinancialForce.com, Inc.	30,000	—
Forgerock, Inc.	5,000	—
HouseTrip Limited	—	250
Jasper Technologies, Inc.	—	20,000
Jet.com	40,000	—
MapR Technologies, Inc. (Equipment Lease)	—	2,936
MapR Technologies, Inc.	20,000	20,000
Medallia, Inc.	—	20,000
Munchery, Inc.	2,000	—
Optoro, Inc.	25,000	25,000
Rent the Runway, Inc.	2,000	8,000
Simplivity Corporation (Equipment Lease)	—	1,275
WorldRemit Ltd.	—	10,000
Total	$164,500	$189,961

 Dividends and Distributions

We have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as a RIC under the Code, beginning with our taxable year ended December 31, 2014. In order to maintain our ability to be subject to tax as a RIC, among other things, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. Additionally, to avoid a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2014 and 2015, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

To the extent our earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders. Our Adviser monitors available taxable earnings, including net investment income and realized capital gains, to determine if a return of capital may occur for the year. The tax character of distributions will be determined at the end of the taxable year. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year.

The following table summarizes our cash distributions per share since March 5, 2014 (commencement of operations).

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

(1)	Represents a special dividend.

(2)    The amount of this initial dividend reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 through March 31, 2014.

For the three months ended June 30, 2016 and for the year ended December 31, 2015, dividends paid were comprised of interest-sourced dividends (qualified interest income) in amounts equal to 97.7% and 95.1% of total dividends paid, respectively.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into an investment advisory agreement, dated February 18, 2014, with our Adviser. Certain of our officers are also principals of the Adviser.
•

We have entered into an Administration Agreement, dated February 18, 2014, with our Administrator. Pursuant to the terms of the Administration Agreement, our Administrator provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Certain of our officers are also principals of the Administrator.

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

Recent Developments

Distributions

On August 8, 2016, we announced that our Board declared a $0.36 per share distribution, payable on September 16, 2016, to stockholders of record on August 31, 2016.

Recent Portfolio Activity

From July 1, 2016, through August 8, 2016, the Company funded $5.0 million in debt investments and $150 thousand in equity investments. TPC’s direct originations platform entered into $27.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

           Dollar Shave Club announced its acquisition by Unilever for $1 billion, which is expected to result in an approximately $725,000 of realized gains and fees for us.

Walmart announced it agreed to acquire Jet.com for $3 billion of cash and $300 million of Walmart shares. Any realized gains and fees earned by us will be determined once further details are known.

Other

We submitted our management assessment questionnaire and supporting documentation as part of the Small Business Investment Company (“SBIC”) program application process. There is no assurance that the application for an SBIC license will be approved, or that, if approved, we will be able to draw up to the maximum amount of leverage funds available under the SBIC program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings and in the relative values of our portfolio that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a change in market interest rates will not have a material adverse effect on our net investment income. Because a majority of our loans in our existing portfolio, as of June 30, 2016, have a fixed interest rate, the fair values of these loans may fluctuate from changes in market interest rates.

As of June 30, 2016, a majority of the debt investments (approximately 62%) in our debt investment portfolio bore interest at fixed rates with approximately $108.3 million in principal balance of loans outstanding subject to floating interest rates, all of which have interest rate floors and some of them have interest rate caps for a limited period. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Credit Facility bears interest at a floating rate. Our 2020 Notes bear interest at a fixed rate. As of June 30, 2016, our floating rate borrowings totaled $53.0 million, so an increase in interest rates would currently benefit us as we would generate additional interest income in excess of the additional interest expense. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2016 condensed consolidated statement of assets and liabilities.

Change in Interest Rates (dollars in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$2,856	$(1,617)	$1,239
Up 200 basis points	$1,918	$(1,078)	$840
Up 100 basis points	$979	$(539)	$440
Up 50 basis points	$510	$(269)	$241
Down 25 basis points	$(275)	$135	$(140)

This analysis is indicative of the potential impact on our investment income as of June 30, 2016, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2016, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

     Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, our Adviser and our Administrator are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, our Adviser or our Administrator. From time to time, we, our Adviser or our Administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Dividend Reinvestment Plan

During the three months ended June 30, 2016, we issued 114,978 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended June 30, 2016 was approximately $1.1 million.  Other than shares issued under our dividend reinvestment plan during the three months ended June 30, 2016, we did not sell any unregistered equity securities.

(b)	Stock Repurchase Plan

In October 2015, our Board authorized the repurchase of up to $25 million of our common stock at prices below our net asset value per share as reported in our most recent financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time.  Any repurchases by us will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934 and any applicable requirements of the Investment Company Act of 1940. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.  We expect that the program will be in effect until the earlier of October 31, 2016, and when the approved dollar amount has been used to repurchase shares. During the three months ended June 30, 2016, we repurchased 190,242 shares of common stock at an average price of $10.52 per share resulting in approximately $2.0 million. The following table outlines repurchases of our common stock that we made during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value (or Maximum Number) of Shares that May Yet Be Purchased Under the Program (dollars in thousands)
May 1, 2016 to May 31, 2016	83,088	$10.37	83,088	$18,587
June 1, 2016 to June 30, 2016	107,154	$10.64	107,154	$17,447
Total	190,242		190,242

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement (1)
3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate (3)

11.1	Computation of Per Share Earnings (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

(4)	Included in the notes to the financial statements contained in this Report.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: August 8, 2016	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 8, 2016	By:	/s/ Harold F. Zagunis
Harold F. Zagunis, Chief Financial Officer (Principal Financial and Accounting Officer)