Form 10-Q
period 2016-09-30
TriplePoint Venture Growth BDC Corp.
filed 2016-11-07
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of November 4, 2016 was 15,957,555.

TriplePoint Venture Growth BDC Corp.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Investments at fair value (amortized cost of $306,581 and $276,352, respectively)	$308,857	$271,717
Short-term investments at fair value (cost of $79,837 and $69,998, respectively)	79,829	69,995
Cash	14,497	32,451
Restricted cash	6,265	6,028
Deferred credit facility costs	1,983	1,559
Prepaid expenses and other assets	2,915	573
Total Assets	414,346	382,323

Liabilities
Revolving Credit Facility	57,000	18,000
2020 Notes, net	53,194	52,910
Payable for U.S. Treasury bill assets	79,837	69,998
Base management fee payable	1,376	1,375
Income incentive fee payable	1,568	1,453
Accrued capital gains incentive fee	—	—
Payable to directors and officers	60	72
Other accrued expenses and liabilities	6,919	6,869
Total Liabilities	199,954	150,677
Commitments and Contingencies (Note 7)
Net Assets	$214,392	$231,646

Preferred stock, par value $0.01 per share (50,000,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and December 31, 2015)	$—	$—
Common stock, par value $0.01 per share (450,000,000 shares authorized; 15,957,555 and 16,302,036 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	160	163
Paid-in capital in excess of par value	231,248	235,205
Net investment income	52,948	34,767
Accumulated net realized losses on investments	(21,223)	(317)
Accumulated net unrealized gains (losses) on investments	2,268	(4,638)
Distributions	(51,009)	(33,534)
Net Assets	$214,392	$231,646

Net Asset Value per Share	$13.44	$14.21

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income
Interest income from investments	$11,207	$9,184	$31,214	$28,832
Other income
Expirations / terminations of unfunded commitments	1,133	45	1,558	1,383
Other fees	162	16	214	444
Total investment and other income	12,502	9,245	32,986	30,659

Operating Expenses
Base management fee	1,376	1,490	4,076	4,053
Income incentive fee	1,568	170	1,568	2,907
Capital gains incentive fee	—	209	—	(81)
Interest expense and amortization of fees	2,036	1,656	5,733	4,494
Administration agreement expenses	395	417	1,190	1,194
General and administrative expenses	632	632	2,238	2,181
Total Operating Expenses	6,007	4,574	14,805	14,748

Net investment income	6,495	4,671	18,181	15,911

Net realized and unrealized gains (losses) on investments
Net realized gains (losses) on investments	1,081	—	(20,906)	(317)
Net change in unrealized gains (losses) on investments	3,859	1,044	6,906	(92)
Net realized and unrealized gains (losses) on investments	4,940	1,044	(14,000)	(409)

Net Increase in Net Assets Resulting from Operations	$11,435	$5,715	$4,181	$15,502

Basic and diluted net investment income per share	$0.40	$0.28	$1.12	$1.10
Basic and diluted net increase in net assets per share	$0.71	$0.34	$0.26	$1.07
Basic and diluted weighted average shares of common stock outstanding	16,090,942	16,648,379	16,226,677	14,524,330

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(dollars in thousands, except share data)

	Shares of Common Stock	Total Net Assets
Balance as of January 1, 2015	9,924,171	$144,979
Net increase in net assets resulting from operations	—	15,502
Distributions	—	(15,543)
Common stock issuance, net	6,756,006	97,187
Balance as of September 30, 2015	16,680,177	$242,125

Balance as of January 1, 2016	16,302,036	$231,646
Net increase in net assets resulting from operations	—	4,181
Distributions	—	(17,475)
Common stock issuance, net	141,505	1,416
Acquisition of common stock under repurchase plan	(485,986)	(5,376)
Balance as of September 30, 2016	15,957,555	$214,392

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$4,181	$15,502
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(93,805)	(70,637)
Purchase of short-term investments, net	(9,839)	(9,998)
Principal payments and proceeds from investments	46,773	71,281
Payment-in-kind interest on investments	(1,284)	—
Net change in unrealized (gains) losses on investments	(6,906)	92
Realized losses on investments	20,906	317
Amortization and accretion of premiums and discounts, net	(1,596)	(1,290)
Accretion of end-of-term payments, net of prepayments	(3,225)	(3,923)
Amortization of deferred credit facility and 2020 Notes issuance costs	940	1,055
Change in restricted cash	(237)	4,544
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	9,839	9,998
Prepaid expenses and other assets	(340)	(228)
Base management fee payable	1	(415)
Income incentive fee payable	115	(2,180)
Accrued capital gains incentive fee	—	(81)
Payable to directors and officers	(12)	(38)
Other accrued expenses and liabilities	50	(4,088)
Net cash provided (used in) by operating activities	(34,439)	9,911

Cash Flows from Financing Activities:
Borrowings (repayments) under revolving credit facility, net	39,000	(104,000)
Repurchase of common stock	(5,376)	—
Distributions, net	(16,059)	(14,293)
Deferred credit facility costs	(1,080)	(503)
Net proceeds from issuance of 2020 Notes	—	52,931
Net proceeds from issuance of common stock	—	95,937
Net cash provided by financing activities	16,485	30,072

Net change in cash	(17,954)	39,983
Cash at beginning of period	32,451	6,906
Cash at end of period	$14,497	$46,889

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued and deferred shelf registration costs	$—	$262
Accrued 2020 Notes issuance costs	$—	$172
Distributions reinvested	$1,416	$1,250
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$4,615	$2,917

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of September 30, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
Birchbox, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (10.00% interest rate, 8.00% EOT payment)	$5,000	$5,064	$5,053	2/28/2019
		Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)	5,000	5,078	5,017	2/28/2019
		Growth Capital Loan (10.25% interest rate, 8.00% EOT payment)	10,000	10,007	10,023	7/31/2019
Birchbox, Inc. Total			20,000	20,149	20,093
Birst, Inc.	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	10,000	10,056	10,058	11/30/2017
		Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	15,000	14,870	14,865	3/31/2019
		Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	2,000	1,978	1,978	6/30/2019
Birst, Inc. Total			27,000	26,904	26,901
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (13.50% interest rate, 20.45% EOT payment)	5,475	6,159	6,235	9/30/2017
Farfetch UK Limited (1) (3)	Shopping Facilitators	Growth Capital Loan (Prime + 8.25% interest rate, 9.00% EOT payment)	10,000	9,903	10,311	3/31/2020
		Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	5,000	4,972	4,973	1/31/2020
Farfetch UK Limited Total			15,000	14,875	15,284
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	10,000	9,995	10,012	9/30/2019
		Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	5,000	4,903	4,904	2/29/2020
Forgerock, Inc. Total			15,000	14,898	14,916
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Conferencing Equipment / Services	Growth Capital Loan (11.25% interest rate, 2.85% EOT payment)	30,000	29,305	29,985	9/30/2019
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (13.00% interest rate, 9.00% EOT payment)	15,000	16,061	15,993	11/30/2017

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
KnCMiner AB (1) (3) (8)	Financial Institution and Services	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	$3,758	$3,809	$3,231	6/30/2018
		Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	1,798	1,795	1,546	6/30/2018
KnCMiner AB Total			5,556	5,604	4,777
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate, 10.00% EOT payment)	3,064	3,118	3,169	9/30/2018
		Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	143	143	144	1/31/2019
		Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	1,417	1,417	1,422	6/30/2019
MapR Technologies, Inc. Total			4,624	4,678	4,735
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	9,500	10,162	9,808	6/30/2017
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (11.50% interest rate, 13.42% EOT payment)	684	804	775	6/30/2017
		Growth Capital Loan (11.50% interest rate, 13.69% EOT payment)	1,475	1,713	1,659	6/30/2017
		Growth Capital Loan (13.00% interest rate, 15.50% EOT payment)	2,000	2,203	2,225	8/31/2017
		Growth Capital Loan (13.00% interest rate, 16.00% EOT payment)	5,000	5,474	5,531	11/30/2017
		Growth Capital Loan (13.00% interest rate, 16.50% EOT payment)	5,000	5,431	5,501	2/28/2018
		Growth Capital Loan (13.00% interest rate, 11.61% EOT payment)	4,115	4,477	4,511	6/30/2017
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	46	47	47	10/31/2016
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	55	55	56	3/31/2017
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	10	10	10	6/30/2017
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	7	7	7	7/31/2017
ModCloth, Inc. Total			18,392	20,221	20,322

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Munchery, Inc.	Restaurant / Food Service	Growth Capital Loan (Prime + 7.00% interest rate, 6.75% EOT payment)	$3,000	$2,940	$2,943	6/30/2019
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	10,000	10,043	10,215	11/30/2018
		Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	6,000	5,929	5,953	6/30/2019
Rent the Runway, Inc. Total			16,000	15,972	16,168
SimpliVity Corporation	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	7,000	7,187	7,234	6/30/2018
		Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	3,000	3,053	3,074	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	7,000	7,121	7,191	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	3,000	3,034	3,068	12/31/2018
		Growth Capital Loan (12.75% interest rate, 9.50% EOT payment)	10,000	10,079	10,126	1/31/2019
		Equipment Lease (6.75% interest rate, 10.00% EOT payment) (1)	3,068	3,068	3,074	12/31/2018
		Equipment Lease (6.75% interest rate, 7.50% EOT payment) (1)	2,192	2,192	2,198	6/30/2018
		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	1,433	1,433	1,436	12/31/2018
		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	960	960	962	2/28/2019
		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	58	58	58	3/31/2019
		Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	4,827	4,826	4,825	9/30/2018
SimpliVity Corporation Total			42,538	43,011	43,246

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	$5,000	$5,000	$4,993	4/4/2020
		Growth Capital Loan (5.00% interest rate) (5)	20,897	20,897	17,976	4/4/2021
		Growth Capital Loan (5.00% interest rate) (5)	5,014	5,014	4,098	4/4/2021
Virtual Instruments Corporation Total			30,911	30,911	27,067
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,030	5,021	12/31/2018
		Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,905	4,937	6/30/2019
		Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,896	4,937	6/30/2019
WorldRemit Limited Total			15,000	14,831	14,895
Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 12.04% EOT payment)	1,330	1,652	1,662	12/31/2016
		Growth Capital Loan (Prime + 10.25% interest rate, 13.01% EOT payment)	2,925	3,471	3,516	12/31/2016
		Growth Capital Loan (Prime + 10.25% interest rate, 13.75% EOT payment)	3,425	3,918	3,933	3/31/2017
		Growth Capital Loan (Prime + 10.25% interest rate, 15.82% EOT payment)	9,639	10,284	10,086	12/31/2017
Xirrus, Inc. Total			17,319	19,325	19,197
Total Debt Investments			$290,315	$296,006	$292,565

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2016

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	$112	$74
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	60,052	690	1,421
Birst, Inc.	Business Applications Software	Preferred Stock	428,491	129	548
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	4
Eero, Inc. (2)	Wireless Communications Equipment	Preferred Stock	35,446	80	80
Farfetch UK Limited (1) (3)	Shopping Facilitators	Preferred Stock	24,587	104	120
FinancialForce.com, Inc. (2)	Business Applications Software	Preferred Stock	195,170	508	508
Forgerock, Inc.	Security Services	Preferred Stock	97,996	155	203
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Conferencing Equipment / Services	Preferred Stock	276,807	612	574
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77	—
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	35	106
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37	40
JackThreads, Inc. (2)	E-Commerce - Clothing and Accessories	Common Stock	283,401	88	71
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	217,585	27	83
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	87
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	138
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	5,590,041	746	727
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	222,640	45	45
Nutanix, Inc. (2) (7)	Database Software	Preferred Stock	45,000	77	1,244

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2016

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants (continued)
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	40
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	88,037	213	544
Shazam Entertainment Limited (1) (2) (3)	Multimedia / Streaming Software	Ordinary Shares	2,669,479	134	166
SimpliVity Corporation	Database Software	Preferred Stock	770,201	935	1,511
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	38
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	457,516	624	506
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	80,180	228	256
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	5,972,119	774	179
Total Warrants				$7,406	$9,408

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2016

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost	Fair Value
Equity Investments (2)
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	$250	$288
Birchbox, Inc.	E-Commerce - Personal Goods	Convertible Note (8.00% interest rate)	—	45	121
Birst, Inc.	Business Applications Software	Preferred Stock	42,801	250	250
EndoChoice Holdings, Inc. (6)	Medical Device and Equipment	Common Stock	50,992	224	407
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	258
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	36,264	150	150
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	740
Nutanix, Inc. (7)	Database Software	Common Stock	137,202	1,000	4,670
Total Equity Investments				$3,169	$6,884

Total Investments in Portfolio Companies				$306,581	$308,857

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$80,000 Face Value Maturity Date 3/30/2017 Yield to Maturity 0.42%			$79,837	$79,829
Total Short-Term Investments				$79,837	$79,829

Total Investments				$386,418	$388,686

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

(unaudited)

As of September 30, 2016 and as of December 31, 2015

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

As of September 30, 2016 and December 31, 2015, unless otherwise noted, certain of the debt investments and certain of the warrants of TriplePoint Venture Growth BDC Corp. (the “Company”), with an aggregate fair value of approximately $298.9 million and $235.2 million, respectively, were pledged for borrowings under the Company’s revolving credit facility.

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

Specific notes applicable to specific investments in the foregoing tables:

(1) Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2016 and December 31, 2015, non-qualifying assets as a percentage of total assets were 16.0% and 11.6%, respectively.

(2) As of September 30, 2016 or December 31, 2015, these debt investments, warrants, equity investments and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.

(3) Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4) Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

(5) Debt investment has a payment-in-kind (“PIK”) feature.

(6) Entity is publicly traded and listed on the New York Stock Exchange (the “NYSE”).

(7) Entity is publicly traded and listed on The Nasdaq Global Select Market (the “NASDAQ”).

(8) As of September 30, 2016, the Company’s debt investments in KnCMiner AB include risk and time discounted expected recoveries of cash from completed asset sales and equity in GoGreen Light AB, who acquired certain assets from KnCMiner AB.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s condensed consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. For the three and nine months ended September 30, 2016, the Company incurred approximately $1.6 million in each period, in income incentive fee, or $0.10 per share. The Company did not incur an income incentive fee in the first six months of 2016 and the income incentive fee payable in the three months ended September 30, 2016 was slightly lower due to the total return requirement under the income component of the Company’s fee structure as described above. This resulted in approximately $2.0 million of reduced expense and additional net income, or $0.12 per share to stockholders. For the three and nine months ended September 30, 2015, the Company incurred approximately $0.2 million and $2.9 million, respectively, in incentive fee, or $0.01 per share and $0.20 per share, respectively. Since the inception of the Company the realized gains offset the realized losses and, thus, no capital gains incentive fee was earned or is payable. The Company had cumulative net realized and unrealized losses as of the quarter ended September 30, 2016 and as a result did not accrue any capital gain incentive fee. The Company accrued $0.2 million in capital gains incentive fee during the three months ended September 30, 2015 based on cumulative realized and unrealized gains as of September 30, 2015. The Company had net unrealized losses during the nine months ended September 30, 2015, and therefore, reversed previously accrued capital incentive fees of approximately $81 thousand.

Management and Incentive Fees	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Base management fee	$1,376	$1,490	$4,076	$4,053
Income incentive fee	$1,568	$170	$1,568	$2,907
Capital gains incentive fee	$—	$209	$—	$(81)

The table above presents the base management and incentive fees accrued during the period and these fees are paid in the quarter after they are earned. During the three and nine months ended September 30, 2016, approximately $1.3 million and $4.1 million, respectively, of base management fees earned in prior periods were paid, and approximately $0 and $1.5 million, respectively, of income incentive fees earned in prior periods were paid. During the three and nine months ended September 30, 2015, approximately $1.4 million and $4.5 million, respectively, of base management fees earned in prior periods were paid, and approximately $1.6 million and $5.1 million, respectively, of income incentive fees earned in prior periods were paid.

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

For both the three months ended September 30, 2016 and 2015, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.4 million, of which approximately $63 thousand and $59 thousand, respectively, were paid or payable to third party service providers. For both the nine months ended September 30, 2016 and 2015, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $1.2 million, of which approximately $184 thousand and $186 thousand, respectively, were paid or payable to third party service providers.

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

The following is a summary by investment type of the fair value according to inputs used in valuing investments listed in the accompanying condensed consolidated schedules of investments as of September 30, 2016 and December 31, 2015.

Investment Type	As of September 30, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$292,565	$292,565
Warrants	—	1,244	8,164	9,408
Equity investments	407	4,670	1,807	6,884
Short-term investments	79,829	—	—	79,829
Total investments	$80,236	$5,914	$302,536	$388,686

Investment Type	As of December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	—	$259,585	$259,585
Warrants	—	—	8,067	8,067
Equity investments	426	—	3,639	4,065
Short-term investments	69,995	—	—	69,995
Total investments	$70,421	$—	$271,291	$341,712

The following tables present additional information about Level 3 investments measured at fair value for the three and nine months ended September 30, 2016 and 2015. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended September 30, 2016
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of July 1, 2016	$286,816	$8,763	$3,820	$299,399
Fundings of investments, at cost	14,659	334	196	15,189
Principal payments and sale proceeds received from investments	(11,650)	(1,095)	(790)	(13,535)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	2,296	—	—	2,296
Gross transfers out of Level 3 (1)	—	(374)	(1,809)	(2,183)
Realized gains on investments	65	726	290	1,081
Net change in unrealized gains (losses) included in earnings	63	(190)	100	(27)
Payment-in-kind coupon	316	—	—	316
Totals	$292,565	$8,164	$1,807	$302,536

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2016	$64	$(191)	$103	$(24)

Level 3	For the Nine Months Ended September 30, 2016
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2016	$259,585	$8,067	$3,639	$271,291
Fundings of investments, at cost	91,932	1,677	196	93,805
Principal payments and sale proceeds received from investments	(46,890)	(1,095)	(790)	(48,775)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	4,821	—	—	4,821
Gross transfers out of Level 3 (1)	—	(374)	(1,809)	(2,183)
Realized gains (losses) on investments	(20,448)	(595)	290	(20,753)
Net change in unrealized gains included in earnings	2,281	484	281	3,046
Payment-in-kind coupon	1,284	—	—	1,284
Totals	$292,565	$8,164	$1,807	$302,536

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2016	$(1,750)	$(474)	$105	$(2,119)

Level 3	For the Three Months Ended September 30, 2015
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of July 1, 2015	$194,864	$8,775	$3,832	$207,471
Fundings of investments, at cost	51,792	692	—	52,484
Principal payments received on investments	(2,766)	—	—	(2,766)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	3,112	—	—	3,112
Realized losses on investments	—	—	—	—
Net change in unrealized gains included in earnings	1,210	61	—	1,271
Totals	$248,212	$9,528	$3,832	$261,572

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2015	$1,211	$60	$—	$1,271

Level 3	For the Nine Months Ended September 30, 2015
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2015	$247,609	$7,291	$3,071	$257,971
Fundings of investments, at cost	68,701	1,186	750	70,637
Principal payments received on investments	(71,281)	—	—	(71,281)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	5,213	—	—	5,213
Gross transfers out of Level 3 (1)	—	(491)	—	(491)
Realized losses on investments	—	(317)	—	(317)
Net change in unrealized gains (losses) included in earnings	(2,030)	1,859	11	(160)
Totals	$248,212	$9,528	$3,832	$261,572

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2015	$(1,805)	$1,567	$11	$(227)

(1)

Transfers out of Level 3 during the three and nine months ended September 30, 2016 and the nine months ended September 30, 2015 relate to warrants and equity investments with certain holding restrictions in publicly traded companies. During the three months ended September 30, 2015 there were no transfers in or out of any levels.

During the three months ended September 30, 2016, the Company had realized gains of approximately $1.1 million primarily due to proceeds from warrants and equity in Dollar Shave Club and warrants in Jet.com upon these companies’ respective acquisitions. During the nine months ended September 30, 2016, there were net realized losses of approximately $20.9 million, which consisted of realized losses on two debt investments ($14.3 million on Intermodal Data, Inc. and $6.1 million on HouseTrip Limited), and net realized losses of $0.8 million on warrants, which were offset by realized gains of $0.3 million on equity. For the three months ended September 30, 2015, there were no realized losses on investments and for the nine months ended September 30, 2015, there were $0.3 million of realized losses on investments as a result of writing off certain warrants in the first quarter of 2015.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations. The change in net unrealized gains (losses) for Level 3 investments in debt, equity and warrants are summarized in the tables above. In addition to the unrealized gains and losses for Level 3 investments, during the three and nine months ended September 30, 2016, there were changes in unrealized losses of approximately $3 thousand and approximately $5 thousand, respectively, on U.S. Treasury bills. For the three and nine months ended September 30, 2015, there were changes in unrealized losses of approximately $2 thousand and changes in unrealized gains of approximately $1 thousand, respectively, on U.S. Treasury bills.

As of September 30, 2016 and December 31, 2015, the Company had no realized and unrealized gains or losses for liabilities within the Level 3 category.

For the three and nine months ended September 30, 2016, the Company had approximately $0.3 million and $1.3 million, respectively, of PIK income and the Company did not accrue approximately $0 and $0.8 million, respectively, of PIK income. For the three and nine months ended September 30, 2015, the Company had PIK income of approximately $0.4 million and $0.8 million, respectively, which the Company did not accrue. Prior to April 2015, the Company did not have any PIK income. During the three months ended September 30, 2016, the Company did not accrue any income from its debt investments in KnCMiner AB (approximately $5.6 million of principal balance).

For the three and nine months ended September 30, 2016, the Company recognized approximately $1.3 million and $1.8 million in other income, respectively, consisting of $1.1 million and $1.6 million, respectively, from the termination or expiration of unfunded commitments and approximately $0.2 million in each period from amortization of certain fees paid by companies and miscellaneous income. For the three and nine months ended September 30, 2015, the Company recognized approximately $61 thousand and $1.8 million in other income, respectively, consisting of $45 thousand and $1.4 million, respectively, from the termination or expiration of unfunded commitments and approximately $16 thousand and $0.4 million, respectively, from amortization of certain fees paid by companies and miscellaneous income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of September 30, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of September 30, 2016
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$287,788	Discounted Cash Flows	Discount Rate	10.00% - 26.50% (15.41%)
	4,777	Discounted Expected Recovery	N/A	N/A
Warrants	6,487	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	0.34x – 8.00x (2.31x)
			Volatility	40.00% - 75.00% (56.50%)
			Term	1.00– 5.00 Years (2.50 Years)
			Discount for Lack of Marketability	0.00% - 30.10% (14.80%)
	1,677	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	25.00% – 30.00% (25.50%)
			Term	1.25 – 1.25 Years (1.25 Years)
Equity investments	1,807	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.75x – 8.50x (4.78x)
			Volatility	45.00% - 62.50% (47.10%)
			Term	1.50– 2.50 Years (1.81 Years)
			Discount for Lack of Marketability	0.00% - 24.10% (15.20%)
Total investments	$302,536

Level 3 Investments	As of December 31, 2015
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$259,585	Discounted Cash Flows	Discount Rate	9.21% - 32.50% (16.90%)
Warrants	6,131	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	0.69x – 13.00x (2.78x)
			Volatility	35.00% - 77.50% (55.50%)
			Term	1.00– 5.00 Years (2.54 Years)
			Discount for Lack of Marketability	0.00% - 29.90% (16.50%)
	1,936	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	20.00% – 30.00% (24.60%)
			Term	0.50 – 1.25 Years (1.15 Years)
Equity investments	2,004	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.75x – 8.50x (4.36x)
			Volatility	45.00% - 65.00% (55.80%)
			Term	1.75– 5.00 Years (3.07 Years)
			Discount for Lack of Marketability	0.00% - 24.10% (15.40%)
	1,635	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	20.00% – 20.00% (20.00%)
			Term	0.75 – 0.75 Years (0.75 Years)
Total investments	$271,291

As of September 30, 2016, the fair values for all but one of the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date. The Company’s debt investments in KnCMiner AB includes risk and time discounted expected recoveries including cash from asset sales completed as well as preferred shares received from GoGreen Light AB, who acquired certain assets from KnCMiner AB. Such preferred shares entitle the Company to receive annual cash distributions based on a percentage of the net income of GoGreen Light AB. For all but two warrant positions, fair values were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Two warrant positions were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method given the outlook for those portfolio companies. The equity investments were valued using the market approach. The range of the various assumptions and weighted averages of these assumptions are summarized in the tables above.

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

As of September 30, 2016 and December 31, 2015, the Company had pledged certain of its debt investments and certain of its warrants with an aggregate fair value of approximately $298.9 million and $235.2 million, respectively, for borrowings under its revolving credit facility.

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

Effective as of a January 2016 amendment to the Credit Facility, which reduced the applicable margin by 0.5% and extended both the maturity date and the revolving period by two years, borrowings under this revolving Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) 3.0% during the revolving period and 4.5% during the amortization period. Borrowings under this revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank a syndication fee in 12 monthly installments, of approximately 1% of the committed facility amount. The Company also agreed to pay Deutsche Bank a fee to act as administrative agent under this revolving Credit Facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum of any unused borrowings under this Credit Facility on a monthly basis. This revolving Credit Facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to the Company’s Chief Executive Officer, Mr. James Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under this Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. The revolving period of the Credit Facility ends on February 21, 2018 and the maturity date of the Credit Facility is February 21, 2019. As of September 30, 2016 and December 31, 2015, the Company was in compliance with all covenants under this Credit Facility.

At September 30, 2016 and December 31, 2015, the Company had outstanding borrowings of $57.0 million and $18.0 million, respectively, under the Credit Facility, which is included in the Company’s condensed consolidated statements of assets and liabilities. The book value of the Credit Facility not measured at fair value on a recurring basis, approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy.

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

At September 30, 2016 and December 31, 2015, the 2020 Notes had a market price of $25.60 per unit and $25.24 per unit, respectively, resulting in an aggregate fair value of approximately $54.5 million and $55.1 million, respectively. The liability of the

Company is recorded at amortized cost, not at fair value on the condensed consolidated statements of assets and liabilities. Amortized cost includes approximately $1.4 million and $1.7 million at September 30, 2016 and December 31, 2015, respectively, of deferred issuance cost which is amortized and expensed over the five year term of the 2020 Notes based on an effective yield method.

Interest expense includes the interest cost charged on borrowings, the unused fee on the Credit Facility, third party administrative fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Revolving Credit Facility
Interest cost charged on borrowings	$506	$339	$983	$2,068
Unused fee	275	314	930	717
Amortization of costs and other fees	234	356	758	1,062
Revolving Credit Facility Total	$1,015	$1,009	$2,671	$3,847
2020 Notes
Interest cost	$922	$584	$2,765	$584
Amortization of costs and other fees	99	63	297	63
2020 Notes Total	$1,021	$647	$3,062	$647
Total interest expense and amortization of fees	$2,036	$1,656	$5,733	$4,494

The following tables provide additional information about the level in the fair value hierarchy of the Company’s liabilities at September 30, 2016 and December 31, 2015.

Liability	As of September 30, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$57,000	$57,000
2020 Notes, net *	—	54,505	—	54,505

*	Net of approximately $1.4 million of deferred issuance cost.

Liability	As of December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$18,000	$18,000
2020 Notes, net *	—	53,435	—	53,435

*	Net of approximately $1.7 million of deferred issuance cost.

Other Payables

On September 30, 2016, the Company purchased $80.0 million in face value of U.S. Treasury bills for settlement on October 4, 2016. On December 31, 2015, the Company purchased $70.0 million of U.S. Treasury bills for settlement on January 5, 2016. The associated payable was included in the Company’s condensed consolidated statements of assets and liabilities as of September 30, 2016 and December 31, 2015. As of September 30, 2016, the Company had no other payables other than in the ordinary course of business.

Note 7. Commitments

Commitments

As of September 30, 2016 and December 31, 2015, the Company’s unfunded commitments to eight and twelve companies, respectively, totaled $115.5 million and approximately $190.0 million, respectively, of which $38.0 million and $50.0 million, respectively, was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Of the $115.5 million of unfunded commitments as of September 30, 2016, $38.5 million will expire in 2016, $72.0 million will expire during 2017, and $5.0 million will expire during 2018, if not drawn prior to expiration.

The Company’s credit agreements contain customary lending provisions which allow it relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally expects approximately 75% of its gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

The tables below provide the Company’s unfunded commitments by customer as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016
Unfunded Commitments* (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birst, Inc.	$5,500	$49
Cambridge Broadband Network Limited	1,000	50
Eero, Inc.	15,000	130
Farfetch UK Limited	15,000	106
FinancialForce.com, Inc.	30,000	696
Optoro, Inc.	25,000	40
Rent the Runway, Inc.	9,000	97
WorldRemit Ltd.	15,000	187
Total	$115,500	$1,355

*Does not include $20.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

	As of December 31, 2015
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birchbox, Inc.	$15,000	$—
Birst, Inc.	22,500	202
CipherCloud, Inc.	25,000	73
Dollar Shave Club, Inc.	20,000	216
HouseTrip Limited	250	—
Jasper Technologies, Inc.	20,000	319
MapR Technologies, Inc. (Equipment Lease)	2,936	—
MapR Technologies, Inc.	20,000	23
Medallia, Inc.	20,000	111
Optoro, Inc.	25,000	40
Rent the Runway, Inc.	8,000	—
Simplivity Corporation (Equipment Lease)	1,275	19
WorldRemit Ltd.	10,000	99
Total	$189,961	$1,102

The tables above also provide the fair value of the Company’s unfunded commitment liability as of September 30, 2016 and December 31, 2015 totaling approximately $1.4 million and $1.1 million, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s condensed consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 because there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details regarding the Company’s unfunded commitments activity during the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Commitments Activity (dollars in thousands)	2016		2015	2016		2015
Activity during the period:
New commitments	69,000	*	86,000	194,000	*	143,500
Fundings	(15,000)		(53,064)	(93,805)		(70,564)
Expirations / Terminations	(83,000)		(10,000)	(154,656)		(113,500)

Unfunded commitments at beginning of period	$ 164,500		$ 147,500	$ 189,961		$ 211,000
Unfunded commitments at end of period	$ 115,500	**	$ 170,436	$ 115,500	**	$ 170,436

*Includes $20.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

**Does not include $20.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (dollars in thousands)	As of September 30, 2016	As of December 31, 2015
Dependent on milestones	$38,000	$50,000
Expiring during:
2016	38,500	164,961
2017	72,000	25,000
2018	5,000	—

Growth capital loans	115,500	185,750
Equipment leases	—	4,211

*Does not include $20.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments

The Company has entered into commitments with certain of its portfolio companies which permit an increase in the commitment amount in the future in the event that conditions to such increases are met.  If such conditions to increase the Company’s commitments are met, these amounts may become unfunded commitments if not drawn prior to expiration.  As of September 30, 2016, this backlog of potential future commitments totaled $20.0 million.

Note 8. Financial Highlights

The financial highlights presented below are for the three and nine months ended September 30, 2016 and 2015.

Financial Highlights	For the Three Months Ended September 30, or as of September 30,		For the Nine Months Ended September 30, or as of September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Per Share Data (1)
Net asset value at beginning of period	$13.05	$14.54	$14.21	$14.61
Changes in net asset value due to:
Public offering of common stock	—	—	—	(0.03)
Offering costs related to public offering of common stock	—	—	—	(0.05)
Share repurchases	0.04	—	0.07	—
Dividend reinvestment plan	—	—	(0.03)	—
Net investment income	0.40	0.28	1.12	1.10
Net realized gains (losses)	0.07	—	(1.29)	(0.02)
Net change in unrealized gains (losses) on investments	0.24	0.06	0.44	(0.01)
Distributions	(0.36)	(0.36)	(1.08)	(1.08)
Net asset value at end of period	$13.44	$14.52	$13.44	$14.52

Net investment income per share	$0.40	$0.28	$1.12	$1.10
Net increase in net assets resulting from operations per share	$0.71	$0.34	$0.26	$1.07
Weighted average shares of common stock outstanding for period	16,090,942	16,648,379	16,226,677	14,524,330
Shares of common stock outstanding at end of period	15,957,555	16,680,177	15,957,555	16,680,177

Ratios / Supplemental Data
Net asset value at beginning of period	$211,807	$241,991	$231,646	$144,979
Net asset value at end of period	$214,392	$242,125	$214,392	$242,125
Average net asset value	$210,740	$241,397	$220,869	$211,251

Total return based on net asset value per share (2)	6.6%	3.2%	5.1%	8.4%
Net asset value per share at beginning of period	$13.05	$14.54	$14.21	$14.61
Distributions per share during period	$0.36	$0.36	$1.08	$1.08
Net asset value per share at end of period	$13.44	$14.52	$13.44	$14.52

Total return based on stock price (3)	3.6%	(22.3%)	(1.5)%	(25.5%)
Stock price at beginning of period	$10.59	$13.48	$11.96	$14.85
Distributions per share during period	$0.36	$0.36	$1.08	$1.08
Stock price at end of period	$10.60	$10.14	$10.60	$10.14

Net investment income to average net asset value (4)	12.3%	7.7%	11.0%	10.1%
Net increase in net assets to average net asset value (4)	21.6%	9.4%	2.5%	9.8%
Ratio of expenses to average net asset value (4) (5)	11.3%	7.5%	9.0%	9.3%

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

(4)	Percentage is presented on an annualized basis.
(5)	Additional financial ratios are provided below:

Ratios	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Percentages, on an annualized basis)	2016	2015	2016	2015
Operating expenses excluding incentive fees to average net asset value	8.4%	6.9%	8.0%	7.6%
Income component of incentive fees to average net asset value	3.0%	0.3%	1.0%	1.8%
Capital gains component of incentive fees to average net asset value	0.0%	0.3%	0.0%	(0.1)%

The weighted average portfolio yield on debt investments presented below is for the three and nine months ended September 30, 2016 and 2015.

Ratios	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Percentages, on an annualized basis) (1)	2016	2015	2016	2015
Weighted average portfolio yield on debt investments	15.1%	17.5%	14.7%	16.7%
Coupon income	10.5%	10.7%	10.5%	10.8%
Accretion of discount	0.8%	0.8%	0.7%	0.7%
Accretion of end-of-term payments	2.4%	6.0%	2.6%	3.9%
Impact of prepayments during the period	1.4%	0.0%	0.9%	1.3%

(1)    Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015.

Basic and Diluted Share Information	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net investment income	$6,495	$4,671	$18,181	$15,911
Net increase net assets resulting from operations	$11,435	$5,715	$4,181	$15,502
Basic and diluted average weighted shares of common stock outstanding	16,090,942	16,648,379	16,226,677	14,524,330
Basic and diluted net investment income per share of common stock	$0.40	$0.28	$1.12	$1.10
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.71	$0.34	$0.26	$1.07

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the nine months ended September 30, 2016 and the year ended December 31, 2015 is provided in the following tables.

Issuance of Common Stock during the Nine Months Ended September 30, 2016 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2016 distribution reinvestment	4/15/2016	46,058	452	—	—	$9.80 per share
Second quarter 2016 distribution reinvestment	6/16/2016	68,920	691	—	—	$10.03 per share
Third quarter 2016 distribution reinvestment	9/16/2016	26,527	273	—	—	$10.29 per share
Total issuance		141,505	$1,416	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2015 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Public offering of common stock	3/27/2015	6,500,000	$94,575	$—	$847	$14.55 per share	(1)
First quarter 2015 dividend reinvestment	4/16/2015	29,234	390	—	—	$13.33 per share
Exercise of over-allotment option	4/24/2015	154,018	2,242	—	32	$14.55 per share	(1)
Second quarter 2015 dividend reinvestment	6/16/2015	34,761	449	—	—	$12.92 per share
Third quarter 2015 dividend reinvestment	9/16/2015	37,993	410	—	—	$10.80 per share
Fourth quarter 2015 dividend reinvestment	12/16/2015	88,079	999	—	—	$11.34 per share
Total issuance		6,844,085	$99,065	$—	$879

(1)

In connection with this offering, the Adviser paid the underwriters a supplemental payment of approximately $0.7 million, or $0.11 per share, which reflected the difference between the public offering price and the proceeds per share received by the Company in the offering.

During the fourth quarter of 2015, the Board authorized the repurchase of up to $25 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time.  The Board extended this $25 million share repurchase program to October 31, 2017, or until the approved dollar amount has been used to repurchase shares. The Company repurchased 485,986 shares and 466,220 shares of common stock for approximately $5.4 million and $5.6 million during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

Shares Repurchased during the Nine Months Ended September 30, 2016 (dollars in thousands, except per share data)	Date	Number of Shares Repurchased	Approximate Dollar Value of Shares Repurchased	Average Price per Share
Shares Repurchased	5/12/2016 to 6/16/2016	190,242	$2,002	$ 10.52 per share
Shares Repurchased	8/11/2016 to 8/29/2016	295,744	$3,374	$ 11.41 per share
Total Shares Repurchased		485,986	$5,376

Shares Repurchased for the Year Ended December 31, 2015 (dollars in thousands, except per share data)	Date	Number of Shares Repurchased	Approximate Dollar Value of Shares Repurchased	Average Price per Share
Shares Repurchased	11/13/2015 to 12/23/2015	466,220	$5,552	$ 11.91 per share
Total Shares Repurchased		466,220	$5,552

The Company had 15,957,555 and 16,302,036 shares of common stock outstanding as of September 30, 2016 and December 31, 2015, respectively.

Note 11. Distributions

The Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under the Code, beginning with the Company’s taxable year ended December 31, 2014. In order to maintain its ability to be subject to tax as a RIC, among other things, the Company is required to distribute at least 90% of its net ordinary income and net realized short-term capital gains in excess of its net realized long-term capital losses, if any, to its stockholders. Additionally, to avoid a nondeductible 4% U.S. federal excise tax on certain of the Company’s undistributed income, the Company must distribute during each calendar year an amount at least equal to the sum of: (a) 98% of the Company’s ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which the Company’s capital gains exceed the Company’s capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by the Company to use its taxable year); and (c) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. For the tax years ended December 31, 2014 and 2015, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

The following table summarizes the Company’s cash distributions per share since March 5, 2014 (commencement of operations).

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

(1)	Represents a special dividend.
(2)

The amount of this initial dividend reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s condensed consolidated statements of operations during the three and nine months ended September 30, 2016 and 2015, respectively. For the year ended December 31, 2015, total dividends of $1.44 per share were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for 2015 exceeded its distributions. As of December 31, 2015, the Company estimated it had approximately $1.7 million of remaining taxable earnings to distribute to stockholders. This “spillover” income was paid as part of the first quarter 2016 dividends.

Note 12. Subsequent Events

Distributions

On November 7, 2016, the Company announced that its Board declared a $0.36 per share distribution, payable on December 16, 2016, to stockholders of record on November 30, 2016.

Recent Portfolio Activity

From October 1, 2016, through November 7, 2016, the Company closed $2.5 million of additional debt commitments and funded $4.5 million in new investments. TPC’s direct originations platform entered into $12.5 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

Other

Subsequent to the end of the third quarter, the Board extended the Company’s existing $25 million share repurchase program to October 31, 2017.

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

As of September 30, 2016, we had 89 investments in 32 companies and our four largest portfolio companies represented approximately 42.1% of our portfolio investments. Our investments included 53 debt investments, 28 warrant investments, and eight direct equity and related investments. As of September 30, 2016, the total cost and fair value of these investments were approximately $306.6 million and approximately $308.9 million, respectively. As of September 30, 2016, two of our portfolio companies were publicly traded. At September 30, 2016, the 53 debt investments with an aggregate fair value of approximately $292.6 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 8.7%. Enterprise value of the portfolio company is estimated based on information available, including any information regarding the most recent rounds of capital raised by the portfolio company.

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

The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016
Investments by Type (dollars in thousands)	Cost	Fair Value	Number of Investments	Number of Companies
Debt investments	$296,006	$292,565	53	17
Warrants	7,406	9,408	28	28
Equity investments	3,169	6,884	8	7
Total Investments in Portfolio Companies	$306,581	$308,857	89	32	*

	As of December 31, 2015
Investments by Type (dollars in thousands)	Cost	Fair Value	Number of Investments	Number of Companies
Debt investments	$265,306	$259,585	47	18
Warrants	7,572	8,067	31	31
Equity investments	3,474	4,065	7	7
Total Investments in Portfolio Companies	$276,352	$271,717	85	34	*

*	Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Database Software	$50,671	16.4%
E-Commerce - Clothing and Accessories	37,832	12.2
Business Applications Software	33,357	10.8
Conferencing Equipment / Services	30,559	9.9
Network Systems Management Software	27,067	8.8
Wireless Communications Equipment	25,695	8.3
E-Commerce - Personal Goods	21,923	7.1
Financial Institution and Services	19,928	6.5
Biofuels / Biomass	15,993	5.2
Shopping Facilitators	15,404	5.0
Security Services	15,119	4.9
Entertainment	9,946	3.2
Restaurant / Food Service	2,988	1.0
Software Development Tools	740	0.2
General Media and Content	544	0.2
Travel and Leisure	298	0.1
Medical Device and Equipment	407	0.1
Multimedia / Streaming Software	166	0.1
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Business to Business Marketplace	40	*
Total investments in portfolio companies	$308,857	100.0%

	As of December 31, 2015
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Database Software	$42,096	15.5%
E-Commerce - Clothing and Accessories	30,806	11.3
Conferencing Equipment / Services	29,834	11.0
Network Systems Management Software	27,311	10.1
Wireless Communications Equipment	25,640	9.4
E-Commerce - Household Goods	21,385	7.9
Biofuels / Biomass	21,150	7.8
Business Applications Software	14,083	5.2
E-Commerce - Personal Goods	12,005	4.4
Financial Institution and Services	11,541	4.2
Data Storage	10,606	3.9
Entertainment	10,082	3.7
Travel and Arrangement / Tourism	7,078	2.6
Communications software	5,020	1.8
Software Development Tools	740	0.3
General Media and Content	712	0.3
Specialty Retailers	518	0.2
Medical Device and Equipment	426	0.2
Travel and Leisure	298	0.1
Multimedia / Streaming Software	166	0.1
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Business to Business Marketplace	40	*
Total investments in portfolio companies	$271,717	100.0%

*	less than 0.05%.

The following table presents the product type of our debt investments as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$275,157	94.0%
Equipment leases	14,239	4.9
Equipment loan	3,169	1.1
Total debt investments	$292,565	100.0%

	As of December 31, 2015
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$247,249	95.2%
Equipment leases	9,313	3.6
Equipment loan	3,023	1.2
Total debt investments	$259,585	100.0%

Approximately 16.2% and 18.0% of the debt investments in our portfolio as of September 30, 2016 and December 31, 2015, respectively, based on the aggregate fair value, consisted of growth capital loans where the borrower has a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien.

Investment Activity

During the three months ended September 30, 2016, we entered into commitments with one new customer and five existing customers totaling $69.0 million, funded three debt investments for approximately $15.0 million in principal value, acquired warrants representing approximately $0.3 million of value and made $0.2 million of equity and related investments. We realized proceeds of $1.0 million from warrants and equity investments in Dollar Shave Club in connection with its acquisition by Unilever. We realized proceeds of $0.9 million from warrants in Jet.com on exercise of warrants in connection with its acquisition by WalMart. During the nine months ended September 30, 2016, we entered into commitments with six new customers and five existing customers totaling $194.0 million, funded seventeen debt investments for approximately $93.8 million in principal value, acquired warrants representing approximately $1.7 million of value and made $0.2 million of equity and related investments.

During the three months ended September 30, 2015, we entered into commitments with four new customers totaling $86.0 million, funded six debt investments for approximately $53.1 million in principal value, and acquired warrants representing approximately $0.7 million of value. During the nine months ended September 30, 2015, we entered into eight new commitments with six new customers and two existing customers totaling $143.5 million, funded nine debt investments for approximately $70.6 million in principal value, acquired warrants representing approximately $1.6 million of value, exercised warrants into equity with a cost basis of approximately $0.2 million in one company, and made two equity investments of approximately $0.7 million.

During the three months ended September 30, 2016, one of our portfolio companies fully prepaid its outstanding principal of approximately $10.0 million. During the nine months ended September 30, 2016, three of our portfolio companies fully prepaid their outstanding principal of approximately $34.8 million and one of our portfolio companies made a partial prepayment of $5.0 million. During the three months ended September 30, 2015, we had no prepayments from any of our portfolio companies. During the nine months ended September 30, 2015, we had full prepayments from four of our portfolio companies for approximately $56.9 million in principal value.

During the three months ended September 30, 2016, our realized gains totaled approximately $1.1 million primarily due to proceeds from warrants and equity in Dollar Shave Club and warrants in Jet.com due to their respective acquisitions. During the nine months ended September 30, 2016, our net realized losses totaled approximately $20.9 million, which consisted of realized losses on two debt investments ($14.3 million on Intermodal Data, Inc. and $6.1 million on HouseTrip Limited), and net realized losses of $0.8 million on warrants, which were offset by realized gains of $0.3 million on equity. For the three and nine months ended September 30, 2015, we realized losses on investments of approximately $0 and $0.3 million, respectively, as a result of writing off certain warrants in the first quarter of 2015.

Total portfolio investment activity as of and for the three and nine months ended September 30, 2016 and 2015 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Beginning portfolio at fair value	$299,649	$208,254	$271,717	$257,971
New debt investments	14,659	51,792	91,932	68,701
Principal payments and sale proceeds received from investments	(3,535)	(2,766)	(7,660)	(14,400)
Early pay-offs	(10,000)	—	(41,115)	(56,881)
Accretion of debt investment fees	2,296	3,112	4,821	5,213
New warrants	334	692	1,677	1,186
New equity investments	196	—	196	750
Payment-in-kind coupon	316	—	1,284	—
Net realized gains (losses) on investments	1,081	—	(20,906)	(317)
Net unrealized gains (losses) on investments	3,861	1,046	6,911	(93)
Ending portfolio at fair value	$308,857	$262,130	$308,857	$262,130

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three and nine months ended September 30, 2016 and 2015.

Commitments and Fundings Since Acquisition of Initial Portfolio	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in thousands)	2016		2015	2016		2015
Debt Commitments
New customers	$ 15,000		$ 86,000	$ 140,000		$ 111,000
Existing customers	$ 54,000		—	54,000		7,500
Previous customers	—		—	—		25,000
Total	$ 69,000	*	$ 86,000	$ 194,000	*	$ 143,500

Funded Debt Investments	$ 15,000		$ 53,064	$ 93,805		$ 70,564

Equity Investments	$ 195		$ —	$ 195		$ 750

Non-Binding Term Sheets	$ 89,000		$ 115,500	$ 197,000		$ 250,000

*    Includes $20.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments

We entered into commitments with certain portfolio companies which permit an increase in the commitment amount in the future in the event that conditions to such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration.  As of September 30, 2016, this backlog of potential future commitments totaled $20.0 million.

Payables

On September 30, 2016, we acquired $80.0 million in face value of U.S. Treasury bills which were sold on October 4, 2016. On December 31, 2015, we acquired $70.0 million in U.S. Treasury bills which were sold on January 5, 2016. The purchase and sale of U.S. Treasury bills were done to efficiently meet certain diversification tests.

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

As of September 30, 2016 and December 31, 2015, the weighted average investment ranking of our debt investment portfolio was 2.05 and 2.23, respectively. During the three months ended September 30, 2016, there were two changes within the credit categories. We upgraded the debt investment to one borrower with a principal balance of approximately $16.0 million from White (2) to Clear (1). We downgraded the debt investments to one borrower with a principal balance of approximately $17.3 million from White (2) to Yellow (3). In addition, one borrower with a principal balance of approximately $10.0 million rated White (2) was removed in conjunction with prepaying their outstanding loan. The following table shows the credit rankings for the portfolio companies that had outstanding obligations to us as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$61,437	21.0%	3
White (2)	170,279	58.2	10
Yellow (3)	46,264	15.8	2
Orange (4)	14,585	5.0	2
Red (5)	—	—	—
	$292,565	100.0%	17

	As of December 31, 2015
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$43,711	16.9%	2
White (2)	160,988	62.0	12
Yellow (3)	7,078	2.7	1
Orange (4)	47,808	18.4	3
Red (5)	—	—	—
	$259,585	100.0%	18

Results of Operations

Operating results for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.

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

For the three months ended September 30, 2016, our net increase in net assets resulting from operations was approximately $11.4 million, which was comprised of approximately $6.5 million of net investment income and approximately $4.9 million of net realized and unrealized gains. On a per share basis, net investment income was $0.40 per share and the net increase in net assets from operations was $0.71 per share. Our core net investment income for the three months ended September 30, 2016 was approximately $6.5 million, or $0.40 per share (please refer to the reconciliation of net investment income to core net investment income below). For the three months ended September 30, 2015, our net increase in net assets resulting from operations was approximately $5.7 million, which was comprised of approximately $4.7 million of net investment income and approximately $1.0 million of net unrealized gains. On a per share basis, net investment income was $0.28 per share and the net increase in net assets from operations was $0.34 per share. Our core investment income for the three months ended September 30, 2015 was approximately $4.9 million, or $0.29 per share.

For the nine months ended September 30, 2016, our net increase in net assets resulting from operations was approximately $4.2 million, which was comprised of approximately $18.2 million of net investment income and approximately $14.0 million of net realized and unrealized losses. On a per share basis for the nine months ended September 30, 2016, net investment income was $1.12 per share and the net increase in net assets from operations was $0.26 per share. Our core net investment income for the nine months ended September 30, 2016 was approximately $18.2 million, or $1.12 per share (please refer to the reconciliation of net investment income to core net investment income below). For the nine months ended September 30, 2015, our net increase in net assets resulting from operations was approximately $15.5 million, which was comprised of approximately $15.9 million of net investment income, partially offset by approximately $0.3 million of net realized losses and approximately $0.1 million of net unrealized losses. On a per share basis for the nine months ended September 30, 2015, net investment income was $1.10 per share and the net increase in net assets from operations was $1.07 per share. Our core net investment income for the nine months ended September 30, 2015 was approximately $15.8 million, or $1.09 per share.

Our investment and other income during the three months ended September 30, 2016 was approximately $3.3 million higher than our investment and other income during the three months ended September 30, 2015, primarily due to prepayments during the 2016 period and higher income related to terminations and expirations of unfunded commitments and other income during the 2016 period. Operating expenses increased by approximately $1.4 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to a $1.4 million increase in incentive fee, due to higher returns during the three months ended September 30, 2016. Interest expense during the three months ended September 30, 2016 was approximately $0.4 million greater than during the three months ended September 30, 2015, primarily as the result of our issuance of 2020 Notes in August 2015. This was offset by a decrease in the base management fee by approximately $0.1 million and lower capital gains incentive fee by approximately $0.2 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Expenses due to our administration agreement (the “Administration Agreement”) with TPVG Administrator LLC (the “Administrator”) and general and administrative expenses during the three months ended September 30, 2016 were approximately $22 thousand lower than during the three months ended September 30, 2015, primarily due to the decreased costs of administering loans. Net investment income and core net investment income during the three months ended September 30, 2016 were approximately $1.8 million greater and $1.6 million greater, respectively, than during the three months ended September 30, 2015, as the increase in investment and other income was partially offset by the increase in operating expenses. Our net increase in net assets resulting from operations during the three months ended September 30, 2016 was approximately $5.7 million higher than during the three months ended September 30, 2015, as in addition to the increase in net investment income, our net realized and unrealized gains during the 2016 period were approximately $3.8 million greater than the net realized and unrealized gains reported during the 2015 period.

Our investment and other income during the nine months ended September 30, 2016 was approximately $2.3 million higher than our investment and other income during the nine months ended September 30, 2015, primarily due to increase in average portfolio balance. Operating expenses increased by approximately $57 thousand during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Interest expense during the nine months ended September 30, 2016 was approximately $1.2 million greater than during the nine months ended September 30, 2015, as the result of our issuance of 2020 Notes in the second half of 2015, partially offset by lower balances drawn on our credit facility. Administrative agreement and general and administrative expenses during the nine months ended September 30, 2016 were approximately $53 thousand greater than during the nine months ended September 30, 2015, primarily due to increased costs due to administering loans. This was offset by lower income incentive fee by approximately $1.3 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to the total return requirement with respect to the incentive fee payable under our Investment Advisory Agreement, reducing the incentive fees payable during the nine months ended September 30, 2016. Net investment income and core net investment income during the nine months ended September 30, 2016 were approximately $2.2 million greater and $2.4 million greater, respectively, than during the nine months ended September 30, 2015, due to the increase in investment and other income. Our net increase in net assets resulting from operations during the nine months ended September 30, 2016 was approximately $11.3 million less than during the nine months ended September 30, 2015, as our net realized and unrealized losses during the 2016 period were approximately $13.6 million greater than the net realized and unrealized losses during the 2015 period.

The table below presents our statements of operations for the three and nine months ended September 30, 2016 and 2015.

Net Increase in Net Assets	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
Investment and Other Income
Interest income from investments	$11,207	$9,184	$31,214	$28,832
Other income
Expirations / terminations of unfunded commitments	1,133	45	1,558	1,383
Other fees	162	16	214	444
Total Investment and Other Income	12,502	9,245	32,986	30,659

Operating Expenses
Base management fee	1,376	1,490	4,076	4,053
Income incentive fee	1,568	170	1,568	2,907
Capital gains incentive fee	—	209	—	(81)
Interest expense and amortization of fees	2,036	1,656	5,733	4,494
Administration agreement expenses	395	417	1,190	1,194
General and administrative expenses	632	632	2,238	2,181
Total Operating Expenses	6,007	4,574	14,805	14,748

Net investment income	6,495	4,671	18,181	15,911

Net realized and unrealized gains (losses) on investments
Net realized gains (losses) on investments	1,081	—	(20,906)	(317)
Net change in unrealized gains (losses) on investments	3,859	1,044	6,906	(92)
Net realized and unrealized gains (losses) on investments	4,940	1,044	(14,000)	(409)

Net Increase in Net Assets Resulting from Operations	$11,435	$5,715	$4,181	$15,502

Net investment income per share	$0.40	$0.28	$1.12	$1.10
Net increase in net assets per share	$0.71	$0.34	$0.26	$1.07
Core net investment income per share	$0.40	$0.29	$1.12	$1.09
Weighted average shares of common stock outstanding	16,090,942	16,648,379	16,226,677	14,524,330

The table below reconciles generally accepted accounting principles in the United States (“GAAP”) net income to core net investment income for the three and nine months ended September 30, 2016 and 2015.

Net Investment Income and Core Net Investment Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2016	2015	2016	2015
Net Investment Income	$6,495	$4,671	$18,181	$15,911
Capital gains incentive fee	—	209	—	(81)
Core Net Investment Income	$6,495	$4,880	$18,181	$15,830

Net Investment Income per Share	$0.40	$0.28	$1.12	$1.10
Capital gains incentive fee per share	—	0.01	—	(0.01)
Core Net Investment Income per Share	$0.40	$0.29	$1.12	$1.09

Core net investment income, unlike GAAP net investment income, excludes accrued, but unearned, capital gains incentive fees. We believe an important measure of the investment income that we will be required to distribute each year is core net investment income as capital gains incentive fees are accrued based on unrealized gains but are not earned until realized gains occur. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. No capital gains incentive fee was earned or was payable during the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, we reported approximately $1.0 million in unrealized capital gains and $0.1 million in unrealized capital losses, respectively. We accrued approximately $0.2 million of capital gains incentive fee during the three months ended September 30, 2015. We reversed previously accrued capital gains incentive fees of approximately $0.1 million during the nine months ended September 30, 2015.

Investment income includes interest income on our debt investments utilizing the effective yield method and includes cash interest income as well as the amortization of purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three and nine months ended September 30, 2016, investment income totaled approximately $11.2 million and $31.2 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 15.1% and 14.7%, respectively. For the three and nine months ended September 30, 2015, investment income totaled approximately $9.2 million and $28.8 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 17.5% and 16.7%, respectively.

The weighted average portfolio yield on debt investments is dependent on fundings and the performance of our loans, including prepayments. During the three months ended September 30, 2016, one of our portfolio companies fully prepaid their outstanding principal of approximately $10.0 million. During the nine months ended September 30, 2016, three of our portfolio companies fully prepaid their outstanding principal of approximately $34.8 million and one of our portfolio companies made a partial prepayment of $5.0 million. The weighted average portfolio yield on debt investments, excluding the impact of prepayments, was approximately 13.7% and 13.8%, for the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2015, we had prepayment of approximately $0.0 and $56.9 million, respectively, in principal value. The weighted average portfolio yield on debt investments, excluding the impact of prepayments, was approximately 17.5% and 15.4%, for the three and nine months ended September 30, 2015, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Portfolio Yield (1)	2016	2015	2016	2015
Weighted average portfolio yield on debt investments	15.1%	17.5%	14.7%	16.7%
Coupon income	10.5%	10.7%	10.5%	10.8%
Accretion of discount	0.8%	0.8%	0.7%	0.7%
Accretion of end-of-term payments	2.4%	6.0%	2.6%	3.9%
Impact of prepayments during the period	1.4%	0.0%	0.9%	1.3%

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

For the three and nine months ended September 30, 2016, the Company recognized other income of approximately $1.3 million and $1.8 million, respectively, consisting of approximately $1.1 million and $1.6 million, respectively, from the expiration or termination of unfunded commitments, and approximately $0.2 million in each period, from amortization of certain fees and miscellaneous income. For the three and nine months ended September 30, 2015, the Company recognized other income of approximately $61 thousand and $1.8 million, respectively, consisting of approximately $45 thousand and $1.4 million, respectively, from the expiration or termination of unfunded commitments, and approximately $16 thousand and $0.4 million, respectively, from amortization of certain fees and miscellaneous income.

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

During the three months ended September 30, 2016, the net realized gains and net change in unrealized gains were approximately $4.9 million primarily as a result of two obligors being acquired during this period and one obligor completing its initial public offering. Our net realized gains totaled approximately $1.1 million, mainly due to proceeds from warrants and equity in Dollar Shave Club and warrants in Jet.com due to their respective acquisitions. The net change in unrealized gains totaled approximately $3.8 million, primarily due to an increase in the value of warrants and equity in one obligor, Nutanix, which completed its initial public offering. We have two loans to KnCMiner AB, with an aggregate principal balance of approximately $5.6 million and amortized cost of approximately $5.6 million. The estimated fair value of these loans of $4.8 million include risk and time discounted expected recoveries of cash from completed asset sales and equity in GoGreen Light AB, who acquired certain assets from KnCMiner AB. This resulted in an unrealized loss of approximately $3 thousand and $0.8 million, during the three and nine months ended September 30, 2016, respectively.

During the nine months ended September 30, 2016, the net realized losses and net change in unrealized gains were approximately $14.0 million. Our net realized losses totaled approximately $20.9 million, which consisted of realized losses on two debt investments ($14.3 million on Intermodal Data, Inc. and $6.1 million on HouseTrip Limited), and net realized losses of $0.8 million on warrants, which were offset by realized gains of $0.3 million on equity. These events were partially reflected in unrealized losses recorded prior to the current year and the reversal of previously recognized unrealized losses was approximately $5.1 million. This was partially offset by other unrealized losses on debt investments (approximately $1.8 million) and unrealized gains on warrant and equity investments (approximately $3.6 million) resulting in approximately $6.9 million of net unrealized gains recorded during the nine months ended September 30, 2016.

During the three months ended September 30, 2015, the net change in unrealized gains was approximately $1.0 million, primarily from the increase in fair values on debt investments. During the nine months ended September 30, 2015, the net change in realized and unrealized losses was approximately $0.4 million, consisting of approximately $0.3 million of realized losses on warrants and approximately $0.1 million of unrealized losses. Net changes in unrealized losses consisted of approximately $2.0 million of net unrealized losses on debt investments, partially offset by approximately $1.9 million of net unrealized gains on warrant and equity investments.

Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

The table below summarizes our return on average total assets and return on average net asset value for the three and nine months ended September 30, 2016 and 2015.

Returns on Net Asset Value and Total Assets	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net investment income	$6,495	$4,671	$18,181	$15,911
Net increase in net assets	11,435	5,715	4,181	15,502

Average net asset value (1)	210,740	241,397	220,869	211,251
Average total assets (1)	331,397	316,943	322,708	305,048

Net investment income to average net asset value (2)	12.3%	7.7%	11.0%	10.1%
Net increase in net assets to average net asset value (2)	21.6%	9.4%	2.5%	9.8%

Net investment income to average total assets (2)	7.8%	5.8%	7.5%	7.0%
Net increase in net assets to average total assets (2)	13.7%	7.2%	1.7%	6.8%

(1)	The average net asset values and the average total assets are computed based on daily balances.
(2)	Percentage is presented on an annualized basis.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes are considered to be our critical accounting policies and estimates. These have been disclosed under “Significant Accounting Policies” in the notes to consolidated financial statements described in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 14, 2016. We have not made any changes to the policy in the three and nine months ended September 30, 2016 as disclosed in our notes to the condensed consolidated financial statements in this Form 10-Q.

Liquidity and Capital Resources

During the nine months ended September 30, 2016, cash used by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “-Results of Operations,” was approximately $34.4 million and cash provided by financing activities was approximately $16.5 million due to $39.0 million of borrowings under our Credit Facility, partially offset by approximately $16.1 million in dividend distribution, approximately $5.4 million in repurchase of common stock and approximately $1.1 million in payments of Credit Facility costs, which are deferred and expensed over the term of the Credit Facility. As of September 30, 2016, cash, including restricted cash, was approximately $20.8 million.

For the nine months ended September 30, 2015, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “-Results of Operations,” was approximately $9.9 million and cash provided by financing activities, including net proceeds from issuance of common stock and net proceeds from issuance of 2020 Notes, net repayment of borrowings and dividend distributions, was approximately $30.1 million. As of September 30, 2015, cash, including restricted cash, was approximately $50.4 million.

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

As of September 30, 2016 and December 31, 2015, we had outstanding borrowings of $57.0 million and $18.0 million, respectively, under our Credit Facility, which is included in the condensed consolidated statements of assets and liabilities. We had $143.0 million and $182.0 million of remaining capacity on our Credit Facility as of September 30, 2016 and December 31, 2015, respectively.

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

The tables below provide a summary of when payments are due under our Credit Facility and 2020 Notes as of September 30, 2016 and December 31, 2015.

Payments Due By Period	As of September 30, 2016
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$57,000	$—	$57,000	$—	$—
2020 Notes	54,625	—	—	54,625	—
Total	$111,625	$—	$57,000	$54,625	$—

Payments Due By Period	As of December 31, 2015
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$18,000	$—	$18,000	$—	$—
2020 Notes	54,625	—	—	54,625	—
Total	$72,625	$—	$18,000	$54,625	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of September 30, 2016 and December 31, 2015, our unfunded commitments to eight companies and twelve companies, respectively, totaled $115.5 million and approximately $190.0 million, respectively. The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (dollars in thousands)	As of September 30, 2016	As of December 31, 2015
Dependent on milestones	$38,000	$50,000
Expiring during:
2016	38,500	164,961
2017	72,000	25,000
2018	5,000	—

Growth capital loans	115,500	185,750
Equipment leases	—	4,211

*    Does not include $20.0 million backlog of potential future commitments. See “-Investment Activity-Backlog of Potential Future Commitments” above.

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

The fair value at the inception of the agreement of the delay draw credit agreements with our customers is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of September 30, 2016 and December 31, 2015, the fair value for these unfunded commitments totaled approximately $1.4 million and $1.1 million, respectively, and was included in “other accrued expenses and liabilities” in our condensed consolidated statements of assets and liabilities.

As of September 30, 2016, we had a payable of approximately $80.0 million in face value due October 4, 2016, for the acquisition of U.S. Treasury bills. On October 4, 2016, we sold the U.S. Treasury bills and settled the payable in full. As of December 31, 2015, we had a payable of approximately $70.0 million due January 5, 2016, for the acquisition of U.S. Treasury bills. On January 5, 2016, we sold the U.S. Treasury bills and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received during the three months ended September 30, 2016. As of September 30, 2016 and December 31, 2015, the outstanding obligations totaled approximately $3.3 million and $3.1 million, respectively.

Off-Balance Sheet Arrangements

Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2016 and December 31, 2015, our off-balance sheet arrangements consisted of $115.5 million and approximately $190.0 million, respectively, of unfunded commitments, of which $38.0 million and $50.0 million, respectively, was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them.

Our credit agreements with our customers contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company.

The table below provides our unfunded commitments by customer as of September 30, 2016 and December 31, 2015.

Unfunded Commitments* (dollars in thousands)	As of September 30, 2016	As of December 31, 2015
Birchbox, Inc.	$—	$15,000
Birst, Inc.	5,500	22,500
Cambridge Broadband Network Limited	1,000	—
CipherCloud, Inc.	—	25,000
Dollar Shave Club, Inc.	—	20,000
Farfetch UK Limited	15,000	—
Eero, Inc.	15,000	—
FinancialForce.com, Inc.	30,000	—
HouseTrip Limited	—	250
Jasper Technologies, Inc.	—	20,000
MapR Technologies, Inc. (Equipment Lease)	—	2,936
MapR Technologies, Inc.	—	20,000
Medallia, Inc.	—	20,000
Optoro, Inc.	25,000	25,000
Rent the Runway, Inc.	9,000	8,000
Simplivity Corporation (Equipment Lease)	—	1,275
WorldRemit Ltd.	15,000	10,000
Total	$115,500	$189,961

*    Does not include $20.0 million backlog of potential future commitments. See “-Investment Activity-Backlog of Potential Future Commitments” above.

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

To the extent our taxable earnings fall below the total amount of our distributions for the year, a portion of those distributions may be deemed a return of capital to our stockholders. Our Adviser monitors available taxable earnings, including net investment income and realized capital gains, to determine if a return of capital may occur for the year. The tax character of distributions will be determined at the end of the taxable year. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year.

The following table summarizes our cash distributions per share since March 5, 2014 (commencement of operations).

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

(1)	Represents a special dividend.

(2)    The amount of this initial dividend reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 through March 31, 2014.

For the three months ended September 30, 2016 and for the year ended December 31, 2015, dividends paid were comprised of interest-sourced dividends (qualified interest income) in amounts equal to 94.7% and 95.1% of total dividends paid, respectively.

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

We have also adopted a Code of Business Conduct and Ethics which applies to our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Business Conduct and Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Business Conduct and Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Business Conduct and Ethics. As required by the NYSE corporate governance listing standards, the Audit Committee of our board of directors (the “Board”) is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Recent Developments

Distributions

On November 7, 2016, we announced that our Board declared a $0.36 per share distribution, payable on December 16, 2016, to stockholders of record on November 30, 2016.

Recent Portfolio Activity

From October 1, 2016, through November 7, 2016, we closed $2.5 million of additional debt commitments and funded $4.5 million in new investments. TPC’s direct originations platform entered into $12.5 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

Other

Subsequent to the end of the third quarter, the Board extended our existing $25 million share repurchase program to October 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings and in the relative values of our portfolio that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a change in market interest rates will not have a material adverse effect on our net investment income. Because a majority of our loans in our existing portfolio, as of September 30, 2016, have a fixed interest rate, the fair values of these loans may fluctuate from changes in market interest rates.

As of September 30, 2016, a majority of the debt investments (approximately 63%) in our debt investment portfolio bore interest at fixed rates with approximately $108.3 million in principal balance of loans outstanding subject to floating interest rates, all of which have interest rate floors and some of them have interest rate caps for a limited period. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Credit Facility bears interest at a floating rate. Our 2020 Notes bear interest at a fixed rate. As of September 30, 2016, our floating rate borrowings totaled $57.0 million, so an increase in interest rates would currently benefit us as we would generate additional interest income in excess of the additional interest expense. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2016 condensed consolidated statement of assets and liabilities.

Change in Interest Rates (dollars in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$2,856	$(1,739)	$1,117
Up 200 basis points	$1,918	$(1,159)	$759
Up 100 basis points	$979	$(580)	$399
Up 50 basis points	$510	$(290)	$220
Down 25 basis points	$(275)	$145	$(130)

This analysis is indicative of the potential impact on our investment income as of September 30, 2016, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2016, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Changes in Internal Controls Over Financial Reporting

     Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 14, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Dividend Reinvestment Plan

During the three months ended September 30, 2016, we issued 26,527 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended September 30, 2016 was approximately $0.3 million.  Other than shares issued under our dividend reinvestment plan during the three months ended September 30, 2016, we did not sell any unregistered equity securities.

(b)	Stock Repurchase Plan

In October 2015, our Board authorized the repurchase of up to $25 million of our common stock at prices below our net asset value per share as reported in our most recent financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time.  Any repurchases by us will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934 and any applicable requirements of the Investment Company Act of 1940. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.  Our Board extended this $25 million share repurchase program to October 31, 2017, or until the approved dollar amount has been used to repurchase shares. During the three months ended September 30, 2016, we repurchased 295,744 shares of common stock at an average price of $11.41 per share resulting in approximately $3.4 million. The following table outlines repurchases of our common stock that we made during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value (or Maximum Number) of Shares that May Yet Be Purchased Under the Program (dollars in thousands)
July 1, 2016 to July 31, 2016	—	$—	—	$17,447
August 1, 2016 to August 31, 2016	295,744	$11.41	295,744	$14,072
September 1, 2016 to September 30, 2016	—	$—	—	$14,072
Total	295,744		295,744

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

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: November 7, 2016	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 7, 2016	By:	/s/ Harold F. Zagunis
Harold F. Zagunis, Chief Financial Officer (Principal Financial and Accounting Officer)