Form 10-K
period 2016-12-31
TriplePoint Venture Growth BDC Corp.
filed 2017-03-13
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

(Address of principal executive office)

(650) 854-2090

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 6.75% Notes due 2020	The New York Stock Exchange The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2016 based on the closing price on that date of $10.59 on the New York Stock Exchange was $169.6 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 15,980,768 shares of the Registrant’s common stock outstanding as of March 10, 2017.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2017 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

TRIPLE POINT VENTURE GROWTH BDC CORP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

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

We serve as the primary financing source for the venture growth stage business segment of TriplePoint Capital LLC’s global investment platform. Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending with warrants to venture growth stage companies focused in technology, life sciences and other high growth industries which are backed by TPC’s select group of leading venture capital investors.

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

In February 2014, we entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements (“Credit Facility”). In August 2014, we amended the Credit Facility to increase the total commitments by $50.0 million to $200.0 million in aggregate. Effective as of a January 2016 amendment to the Credit Facility, borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including

LIBOR and commercial paper rates, plus (ii) a margin of 3.0% during the Credit Facility’s revolving period. The revolving period under the amended Credit Facility expires in February 2018.

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

TriplePoint Capital, Adviser, and Administrator

TriplePoint Capital

TriplePoint Capital is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. TPC is located on Sand Hill Road in Silicon Valley and has a primary focus in technology, life sciences and other high growth industries. TPC’s portfolio of venture capital-backed companies included and/or includes widely recognized and industry-leading companies, including, among others, Facebook, YouTube, AppNexus, Bloom Energy, Chegg, Etsy, Oncomed, Proteolix, Ring Central, Ruckus Wireless, Segway, Shazam, Splunk, Square, Varonis, and Workday.

TPC’s global investment platform serves venture capital-backed companies backed by its select group of leading venture capital investors across all stages of development of a venture capital-backed company’s lifecycle with dedicated business segments focused on providing creative, flexible and customized debt financings and complementary services at each stage. TPC categorizes venture capital-backed companies into the following five lifecycle stages of development: seed, early, later, venture growth and public. For additional information on how we define each market stage, see “Business—Market Opportunity. In addition, TPC has a business segment targeting equity investing in seed, early and later stage venture capital-backed companies called TriplePoint Ventures. TPC also has a “fund of funds” business segment which seeks to selectively invest in venture capital funds established by certain of its select group of leading venture capital investors.

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

Category	Category Definition	Action Item
Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.

White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. All new loans are initially graded White.	Contact portfolio company regularly in no event less than quarterly.

Yellow (3)	Performing generally below expectations and/or some proactive concern. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact investors.

Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.	Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact investors regularly; our Adviser forms a workout group to minimize risk of loss.

Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.

The following table shows the credit rankings for the portfolio companies that had outstanding obligations to us as of December 31, 2016.

	As of December 31, 2016
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$129,878	36.1%	4
White (2)	166,908	46.4	11
Yellow (3)	51,014	14.2	2
Orange (4)	12,207	3.3	2
Red (5)	—	—	—
	$360,007	100.0%	19

As of December 31, 2016, the weighted average investment ranking of our debt investment portfolio was 1.85. During the year ended December 31, 2016, there were seven changes within the credit categories. Three borrowers, Fuze, Inc. (fka Thinking Phones Networks Inc.) with a principal balance of $40.0 million, Rent the Runway, Inc. with a principal balance of $22.0 million and Farfetch UK Limited with a principal balance of $20.0 million were upgraded from White (2) to Clear (1). One borrower, Simplivity Corporation, with a principal balance of $41.6 million was downgraded from Clear (1) to White (2) and subsequently upgraded back to Clear (1). One borrower, Virtual Instruments, Inc. with a principal balance of $31.2 million was upgraded from Orange (4) to Yellow (3). One borrower, Xirrus, Inc., with a principal balance of $20.5 million was downgraded from White (2) to Yellow (3). One borrower, KnCMiner AB, with a principal balance of $5.6 million was downgraded from White (2) to Yellow (3) and subsequently to Orange (4).

SBIC

We have submitted our management assessment questionnaire and supporting documentation as part of the Small Business Investment Company, or “SBIC”, program application process in order to obtain a SBIC license from the U.S. Small Business Administration, or “SBA,” as we believe that it will further our investment strategy and enhance our returns.  The SBIC would be allowed to issue SBA-guaranteed debentures up to a maximum of $150 million under current SBIC regulations, subject to required capitalization of the SBIC subsidiary and other requirements.  SBA guaranteed debentures generally have longer maturities and lower interest rates than other forms of debt that may be available to us, and we believe therefore would represent an attractive source of debt capital. There is no assurance that our application for an SBIC license will be approved, or that, if approved, we will be able to draw up to the maximum amount of leverage funds available under the SBIC program.

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

Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which expose them to a wider variety of investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to tax as a RIC.

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

Board Approval of the Investment Advisory Agreement

The Investment Advisory Agreement between us and our Adviser was initially approved by our Board at an in-person meeting in November 2013 and entered into in February 2014. Our Board most recently determined to re-approve the Investment Advisory Agreement at an in-person meeting held in October 2016. In reaching a decision to re-approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by the Adviser;
•

the Company’s investment performance relative to comparable business development companies managed by other advisers, and concluded that such advisory and other services are satisfactory and the Company’s investment performance is reasonable;

•

comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives, and concluded that the current fee structure is reasonable;

•

the Company’s projected operating expenses and expense ratio compared to business development companies with similar investment objectives, and concluded that the Company’s projected operating expenses and expense ratio are reasonable;

•

any existing and potential sources of indirect income to the Adviser or the Administrator from their relationships with us and the profitability of those relationships, and concluded that the direct and indirect costs, including the allocation of such costs, are reasonable;

•

information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement, and concluded that the services to be performed and the personnel of the Adviser have extensive experience and are well qualified to provide advisory and other services to the Company;

•

the organizational capability, financial condition and profitability of the Adviser and its affiliates, and concluded that the organizational capability, financial condition and profitability of the Adviser and its affiliates are reasonable; and

•

the possibility of obtaining similar services from other third party service providers or through an internally managed structure, and concluded that our current externally managed structure with the Adviser as our investment adviser was satisfactory.

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

Payments under the Administration Agreement are equal to an amount equal to our allocable portion (subject to the review of our Board) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, our Administrator is paid an additional amount based on the services provided, which shall not exceed the amount we receive from such companies for providing this assistance. The Administration Agreement between us and the Administrator was initially approved by our Board at an in-person meeting in November 2013 and was entered into in February 2014. Our Board most recently determined to re-approve the Administration Agreement at an in-person meeting held in October 2016. In connection with such approval the Board, including a majority of independent directors, reviewed the compensation we pay to the Administrator to determine that the provisions of the Administrative Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under the Administration Agreement are reasonable in light of the services provided. The Board also reviewed the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and the affiliates of TPC. The Board then assessed the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services. The Board also considered the possibility of obtaining such services from a third-party and whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compared the total amount paid to the Administrator for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.

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

Quarterly Determinations

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
•

At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm. However, the Board does not intend to have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10.0% of our gross assets) independently reviewed, given the expenses involved in connection therewith;

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

Material U.S. Federal Income Tax Considerations

Taxation of the Company

We have elected to be treated and intend to qualify each year as a RIC under Subchapter M of the Code. As a RIC, we generally do not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute (or are deemed to timely distribute) to our stockholders as dividends.

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

Debt Instruments. In certain circumstances, we may be required to recognize taxable income prior to which we receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with an end-of-term payment and/or PIK interest payment or, in certain cases, increasing interest rates or issued with warrants), we must include in taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest, deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock, or certain income with respect to equity investments in foreign corporations. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though we will not have received any corresponding cash amount.

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

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, and if certain cure provisions described below are not available, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets that are applicable to us are the following:

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

Under Section 55(b) of the 1940 Act, the value of a BDC’s assets shall be determined as of the date of the most recent financial statements filed by such company with the SEC pursuant to Section 13 of the 1934 Act, and shall be determined no less frequently than annually.

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

Codes of Ethics

We and our Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establish procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, each code of ethics is incorporated by reference as an exhibit to this annual report on Form 10-K, and is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102.

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

Proxy Voting Records

You may obtain information without charge about how our Adviser voted proxies by making a written request for proxy voting information to: 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025, Attention: Corporate Secretary.

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

Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act and we have taken and will continue to be able to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period. In addition, we have irrevocably opted-out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, we comply with new or revised accounting standards on the same time frames as other public companies that are not “emerging growth companies.”

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

Risks Relating to our Business and Structure

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially negative impact on our business, financial condition and results of operations.

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

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. The federal debt limit has been suspended since November 2, 2015, but the limit is set to be reinstated on March 15, 2017. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. In addition, the impact of the federal debt ceiling or any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In the past, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. The global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. Brexit has created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. One or more of our competitors may have or develop relationships with TPC’s select group of leading venture capital investors. We may also be limited in our ability to make an investment pursuant to the restrictions under the 1940 Act to the extent one or more of our affiliates has an existing investment with such obligor. Additionally, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which expose them to a wider variety of investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to tax as a RIC.

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

We will be subject to corporate-level income tax and may default under the Credit Facility if we are unable to qualify or maintain our qualification and tax treatment as a RIC under Subchapter M of the Code.

To qualify for tax treatment as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC generally is satisfied if we distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify for tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of funds available for distributions to our stockholders and the amount of funds available for new investments.

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

In order to maintain our ability to be subject to tax as a RIC, we will be required to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders. As a result, these earnings will not be available to fund new investments. As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. This limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous for us to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings.

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

To the extent original issue discount instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of our income, investors will be exposed to typical risks associated with such income that are required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) an election to defer PIK interest payments by adding them to loan principal increases our gross assets, thus increasing our investment adviser’s future base management fees, and increases future investment income, thus increasing the Adviser’s future income incentive fees at a compounding rate; (d) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash; (e) because original issue discount income is accrued without any cash being received by us, required cash distributions may have to be paid from offering proceeds or the sale of our assets without investors being given any notice of this fact; (f) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (g) even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan; (h) original issue discount creates risk of non-refundable cash payments to the advisor our investment adviser on-cash accruals that may never be realized; and (i) because original issue discount will be included in our “investment company taxable income” for the year of the accrual, we may be required to make distributions to shareholders to satisfy the annual distribution requirement applicable to RICs, even where we have not received any corresponding cash amount.

Since, in these cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to maintain our tax treatment as a RIC and to avoid a 4% U.S. federal excise tax on certain of our undistributed income. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain sufficient cash from other sources, we may fail to qualify for tax treatment as a RIC and thus be subject to corporate-level income tax.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock or warrants, options or rights to acquire our common stock that expire more than 120 days from issuance, at a price below then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and you may experience dilution.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets). Legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

We finance certain of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.

We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. As of December 31, 2016, we have $115.0 million outstanding under our Credit Facility and $54.6 million outstanding on our 2020 Notes, before reducing the unamortized debt issuance costs. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and 2020 Notes and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

In addition, the Credit Facility imposes, and any debt facilities we may enter into in the future may impose, financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our ability to be subject to tax treatment as a RIC under the Code.

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

Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.

Most of our investments take the form of secured loans, warrants and direct equity that are not publicly traded. The fair value of loans and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820. This means that our valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of the fair value of our investments require significant management judgment or estimation. We retain the services of one or more independent third-party valuation firms to review the valuation of these loans and other investments. The valuation for each portfolio investment, including our Level 3 investments, is reviewed at least annually by an independent third-party valuation firm. However, the Board does not intend to have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10.0% of our gross assets) reviewed by an independent third-party valuation firm, given the expenses involved in connection therewith. The Board quarterly discusses valuations and determines, in good faith, the fair value of each investment in our portfolio based on the input of our investment adviser, the independent third-party valuation firm and the Valuation Committee. The types of factors that our Board takes into account in determining the fair value of our investments generally include, as appropriate, such factors as yield, maturity and measures of credit quality, the enterprise value of the company, the nature and realizable value of any collateral, the company’s ability to make payments and its earnings and discounted cash flow, our assessment of the support of their venture capital investors, the markets in which the company does business, comparisons to similar publicly traded companies and other relevant factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and other investments existed. Our net asset value could be materially and adversely affected if our determinations regarding the fair value of our loans and other investments were materially higher than the values that we ultimately realize upon the disposal of such loans and other investments.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our originations and underwriting processes, the interest rate payable on the secured loans we acquire, any prepayment made on our secured loans, the timing and amount of any warrant or equity returns, the timing of any drawdowns requested by our borrowers, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are an emerging growth company under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an emerging growth company as defined in the JOBS Act for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period. For so long as we remain an emerging growth company we have taken and will continue to be able to to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the

Sarbanes-Oxley Act of 2002, as amended, or the “Sarbanes-Oxley Act,” reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we have irrevocably opted-out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the “Securities Act,” for complying with new or revised accounting standards. As a result, we comply with new or revised accounting standards on the same time frames as other public companies that are not “emerging growth companies.” We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change.  Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.  In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The U.S. subsequently ratified the Paris Agreement, and it entered into force on November 4, 2016. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.

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

Our business is highly dependent on the communications and information systems of our Adviser. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Adviser and third-party service providers. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cyber security protection and insurance costs, litigation and damage to our business relationships. In addition, certain of these systems are provided to our Adviser by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, sudden electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes, and hurricanes, events arising from local or larger scale political or social matters, including terrorist attacks, and cyber attacks could cause delays or other problems in our activities. Any of the above in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

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

Although our Adviser has adopted a compliance program which includes conflicts of interest policies and procedures, that are designed to mitigate the potential actual or perceived conflicts between us, on the one hand, and TPC and its affiliates, on the other hand, it may not eliminate all potential conflicts. TPC and its affiliates may have previously made investments in secured loans, together with, in many cases, attached equity “kickers” in the form of warrants, and direct equity investments in some of the same venture growth stage companies in which we expect to invest. In certain of these circumstances, we may have rights and privileges that give us priority over others associated with the issuer, such as TPC or its affiliates. These rights, if exercised, could have a detrimental impact on the value of the investment made by TPC or its affiliates in the issuer, and as a result our Adviser may not exercise the Company’s rights if the Adviser believes TPC or its affiliates would be disadvantaged by the Company taking such action, even if it is in the best interests of our stockholders. In addition, our Adviser may be subject to a conflict in seeking to make an investment in an issuer in which TPC or its affiliates have already invested, and we may still choose to make such investment, where permissible, subject to the approval of a majority of our directors who have no financial interest in the investment and a majority of our independent directors. In such a scenario, our Adviser may be influenced to make an investment or take actions in order to protect the interests of TPC or its affiliates in the issuer.

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

Our total investment in an individual company may be significant. As a result, if a significant investment fails to perform as expected, it may be subject to multiple credit rating downgrades on our internal rating scale within a short period of time. As a result of such deterioration in the performance of a significant investment, our financial condition, results of operations and cash flows could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies.

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

As of December 31, 2016, our unfunded obligations to nine portfolio companies totaled approximately $117.4 million. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded or any future obligations will be drawn by the venture growth stage companies. Of these unfunded commitments, $60.0 million are dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to the portfolio company. Of the approximately $117.4 million of unfunded obligations, approximately $102.4 million expire during 2017, $10.0 million expire during 2018, and $5.0 million expire during 2019 if not drawn prior to expiration. In addition, of the approximately $117.4 million of unfunded obligations, $113.0 million represent obligations for growth capital loans and approximately $4.4 million for equipment financing. Fifteen funding commitments to twelve customers expired during the year ended December 31, 2016. We entered into commitments with certain portfolio companies which permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2016, this backlog of potential future commitments totaled $40.0 million.

The actual borrowing needs of our portfolio companies may exceed our expected funding requirements, especially during a challenging economic environment when our portfolio companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, an increasing cost of credit or the limited availability of financing from venture capital firms. In addition, investors in some of our portfolio companies may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may increase our portfolio companies’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our portfolio companies may have a material adverse effect on our business, financial condition and results of operations. We intend to use cash flow from normal and early principal repayments, indebtedness, any proceeds from any subsequent equity or debt offerings, and available cash to fund our outstanding unfunded obligations. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due. We may rely on assumptions, estimates, assurances and other information related to potential non-utilization of unfunded commitments by our portfolio companies as well as related to potential exit events, principal prepayments, and fee payments.  To the extent these assumptions, estimates, assurances and other information are incorrect or events are delayed, we may not be able to fund commitments as they come due. To the extent we are not able to fund commitments as they come due, we may be forced to sell assets, modify the terms of our commitments or default on our commitments, and as a result, our business could be materially and adversely affected.

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

The business and operating results of our venture growth stage companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent quarters shown signs of recovery from the global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. Any conflict or uncertainty, including due to regulatory changes, natural disasters, public health concerns, political unrest or safety concerns, could harm their financial condition and results of operations and cash flows. In addition, if the government of any country in which products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm the business of our venture growth stage companies.

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

The lack of liquidity in our investments may materially and adversely affect our ability to meet our investment objectives.

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

Our investment strategy contemplates making secured loans to companies with foreign operations. As of December 31, 2016, 16.0% of our portfolio consisted of companies not domiciled in the United States as they did not have their principal place of business in the United States. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies or U.S. companies with no foreign operations. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations in our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies or U.S. companies with no foreign operations.

We may expose ourselves to risks resulting from our use of interest rate hedging transactions.

As of December 31, 2016, 55% of our portfolio had a fixed interest rate. The remaining 45% of our portfolio had a floating interest rate indexed to the prime rate. Our Credit Facility bears interest at a floating rate indexed to LIBOR. We may utilize instruments such as interest rate swaps, caps, collars and/or floors to seek to hedge against fluctuations in the relative values of our fixed-rate portfolio positions and/or to hedge against the impact on our net investment income from changes in market interest rates. When we engage in interest rate hedging transactions, we may expose ourselves to risks associated with such transactions. We believe that any hedging transactions that we enter into in the future will not be considered “qualifying assets” under the 1940 Act, which may limit our hedging strategy more than other companies that are not subject to the 1940 Act.

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

Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan and participating stockholders can experience dilution in the value of their shares if we distribute shares through our dividend reinvestment plan at a price below the then current NAV.

All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan may be reinvested in newly-issued shares of our common stock. As a result, our stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time. In addition, we may distribute shares through our dividend reinvestment plan at a price that is below the then current NAV, which would result in dilution of the value of the shares held by stockholders who participate in our dividend reinvestment plan.

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

Price Range of Common Stock

Our common stock is traded on the NYSE under the symbol “TPVG.” The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or “NAV,” and distributions per share for each fiscal quarter during the two most recently completed fiscal years as reported on the NYSE.

		Closing Sales Price (2)		Premium/ (Discount) of High Sales	Premium/ (Discount) of Low Sales	Declared
Period	NAV (1)	High	Low	Price to NAV (3)	Price to NAV (3)	Distributions
Fourth Quarter of 2016	$13.51	$12.99	$10.43	(3.8)%	(22.8)%	$0.36
Third Quarter of 2016	$13.44	$12.00	$10.45	(10.7)%	(22.2)%	$0.36
Second Quarter of 2016	$13.05	$10.87	$10.21	(16.7)%	(21.8)%	$0.36
First Quarter of 2016	$13.40	$12.17	$8.95	(9.2)%	(33.2)%	$0.36
Fourth Quarter of 2015	$14.21	$12.47	$10.33	(12.2)%	(27.3)%	$0.36
Third Quarter of 2015	$14.52	$13.47	$10.08	(7.2)%	(30.6)%	$0.36
Second Quarter of 2015	$14.54	$14.44	$13.24	(0.7)%	(8.9)%	$0.36
First Quarter of 2015	$14.48	$15.13	$13.73	4.5%	(5.2)%	$0.36

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Closing sales price as provided by the NYSE.
(3)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV and subtracting 1.

On March 10, 2017, the reported sales price of our common stock was $13.15 per share. As of March 10, 2017, we had 10 stockholders of record.

Distributions

It is our intention to distribute all or substantially all of our taxable income earned over the course of the year; thus, no provision for income tax has been recorded in our consolidated statements of operations through December 31, 2016. For the year ended December 31, 2016, total distributions of $1.44 per share were declared and paid, of which approximately $1.20 of the declared distributions represents a return of capital and the balance represents a distribution of ordinary income. On March 13, 2017, we announced that our Board declared a first quarter 2017 dividend of $0.36 per share payable on April 17, 2017, to stockholders of record on March 31, 2017. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. The amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For purposes of issuing and publishing the Rule 19a-1 notice required under the 1940 Act, we will calculate both our current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constituted a return of capital to our stockholders. While such distributions are not taxable, they reduce a shareholder’s basis in his, her, or its shares of common stock, which may result in the shareholder recognizing more taxable capital gains, or a lower capital loss, when the shares of common stock are eventually sold.

We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code, beginning with our taxable year ended December 31, 2014. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2014 and 2015, we were subject to a 4% U.S. excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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

The following table summarizes our cash distributions per share that have been authorized by our board of directors since our initial public offering. From March 5, 2014 (commencement of operations) to December 31, 2015, these distributions represent ordinary income as our earnings exceed distributions. Approximately $1.20 per share of the distributions during the year ended December 31, 2016 represent a return of capital.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

_______________

(1)	Represents a special distribution.
(2)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock from March 6, 2014 (the first day of trading following our initial public offering) to December 31, 2016 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 6, 2014, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph also assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Sections 18 of, the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS

For the Period from March 5, 2014 (TPVG’s IPO) to December 31, 2016

Our IPO was priced at $15.00 per share and the chart is based on what our stock price was at the end of the first trading day, which was $15.65 per share.

Sales of Unregistered Securities

During the year ended December 31, 2016, we issued 164,718 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the year ended December 31, 2016 was approximately $1.7 million.  Other than shares issued under our dividend reinvestment plan during the year ended December 31, 2016, we did not sell any unregistered equity securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the fourth quarter of the fiscal year ended December 31, 2016.

Item 6.	Selected Financial Information

The following selected financial and other data for the years ended December 31, 2016, December 31, 2015 and for the period from March 5, 2014 (commencement of operations) through and as of December 31, 2014, respectively, has been derived from our audited financial statements. This data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. Historical data is not necessarily indicative of results to be expected for any future period.

Selected Financial Information (dollars in thousands, except per share data)	For the Year Ended December 31, 2016 or as of December 31, 2016	For the Year Ended December 31, 2015 or as of December 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014 or as of December 31, 2014
Statement of Operations Data:
Total investment and other income	$43,635	$42,086	$25,346
Base management fee	5,525	5,428	2,723
Income and capital gains incentive fee	2,775	4,064	2,865
Interest expense and amortization of fees	7,859	6,285	3,897
All other operating expenses	4,465	4,350	3,053
Net investment income	23,011	21,959	12,808
Net realized losses on investments	(20,718)	(317)	—
Net change in unrealized gains (losses) on investments	8,833	(6,121)	1,483
Net increase in net assets resulting from operations	11,126	15,521	14,291
Share Data:
Net investment income per share	$1.42	$1.46	$1.30
Net realized loss per share	$(1.28)	$(0.02)	$—
Net change in unrealized gains (losses) per share	$0.55	$(0.40)	$0.15
Net increase in net assets per share	$0.69	$1.03	$1.45
Distributions per share	$1.44	$1.44	$1.22
Basic and diluted weighted average shares of common stock outstanding	16,160,043	15,041,088	9,869,860
Common stock outstanding at period end	15,980,768	16,302,036	9,924,171
Balance Sheet Data at Period End:
Investments at fair value	$374,311	$271,717	$257,971
Short-term investments at fair value	39,990	69,995	49,995
Cash and restricted cash	15,478	38,479	14,939
Other assets	4,443	2,132	3,424
Total assets	434,222	382,323	326,329
Revolving Credit Facility	115,000	18,000	118,000
2020 Notes, net	53,288	52,910	—
Payable for U.S. Treasury bill assets	39,990	69,998	49,998
Other liabilities	10,081	9,769	13,352
Total liabilities	218,359	150,677	181,350
Net assets	215,863	231,646	144,979
Other Data:
Number of portfolio companies	33	34	27
Weighted average portfolio yield on debt investments during period	14.4%	17.0%	15.4%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about TriplePoint Venture Growth BDC Corp., our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this annual report on Form 10-K include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our relationships with third parties including venture capital investors;
•	the impact and timing of our unfunded commitments;
•	the expected market for venture capital investments;
•	the performance of our existing portfolio and other investments we may make in the future;
•	the impact of investments that we expect to make;
•	actual and potential conflicts of interest with TPC and TPVG Advisers LLC’s (“Adviser”) and its senior investment team and Investment Committee;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the ability of our Adviser to attract, retain and have access to highly talented professionals, including our Adviser’s senior management team;
•	our ability to qualify and maintain our qualification as a RIC and as a BDC;
•	the adequacy of our cash resources and working capital; and
•	the timing of cash flows, if any, from the operations of our portfolio companies.

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

We serve as the primary financing source for the venture growth stage business segment of TriplePoint Capital LLC’s global investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. TPC is located on Sand Hill Road in Silicon Valley and has a primary focus in technology, life sciences and other high growth industries.

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

In February 2014, we entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements (“Credit Facility”). In August 2014, we amended the Credit Facility to increase the total commitments by $50.0 million to $200.0 million in aggregate. Effective as of a January 2016 amendment to the Credit Facility, borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 3.0% during the Credit Facility’s revolving period. The revolving period under the amended Credit Facility expires on February 21, 2018 and the maturity date of the Credit Facility is February 21, 2019.

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

As of December 31, 2016, we had 99 investments in 33 companies and our four largest portfolio companies represented approximately 38% of our portfolio investments. Our investments included 63 debt investments, 29 warrant investments, and 7 direct equity and related investments. As of December 31, 2016, the total cost and fair value of these investments were approximately $370.1 million and approximately $374.3 million, respectively. As of December 31, 2016, one of our customers was publicly traded. As of December 31, 2016, the 63 debt investments with an aggregate fair value of approximately $360.0 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 8.6%. Enterprise value of the borrower is estimated based on information available, including any information regarding the most recent rounds of borrower funding.

As of December 31, 2015, we had 85 investments in 34 companies and our four largest portfolio companies represented approximately 43.7% of our portfolio investments. Our investments included 47 debt investments, 31 warrant investments, and seven direct equity investments. As of December 31, 2015, the total cost and fair value of these investments were approximately $276.4 million and approximately $271.7 million, respectively. As of December 31, 2015, two of our customers were publicly traded. As of December 31, 2015, the 47 debt investments with an aggregate fair value of approximately $259.6 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 19.2%. Enterprise value of the borrower is estimated based on information available, including any information regarding the most recent rounds of borrower funding. Excluding the debt investment to Intermodal Data, Inc. (due to its foreclosure agreement to purchase certain assets and assume the outstanding obligations - see further discussion in “Asset Quality” section), the weighted average loan to enterprise value at the time of underwriting ratio was approximately 8.6% as of December 31, 2015.

The following tables provide information on the cost, fair value, and net unrealized gains (losses) of our investments in companies along with the number of companies in our portfolio as of December 31, 2016 and December 31, 2015.

	As of December 31, 2016
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$359,059	$360,007	$948	63	19
Warrants	8,034	8,238	204	29	29
Equity investments	3,023	6,066	3,043	7	6
Total Investments in Portfolio Companies	$370,116	$374,311	$4,195	99	33	*

	As of December 31, 2015
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$265,306	$259,585	$(5,721)	47	18
Warrants	7,572	8,067	495	31	31
Equity investments	3,474	4,065	591	7	7
Total Investments in Portfolio Companies	$276,352	$271,717	$(4,635)	85	34	*

______________

*	Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2016 and December 31, 2015.

	As of December 31, 2016
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Database Software	$50,888	13.6%
Business Applications Software	48,065	12.8
E-Commerce - Clothing and Accessories	45,969	12.3
Conferencing Equipment / Services	40,524	10.8
Security Services	34,122	9.1
Wireless Communications Equipment	29,422	7.9
Network Systems Management Software	27,947	7.5
Financial Institution and Services	25,122	6.7
E-Commerce - Personal Goods	22,076	5.9
Shopping Facilitators	20,838	5.6
Biofuels / Biomass	16,065	4.3
Entertainment	7,430	2.0
Restaurant / Food Service	3,146	0.8
General Media and Content	1,422	0.4
Software Development Tools	622	0.2
Travel and Leisure	298	0.1
Multimedia / Streaming Software	166	*
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Business to Business Marketplace	9	*
Total investments in portfolio companies	$374,311	100.0%

	As of December 31, 2015
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Database Software	$42,096	15.5%
E-Commerce - Clothing and Accessories	30,806	11.3
Conferencing Equipment / Services	29,834	11.0
Network Systems Management Software	27,311	10.1
Wireless Communications Equipment	25,640	9.4
E-Commerce - Household Goods	21,385	7.9
Biofuels / Biomass	21,150	7.8
Business Applications Software	14,083	5.2
E-Commerce - Personal Goods	12,005	4.4
Financial Institution and Services	11,541	4.2
Data Storage	10,606	3.9
Entertainment	10,082	3.7
Travel and Arrangement / Tourism	7,078	2.6
Communications software	5,020	1.8
Software Development Tools	740	0.3
General Media and Content	712	0.3
Specialty Retailers	518	0.2
Medical Device and Equipment	426	0.2
Travel and Leisure	298	0.1
Multimedia / Streaming Software	166	0.1
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Business to Business Marketplace	40	*
Total investments in portfolio companies	$271,717	100.0%

______________

*	Less than 0.05%.

The following tables present the product type of our debt investments as of December 31, 2016 and December 31, 2015.

	As of December 31, 2016
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$341,006	94.7%
Equipment leases	15,303	4.3
Equipment loans	3,698	1.0
Total debt investments	$360,007	100.0%

	As of December 31, 2015
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$247,249	95.2%
Equipment leases	9,313	3.6
Equipment loans	3,023	1.2
Total debt investments	$259,585	100.0%

Approximately 18.7% and 18.0% of the debt investments in our portfolio as of December 31, 2016 and December 31, 2015, respectively, based on the aggregate fair value, consisted of growth capital loans where the borrower has a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien.

Investment Activity

During the year ended December 31, 2016, we entered into seventeen new commitments with eight new customers and nine existing customers totaling $286.9 million, funded twenty-eight debt investments for approximately $158.3 million in principal value, acquired warrants representing approximately $2.5 million of value, and made two equity and related investments of approximately $0.2 million.

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

During the year ended December 31, 2016, three of our portfolio companies fully prepaid their outstanding principal of approximately $34.8 million and one of our portfolio companies made a partial principal prepayment of $5.0 million. During the year ended December 31, 2015, six of our portfolio companies fully prepaid their outstanding principal of approximately $73.4 million.

As of December 31, 2016, our unfunded commitments to nine companies totaled approximately $117.4 million; as of December 31, 2015, our unfunded commitments to twelve companies totaled $190.0 million. During the year ended December 31, 2016, $161.2 million in unfunded commitments expired or were terminated and approximately $158.3 million were funded. During the year ended December 31, 2015, $133.5 in unfunded commitments expired or were terminated and approximately $101.3 million were funded. The following table provides additional information on our unfunded commitments regarding milestones, expirations, and the companies’ industries, and types of loans.

Unfunded Commitments* (dollars in thousands)	As of December 31, 2016	As of December 31, 2015
Dependent on milestones	$60,000	$50,000
Expiring during:
2016	—	164,961
2017	102,352	25,000
2018	10,000	—
2019	5,000	—

Growth capital loans	113,000	185,750
Equipment leases and loans	4,352	4,211

_______________

* Does not include $40.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

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

The fair value at the inception of the agreement of the delay draw credit agreements with our customers is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of December 31, 2016 and December 31, 2015, the fair value for these unfunded commitments totaled approximately $1.2 million and $1.1 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.

Our level of investment activity can vary substantially from period to period as our Adviser chooses to slow or accelerate new business originations depending on market conditions, rate of investment of TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, our funding capacity (including availability under our credit facility and our ability or inability to raise equity or debt capital), and other market dynamics.

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the years ended December 31, 2016 and December 31, 2015.

Commitments and Fundings	For the Year Ended December 31,
(dollars in thousands)	2016		2015
Debt Commitments
New customers	$190,000		$144,000
Existing customers	96,850		44,750
Previous customers	—		25,000
Total	$286,850	*	$213,750

Funded Debt Investments	$158,303		$101,289

Equity Investments	$195		$750

Non-Binding Term Sheets	$324,500		$427,000

_______________

* Includes $40.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments

We entered into commitments with certain portfolio companies which permit an increase in the commitment amount in the future in the event that conditions to such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration.  As of December 31, 2016, this backlog of potential future commitments totaled $40.0 million.

Payables

On December 30, 2016, we acquired $40.0 million in U.S. Treasury bills which were subsequently sold on January 4, 2017. On December 31, 2015, we acquired $70.0 million in U.S. Treasury bills which were subsequently sold on January 5, 2016.  For the years ended December 31, 2016 and December 31, 2015, we acquired approximately $270.0 million and $130.0 million, respectively, of U.S. Treasury bills and sold approximately $300.0 million and $110.0 million, respectively, of U.S. Treasury bills. The purchase and sale of U.S. Treasury bills were done to efficiently meet certain diversification tests.

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

As of December 31, 2016, the weighted average investment ranking of our debt investment portfolio was 1.85. During the year ended December 31, 2016, there were seven changes within the credit categories. Three borrowers, Fuze, Inc. (fka Thinking Phones Networks Inc.) with a principal balance of $40.0 million, Rent the Runway, Inc. with a principal balance of $22.0 million and Farfetch UK Limited, with a principal balance of $20.0 million were upgraded from White (2) to Clear (1). One borrower, Simplivity Corporation, with a principal balance of $41.6 million was downgraded from Clear (1) to White (2) and subsequently upgraded back to Clear (1). One borrower, Virtual Instruments, Inc. with a principal balance of $31.2 million was upgraded from Orange (4) to Yellow (3). One borrower, Xirrus, Inc., with a principal balance of $20.5 million was downgraded from White (2) to Yellow (3). One borrower, KnCMiner AB, with a principal balance of $5.6 million was downgraded from White (2) to Yellow (3) and subsequently to Orange (4).

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

The following tables show the credit rankings for the portfolio companies that had outstanding obligations to us as of December 31, 2016 and December 31, 2015.

	As of December 31, 2016
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$129,878	36.1%	4
White (2)	166,908	46.4	11
Yellow (3)	51,014	14.2	2
Orange (4)	12,207	3.3	2
Red (5)	—	—	—
	$360,007	100.0%	19

	As of December 31, 2015
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$43,711	16.9%	2
White (2)	160,988	62.0	12
Yellow (3)	7,078	2.7	1
Orange (4)	47,808	18.4	3
Red (5)	—	—	—
	$259,585	100.0%	18

Results of Operations

Comparison of operating results for the years ended December 31, 2016 and December 31, 2015 and the period from March 5, 2014 (commencement of operations) to December 31, 2014

An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments are the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.

As summarized in the table below, for the year ended December 31, 2016, our net increase in net assets resulting from operations was approximately $11.1 million, which was comprised of approximately $23.0 million of net investment income, partially offset by approximately $20.7 million of net realized losses and approximately $8.8 million of net change in unrealized gains. On a per share basis, net investment income was $1.42 per share and the net increase in net assets from operations was $0.69 per share. Our core net investment income for the year ended December 31, 2016 was approximately $23.0 million, or $1.42 per share (please refer to the reconciliation of net investment income to core net investment income below). For the year ended December 31, 2015, our net increase in net assets resulting from operations was approximately $15.5 million, which was comprised of approximately $21.9 million of net investment income, partially offset by approximately $0.3 million of net realized losses and approximately $6.1 million of net change in unrealized losses. On a per share basis, net investment income was $1.46 per share and the net increase in net assets from operations was $1.03 per share. Our core net investment income for the year ended December 31, 2015 was approximately $21.6 million, or $1.44 per share (please refer to the reconciliation of net investment income to core net investment income below). For the period from March 5, 2014 (commencement of operations) to December 31, 2014, our net increase in net assets resulting from operations was approximately $14.3 million, consisting of approximately $12.8 million in net investment income and approximately $1.5 million of net change in unrealized gains on investments. On a per share basis, net investment income was $1.30 per share and the net change in net assets from operations was $1.45 per share. Our core net investment income for the same period was approximately $13.1 million, or $1.33 per share (please refer to the reconciliation of net investment income to core net investment income below). Since we commenced operations on March 5, 2014, the results of operations for the period ended December 31, 2014 represents only 302 days of operations, as compared to 365 days for the years ended December 31, 2016 and December 31, 2015.

Our investment and other income increased by $1.5 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015 primarily due to the increase in average portfolio balance in 2016.  Operating expenses also increased by $0.5 million during the same period for the following reasons: lower income incentive and capital gains incentive fees of $1.3 million, higher interest expense of $1.6 million primarily due to the issuance of the 2020 Notes in the second half of 2015, increase in general and administrative expenses of $0.1 million and increase in administration agreement expenses of $0.1 million. Net investment income and core net investment income increased during the same period for the reasons noted above. Our investment and other income increased by $16.7 million during the year ended December 31, 2015, as compared to the period from March 5, 2014 (commencement of operations) to December 31, 2014 primarily due to the increase in average portfolio balance and higher prepayment activity in 2015. The year-over-year fluctuations were also due to the lower number of days of operations in 2014. Operating expenses also increased by $7.6 million during the same period for the following reasons: higher base management and incentive fees of $3.9 million due to higher asset balance and higher returns, higher interest expense of $2.4 million due to higher outstanding average balances and issuance of the 2020 Notes in the third quarter of 2015, increase in general and administrative expenses of $0.9 million and administration agreement expenses of $0.4 million primarily due to the difference in number of days of operations in 2014. Net investment income and core net investment income increased during the same period for the reasons noted above.

Net realized losses were approximately $20.7 million for the year ended December 31, 2016 primarily due to the losses on debt investments of two portfolio companies. Net realized losses were approximately $0.3 million for the year ended December 31, 2015 due to the losses on warrants of one portfolio company. There were no realized gains or losses during any period in 2014. Net change in unrealized gains during the year ended December 31, 2016, were $8.8 million as compared to a net change in unrealized losses of $6.1 million during the year ended December 31, 2015 and a net change in unrealized gains of $1.5 million during the period from March 5, 2014 (commencement of operations) to December 31, 2014. These are discussed in more detail in the tables below. Our net increase in net assets from operations changed in each period for the reasons noted above.

The table below presents our statement of operations for the years ended December 31, 2016 and December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Net Increase in Net Assets	For the Year Ended December 31,		For the Period from March 5, 2014 (Commencement of Operations) to December 31,
(dollars in thousands, except per share amounts)	2016	2015	2014
Investment and Other Income
Interest income from investments	$41,767	$39,904	$24,674
Other income
Expirations / terminations of unfunded commitments	1,657	1,741	395
Other fees	211	441	277
Total Investment and Other Income	43,635	42,086	25,346

Operating Expenses
Base management fee	5,525	5,428	2,723
Income incentive fee	2,775	4,360	2,569
Capital gains incentive fee	—	(296)	296
Interest expense and amortization of fees	7,859	6,285	3,897
Administration agreement expenses	1,552	1,517	1,098
General and administrative expenses	2,913	2,833	1,955
Total Operating Expenses	20,624	20,127	12,538

Net investment income	23,011	21,959	12,808

Net realized and unrealized gains (losses) on investments
Net realized losses on investments	(20,718)	(317)	—
Net change in unrealized gains (losses) on investments	8,833	(6,121)	1,483
Net realized and unrealized gains (losses) on investments	(11,885)	(6,438)	1,483

Net Increase in Net Assets Resulting from Operations	$11,126	$15,521	$14,291

Net investment income per share	$1.42	$1.46	$1.30
Net increase in net assets per share	$0.69	$1.03	$1.45
Core net investment income per share	$1.42	$1.44	$1.33
Weighted average shares of common stock outstanding	16,160,043	15,041,088	9,869,860

The table below reconciles generally accepted accounting principles in the United States of America ("GAAP”) net income to core net investment income for the years ended December 31, 2016 and December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Net Investment Income and Core Net Investment Income	For the Year Ended December 31,		For the Period from March 5, 2014 (Commencement of Operations) to December 31,
(dollars in thousands, except per share amounts)	2016	2015	2014
Net Investment Income	$23,011	$21,959	$12,808
Capital gains incentive fee	—	(296)	296
Core Net Investment Income	$23,011	$21,663	$13,104

Net Investment Income per Share	$1.42	$1.46	$1.30
Capital gains incentive fee per share	—	(0.02)	0.03
Core Net Investment Income per Share	$1.42	$1.44	$1.33

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

For the years ended December 31, 2016 and December 31, 2015, no net capital gains were realized and thus no capital gains incentive fee was earned and was payable. During the same periods, we reported approximately $8.8 million in net change in unrealized gains and approximately $6.1 million in net change in unrealized losses, respectively. For the year ended December 31, 2015, we reversed previously accrued capital gains incentive fee of approximately $0.3 million. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, we accrued approximately $0.3 million in capital gains incentive fee.

Investment income includes interest income on our debt investments utilizing the effective yield method and includes cash interest income as well as the amortization of purchase premium, accretion of purchase discount, original issue discount, facility fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the years ended December 31, 2016 and December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014, investment income totaled approximately $41.8 million, $39.9 million and $24.7 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the periods held of approximately 14.4%, 17.0% and 15.4%, respectively. We calculate weighted average annualized portfolio yields for periods shown as the annualized rates of the interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period. The weighted average yields reported for these periods are annualized and reflect the weighted average yields to maturities. Should the portfolio companies choose to repay their loans earlier, our weighted average yields will increase for those debt investments affected but may reduce our weighted average yields on the remaining portfolio in future quarters. The yield on our portfolio, excluding the impact of prepayments, was approximately 13.7%, 15.4% and 14.5%, respectively, for the years ended December 31, 2016 and December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

The following table provides the weighted average annualized portfolio yield on our portfolio comprising of cash interest income, accretion of the net purchase discount, facility fees and the value of warrants received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments.

	For the Year Ended December 31,		For the Period from March 5, 2014 (Commencement of Operations) to December 31,
Portfolio Yield (1)	2016	2015	2014
Weighted average annualized portfolio yield on debt investments	14.4%	17.0%	15.4%
Coupon income	10.4%	10.6%	11.1%
Accretion of discount	0.8%	0.8%	0.4%
Accretion of end-of-term payments	2.5%	4.0%	3.0%
Impact of prepayments during the period	0.7%	1.6%	0.9%
(1)

The yields for periods shown are the annualized rates of interest income or the components of interest income recognized during the period divided by the average amortized cost on debt investments in the portfolio at the beginning of each month in the period.

For the years ended December 31, 2016 and December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014, our total return based on net asset value per share was 8.9%, 9.5% and 10.1%, respectively, and our total return based on stock price was 12.9%, (9.4)% and 7.1%, respectively.

Our weighted average annualized portfolio yield on debt investments may be higher than an investor’s yield on an investment in shares of our common stock. Our weighted average annualized portfolio yield on debt investments does not reflect operating expenses that may be incurred by us. In addition, our weighted average annualized portfolio yield on debt investments and total return figures disclosed above do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. Our weighted average annualized portfolio yield on debt investments and total return based on net asset value (“NAV”) do not represent actual investment returns to stockholders. Our weighted average annualized portfolio yield on debt investments and total return figures are subject to change and, in the future, may be greater or less than the rates set forth above. Total return based on NAV is the change in ending NAV per share plus distributions per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. Total return based on stock price is the change in the ending stock price of the Company’s common stock plus distributions paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning stock price of the Company’s common stock. The total return is for the period shown and is not annualized.

For the year ended December 31, 2016, we recognized approximately $1.9 million in other income consisting of approximately $1.7 million due to the termination or expiration of unfunded commitments and approximately $0.2 million from the realization of certain fees paid by portfolio companies and other income. For the year ended December 31, 2015, we recognized approximately $2.2 million in other income consisting of approximately $1.8 million due to the termination or expiration of unfunded commitments and approximately $0.4 million from the realization of certain fees paid by portfolio companies and other income. For the period from March 5, 2014 (commencement of operations) to December 31, 2014, we recognized approximately $0.7 million in other income consisting of approximately $0.4 million due to the termination or expiration of unfunded commitments and approximately $0.3 million from the realization of certain fees paid by portfolio companies and other income.

Total operating expenses consisting of base management and incentive fees, interest expense, administration agreement expenses, and general and administrative expenses are summarized in the statement of operations table above. In determining the base management fee, our Adviser had agreed to exclude the U.S. Treasury bill assets acquired at the end of the applicable quarters in 2016, 2015 and 2014 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will decrease over time as our portfolio and capital base grow. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. Capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expense will increase as we utilize more of our Credit Facility, and we expect fees per the administration agreement and general and administrative agreements will increase to meet the additional requirements associated with servicing a larger portfolio.

During the year ended December 31, 2016, the net realized losses and net change in unrealized gains were approximately $11.9 million. Our net realized losses totaled $20.7 million, which consisted of realized losses on two debt investments ($14.3 million on Intermodal Data, Inc. and $6.1 million on HouseTrip Limited), and net realized losses of $0.7 million on warrants, which were offset by realized gains of $0.4 million on equity. This was partially offset by other unrealized gains on debt investments of $6.6 million and unrealized gains on warrant and equity investments of $2.2 million resulting in $8.8 million of net unrealized gains recorded during the year ended December 31, 2016. During the year ended December 31, 2015, the net change in realized and unrealized losses was $6.4 million, consisting of $0.3 million of realized losses on warrants and $6.1 million of unrealized losses. Net change in unrealized losses consisted of $6.0 million of net unrealized losses on debt investments and $0.1 million of net unrealized losses on warrant and equity investments. During the period from March 5, 2014 (commencement of operations) to December 31, 2014, the net unrealized gains of $1.5 million consisted of $0.3 million of net unrealized gains on debt investments and $1.2 million of net unrealized gains on warrant and equity investments. There were no realized gains or losses for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

The table below summarizes our return on average total assets and return on average net asset value for the years ended December 31, 2016 and December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Returns on Net Asset Value and Total Assets	For the Year Ended December 31,		For the Period from March 5, 2014 (Commencement of Operations) to December 31,
(dollars in thousands)	2016	2015	2014
Net investment income	$23,011	$21,959	$12,808
Net increase in net assets	11,126	15,521	14,291

Average net asset value (1)	218,881	218,623	144,237
Average total assets (1)	327,798	305,118	223,344

Net investment income to average net asset value (2)	10.5%	10.0%	10.7%
Net increase in net assets to average net asset value (2)	5.1%	7.1%	12.0%

Net investment income to average total assets (2)	7.0%	7.2%	6.9%
Net increase in net assets to average total assets (2)	3.4%	5.1%	7.7%

(1)	The average net asset values and the average total assets are computed based on daily balances.
(2)	Percentage is presented on an annualized basis.

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

The Valuation Committee of the Board is responsible for assisting the Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board, with the assistance of the Adviser and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and selects a value within that range that most represents fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant. The Board makes this fair value determination on at least a quarterly basis or at such other times when the Board feels it would be appropriate to do so given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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
•

At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm. However, the Board does not intend to have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10.0% of our gross assets) independently reviewed, given the expenses involved in connection therewith;

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

U.S. Federal Income Taxes

We have elected to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M the Code, for U.S. federal income tax purposes, beginning with our taxable year ending December 31, 2014. Generally, a RIC is not subject to U.S. federal income taxes on the income and gains it distributes to shareholders if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any. Additionally, a RIC must distribute at least 98% of its ordinary income and 98.2% of its capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the RIC previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. We intend to distribute sufficient dividends to maintain our RIC status each year and do not anticipate paying any material U.S. federal income taxes in the future.

Liquidity and Capital Resources

During the year ended December 31, 2016, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $93.7 million.  Cash provided by financing activities, consisting of borrowings under our Credit Facility, net of distributions and share repurchases, was approximately $69.0 million. As of December 31, 2016, cash, including restricted cash, was approximately $15.5 million.

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

As of December 31, 2016 and December 31, 2015, we had outstanding borrowings of $115.0 million and $18.0 million, respectively, under our Credit Facility, which is included in the consolidated statements of assets and liabilities. We had $85.0 million and $182.0 million of remaining capacity on our Credit Facility as of December 31, 2016 and December 31, 2015, respectively.

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

The table below provides a summary of when payments are due under our Credit Facility and 2020 Notes as of December 31, 2016.

Payments Due By Period	As of December 31, 2016
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$115,000	$—	$115,000	$—	$—
2020 Notes	54,625	—	—	54,625	—
Total	$169,625	$—	$115,000	$54,625	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of December 31, 2016 and December 31, 2015, our unfunded commitments to nine and twelve companies, respectively, totaled approximately $117.4 million and $190.0 million, respectively. See “-Investment Activity” above for additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

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

As of December 31, 2016, we had a payable of approximately $40.0 million due January 4, 2017, for the acquisition of U.S. Treasury bills. On January 4, 2017, we sold the U.S. Treasury bills and settled the payable in full. As of December 31, 2015, we had a payable of approximately $70.0 million due January 5, 2016, for the acquisition of U.S. Treasury bills. We sold the U.S. Treasury bills on January 5, 2016 and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received during the year ended December 31, 2016. As of December 31, 2016 and December 31, 2015, the outstanding obligations totaled approximately $3.0 million and $3.1 million, respectively.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2016 and December 31, 2015, our off-balance sheet arrangements consisted of approximately, $117.4 million and $190.0 million, respectively, of unfunded commitments, of which $60.0 million and $50.0 million, respectively, was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements with our customers contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company.

The table below provides our unfunded commitments by customer as of December 31, 2016 and December 31, 2015.

Unfunded Commitments* (dollars in thousands)	As of December 31, 2016	As of December 31, 2015
Birchbox, Inc.	$—	$15,000
Birst, Inc.	—	22,500
CipherCloud, Inc.	—	25,000
CrowdStrike, Inc.	5,000	—
Dollar Shave Club, Inc.	—	20,000
Farfetch UK Limited	5,000	—
Eero, Inc.	15,000	—
FinancialForce.com, Inc.	15,000	—
Green Chef Corporation	10,000	—
HouseTrip Limited	—	250
Jasper Technologies, Inc.	—	20,000
MapR Technologies, Inc. (Equipment Lease)	4,352	2,936
MapR Technologies, Inc.	—	20,000
Medallia, Inc.	—	20,000
Optoro, Inc.	25,000	25,000
Rent the Runway, Inc.	28,000	8,000
Simplivity Corporation (Equipment Lease)	—	1,275
WorldRemit Ltd.	10,000	10,000
Total	$117,352	$189,961

_______________

*Does not include $40.0 million backlog of potential future commitments. See “-Investment Activity-Backlog of Potential Future Commitments” above.

Dividends and Distributions

We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code, beginning with our taxable year ended December 31, 2014. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2014 and 2015, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

To the extent our taxable earnings fall below the total amount of our distributions for the year, a portion of those distributions may be deemed a return of capital to our stockholders. Our Adviser monitors available taxable earnings, including net investment income and realized capital gains, to determine if a return of capital may occur for the year. The tax character of distributions will be determined at the end of the taxable year. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year

The following table summarizes our cash distributions per share that have been authorized by our board of directors since our initial public offering. From March 5, 2014 (commencement of operations) to December 31, 2015, these distributions represent ordinary income as our earnings exceed distributions. Approximately $1.20 per share of the distributions during the year ended December 31, 2016 represent a return of capital.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

______________

(1)Represents a special distribution.

(2)The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.

For the years ended December 31, 2016, December 31, 2015 and for the period from March 5, 2014 (commencement of operations) through and as of December 31, 2014, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 95.8%, 95.1%, and 97.0% of total distributions paid, respectively.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. We do not believe that ASU 2016-18 will have a material impact on our consolidated financial statements and disclosures.

Recent Developments

Dividends

On March 13, 2017, we announced that our Board declared a $0.36 per share regular quarterly dividend, payable on April 17, 2017 to stockholders of record on March 31, 2017.

Recent Portfolio Activity

From January 1, 2017 through March 13, 2017, we closed $22.0 million of additional debt commitments and funded $9.0 million in new investments. TPC’s direct originations platform entered into $38.8 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From January 1, 2017 through March 13, 2017 we received $35.0 million in prepayments on outstanding growth capital loans from two obligors.

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

As of December 31, 2016, a majority of the debt investments (approximately 55%) in our portfolio bore interest at fixed rates with $159.9 million in principal balance of loans outstanding subject to floating interest rates, all of which have interest rate floors. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Credit Facility bears interest at a floating rate. Our 2020

Notes bear interest at a fixed rate. As of December 31, 2016, our floating rate borrowings totaled $115.0 million, so an increase in interest rates would currently benefit us as we would generate additional interest income in excess of the additional interest expense. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2016 consolidated statement of assets and liabilities.

Change in Interest Rates (dollars in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$3,798	$(3,508)	$290
Up 200 basis points	$2,548	$(2,338)	$210
Up 100 basis points	$1,298	$(1,169)	$129
Up 50 basis points	$673	$(585)	$88
Down 25 basis points	$(407)	$292	$(115)

This analysis is indicative of the potential impact on our investment income as of December 31, 2016, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will reduce the positive impact of an increase to interest rates and may result in an overall decrease in net interest income, should interest rates rise. This analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2016, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 8.	Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	101
Consolidated Statements of Assets and Liabilities as of December 31, 2016 and December 31, 2015	102
Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015 and the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014	103
Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2016 and 2015 and the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014	104
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015 and the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014	105
Consolidated Schedules of Investments as of December 31, 2016 and December 31, 2015	106
Notes to Consolidated Financial Statements as of December 31, 2016 and December 31, 2015	118

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TriplePoint Venture Growth BDC Corp.

Menlo Park, California

We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Venture Growth BDC Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights (presented in Note 8) for the years ended December 31, 2016 and 2015, and for the period from March 5, 2014 (commencement of operations) to December 31, 2014. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2016 and 2015, by correspondence with the custodian, borrowers and brokers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of TriplePoint Venture Growth BDC Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations, changes in their net assets, cash flows, and financial highlights for the years ended December 31, 2016 and 2015, and for the period from March 5, 2014 (commencement of operations) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California

March 13, 2017

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except per share data)

	December 31, 2016	December 31, 2015
Assets
Investments at fair value (amortized cost of $370,116 and $276,352, respectively)	$374,311	$271,717
Short-term investments at fair value (cost of $39,990 and $69,998, respectively)	39,990	69,995
Cash	7,776	32,451
Restricted cash	7,702	6,028
Deferred credit facility costs	1,774	1,559
Prepaid expenses and other assets	2,669	573
Total Assets	434,222	382,323

Liabilities
Revolving Credit Facility	115,000	18,000
2020 Notes, net	53,288	52,910
Payable for U.S. Treasury bill assets	39,990	69,998
Base management fee payable	1,449	1,375
Income incentive fee payable	1,208	1,453
Accrued capital gains incentive fee	—	—
Payable to directors and officers	63	72
Other accrued expenses and liabilities	7,361	6,869
Total Liabilities	218,359	150,677
Commitments and Contingencies (Note 7)
Net Assets	$215,863	$231,646

Preferred stock, par value $0.01 per share (50,000,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and December 31, 2015)	$—	$—
Common stock, par value $0.01 per share (450,000,000 shares authorized; 15,980,768 and 16,302,036 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively)	160	163
Paid-in capital in excess of par value	231,518	235,205
Net investment income	57,778	34,767
Accumulated net realized losses on investments	(21,035)	(317)
Accumulated net unrealized gains (losses) on investments	4,195	(4,638)
Distributions	(56,753)	(33,534)
Net Assets	$215,863	$231,646

Net Asset Value per Share	$13.51	$14.21

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	For the Years Ended December 31,		For the Period from March 5, 2014 (Commencement of Operations) to December 31,
	2016	2015	2014
Investment Income
Interest income from investments	$41,767	$39,904	$24,674
Other income
Expirations / terminations of unfunded commitments	1,657	1,741	395
Other fees	211	441	277
Total investment and other income	43,635	42,086	25,346

Operating Expenses
Base management fee	5,525	5,428	2,723
Income incentive fee	2,775	4,360	2,569
Capital gains incentive fee	—	(296)	296
Interest expense and amortization of fees	7,859	6,285	3,897
Administration agreement expenses	1,552	1,517	1,098
General and administrative expenses	2,913	2,833	1,955
Total Operating Expenses	20,624	20,127	12,538

Net investment income	23,011	21,959	12,808

Net realized and unrealized gains (losses) on investments
Net realized losses on investments	(20,718)	(317)	—
Net change in unrealized gains (losses) on investments	8,833	(6,121)	1,483
Net realized and unrealized gains (losses) on investments	(11,885)	(6,438)	1,483

Net Increase in Net Assets Resulting from Operations	$11,126	$15,521	$14,291

Basic and diluted net investment income per share	$1.42	$1.46	$1.30
Basic and diluted net increase in net assets per share	$0.69	$1.03	$1.45
Basic and diluted weighted average shares of common stock outstanding	16,160,043	15,041,088	9,869,860

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars in thousands)

	Shares of Common Stock	Total Net Assets
Balance as of March 5, 2014	1,668	$25
Net increase in net assets resulting from operations	—	14,291
Distributions from net investment income	—	(12,046)
Common stock issuance, net	9,922,503	142,709
Balance as of December 31, 2014	9,924,171	$144,979

Balance as of January 1, 2015	9,924,171	$144,979
Net increase in net assets resulting from operations	—	15,521
Distributions from net investment income	—	(21,488)
Common stock issuance, net	6,844,085	98,186
Acquisition of common stock under repurchase plan	(466,220)	(5,552)
Balance as of December 31, 2015	16,302,036	$231,646

Balance as of January 1, 2016	16,302,036	$231,646
Net increase in net assets resulting from operations	—	11,126
Distributions from net investment income	—	(3,800)
Return of capital	—	(19,420)
Common stock issuance, net	164,718	1,687
Acquisition of common stock under repurchase plan	(485,986)	(5,376)
Balance as of December 31, 2016	15,980,768	$215,863

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Year Ended December 31,		For the Period from March 5, 2014 (Commencement of Operations) to December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$11,126	$15,521	$14,291
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(156,349)	(101,095)	(283,171)
Sales (purchase) of short-term investments, net	30,007	(20,000)	(49,998)
Principal payments and proceeds from investments	49,475	90,357	31,881
Payment-in-kind interest on investments	(2,856)	(409)	—
Net change in unrealized (gains) losses on investments	(8,833)	6,121	(1,483)
Realized losses on investments	20,718	317	—
Amortization and accretion of premiums and discounts, net	(2,220)	(1,788)	(559)
Accretion of end-of-term payments, net of prepayments	(4,138)	(7,249)	(4,636)
Amortization of deferred credit facility and 2020 Notes issuance costs	1,243	1,478	966
Change in restricted cash	(1,674)	2,005	(8,033)
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	(30,008)	20,000	49,998
Prepaid expenses and other assets	(489)	(456)	(503)
Base management fee payable	74	(530)	1,905
Income incentive fee payable	(245)	(897)	2,350
Accrued capital gains incentive fee	—	(296)	296
Payable to directors and officers	(9)	(24)	96
Other accrued expenses and liabilities	492	(909)	8,165
Net cash provided (used in) by operating activities	(93,686)	2,146	(238,435)
Cash Flows from Financing Activities:
Borrowing under bridge facility	—	—	121,662
Repayment of bridge facility	—	—	(121,662)
Borrowings (repayments) under revolving credit facility, net	97,000	(100,000)	118,000
Repurchase of common stock	(5,376)	(5,552)	—
Distributions, net	(21,533)	(19,240)	(10,884)
Deferred credit facility costs	(1,080)	(503)	(3,347)
Net proceeds from issuance of 2020 Notes	—	52,756	—
Net proceeds from issuance of common stock	—	95,938	141,547
Net cash provided by financing activities	69,011	23,399	245,316
Net change in cash	(24,675)	25,545	6,881
Cash at beginning of period	32,451	6,906	25
Cash at end of period	$7,776	$32,451	$6,906
Supplemental Disclosure of Non-Cash Financing Activities:
Distributions reinvested	$1,687	$2,248	$1,162
Accrued deferred credit facility costs	—	—	$540
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$6,345	$4,087	$2,632

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
Birchbox, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (10.00% interest rate, 8.00% EOT payment)	$5,000	$5,104	$5,095	2/28/2019
		Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)	5,000	5,111	5,057	2/28/2019
		Growth Capital Loan (10.25% interest rate, 8.00% EOT payment)	10,000	10,082	10,096	7/31/2019
Birchbox, Inc. Total			20,000	20,297	20,248
Birst, Inc.	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	10,000	10,086	10,109	11/30/2017
		Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	15,000	14,908	14,990	3/31/2019
		Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	2,000	1,983	1,995	6/30/2019
Birst, Inc. Total			27,000	26,977	27,094
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.75% interest rate)	6,045	6,271	6,271	12/31/2017
CrowdStrike, Inc.	Security Services	Growth Capital Loan (Prime + 7.75% interest rate, 0.50% EOT payment)	20,000	18,715	18,715	12/31/2020
Farfetch UK Limited (1) (3)	Shopping Facilitators	Growth Capital Loan (Prime + 8.25% interest rate, 9.00% EOT payment)	10,000	9,975	10,410	3/31/2020
		Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	5,000	5,008	5,211	1/31/2020
		Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	5,000	4,842	5,034	6/30/2020
Farfetch UK Limited Total			20,000	19,825	20,655
FinancialForce.com, Inc.	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,308	14,396	12/31/2020
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	10,000	10,085	10,150	9/30/2019
		Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	5,000	4,948	4,976	2/29/2020
Forgerock, Inc. Total			15,000	15,033	15,126

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Conferencing Equipment / Services	Growth Capital Loan (11.25% interest rate, 2.85% EOT payment)	$30,000	$29,453	$30,096	9/30/2019
		Growth Capital Loan (11.50% interest rate, 2.85% EOT payment)	5,000	4,900	4,898	9/30/2019
		Growth Capital Loan (11.50% interest rate, 2.85% EOT payment)	5,000	4,899	4,897	9/30/2019
Fuze, Inc. (fka Thinking Phone Networks, Inc.) Total			40,000	39,252	39,891
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (13.00% interest rate, 9.00% EOT payment)	15,000	16,121	16,065	11/30/2017
KnCMiner AB (1) (3) (8)	Financial Institution and Services	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	3,758	3,809	3,231	6/30/2018
		Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	1,798	1,795	1,546	6/30/2018
KnCMiner AB Total			5,556	5,604	4,777
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate, 10.00% EOT payment)	2,708	2,810	2,853	9/30/2018
		Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	145	145	146	1/31/2019
		Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	1,434	1,434	1,441	6/30/2019
		Equipment Loan (6.50% interest rate, 10.00% EOT payment)	860	845	845	6/30/2019
		Equipment Lease (8.50% interest rate, 10.00% EOT payment) (1)	135	135	135	12/31/2019
MapR Technologies, Inc. Total			5,282	5,369	5,420
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	9,000	9,781	7,430	6/30/2017
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (11.50% interest rate, 13.42% EOT payment)	684	809	789	6/30/2017
		Growth Capital Loan (11.50% interest rate, 13.69% EOT payment)	1,475	1,725	1,688	6/30/2017
		Growth Capital Loan (13.00% interest rate, 15.50% EOT payment)	2,000	2,232	2,255	8/31/2017
		Growth Capital Loan (13.00% interest rate, 16.00% EOT payment)	5,000	5,545	5,606	11/30/2017

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
ModCloth, Inc.		Growth Capital Loan (13.00% interest rate, 16.50% EOT payment)	$5,000	$5,504	$5,574	2/28/2018
		Growth Capital Loan (13.00% interest rate, 11.61% EOT payment)	4,114	4,548	4,571	6/30/2017
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	36	36	37	3/31/2017
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	7	7	7	6/30/2017
		Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	5	5	5	7/31/2017
ModCloth, Inc. Total			18,321	20,411	20,532
Munchery, Inc.	Restaurant / Food Service	Growth Capital Loan (Prime + 7.00% interest rate, 6.75% EOT payment)	3,000	2,972	3,003	6/30/2019
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	10,000	10,116	10,554	11/30/2018
		Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	6,000	5,970	6,221	6/30/2019
		Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	2,000	1,972	2,065	10/31/2019
		Growth Capital Loan (Prime + 6.25% interest rate, 4.50% EOT payment)	4,000	3,934	4,034	11/30/2019
Rent the Runway, Inc. Total			22,000	21,992	22,874
SimpliVity Corporation	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	7,000	7,241	7,631	6/30/2018
		Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	3,000	3,074	3,271	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	7,000	7,175	7,684	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	3,000	3,057	3,293	12/31/2018
		Growth Capital Loan (12.75% interest rate, 9.50% EOT payment)	10,000	10,158	11,047	1/31/2019
		Equipment Lease (6.75% interest rate, 10.00% EOT payment) (1)	2,808	2,808	3,176	12/31/2018
		Equipment Lease (6.75% interest rate, 7.50% EOT payment) (1)	1,939	1,939	2,133	6/30/2018

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
SimpliVity Corporation		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	$1,311	$1,311	$1,475	12/31/2018
		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	885	885	1,010	2/28/2019
		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	54	54	61	3/31/2019
		Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	4,556	4,554	5,677	9/30/2018
SimpliVity Corporation Total			41,553	42,256	46,458
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	5,000	5,000	4,994	4/4/2020
		Growth Capital Loan (5.00% interest rate) (5)	21,155	21,155	18,662	4/4/2021
		Growth Capital Loan (5.00% interest rate) (5)	5,076	5,076	4,291	4/4/2021
Virtual Instruments Corporation Total			31,231	31,231	27,947
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,075	5,088	12/31/2018
		Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,950	5,005	6/30/2019
		Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,941	5,005	6/30/2019
		Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,851	4,940	11/30/2019
WorldRemit Limited Total			20,000	19,817	20,038
Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 12.04% EOT payment) (5)	1,378	1,719	1,684	12/31/2016 (9)
		Growth Capital Loan (Prime + 10.25% interest rate, 13.01% EOT payment) (5)	3,029	3,627	3,566	12/31/2016 (9)
		Growth Capital Loan (Prime + 10.25% interest rate, 13.75% EOT payment) (5)	3,547	4,135	4,106	3/31/2017
		Growth Capital Loan (Prime + 10.25% interest rate, 15.82% EOT payment) (5)	9,982	10,794	11,224	12/31/2017
		Growth Capital Loan (12.00% interest rate) (2) (5)	2,564	2,552	2,487	10/16/2017
Xirrus, Inc. Total			20,500	22,827	23,067
Total Debt Investments			$354,488	$359,059	$360,007

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2016

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	$112	$74
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	60,052	690	1,406
Birst, Inc.	Business Applications Software	Preferred Stock	428,491	129	39
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	4
CrowdStrike, Inc.	Security Services	Preferred Shares	99,344	72	72
Eero, Inc. (2)	Wireless Communications Equipment	Preferred Stock	35,446	80	80
Farfetch UK Limited (1) (3)	Shopping Facilitators	Preferred Stock	37,998	170	183
FinancialForce.com, Inc. (2)	Business Applications Software	Preferred Stock	195,170	508	508
Forgerock, Inc.	Security Services	Preferred Stock	97,996	155	209
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Conferencing Equipment / Services	Preferred Stock	323,471	670	633
Green Chef Corporation (2)	Restaurant / Food Service	Preferred Stock	315,211	98	98
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77	—
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	35	106
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37	40
JackThreads, Inc. (2)	E-Commerce - Clothing and Accessories	Common Stock	283,401	88	77
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	256,388	42	92
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	87
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	-
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	5,590,041	746	503
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	222,640	45	45
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	9
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	88,037	213	828
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	82,891	331	1,155
Shazam Entertainment Limited (1) (2) (3)	Multimedia / Streaming Software	Ordinary Shares	2,669,479	134	166
SimpliVity Corporation	Database Software	Preferred Stock	770,201	936	-
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	28
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	774,352	624	1,394
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	96,216	279	307
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	6,446,763	787	—
Total Warrants				$8,034	$8,238

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2016

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost	Fair Value
Equity Investments (2)
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	$250	$292
Birchbox, Inc.	E-Commerce - Personal Goods	Convertible Note (8.00% interest rate)	—	45	130
Birst, Inc.	Business Applications Software	Preferred Stock	42,801	250	184
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	258
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	36,264	150	150
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	622
Nutanix, Inc. (7)	Database Software	Common Stock	173,731	1,078	4,430
Total Equity Investments				$3,023	$6,066

Total Investments in Portfolio Companies				$370,116	$374,311

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$40,000 Face Value Maturity Date 1/26/2017 Yield to Maturity 0.40%			$39,990	$39,990
Total Short-Term Investments				$39,990	$39,990

Total Investments				$410,106	$414,301

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
Birchbox, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (10.00% interest rate, 8.00% EOT payment)	$5,000	$4,951	$4,951	2/28/2019
		Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)	5,000	4,987	4,987	2/28/2019
Birchbox, Inc. Total			10,000	9,938	9,938
Birst, Inc.	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	10,000	9,971	9,977	11/30/2017
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (13.50% interest rate, 20.40% EOT payment)	5,475	5,751	5,751	9/30/2017
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	20,000	21,206	21,150	11/30/2016
Hayneedle, Inc.	E-Commerce - Household Goods	Growth Capital Loan (12.50% interest rate, 12.00% EOT payment)	15,000	15,681	15,673	8/31/2017
		Growth Capital Loan (12.75% interest rate, 16.00% EOT payment)	5,000	5,342	5,379	12/31/2017
Hayneedle, Inc. Total			20,000	21,023	21,052
HouseTrip Limited (1) (3)	Travel and Arrangement / Tourism	Growth Capital Loan (Prime + 8.75% interest rate, 5.00% EOT payment)	6,887	7,189	7,078	11/30/2016
Intermodal Data, Inc. (2) (5)	Data Storage	Growth Capital Loan (10.00% interest rate)	16,757	14,554	10,606	4/15/2019
Jasper Technology, Inc.	Communications software	Growth Capital Loan (Prime + 6.25% interest rate, 3.75% EOT payment)	5,000	4,983	4,983	1/31/2017
KnCMiner AB (1) (3)	Financial Institution and Services	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	4,596	4,546	4,549	6/30/2018
		Growth Capital Loan (9.25% interest rate, 6.00% EOT payment) (2)	2,000	1,947	1,946	6/30/2018
KnCMiner AB Total			6,596	6,493	6,495
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate)	3,064	3,021	3,023	9/30/2018
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	10,000	10,279	9,891	6/30/2017
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (11.50% interest rate, 13.40% EOT payment)	684	782	784	6/30/2016
		Growth Capital Loan (11.50% interest rate, 13.70% EOT payment)	1,475	1,663	1,666	7/31/2016
		Growth Capital Loan (13.00% interest rate, 15.50% EOT payment)	2,000	2,120	2,134	8/31/2017

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
ModCloth, Inc.		Growth Capital Loan (13.00% interest rate, 16.00% EOT payment)	$5,000	$5,266	$5,296	11/30/2017
		Growth Capital Loan (13.00% interest rate, 16.50% EOT payment)	5,000	5,220	5,240	2/28/2018
		Growth Capital Loan (13.00% interest rate, 11.60% EOT payment)	4,115	4,271	4,276	6/30/2017
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	402	406	405	8/31/2016
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	160	161	161	10/31/2016
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	108	108	108	3/31/2017
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	16	16	16	6/30/2017
		Equipment Financing (7.50% interest rate, 15.00% EOT payment) (1)	11	11	11	7/31/2017
ModCloth, Inc. Total			18,971	20,024	20,097
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	10,000	9,841	9,841	11/30/2018
SimpliVity Corporation	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	7,000	7,037	7,101	6/30/2018
		Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	3,000	2,992	3,019	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	7,000	6,971	7,061	10/31/2018
		Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	3,000	2,971	3,014	12/31/2018
		Growth Capital Loan (12.75% interest rate, 9.50% EOT payment)	10,000	9,860	9,921	1/31/2019
		Equipment Financing (6.75% interest rate, 10.00% EOT payment) (1) (2)	3,869	3,869	3,869	12/31/2018
		Equipment Financing (6.75% interest rate, 7.50% EOT payment) (1) (2)	2,966	2,967	2,966	6/30/2018
		Equipment Financing (7.00% interest rate, 10.00% EOT payment) (1) (2)	1,778	1,778	1,777	12/31/2018
SimpliVity Corporation Total			38,613	38,445	38,728

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2015

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Thinking Phone Networks, Inc. (dba Fuze.com)	Conferencing Equipment / Services	Growth Capital Loan (9.50% interest rate, 1.75% EOT payment)	$30,000	$29,204	$29,222	9/30/2018
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (9.50% interest rate, 9.25% EOT payment) (5)	4,015	4,335	3,957	12/31/2016
Growth Capital Loan (9.50% interest rate, 9.25% EOT payment) (5)	4,285	4,587	4,156	1/31/2017
Growth Capital Loan (9.50% interest rate, 9.25% EOT payment) (5)	4,552	4,836	4,353	2/28/2017
Growth Capital Loan (Prime + 6.75% interest rate, 50.0% EOT payment) (5)	2,543	3,467	3,296	12/31/2016
Growth Capital Loan (Prime + 6.75% interest rate, 60.0% EOT payment) (5)	5,085	6,843	6,996	12/31/2016
Growth Capital Loan (10.00% interest rate) (2) (5)	1,525	1,525	1,368	12/31/2016
Growth Capital Loan (10.00% interest rate) (2) (5)	3,551	3,551	3,185	12/31/2016
Virtual Instruments Corporation Total	25,556	29,144	27,311
WorldRemit Limited (1) (2) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,906	4,903	12/31/2018
Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 9.80% EOT payment)	1,587	1,822	1,847	6/30/2016
Growth Capital Loan (Prime + 10.25% interest rate, 10.10% EOT payment)	3,172	3,497	3,520	12/31/2016
Growth Capital Loan (Prime + 10.25% interest rate, 10.30% EOT payment)	3,647	3,893	3,947	3/31/2017
Growth Capital Loan (Prime + 10.25% interest rate, 11.00% EOT payment)	10,000	10,122	10,225	12/31/2017
Xirrus, Inc. Total	18,406	19,334	19,539
Total Debt Investments	$260,325	$265,306	$259,585

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2015

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
Aerohive Networks, Inc. (2) (6)	Wireless Communications Equipment	Common Stock	33,993	$153	$—
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	112	74
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	53,237	611	1,807
Birst, Inc.	Business Applications Software	Preferred Stock	428,491	129	600
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	15
CipherCloud, Inc. (2)	Business Applications Software	Preferred Stock	58,746	36	26
Dollar Shave Club, Inc. (2)	Specialty Retailers	Preferred Stock	15,627	16	21
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77	—
Hayneedle, Inc.	E-Commerce - Household Goods	Common Stock	400,000	468	320
HouseTrip SA (1) (3)	Travel and Arrangement / Tourism	Preferred Shares	212,804	93	—
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	35	106
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37	40
Jasper Technology, Inc.	Communications software	Preferred Units	7,379	37	37
KnCMiner AB (1) (3)	Financial Institution and Services	Preference Shares	31,818	89	47
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	154,392	26	26
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	87
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	191
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	5,590,041	746	783
Nutanix, Inc. (2)	Database Software	Preferred Stock	45,000	77	332
One Kings Lane, Inc. (2)	E-Commerce - Household Goods	Preferred Stock	13,635	29	13
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	40
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	35,215	85	85
Shazam Entertainment Limited (1) (2) (3)	Multimedia / Streaming Software	Ordinary Shares	2,669,479	134	166
SimpliVity Corporation	Database Software	Preferred Stock	691,420	825	1,401
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	38
Thinking Phone Networks, Inc. (dba Fuze.com)	Conferencing Equipment / Services	Preferred Stock	276,807	612	612
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	283,401	712	674
Virtual Instruments Corporation	Network Systems Management Software	Preference Shares	694,788	612	—
WorldRemit Limited (1) (2) (3)	Financial Institution and Services	Preferred Stock	32,072	96	96
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	5,568,203	749	335
Total Warrants				$7,572	$8,067

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

CONSOLIDATED SCHEDULES OF INVESTMENTS

As of December 31, 2016 and December 31, 2015

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

As of December 31, 2016 and December 31, 2015, unless otherwise noted, certain of the Company’s debt investments and certain of the Company’s warrants, with an aggregate fair value of approximately $363.0 million and $235.2 million, respectively, were pledged for borrowings under the Company’s revolving credit facility.

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

Specific notes applicable to specific investments in the foregoing tables:

(1) Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2016 and December 31, 2015, non-qualifying assets as a percentage of total assets were 17.4% and 11.6%, respectively.

(2) As of December 31, 2016 and December 31, 2015, these debt investments, warrants, equity investments, and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.

(3) Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4) Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

(5) Debt Investment has a payment-in-kind (“PIK”) feature.

(6) Entity is publicly traded and listed on the New York Stock Exchange (the “NYSE”).

(7) Entity is publicly traded and listed on The Nasdaq Global Select Market (the “NASDAQ”)

(8) As of December 31, 2016, the Company’s debt investment in KnCMiner AB includes risk and time discounted expected recoveries of cash from completed asset sales and equity in GoGreen Light AB, which acquired certain assets from KnCMiner AB.

(9) The maturity date was extended to March 31, 2017 during the first quarter of 2017.

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

The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable the determination of fair value requires more judgment. The Company’s valuation methodology is approved by the Company’s Board of Directors (the “Board”) and the Board is responsible for the fair values determined. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, the Board may refine its valuation methodologies to best reflect the fair value of its investments appropriately.

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

U.S. Federal Income Taxes

The Company has elected to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M the Code, for U.S. federal income tax purposes, beginning with the Company’s taxable year ending December 31, 2014. Generally, a RIC is not subject to U.S. federal income taxes on the income and gains it distributes to shareholders if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any. Additionally, a RIC must distribute at least 98% of its ordinary income and 98.2% of its capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the RIC previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. The Company intends to distribute sufficient dividends to maintain the Company’s RIC status each year and does not anticipate paying any material U.S. federal income taxes in the future.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company does not believe that ASU 2016-18 will have a material impact on its consolidated financial statements and disclosures.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. There were no net realized capital gains since the inception of the Company and, thus, no capital gains incentive fee was earned or is payable. The Company had net unrealized losses during the year ended December 31, 2016, and, as a result, no capital gains incentive fees were recorded for the year ended December 31, 2016. The Company had net unrealized losses during the year ended December 31, 2015, and, as a result, recorded a reversal in previously accrued capital gains incentive fee. The Company had net unrealized gains during the period from March 5, 2014 (commencement of operations) to December 31, 2014, and, as a result, accrued a capital gains incentive fee equal to 20% of that amount.

Management and Incentive Fees	For the Years Ended December 31,		For the Period from March 5, 2014 (Commencement of Operations) to December 31,
(dollars in thousands)	2016	2015	2014
Base management fee	$5,525	$5,428	$2,723
Income incentive fee	$2,775	$4,360	$2,569
Capital gains incentive fee	$-	$(296)	$296

The table above presents the base management and incentive fees accrued during the period and these fees are paid in the quarter after they are earned. During the year ended December 31, 2016, approximately $5.5 million of base management fee earned in prior and current periods was paid and $3.0 million of income incentive fee earned in prior and current periods was paid. During the year ended December 31, 2015, approximately $6.0 million of the base management fee was paid and $5.3 million of the income incentive fee was paid.

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

The Administrator engages a sub-administrator to provide certain administrative services. For the years ended December 31, 2016, December 31, 2015 and the period from March 5, 2014 (commencement of operations) to December 31, 2014, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $1.6 million, $1.5 million and $1.1 million, respectively, of which approximately $0.2 million were paid or payable to third party service providers in each of the respective periods.

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

The Valuation Committee of the Board is responsible for assisting the Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board, with the assistance of the Adviser and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and selects a value within that range that most represents fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant. The Board makes this fair value determination on at least a quarterly basis or at such other times when the Board feels it would be appropriate to do so given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

The following is a summary by investment type of the fair value according to inputs used in valuing investments listed in the accompanying consolidated schedule of investments as of December 31, 2016 and December 31, 2015.

Investment Type	As of December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$360,007	$360,007
Warrants	—	—	8,238	8,238
Equity investments	—	4,430	1,636	6,066
Short-term investments	39,990	—	—	39,990
Total investments	$39,990	$4,430	$369,881	$414,301

Investment Type	As of December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	—	$259,585	$259,585
Warrants	—	—	8,067	8,067
Equity investments	426	—	3,639	4,065
Short-term investments	69,995	—	—	69,995
Total investments	$70,421	$—	$271,291	$341,712

The following tables present additional information about Level 3 investments measured at fair value for the years ended December 31, 2016 and December 31, 2015. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Year Ended December 31, 2016
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2016	$259,585	$8,067	$3,639	$271,291
Fundings of investments, at cost	153,771	2,382	196	156,349
Principal payments and sale proceeds received from investments	(48,786)	(1,096)	(792)	(50,674)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	6,358	—	—	6,358
Gross transfers out of Level 3 (1)	—	(374)	(1,809)	(2,183)
Realized gains (losses) on investments	(20,447)	(594)	292	(20,749)
Net change in unrealized gains included in earnings	6,670	(147)	110	6,633
Payment-in-kind coupon	2,856	—	—	2,856
Totals	$360,007	$8,238	$1,636	$369,881

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2016	$2,638	$(1,105)	$(66)	$1,467

Level 3	For the Year Ended December 31, 2015
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2015	$247,609	$7,291	$3,071	$257,971
Fundings of investments, at cost	98,932	1,413	750	101,095
Principal payments received on investments	(90,357)	—	—	(90,357)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	9,037	—	—	9,037
Gross transfers out of Level 3 (1)	—	(491)	—	(491)
Realized losses on investments	—	(317)	—	(317)
Net change in unrealized gains (losses) included in earnings	(6,045)	171	(182)	(6,056)
Payment-in-kind coupon	409	—	—	409
Totals	$259,585	$8,067	$3,639	$271,291

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2015	$(5,822)	$(119)	$(182)	$(6,123)

(1)

Transfers out of Level 3 are measured as of the date of the transfer. During the years ended December 31, 2016 and December 31, 2015, these transfers relate to warrants and equity investments, as the result of exercising warrants in publicly traded companies.

Realized and unrealized gains and losses are included in net realized gains (losses) on investments and net change in unrealized gains (losses) on investments in the consolidated statements of operations. There were realized losses of approximately $20.7 million, which consisted primarily of realized losses on two debt investments ($14.3 million on Intermodal Data Inc. and $6.1 million on HouseTrip Limited) during the year ended December 31, 2016.

There were realized losses of approximately $0.3 million as a result of writing off certain warrants during the year ended December 31, 2015.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statements of operations. The change in net unrealized gains (losses) for Level 3 investments in debt, equity and warrants are summarized in the tables above. In addition to the unrealized gains and losses for Level 3 investments, there were unrealized losses of approximately $3 thousand on U.S. Treasury bills as of December 31, 2015. There were no unrealized losses on U.S. Treasury bills as of December 31, 2016.

For the year ended December 31, 2016, the Company had approximately $2.9 million of PIK income and the Company did not accrue approximately $0.8 million of PIK income. For the year ended December 31, 2015, the Company had approximately $0.4 million of PIK income and the Company did not accrue approximately $1.2 million of PIK income.

For the year ended December 31, 2016, the Company recognized approximately $1.9 million in other income, consisting of $1.7 million from the termination or expiration of unfunded commitments and approximately $0.2 million from the realization of certain fees paid by portfolio companies and other income. For the year ended December 31, 2015, the Company recognized approximately $2.2 million in other income, consisting of $1.8 million from the termination or expiration of unfunded commitments and approximately $0.4 million from the realization of certain fees paid by portfolio companies and other income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of December 31, 2016 and December 31, 2015. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of December 31, 2016
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$355,230	Discounted Cash Flows	Discount Rate	2.50% - 25.00% (14.32%)
	4,777	Discounted Expected Recovery	N/A	N/A
Warrants	6,089	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	0.34x – 8.00x (3.43x)
			Volatility	40.00% - 70.00% (53.30%)
			Term	1.00– 7.00 Years (2.98 Years)
			Discount for Lack of Marketability	0.00% - 32.70% (14.10%)
	2,149	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	25.00% – 30.00% (25.40%)
			Term	1.25 – 2.25 Years (1.33 Years)
Equity investments	1,636	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.50x – 6.00x (3.57x)
			Volatility	45.00% - 60.00% (51.70%)
			Term	1.00– 2.50 Years (1.55 Years)
			Discount for Lack of Marketability	0.00% - 23.70% (12.90%)
Total investments	$369,881

Level 3 Investments	As of December 31, 2015
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$259,585	Discounted Cash Flows	Discount Rate	9.21% - 32.50% (16.90%)
Warrants	6,131	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	0.69x – 13.00x (2.78x)
			Volatility	35.00% - 77.50% (55.50%)
			Term	1.00– 5.00 Years (2.54 Years)
			Discount for Lack of Marketability	0.00% - 29.90% (16.50%)
	1,936	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	20.00% – 30.00% (24.60%)
			Term	0.50 – 1.25 Years (1.15 Years)
Equity investments	2,004	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.75x – 8.50x (4.36x)
			Volatility	45.00% - 65.00% (55.80%)
			Term	1.75– 5.00 Years (3.07 Years)
			Discount for Lack of Marketability	0.00% - 24.10% (15.40%)
	1,635	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	20.00% – 20.00% (20.00%)
			Term	0.75 – 0.75 Years (0.75 Years)
Total investments	$271,291

As of December 31, 2016, the fair values for all but one of the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date. The Company’s debt investments in KnCMiner AB includes risk and time discounted expected recoveries including cash from asset sales completed as well as preferred shares received from GoGreen Light AB, which acquired certain assets from KnCMiner AB. Such preferred shares entitle the Company to receive annual cash distributions based on a percentage of the net income of GoGreen Light AB. For all but two warrant positions, fair values were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Two warrant positions were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method given the outlook for those portfolio companies. The equity investments were valued using the market approach. The range of the various assumptions and weighted averages of these assumptions are summarized in the tables above.

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

As of December 31, 2016 and December 31, 2015, the Company had pledged certain of its debt investments and certain of its warrants with an aggregate fair value of approximately $363.0 million and $235.2 million, respectively, for borrowings under its revolving credit facility.

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

Effective as of a January 2016 amendment to the Credit Facility, borrowings under this revolving Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 3.0% during the revolving period and 4.5% during the amortization period. Borrowings under this revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay to Deutsche Bank a syndication fee in 12 monthly installments, of approximately 1% of the committed facility amount. The Company also agreed to pay Deutsche Bank a fee to act as administrative agent under this revolving Credit Facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum of any unused borrowings under this Credit Facility on a monthly basis. This revolving Credit Facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to the Company’s Chief Executive Officer, Mr. James Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under this Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. The revolving period of the Credit Facility ends on February 21, 2018 and the maturity date of the Credit Facility on February 21, 2019. As of December 31, 2016 and December 31, 2015, the Company was in compliance with all covenants under this Credit Facility.

At December 31, 2016 and December 31, 2015, the Company had outstanding borrowings of $115.0 million and $18.0 million, respectively, under its revolving Credit Facility, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Company’s revolving Credit Facility not measured at fair value on a recurring basis, approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of revolving Credit Facility would be categorized as Level 3 of the fair value hierarchy. Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility, paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Years Ended December 31,		For the Period from March 5, 2014 (Commencement of Operations) to December 31,
(dollars in thousands)	2016	2015	2014
Revolving Credit Facility
Interest cost charged on borrowings	$1,597	$2,113	$2,212
Unused fee	1,185	1,091	630
Amortization of costs and other fees	992	1,414	1,055
Revolving Credit Facility Total	$3,774	$4,618	$3,897
2020 Notes
Interest cost	$3,687	$1,505	—
Amortization of costs and other fees	398	162	—
2020 Notes Total	$4,085	$1,667	—
Total interest expense and amortization of fees	$7,859	$6,285	$3,897

During the years ended December 31, 2016 and December 31, 2015, the Company had an average outstanding borrowings of $44.6 million and $56.6 million, respectively, under its revolving Credit Facility at a weighted average interest of 3.52% and 3.68%, respectively.

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

At December 31, 2016, the 2020 Notes had a market price of $25.50 per unit resulting in an aggregate fair value of $55.7 million. The liability of the Company is recorded at amortized cost, which includes $1.3 million of deferred issuance cost which is amortized and expensed over the five year term of the 2020 Notes based on an effective yield method and not at fair value on the consolidated statements of assets and liabilities.

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

The following tables provide additional information about the level in the fair value hierarchy of the Company’s liabilities at December 31, 2016 and December 31, 2015.

Liability	As of December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$115,000	$115,000
2020 Notes, net *	—	54,381	—	54,381

*	Net of approximately $1.3 million of deferred issuance cost.

Liability	As of December 31, 2015
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$18,000	$18,000
2020 Notes, net *	—	53,435	—	53,435

*	Net of approximately $1.7 million of deferred issuance cost.

Other Payables

On December 30, 2016, the Company purchased $40.0 million of U.S. Treasury bills for settlement on January 4, 2017. On December 31, 2015, the Company purchased $70.0 million of U.S. Treasury bills for settlement on January 5, 2016. The associated payable is included in the Company’s consolidated statements of assets and liabilities as of December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016 and December 31, 2015, the Company had no other payables other than in the ordinary course of business.

Note 7. Commitments

As of December 31, 2016 and December 31, 2015, the Company’s unfunded commitments to nine and twelve companies, respectively, totaled approximately $117.4 million and $190.0 million, respectively. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally expects approximately 75% of our gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods. The table below provides the Company’s unfunded commitments by customer as of December 31, 2016 and December 31, 2015.

	As of December 31, 2016
Unfunded Commitments* (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
CrowdStrike, Inc.	$5,000	$81
Eero, Inc.	15,000	130
Farfetch UK Limited	5,000	53
FinancialForce.com, Inc.	15,000	94
Green Chef Corporation	10,000	173
MapR Technologies, Inc. (Equipment Lease)	4,352	12
Optoro, Inc.	25,000	40
Rent the Runway, Inc.	28,000	511
WorldRemit Ltd.	10,000	124
Total	$117,352	$1,218

_______________

*    Does not includes $40.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

	As of December 31, 2015
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Birchbox, Inc.	$15,000	$—
Birst, Inc.	22,500	202
CipherCloud, Inc.	25,000	73
Dollar Shave Club, Inc.	20,000	216
HouseTrip Limited	250	—
Jasper Technologies, Inc.	20,000	319
MapR Technologies, Inc. (Equipment Lease)	2,936	—
MapR Technologies, Inc.	20,000	23
Medallia, Inc.	20,000	111
Optoro, Inc.	25,000	40
Rent the Runway, Inc.	8,000	—
Simplivity Corporation (Equipment Lease)	1,275	19
WorldRemit Ltd.	10,000	99
Total	$189,961	$1,102

The tables above also provide the fair value of the Company’s unfunded commitment liability as of December 31, 2016 and December 31, 2015 totaling approximately $1.2 million and $1.1 million, respectively. The fair value at the inception of the agreement of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

The below table provides additional details of unfunded commitments during the years ended December 31, 2016 and December 31, 2015.

	For the Year Ended December 31,
Commitments Activity (dollars in thousands)	2016		2015
Activity during the period:
New commitments	286,850	*	213,750
Fundings	(158,303)		(101,289)
Expirations / Terminations	(161,156)		(133,500)

Unfunded commitments at beginning of period	$189,961		$211,000
Unfunded commitments at end of period	$117,352	**	$189,961

_______________

*Includes $40.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

**Does not include $40.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

As of December 31, 2016 and December 31, 2015, the Company had no unrealized gains and losses for liabilities within Level 3 category.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (dollars in thousands)	As of December 31, 2016	As of December 31, 2015
Dependent on milestones	$60,000	$50,000
Expiring during:
2016	—	164,961
2017	102,352	25,000
2018	10,000	—
2019	5,000	—

Growth capital loans	113,000	185,750
Equipment leases and loans	4,352	4,211

_______________

*Does not include $40.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

These liabilities are considered Level 3 liabilities under ASC Topic 820 because there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Backlog of Potential Future Commitments

The Company entered into commitments with certain portfolio companies which permit an increase in the commitment amount in the future in the event that conditions to such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration.  As of December 31, 2016, this backlog of potential future commitments totaled $40.0 million.

Note 8. Financial Highlights

The financial highlights presented below are for the years ended December 31, 2016 and December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Financial Highlights	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
(dollars in thousands, except per share data)	or as of December 31, 2016	or as of December 31, 2015	or as of December 31, 2014
Per Share Data (1)
Initial public offering price	$—	$—	$15.00
Front end sales charges	—	—	(0.44)
Net proceeds	—	—	14.56
Offering costs	—	—	(0.18)
Net asset value at beginning of period	14.21	14.61	14.38
Changes in net asset value due to:
Offering costs related to public offering of common stock	—	(0.05)	—
Share repurchase	0.07	0.08	—
Dividend reinvestment plan	(0.02)	(0.03)	—
Net investment income	1.42	1.46	1.30
Net realized losses	(1.28)	(0.02)	—
Net change in unrealized gains (losses) on investments	0.55	(0.40)	0.15
Return of capital	(1.20)	—	—
Distributions from net investment income	(0.24)	(1.44)	(1.22)
Distributions from net realized gains	—	—	—
Net asset value at end of period	$13.51	$14.21	$14.61

Net investment income per share	$1.42	1.46	1.30
Net increase in net assets per share	$0.69	$1.03	$1.45
Weighted average shares of common stock outstanding for period	16,160,043	15,041,088	9,869,860
Shares of common stock outstanding at end of period	15,980,768	16,302,036	9,924,171

Financial Highlights	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
(dollars in thousands, except per share data)	or as of December 31, 2016	or as of December 31, 2015	or as of December 31, 2014
Ratios / Supplemental Data
Net asset value at beginning of period	$231,646	$144,979	$141,572
Net asset value at end of period	$215,863	$231,646	$144,979
Average net asset value	$218,881	$218,623	$144,237

Total return based on net asset value per share (2)	8.9%	9.5%	10.1%
Net asset value per share at beginning of period	$14.21	$14.61	$14.38
Distributions per share during period	$1.44	$1.44	$1.22
Net asset value per share at end of period	$13.51	$14.21	$14.61

Total return based on stock price (3)	12.9%	(9.4)%	7.1%
Stock price at beginning of period	$11.96	$14.85	$15.00
Distributions per share during period	$1.44	$1.44	$1.22
Stock price at end of period	$11.78	$11.96	$14.85

Net investment income to average net asset value (4)	10.5%	10.0%	10.7%
Net increase in net assets to average net asset value (4)	5.1%	7.1%	12.0%
Ratio of expenses to average net asset value (4) (5)	9.4%	9.2%	10.5%

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

(4)	Percentage is presented on an annualized basis.

(5)	Additional financial ratios are provided below:

Ratios	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
(Percentages, on an annualized basis)	or as of December 31, 2016	or as of December 31, 2015	or as of December 31, 2014
Operating expenses excluding incentive fees to average net asset value	8.1%	7.3%	8.1%
Income component of incentive fees to average net asset value	1.3%	2.0%	2.2%
Capital gains component of incentive fees to average net asset value	0.0%	(0.1)%	0.2%

The weighted average portfolio yield on debt investments presented below is for the years ended December 31, 2016 and December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Ratios	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
(Percentages, on an annualized basis) (1)	or as of December 31, 2016	or as of December 31, 2015	or as of December 31, 2014
Weighted average portfolio yield	14.4%	17.0%	15.4%
Coupon income	10.4%	10.6%	11.1%
Accretion of discount	0.8%	0.8%	0.4%
Accretion of end-of-term payments	2.5%	4.0%	3.0%
Impact of prepayments during the period	0.7%	1.6%	0.9%
_______________

(1)

Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted net increase in net assets per share for the years ended December 31, 2016 and December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014.

Basic and Diluted Share Information	For the Years Ended December 31,		For the Period from March 5, 2014 (Commencement of Operations) to December 31,
(dollars in thousands, except per share data)	2016	2015	2014
Net investment income	$23,011	$21,959	$12,808
Net increase net assets resulting from operations	$11,126	$15,521	$14,291
Basic and diluted average weighted shares of common stock outstanding	16,160,043	15,041,088	9,869,860
Basic and diluted net investment income per share of common stock	$1.42	$1.46	$1.30
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.69	$1.03	$1.45

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the years ended December 31, 2016 and December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014, is provided in the following tables.

Issuance of Common Stock for the Year Ended December 31, 2016 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2016 distribution reinvestment	4/15/2016	46,058	452	—	—	$9.80 per share
Second quarter 2016 distribution reinvestment	6/16/2016	68,920	691	—	—	$10.03 per share
Third quarter 2016 distribution reinvestment	9/16/2016	26,527	273	—	—	$10.29 per share
Fourth quarter 2016 dividend reinvestment	12/16/2016	23,213	271	—	—	$11.68 per share
Total issuance		164,718	$1,687	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2015 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Public offering of common stock	3/27/2015	6,500,000	$94,575	$—	$847	$14.55 per share	(1)
First quarter 2015 dividend reinvestment	4/16/2015	29,234	390	—	—	$13.33 per share
Exercise of over-allotment option	4/24/2015	154,018	2,242	—	32	$14.55 per share	(1)
Second quarter 2015 dividend reinvestment	6/16/2015	34,761	449	—	—	$12.92 per share
Third quarter 2015 dividend reinvestment	9/16/2015	37,993	410	—	—	$10.80 per share
Fourth quarter 2015 dividend reinvestment	12/16/2015	88,079	999	—	—	$11.34 per share
Total issuance		6,844,085	$99,065	$—	$879

Issuance of Common Stock for the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Initial public offering	3/5/2014	8,333,333	$125,000	$3,750	$1,750	$15.00 per share
Exercise of over-allotment option	3/5/2014	1,250,000	18,750	562	—	$15.00 per share
Private placement	3/5/2014	257,332	3,860	—	—	$15.00 per share
First quarter 2014 dividend reinvestment	4/30/2014	6,038	87	—	—	$14.44 per share
Second quarter 2014 dividend reinvestment	6/17/2014	20,489	298	—	—	$14.54 per share
Third quarter 2014 dividend reinvestment	9/16/2014	22,715	329	—	—	$14.50 per share
Fourth quarter 2014 dividend reinvestment	12/16/2014	20,522	277	—	—	$13.49 per share
Special 2014 dividend reinvestment	12/31/2014	12,074	170	—	—	$14.11 per share
Total issuance		9,922,503	$148,771	$4,312	$1,750

(1)

In connection with this offering, the Adviser paid the underwriters a supplemental payment of approximately $0.7 million, or $0.11 per share, which reflected the difference between the public offering price and the proceeds per share received by the Company in the offering.

During the fourth quarter of 2015, the Board authorized the repurchase of up to $25 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time.  The Company expects that the program will be in effect until October 31, 2017, or until the approved dollar amount has been used to repurchase shares. The Company repurchased 485,986 shares and 466,220 shares of common stock for approximately $5.4 million and $5.6 million during the years ended December 31, 2016 and December 31, 2015, respectively.

Shares Repurchased for the Year Ended December 31, 2016 (dollars in thousands, except per share data)	Date	Number of Shares Repurchased	Approximate Dollar Value of Shares Repurchased	Average Price per Share
Shares Repurchased	5/12/2016 to 6/16/2016	190,242	$2,002	$ 10.52 per share
Shares Repurchased	8/11/2016 to 8/29/2016	295,744	$3,374	$ 11.41 per share
Total Shares Repurchased		485,986	$5,376

Shares Repurchased for the Year Ended December 31, 2015 (dollars in thousands, except per share data)	Date	Number of Shares Repurchased	Approximate Dollar Value of Shares Repurchased	Average Price per Share
Shares Repurchased	11/13/2015 to 12/23/2015	466,220	$5,552	$ 11.91 per share
Total Shares Repurchased		466,220	$5,552

The Company had 15,980,768 and 16,302,036 shares of common stock outstanding as of December 31, 2016 and December 31, 2015, respectively.

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

The following table summarizes our cash distributions per share that have been authorized by our board of directors since our initial public offering. From March 5, 2014 (commencement of operations) to December 31, 2015, these distributions represent ordinary income as our earnings exceeded distributions. Approximately $1.20 per share of the distributions during the year ended December 31, 2016 represent a return of capital.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

 ______________

(1)	Represents a special distribution.
(2)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in our consolidated statements of operations through December 31, 2016, December 31, 2015 and December 31, 2014, respectively. For the year ended December 31, 2016, total distributions of $1.44 per share were declared and paid. Approximately $1.20 of the declared distribution represents a return of capital due to realized losses on debt investments. The balance represents a distribution of ordinary income. For the year ended December 31, 2015, total dividends of $1.44 per share have been declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for 2015 exceeded its distributions. As of December 31, 2015, the Company estimated it had undistributed 2015 taxable earnings of approximately $1.7 million. This “spillover” income was paid as part of the first quarter 2016 dividends. Since March 5, 2014 (commencement of operations) to December 31, 2016, total distributions of $4.10 per share have been declared and paid.

Note 12. Taxable Income

The Company has elected to be treated and intends to qualify each year as a RIC under Subchapter M of the Code. As a RIC, the Company generally does not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that the Company timely distributes to its stockholders as dividends. It is the Company’s intention to distribute 100% of its annual taxable income to its stockholders and thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations for the years ended December 31, 2016 and December 31, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014. The table below provides an estimate of taxable income before deductions of distributions.

Estimated Taxable Income before Deductions for Distributions	For the Year Ended December 31,		For the Period from March 5, 2014 (Commencement of Operations) to December 31,
(dollars in thousands)	2016	2015	2014
Net increase (decrease) in net assets resulting from operations	$11,126	$15,521	$14,291
Less: Net realized and unrealized gains (losses)	(9,598)	6,438	(1,483)
Plus: Other GAAP / tax differences	614	(21)	447
Estimated taxable income before deductions for distributions	$2,142	$21,938	$13,255

The Company distributed approximately $23.2 million and $21.5 million, respectively, through four regular quarterly distributions during the years ended December 31, 2016 and December 31, 2015, and distributed approximately $12.1 million, through four regular quarterly distributions and one special distribution during the period from March 5, 2014 (commencement of operations) to December 31, 2014. The Company distributed the approximately $1.7 million of undistributed taxable income in 2016 to meet its intention of distributing all of the taxable income earned in the calendar year 2015. The Company distributed the approximately $1.2 million of 2014 undistributed taxable income in 2015 to distribute all of the taxable income earned in the calendar year 2014. As a result of this “spillover” income, the Company incurred a non-deductible U.S. federal excise tax of approximately $49 thousand and $48 thousand for the year ended December 31, 2015 and the period from March 5, 2014 (commencement of operations) to December 31, 2014, respectively.  The Company will not be able to determine whether any specific distribution will be treated as made out of its taxable earnings or as a return of capital until after the end of its taxable year. The amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For purposes of issuing and publishing the Rule 19a-1 notice required under the 1940 Act, the Company will calculate both its current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constituted a return of capital to its stockholders. While such are not taxable, they reduce a shareholder’s basis in his, her, or its shares of common stock, which may result in the shareholder recognizing more taxable capital gains, or a lower capital loss, when the shares of common stock are eventually sold.

Note 13. Selected Quarterly Financial Results

The following tables set forth selected quarterly financial data for the three months ended March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016 and for the three months ended March 31, 2015, June 30, 2015, September 30, 2015, and December 31, 2015.

Selected Quarterly Financial Results (unaudited)	For the Three Months Ended
(dollars in thousands, except per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total investment and other income	$11,079	$9,405	$12,502	$10,649
Net investment income	$6,728	$4,958	$6,495	$4,830
Net realized gains (losses)	$(651)	$(21,336)	$1,081	$188
Net unrealized gains (losses)	$(13,334)	$16,381	$3,859	$1,927
Net increase (decrease) in net assets resulting from operations	$(7,257)	$3	$11,435	$6,945

Basic and diluted net investment income per share	$0.41	$0.30	$0.40	$0.30
Basic and diluted net increase (decrease) in net assets per share	$(0.45)	*	$0.71	$0.44
Net asset value per common share at period end	$13.40	$13.05	$13.44	$13.51

_______________

*Less than $0.005

Selected Quarterly Financial Results (unaudited)	For the Three Months Ended
(dollars in thousands, except per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total investment and other income	$9,808	$11,606	$9,245	$11,427
Net investment income	$4,945	$6,295	$4,671	$6,048
Net realized losses	$(317)	$—	$—	$—
Net unrealized (losses) gains	$(1,889)	$753	$1,044	$(6,029)
Net increase in net assets resulting from operations	$2,739	$7,048	$5,715	$19

Basic and diluted net investment income per share	$0.48	$0.38	$0.28	$0.36
Basic and diluted net increase in net assets per share	$0.27	$0.43	$0.34	$0.00
Net asset value per common share at period end	$14.48	$14.54	$14.52	$14.21

Note 14. Subsequent Events

Dividends

On March 13, 2017, the Company announced that its Board declared a $0.36 per share regular quarterly dividend, payable on April 17, 2017 to stockholders of record on March 31, 2017.

Recent Portfolio Activity

From January 1, 2017 through March 13, 2017, the Company closed $22.0 million of additional debt commitments and funded $9.0 million in new investments. TPC’s direct originations platform entered into $38.8 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From January 1, 2017 through March 13, 2017 the Company received $35.0 million in prepayments on outstanding growth capital loans from two obligors.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and the Company’s president, who is acting as the Company’s principal financial and accounting officer for purposes of signing the certifications required to be filed with this report, conducted an evaluation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). As of the end of the period covered by this annual report on Form 10-K, the Company’s chief executive officer and acting principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures were effective, and provided reasonable assurance, to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms, and that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and acting principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO

Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Due to the Company’s status as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2016.

3. Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Report of Independent Registered Public Accounting Firm	101
Consolidated Statements of Assets and Liabilities as of December 31, 2016 and December 31, 2015	102
Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015 and the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014	103
Consolidated Statements of Changes in Net Assets for the Years Ended December 31, 2016 and 2015 and the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014	104
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015 and the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014	105
Consolidated Schedules of Investments as of December 31, 2016 and December 31, 2015	106
Notes to Consolidated Financial Statements as of December 31, 2016 and December 31, 2015	118

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

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

10.8	Pledge Agreement between TriplePoint Venture Growth BDC Corp., TPVG Variable Funding Company LLC and Deutsche Bank AG(12)

10.9	Blocked Account Control Agreement between TPVG Variable Funding Company LLC, Deutsche Bank AG and U.S. Bank, National Association(13)

10.10	Letter Agreement amending the Receivables Financing Agreement, dated June 5, 2014(14)

10.11	Letter Agreement amending the Receivables Financing Agreement, dated July 18, 2014(15)

10.12	Letter Agreement amending the Receivables Financing Agreement, dated August 8, 2014(16)

10.13	Letter Agreement amending the Receivables Financing Agreement, dated November 18, 2014(17)

10.14	Letter Agreement amending the Receivables Financing Agreement, dated January 27, 2016(18)

11.1	Computation of Per Share Earnings(19)

14.1	Code of Business Conduct and Ethics(filed herewith)

21.1	List of Subsidiaries(filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(filed herewith)

31.2

Certification of Acting Principal and Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(filed herewith)

32.2	Certification of Acting Principal and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(filed herewith)

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

(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on June 10, 2014.
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on July 23, 2014.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on August 11, 2014.
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on November 20, 2014.
(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on January 29, 2016
(19)	Included in the notes to the financial statements contained in this Report.

(c)	Financial Statement Schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Venture Growth BDC Corp
Date: March 13, 2017	By:	/S/ JAMES P. LABE
James P. Labe
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 13, 2017.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 13, 2017
James P. Labe

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President, Secretary, Treasurer (Acting Principal Financial and Accounting Officer) and Director	March 13, 2017
Sajal K. Srivastava
Director
By:	/s/ GILBERT E. AHYE		March 13, 2017
Gilbert E. Ahye

By:	/s/ STEVEN P. BIRD	Director	March 13, 2017
Steven P. Bird

By:	/s/ STEPHEN A. CASSANI	Director	March 13, 2017
Stephen A. Cassani