Form 10-Q
period 2017-03-31
TriplePoint Venture Growth BDC Corp.
filed 2017-05-09
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2017, the registrant had 16,001,290 shares of common stock, $0.01 par value per share, outstanding.

TriplePoint Venture Growth BDC Corp.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Investments at fair value (amortized cost of $326,674 and $370,116, respectively)	$328,408	$374,311
Short-term investments at fair value (cost of $79,963 and $39,990, respectively)	79,963	39,990
Cash	30,165	7,776
Restricted cash	6,459	7,702
Deferred credit facility costs	1,570	1,774
Prepaid expenses and other assets	2,863	2,669
Total Assets	449,428	434,222

Liabilities
Revolving Credit Facility	86,000	115,000
2020 Notes, net	53,383	53,288
Payable for U.S. Treasury bill assets	79,963	39,990
Base management fee payable	1,572	1,449
Income incentive fee payable	1,473	1,208
Accrued capital gains incentive fee	—	—
Payable to directors and officers	66	63
Distributions payable	5,753	—
Other accrued expenses and liabilities	7,331	7,361
Total Liabilities	235,541	218,359
Commitments and Contingencies (Note 7)
Net Assets	$213,887	$215,863

Preferred stock, par value $0.01 per share (50,000,000 shares authorized; no shares issued and outstanding as of March 31, 2017 and December 31, 2016)	$—	$—
Common stock, par value $0.01 per share (450,000,000 shares authorized; 15,980,768 and 15,980,768 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively)	160	160
Paid-in capital in excess of par value	231,518	231,518
Undistributed net investment income	3,191	1,025
Accumulated net realized losses on investments	(22,716)	(21,035)
Accumulated net unrealized gains (losses) on investments	1,734	4,195
Net Assets	$213,887	$215,863

Net Asset Value per Share	$13.38	$13.51

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2017	2016
Investment Income
Interest income from investments	$14,252	$10,725
Other income
Expirations / terminations of unfunded commitments	40	354
Other fees	12	—
Total investment and other income	14,304	11,079

Operating Expenses
Base management fee	1,572	1,365
Income incentive fee	1,473	—
Capital gains incentive fee	—	—
Interest expense and amortization of fees	2,405	1,794
Administration agreement expenses	374	397
General and administrative expenses	561	795
Total Operating Expenses	6,385	4,351

Net investment income	7,919	6,728

Net realized and unrealized gains (losses) on investments
Net realized losses on investments	(1,681)	(651)
Net change in unrealized gains (losses) on investments	(2,461)	(13,334)
Net realized and unrealized gains (losses) on investments	(4,142)	(13,985)

Net Increase (Decrease) in Net Assets Resulting from Operations	$3,777	$(7,257)

Basic and diluted net investment income per share	$0.50	$0.41
Basic and diluted net increase (decrease) in net assets per share	$0.24	$(0.45)
Basic and diluted weighted average shares of common stock outstanding	15,980,768	16,302,036

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(dollars in thousands, except share data)

	Shares of Common Stock	Total Net Assets
Balance as of January 1, 2016	16,302,036	$231,646
Net decrease in net assets resulting from operations	—	(7,257)
Distributions	—	(5,869)
Balance as of March 31, 2016	16,302,036	218,520

Balance as of January 1, 2017	15,980,768	$215,863
Net increase in net assets resulting from operations	—	3,777
Distributions	—	(5,753)
Balance as of March 31, 2017	15,980,768	$213,887

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$3,777	$(7,257)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(14,319)	(56,023)
Purchases of short-term investments, net	(39,973)	(9,866)
Principal payments and proceeds from investments	55,200	32,438
Payment-in-kind interest on investments	(317)	(640)
Net change in unrealized (gains) losses on investments	2,461	13,334
Realized losses on investments	1,681	651
Amortization and accretion of premiums and discounts, net	(551)	(626)
Accretion of end-of-term payments, net of prepayments	1,748	(169)
Amortization of deferred credit facility and 2020 Notes issuance costs	299	336
Change in restricted cash	1,243	3,066
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	39,973	9,865
Prepaid expenses and other assets	(194)	(398)
Base management fee payable	123	(10)
Income incentive fee payable	265	(1,453)
Payable to directors and officers	3	3
Other accrued expenses and liabilities	(30)	(2,462)
Net cash provided (used in) by operating activities	51,389	(19,211)
Cash Flows from Financing Activities:
Repayments under revolving credit facility, net	(29,000)	—
Deferred credit facility costs	—	(1,080)
Net cash used in financing activities	(29,000)	(1,080)
Net change in cash	22,389	(20,291)
Cash at beginning of period	7,776	32,451
Cash at end of period	$30,165	$12,160
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$2,090	$1,413
Distribution declared, not paid	$5,753	$5,869

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of March 31, 2017

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
Birchbox, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% EOT payment)	$5,000	$5,152	$5,168	2/28/2019
		Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	5,000	5,152	$5,168	2/28/2019
		Growth Capital Loan (Prime + 8.00% interest rate, 11.00% EOT payment)	10,000	10,175	$10,211	7/31/2019
Birchbox, Inc. Total			20,000	20,479	20,547
Birst, Inc.	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	10,000	10,116	10,149	11/30/2017
		Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	15,000	14,946	15,089	3/31/2019
		Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	2,000	1,988	2,009	6/30/2019
Birst, Inc. Total			27,000	27,050	27,247
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.75% interest rate)	6,045	6,370	6,380	12/31/2017
CrowdStrike, Inc.	Security Services	Growth Capital Loan (Prime + 7.75% interest rate, 0.50% EOT payment)	20,000	18,749	18,883	12/31/2020
Farfetch UK Limited (1) (3)	Shopping Facilitators	Growth Capital Loan (Prime + 8.25% interest rate, 9.00% EOT payment)	10,000	10,049	10,502	3/31/2020
		Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	5,000	5,045	5,255	1/31/2020
		Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	5,000	4,885	5,092	6/30/2020
Farfetch UK Limited Total			20,000	19,979	20,849
FinancialForce.com, Inc.	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,388	14,569	12/31/2020
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	10,000	10,176	10,278	9/30/2019
		Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	5,000	4,993	5,043	2/29/2020
Forgerock, Inc. Total			15,000	15,169	15,321

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2017

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Conferencing Equipment / Services	Growth Capital Loan (11.25% interest rate, 2.85% EOT payment)	$30,000	$29,603	$30,209	9/30/2019
		Growth Capital Loan (11.50% interest rate, 2.85% EOT payment)	5,000	4,925	4,928	9/30/2019
		Growth Capital Loan (11.50% interest rate, 2.85% EOT payment)	5,000	4,925	4,928	9/30/2019
Fuze, Inc. (fka Thinking Phone Networks, Inc.) Total			40,000	39,453	40,065
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (13.00% interest rate, 9.00% EOT payment)	15,000	16,181	16,138	11/30/2017
KnCMiner AB (1) (3) (8) (12)	Financial Institution and Services	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	3,758	3,809	3,231	6/30/2018
		Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	1,798	1,795	1,546	6/30/2018
KnCMiner AB Total			5,556	5,604	4,777
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate, 10.00% EOT payment)	2,344	2,487	2,524	9/30/2018
		Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	136	136	136	1/31/2019
		Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	1,452	1,452	1,459	6/30/2019
		Equipment Loan (6.50% interest rate, 10.00% EOT payment)	780	780	781	6/30/2019
		Equipment Lease (8.50% interest rate, 10.00% EOT payment) (1)	136	137	137	12/31/2019
MapR Technologies, Inc. Total			4,848	4,992	5,037
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	8,667	9,531	7,178	1/31/2019
Munchery, Inc.	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% interest rate, 8.75% EOT payment)	2,913	2,920	2,980	6/30/2019
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	10,000	10,189	10,575	11/30/2018
		Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	6,000	6,011	6,242	6/30/2019
		Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	2,000	1,985	2,071	10/31/2019

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2017

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
		Growth Capital Loan (Prime + 6.25% interest rate, 4.50% EOT payment)	4,000	3,951	4,068	11/30/2019
Rent the Runway, Inc. Total			22,000	22,136	22,956
SimpliVity Corporation	Database Software	Equipment Lease (6.75% interest rate, 10.00% EOT payment) (1)	2,539	2,539	2,836	12/31/2018
		Equipment Lease (6.75% interest rate, 7.50% EOT payment) (1)	1,677	1,677	1,820	6/30/2018
		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	1,185	1,185	1,317	12/31/2018
		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	807	807	909	2/28/2019
		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	49	49	56	3/31/2019
		Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	4,272	4,273	5,012	9/30/2018
SimpliVity Corporation Total			10,529	10,530	11,950
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	5,000	5,000	4,998	4/4/2020
		Growth Capital Loan (5.00% PIK interest rate)	21,410	21,411	19,357	4/4/2021
		Growth Capital Loan (5.00% PIK interest rate)	5,137	5,137	4,488	4/4/2021
Virtual Instruments Corporation Total			31,547	31,548	28,843
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,120	5,152	12/31/2018
		Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,995	5,070	6/30/2019
		Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,987	5,070	6/30/2019
		Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,895	5,005	11/30/2019
		Growth Capital Loan (Prime + 3.75% interest rate, 4.00% EOT payment)	5,000	4,838	4,834	3/31/2018
WorldRemit Limited Total			25,000	24,835	25,131

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2017

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Xirrus, Inc. (12)	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% PIK interest rate, 8.50% EOT payment)	1,378	1,719	1,614	3/31/2017 (10)
		Growth Capital Loan (Prime + 10.25% PIK interest rate, 8.50% EOT payment)	3,029	3,627	3,409	3/31/2017 (10)
		Growth Capital Loan (Prime + 10.25% PIK interest rate, 8.50% EOT payment)	3,547	4,135	3,920	3/31/2017 (10)
		Growth Capital Loan (Prime + 10.25% PIK interest rate, 8.50% EOT payment)	9,982	10,794	10,693	12/31/2017 (10)
		Growth Capital Loan (12.00% PIK interest rate) (2)	2,564	2,552	2,564	10/16/2017 (10)
		Growth Capital Loan (15.00% PIK interest rate) (2)	2,000	2,000	2,000	10/16/2017 (10)
Xirrus, Inc. Total			22,500	24,827	24,200
Total Debt Investments			$311,605	$314,741	$313,051

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2017

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	$112	$74
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	60,052	690	1,383
Birst, Inc.	Business Applications Software	Preferred Stock	428,491	129	39
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	4
CrowdStrike, Inc.	Security Services	Preferred Shares	99,344	72	72
Eero, Inc. (2)	Wireless Communications Equipment	Preferred Stock	35,446	80	80
Farfetch UK Limited (1) (3)	Shopping Facilitators	Preferred Stock	37,998	170	173
FinancialForce.com, Inc. (2)	Business Applications Software	Preferred Stock	195,170	508	508
Forgerock, Inc.	Security Services	Preferred Stock	195,992	155	386
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Conferencing Equipment / Services	Preferred Stock	323,381	670	639
Green Chef Corporation (2)	Restaurant / Food Service	Preferred Stock	315,211	98	98
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77	—
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	35	103
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37	40
JackThreads, Inc. (2)	E-Commerce - Clothing and Accessories	Common Stock	283,401	88	77
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	256,388	42	92
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	76
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	—
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	21,537	45	99
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	9
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	88,037	213	828
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	82,891	331	1,155
Shazam Entertainment Limited (1) (2) (3)	Multimedia / Streaming Software	Ordinary Shares	2,669,479	134	139
Stance, Inc. (2)	E-Commerce - Clothing and Accessories	Preferred Stock	75,000	41	41
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	28
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	774,352	624	1,394
Varsity Tutors LLC (2) (11)	Educational/Training Software	Preferred Stock	240,590	65	65
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	112,252	331	358
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	6,446,763	787	—
Total Warrants				$6,510	$8,055

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2017

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost	Fair Value
Equity Investments (2)
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	$250	$296
Birchbox, Inc.	E-Commerce - Personal Goods	Convertible Note (8.00% interest rate)	—	45	131
Birst, Inc.	Business Applications Software	Preferred Stock	42,801	250	184
Cohesity Inc.	Network Systems Management Software	Preferred Stock	60,342	400	400
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	258
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	36,264	150	150
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	622
Nutanix, Inc. (7)	Database Software	Common Stock	173,731	1,078	3,261
Pluribus Networks, Inc.	Communications Software	Preferred Stock	722,073	2,000	2,000
Total Equity Investments				$5,423	$7,302

Total Investments in Portfolio Companies				$326,674	$328,408

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$80,000 Face Value Maturity Date 4/27/2017 Yield to Maturity 0.725%			$79,963	$79,963
Total Short-Term Investments				$79,963	$79,963

Total Investments				$406,637	$408,371

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

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

As of December 31, 2016

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	$112	$74
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	60,052	690	1,406
Birst, Inc.	Business Applications Software	Preferred Stock	428,491	129	39
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	4
CrowdStrike, Inc.	Security Services	Preferred Shares	99,344	72	72
Eero, Inc. (2)	Wireless Communications Equipment	Preferred Stock	35,446	80	80
Farfetch UK Limited (1) (3)	Shopping Facilitators	Preferred Stock	37,998	170	183
FinancialForce.com, Inc. (2)	Business Applications Software	Preferred Stock	195,170	508	508
Forgerock, Inc.	Security Services	Preferred Stock	97,996	155	209
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Conferencing Equipment / Services	Preferred Stock	323,471	670	633
Green Chef Corporation (2)	Restaurant / Food Service	Preferred Stock	315,211	98	98
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77	—
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	35	106
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37	40
JackThreads, Inc. (2)	E-Commerce - Clothing and Accessories	Common Stock	283,401	88	77
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	256,388	42	92
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	87
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	—
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	5,590,041	746	503
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	222,640	45	45
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	9
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	88,037	213	828
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	82,891	331	1,155
Shazam Entertainment Limited (1) (2) (3)	Multimedia / Streaming Software	Ordinary Shares	2,669,479	134	166
SimpliVity Corporation	Database Software	Preferred Stock	770,201	936	—
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	28
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	774,352	624	1,394
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	96,216	279	307
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	6,446,763	787	—
Total Warrants				$8,034	$8,238
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

(unaudited)

As of March 31, 2017 and as of December 31, 2016

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

As of March 31, 2017 and December 31, 2016, unless otherwise noted, certain of the debt investments and certain of the warrants of TriplePoint Venture Growth BDC Corp. (the “Company”), with an aggregate fair value of approximately $313.7 million and $363.0 million, respectively, were pledged for borrowings under the Company’s revolving credit facility.

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

Specific notes applicable to specific investments in the foregoing tables:

(1) Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2017 and December 31, 2016, non-qualifying assets as a percentage of total assets were 17.6% and 17.4%, respectively.

(2) As of March 31, 2017 or December 31, 2016, these debt investments, warrants, equity investments and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.

(3) Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4) Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

(5) Debt investment has a payment-in-kind (“PIK”) feature.

(6) Unused.

(7) Entity is publicly traded and listed on The Nasdaq Global Select Market (the “NASDAQ”).

(8) As of March 31, 2017, the Company’s debt investments in KnCMiner AB include risk and time discounted expected recoveries of cash from completed asset sales and equity in GoGreen Light AB, who acquired certain assets from KnCMiner AB.

(9) The maturity date was extended to March 31, 2017 during the first quarter of 2017.

(10) Repaid on April 24, 2017.

(11) Investment is a cash success fee payable on the consummation of certain trigger events.

(12) Debt is on non-accrual status.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2017.  There have been no changes in the significant accounting policies from those disclosed in the audited consolidated financial statements included in the Annual Report on Form 10-K.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s condensed consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. There were no net realized capital gains since the inception of the Company and, thus, no capital gains incentive fee was earned or is payable. The Company had net unrealized losses during the three months ended March 31, 2017 and March 31, 2016, and, as a result, no capital gains incentive fees were recorded for the three months ended March 31, 2017 and March 31, 2016.

Management and Incentive Fees	For the Three Months Ended March 31,
(dollars in thousands)	2017	2016
Base management fee	$1,572	$1,365
Income incentive fee	$1,473	$—
Capital gains incentive fee	$—	$—

The table above presents the base management and incentive fees accrued during the period and these fees are paid in the quarter after they are earned. During the three months ended March 31, 2017, approximately $1.4 million of base management fees earned in prior periods were paid, and approximately $1.2 million of income incentive fees earned in prior periods were paid. During the three months ended March 31, 2016, approximately $1.4 million of base management fees earned in prior periods were paid, and approximately $1.5 million of income incentive fees earned in prior periods were paid.

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

For both the three months ended March 31, 2017 and 2016, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.4 million, of which approximately $70 thousand and $60 thousand, respectively, were paid or payable to third party service providers.

Note 4. Investments

The Company measures the value of its investments at fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820”, issued by the Financial Accounting Standards Board, or “FASB”. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The following is a summary by investment type of the fair value according to inputs used in valuing investments listed in the accompanying condensed consolidated schedules of investments as of March 31, 2017 and December 31, 2016.

Investment Type	As of March 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$313,051	$313,051
Warrants	—	—	8,055	8,055
Equity investments	3,261	—	4,041	7,302
Short-term investments	79,963	—	—	79,963
Total investments	$83,224	$—	$325,147	$408,371

Investment Type	As of December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$360,007	$360,007
Warrants	—	—	8,238	8,238
Equity investments	—	4,430	1,636	6,066
Short-term investments	39,990	—	—	39,990
Total investments	$39,990	$4,430	$369,881	$414,301

The following tables present additional information about Level 3 investments measured at fair value for the three months ended March 31, 2017 and March 31, 2016. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended March 31, 2017
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2017	$360,007	$8,238	$1,636	$369,881
Fundings of investments, at cost	11,762	157	2,400	14,319
Principal payments and sale proceeds received from investments	(55,200)	—	—	(55,200)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	(1,197)	—	—	(1,197)
Realized losses on investments	—	(1,681)	—	(1,681)
Net change in unrealized gains (losses) included in earnings	(2,638)	1,341	5	(1,292)
Payment-in-kind coupon	317	—	—	317
Totals	$313,051	$8,055	$4,041	$325,147

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2017	$(296)	$1,098	$5	$808

Level 3	For the Three Months Ended March 31, 2016
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2016	$259,585	$8,067	$3,639	$271,291
Fundings of investments, at cost	55,363	660	—	56,023
Principal payments received on investments	(32,438)	—	—	(32,438)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	795	—	—	795
Realized losses on investments	—	(498)	—	(498)
Net change in unrealized gains included in earnings	(13,365)	38	5	(13,322)
Payment-in-kind coupon	640	—	—	640
Totals	$270,580	$8,267	$3,644	$282,491

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2016	$(13,336)	$(111)	$5	$(13,442)

Realized gains and losses are included in net realized gains (losses) on investments in the condensed consolidated statements of operations. There were realized losses of approximately $1.7 million and $0.7 million, as a result of writing off certain warrants during the three months ended March 31, 2017 and March 31, 2016, respectively.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations. The change in net unrealized gains (losses) for Level 3 investments in debt, equity and warrants are summarized in the tables above. In addition to the unrealized gains and losses for Level 3 investments, during the three months ended March 31, 2017, there were changes in unrealized gains of approximately $1 thousand on U.S. Treasury bills. For the three months ended March 31, 2016, there were changes in unrealized losses of approximately $5 thousand on U.S. Treasury bills.

During the three months ended March 31, 2017, the Company had debt investments in two portfolio companies on non-accrual with aggregate investment cost and approximate fair value of $30.4 million and $29.0 million, respectively. During the three months ended March 31, 2016, the Company had debt investments in one portfolio company on non-accrual with aggregate investment cost and fair value of approximately $14.5 million and $5.9 million, respectively.

For the three months ended March 31, 2017 and March 31, 2016, the Company recognized approximately $52 thousand and $0.4 million in other income, respectively, consisting of $40 thousand and $0.4 million, respectively, from the termination or expiration of unfunded commitments and approximately $12 thousand and $0, respectively, from amortization of certain fees paid by companies and other income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of March 31, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of March 31, 2017
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$284,074	Discounted Cash Flows	Discount Rate	2.50% - 28.93% (13.75%)
	24,200	Expected Recovery	N/A	N/A
	4,777	Discounted Expected Recovery	N/A	N/A
Warrants	5,933	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	0.80x – 8.00x (3.85x)
			Volatility	40.00% - 70.00% (50.80%)
			Term	1.00– 7.00 Years (3.05 Years)
			Discount for Lack of Marketability	0.00% - 32.70% (13.70%)
	2,122	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	25.00% – 30.00% (25.30%)
			Term	1.25 – 1.25 Years (1.25 Years)
Equity investments	1,641	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.75x – 6.00x (3.56x)
			Volatility	40.00% - 60.00% (50.90%)
			Term	1.00– 2.50 Years (1.55 Years)
			Discount for Lack of Marketability	0.00% - 23.70% (12.60%)
	2,400	Last Equity Financing	Price per share	$2.77 - $6.63
Total investments	$325,147

Level 3 Investments	As of December 31, 2016
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$355,230	Discounted Cash Flows	Discount Rate	2.50% - 25.00% (14.32%)
	4,777	Discounted Expected Recovery	N/A	N/A
Warrants	6,089	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	0.34x – 8.00x (3.43x)
			Volatility	40.00% - 70.00% (53.30%)
			Term	1.00– 7.00 Years (2.98 Years)
			Discount for Lack of Marketability	0.00% - 32.70% (14.10%)
	2,149	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	25.00% – 30.00% (25.40%)
			Term	1.25 – 2.25 Years (1.33 Years)
Equity investments	1,636	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.50x – 6.00x (3.57x)
			Volatility	45.00% - 60.00% (51.70%)
			Term	1.00– 2.50 Years (1.55 Years)
			Discount for Lack of Marketability	0.00% - 23.70% (12.90%)
Total investments	$369,881

As of March 31, 2017, the fair values for all but two of the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date. The Company’s debt investments in KnCMiner AB includes risk and time discounted expected recoveries including cash from asset sales completed as well as preferred shares received from GoGreen Light AB, which acquired certain assets from KnCMiner AB. Such preferred shares entitle the Company to receive annual cash distributions based on a percentage of the net income of GoGreen Light AB. The Company’s debt investments in Xirrus, Inc. were valued as of March 31, 2017 based on the actual amounts received in April 2017 in conjunction with a sale of the company and repayment of its outstanding loans. As of December 31, 2016, the fair values for all but one of the Company’s debt investments (KnCMiner AB) were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date.

As of March 31, 2017 and December 31, 2016, fair values for all but two warrant positions were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Two warrant positions were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method given the outlook for those portfolio companies. As of March 31, 2017, all but two equity investments were valued using the market approach. The fair market value for two investments is derived based on the last equity financing round. As of December 31, 2016, all the equity investments were valued using the market approach.

The range of the various assumptions and weighted averages of these assumptions are summarized in the tables above.

As of March 31, 2017 and December 31, 2016, the Company had pledged certain of its debt investments and certain of its warrants with an aggregate fair value of approximately $313.7 million and $363.0 million, respectively, for borrowings under its revolving credit facility.

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

Note 6. Borrowings

Revolving Credit Facility

In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank, acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (the “Revolving Credit Facility”). In August 2014, the Company amended the Revolving Credit Facility to increase the total commitments available there-under by $50.0 million to $200.0 million in aggregate.

Pursuant to the amendment to the Revolving Credit Facility, effective as of January 2016, borrowings under the Revolving Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 3.0% during the revolving period and 4.5% during the amortization period. Borrowings under the Revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank a syndication fee in 12 monthly installments, of approximately 1% of the committed facility amount. The Company also agreed to pay to Deutsche Bank a fee to act as administrative agent under the Revolving Credit Facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum for any unused borrowings under the Revolving Credit Facility on a monthly basis. The Revolving Credit Facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to the Company’s Chief Executive Officer, Mr. James P. Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Revolving Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. The revolving period of the Revolving Credit Facility ends on February 21, 2018 and the maturity date of the Revolving Credit Facility is February 21, 2019. As of March 31, 2017 and December 31, 2016, the Company was in compliance with all covenants under the Revolving Credit Facility.

At March 31, 2017 and December 31, 2016, the Company had outstanding borrowings of $86.0 million and $115.0 million, respectively, under the Revolving Credit Facility, which is included in the Company’s condensed consolidated statements of assets and liabilities. The book value of the Revolving Credit Facility not measured at fair value on a recurring basis, approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Revolving Credit Facility would be categorized as Level 3 of the fair value hierarchy. Interest expense includes the interest cost charged on borrowings, the unused fee on the Revolving Credit Facility, third party administrative fees, and the amortization of deferred Revolving Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Three Months Ended March 31,
(dollars in thousands)	2017	2016
Revolving Credit Facility
Interest cost charged on borrowings	$968	$162
Unused fee	183	345
Amortization of costs and other fees	231	267
Revolving Credit Facility Total	$1,382	$774
2020 Notes
Interest cost	$922	$921
Amortization of costs and other fees	101	99
2020 Notes Total	$1,023	$1,020
Total interest expense and amortization of fees	$2,405	$1,794

During the three months ended March 31, 2017 and March 31, 2016, the Company had average outstanding borrowings of $102.6 million and $18.0 million, respectively, under the Revolving Credit Facility at a weighted average interest of 3.78% and 3.56%, respectively.

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

At March 31, 2017 and December 31, 2016, the 2020 Notes had a market price of $25.55 per unit and $25.50 per unit, respectively, resulting in an aggregate fair value of approximately $55.8 million and $55.7 million, respectively. The 2020 Notes are recorded at amortized cost in the condensed consolidated statements of assets and liabilities. Amortized cost includes approximately $1.2 million and $1.3 million at March 31, 2017 and December 31, 2016, respectively, of deferred issuance cost which is amortized and expensed over the five year term of the 2020 Notes based on an effective yield method.

The following tables provide additional information about the level in the fair value hierarchy of the Company’s liabilities at March 31, 2017 and December 31, 2016.

Liability	As of March 31, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$86,000	$86,000
2020 Notes, net *	—	54,584	—	54,584

_______________

*	Net of approximately $1.2 million of deferred issuance cost.

Liability	As of December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$115,000	$115,000
2020 Notes, net *	—	54,381	—	54,381

_______________

*	Net of approximately $1.3 million of deferred issuance cost.

Other Payables

On March 31, 2017, the Company purchased $80.0 million in face value of U.S. Treasury bills for settlement on April 4, 2017. On December 30, 2016, the Company purchased $40.0 million of U.S. Treasury bills for settlement on January 4, 2017. The associated payable was included in the Company’s condensed consolidated statements of assets and liabilities as of March 31, 2017 and December 31, 2016. As of March 31, 2017, the Company had no other payables other than in the ordinary course of business.

Note 7. Commitments

Commitments

As of March 31, 2017 and December 31, 2016, the Company’s unfunded commitments to ten and nine companies, respectively, totaled approximately $117.4 million and approximately $117.4 million, respectively, of which $50.0 million and $60.0 million, respectively, was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Of the approximately $117.4 million of unfunded commitments as of March 31, 2017, approximately $72.4 million will expire in 2017, $40.0 million will expire during 2018, and $5.0 million will expire during 2019, if not drawn prior to expiration.

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

The tables below provide the Company’s unfunded commitments by company as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017
Unfunded Commitments* (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
CrowdStrike, Inc.	$5,000	$81
Eero, Inc.	15,000	130
Farfetch UK Limited	5,000	53
FinancialForce.com, Inc.	15,000	94
Green Chef Corporation	10,000	173
MapR Technologies, Inc. (Equipment Lease)	4,352	12
Rent the Runway, Inc.	28,000	511
Stance, Inc.	15,000	166
Varsity Tutors LLC	15,000	159
WorldRemit Ltd.	5,000	62
Total	$117,352	$1,441

______________

*Does not include $40.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

	As of December 31, 2016
Unfunded Commitments* (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
CrowdStrike, Inc.	$5,000	$81
Eero, Inc.	15,000	130
Farfetch UK Limited	5,000	53
FinancialForce.com, Inc.	15,000	94
Green Chef Corporation	10,000	173
MapR Technologies, Inc. (Equipment Lease)	4,352	12
Optoro, Inc.	25,000	40
Rent the Runway, Inc.	28,000	511
WorldRemit Ltd.	10,000	124
Total	$117,352	$1,218

______________

*Does not include $40.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

The tables above also provide the fair value of the Company’s unfunded commitment liability as of March 31, 2017 and December 31, 2016 totaling approximately $1.4 million and $1.2 million, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s condensed consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 because there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details regarding the Company’s unfunded commitments activity during the three months ended March 31, 2017 and March 31, 2016.

	For the Three Months Ended March 31,
Commitments Activity (dollars in thousands)	2017		2016
Activity during the period:
New commitments	37,000		90,000
Fundings	(12,000)		(56,368)
Expirations / Terminations	(25,000)		(32,250)

Unfunded commitments at beginning of period	$ 117,352	*	$ 189,961
Unfunded commitments at end of period	$ 117,352	*	$ 191,343

_______________

*Does not include $40.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (dollars in thousands)	As of March 31, 2017	As of December 31, 2016
Dependent on milestones	$50,000	$60,000
Expiring during:
2017	72,352	102,352
2018	40,000	10,000
2019	5,000	5,000

Growth capital loans	113,000	113,000
Equipment leases and loans	4,352	4,352

_______________

*Does not include $40.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments

The Company has entered into commitments with certain of its portfolio companies which permit an increase in the commitment amount in the future in the event that conditions to such increases are met.  If such conditions to increase the Company’s commitments are met, these amounts may become unfunded commitments if not drawn prior to expiration.  As of March 31, 2017 and December 31, 2016, this backlog of potential future commitments totaled $40.0 million, respectively.

Note 8. Financial Highlights

The financial highlights presented below are for the three months ended March 31, 2017 and March 31, 2016.

Financial Highlights	For the Three Months Ended March 31, or as of March 31,
(dollars in thousands, except per share data)	2017	2016
Per Share Data (1)
Net asset value at beginning of period	$13.51	$14.21
Changes in net asset value due to:
Net investment income	0.50	0.41
Net realized gains (losses)	(0.11)	(0.04)
Net change in unrealized gains (losses) on investments	(0.16)	(0.82)
Distributions	(0.36)	(0.36)
Net asset value at end of period	$13.38	$13.40

Net investment income per share	$0.50	$0.41
Net increase (decrease) in net assets resulting from operations per share	$0.24	$(0.45)
Weighted average shares of common stock outstanding for period	15,980,768	16,302,036
Shares of common stock outstanding at end of period	15,980,768	16,302,036

Financial Highlights	For the Three Months Ended March 31, or as of March 31,
(dollars in thousands, except per share data)	2017	2016

Ratios / Supplemental Data
Net asset value at beginning of period	$215,863	$231,646
Net asset value at end of period	$213,887	$218,520
Average net asset value	$217,420	$233,614

Total return based on net asset value per share (2)	(1.0)%	(5.7)%
Net asset value per share at beginning of period	$13.51	$14.21
Distributions per share during period	$0.36	$0.36
Net asset value per share at end of period	$13.38	$13.40

Total return based on stock price (3)	18.3%	(12.2%)
Stock price at beginning of period	$11.78	$11.96
Distributions per share during period	$0.36	$0.36
Stock price at end of period	$13.94	$10.50

Net investment income to average net asset value (4)	14.8%	11.6%
Net increase (decrease) in net assets to average net asset value (4)	7.0%	(12.5%)
Ratio of expenses to average net asset value (4) (5)	11.9%	7.5%
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

(4)	Percentage is presented on an annualized basis.
(5)	Additional financial ratios are provided below:

Ratios	For the Three Months Ended March 31,
(Percentages, on an annualized basis)	2017	2016
Operating expenses excluding incentive fees to average net asset value	9.2%	7.5%
Income component of incentive fees to average net asset value	2.7%	0.0%
Capital gains component of incentive fees to average net asset value	0.0%	0.0%

The weighted average portfolio yield on debt investments presented below is for the three months ended March 31, 2017 and March 31, 2016.

Ratios	For the Three Months Ended March 31,
(Percentages, on an annualized basis) (1)	2017	2016
Weighted average portfolio yield on debt investments	16.8%	15.7%
Coupon income	10.1%	10.6%
Accretion of discount	0.7%	0.7%
Accretion of end-of-term payments	1.7%	3.0%
Impact of prepayments during the period	4.3%	1.4%

_______________

(1)    Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and March 31, 2016.

Basic and Diluted Share Information	For the Three Months Ended March 31,
(dollars in thousands, except per share data)	2017	2016
Net investment income	$7,919	$6,728
Net increase (decrease) in net assets resulting from operations	$3,777	$(7,257)
Basic and diluted average weighted shares of common stock outstanding	15,980,768	16,302,036
Basic and diluted net investment income per share of common stock	$0.50	$0.41
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.24	$(0.45)

Note 10. Equity

Since inception, the Company has issued 16,494,683 shares of common stock through an initial public offering, a concurrent private placement offering and a follow-on offering. The Company received net proceeds from these offerings of approximately $237.6 million, net of the portion of the underwriting sales load and offering costs paid by the Company.

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the year ended December 31, 2016 is provided in the following table. During the three months ended March 31, 2017, there was no issuance of common stock.

Issuance of Common Stock for the Year Ended December 31, 2016 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2016 distribution reinvestment	4/15/2016	46,058	452	—	—	$9.80 per share
Second quarter 2016 distribution reinvestment	6/16/2016	68,920	691	—	—	$10.03 per share
Third quarter 2016 distribution reinvestment	9/16/2016	26,527	273	—	—	$10.29 per share
Fourth quarter 2016 distribution reinvestment	12/16/2016	23,213	271	—	—	$11.68 per share
Total issuance		164,718	$1,687	$—	$—

During the fourth quarter of 2015, the Board authorized the repurchase of up to $25 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time.  The Company expects that the program will be in effect until October 31, 2017, or until the approved dollar amount has been used to repurchase shares. There was no repurchase of common stock during the three months ended March 31, 2017. The Company repurchased 485,986 shares of common stock for approximately $5.4 million during the year ended December 31, 2016.

Shares Repurchased for the Year Ended December 31, 2016 (dollars in thousands, except per share data)	Date	Number of Shares Repurchased	Approximate Dollar Value of Shares Repurchased	Average Price per Share
Shares Repurchased	5/12/2016 to 6/16/2016	190,242	$2,002	$ 10.52 per share
Shares Repurchased	8/11/2016 to 8/29/2016	295,744	$3,374	$ 11.41 per share
Total Shares Repurchased		485,986	$5,376

The Company had 15,980,768 and 15,980,768 shares of common stock outstanding as of March 31, 2017 and December 31, 2016, respectively.

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

The following table summarizes the Company’s cash distributions per share during the three months ended March 31, 2017, during the years ended December 31, 2016 and December 31, 2015.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s condensed consolidated statements of operations during the three months ended March 31, 2017 and March 31, 2016, respectively. For the year ended December 31, 2016, total distributions of $1.44 per share were declared and paid. Approximately $1.20 of the declared distribution represents a return of capital due to realized losses on debt investments. The balance represents a distribution of ordinary income. Since March 5, 2014 (commencement of operations) to March 31, 2017, total distributions of $4.46 per share have been declared and paid.

Note 12. Subsequent Events

Distributions

On May 9, 2017, the Company announced that its Board declared a $0.36 per share distribution, payable on June 16, 2017, to stockholders of record on May 31, 2017.

Recent Portfolio Activity

From April 1, 2017 through May 9, 2017, the Company funded $0.7 million in new investments. TPC’s direct originations platform entered into $85.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From April 1, 2017 through May 9, 2017 the Company received $22.5 million in repayments on outstanding growth capital loans from one obligor.

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

We commenced investment activities on March 5, 2014. In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on March 5, 2014, we acquired our initial portfolio. On March 11, 2014, we completed our initial public offering and received $141.6 million of net proceeds in connection with the initial public offering and concurrent private placement, net of the portion of the underwriting sales load and offering costs we paid. In 2015, we completed a follow-on public offering of our common stock raising approximately $95.9 million after offering costs.

In February 2014, we entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements (the “Revolving Credit Facility”). In August 2014, we amended the Revolving Credit Facility to increase the total commitments by $50.0 million to $200.0 million in aggregate. Effective as of a January 2016 amendment to the Credit Facility, borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 3.0% during the Revolving Credit Facility’s revolving period. The revolving period under the amended Revolving Credit Facility expires on February 21, 2018 and the maturity date of the Revolving Credit Facility is February 21, 2019.

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

As of March 31, 2017, we had 89 investments in 36 companies and our four largest portfolio companies represented approximately 37% of our portfolio investments. Our investments included 51 debt investments, 29 warrant investments, and nine direct equity and related investments. As of March 31, 2017, the total cost and fair value of these investments were approximately $326.7 million and approximately $328.4 million, respectively. As of March 31, 2017, one of our portfolio companies was publicly traded. At March 31, 2017, the 51 debt investments with an aggregate fair value of approximately $313.1 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 8.2%. Enterprise value of the portfolio company is estimated based on information available, including any information regarding the most recent rounds of capital raised by the portfolio company.

As of December 31, 2016, we had 99 investments in 33 companies and our four largest portfolio companies represented approximately 38% of our portfolio investments. Our investments included 63 debt investments, 29 warrant investments, and seven direct equity and related investments. As of December 31, 2016, the total cost and fair value of these investments were approximately $370.1 million and approximately $374.3 million, respectively. As of December 31, 2016, one of our portfolio companies was publicly traded. As of December 31, 2016, the 63 debt investments with an aggregate fair value of approximately $360.0 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 8.6%. Enterprise value of the borrower is estimated based on information available, including any information regarding the most recent rounds of borrower funding. The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$314,741	$313,051	$(1,690)	51	18
Warrants	6,510	8,055	1,545	29	29
Equity investments	5,423	7,302	1,879	9	8
Total Investments in Portfolio Companies	$326,674	$328,408	$1,734	89	36	*

	As of December 31, 2016
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$359,059	$360,007	$948	63	19
Warrants	8,034	8,238	204	29	29
Equity investments	3,023	6,066	3,043	7	6
Total Investments in Portfolio Companies	$370,116	$374,311	$4,195	99	33	*

_______________

*	Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$47,997	14.6%
Conferencing Equipment / Services	40,704	12.4
Security Services	34,662	10.6
Wireless Communications Equipment	30,664	9.3
Financial Institution and Services	30,266	9.2
Network Systems Management Software	29,243	8.9
E-Commerce - Clothing and Accessories	25,057	7.6
E-Commerce - Personal Goods	22,357	6.8
Shopping Facilitators	21,022	6.4
Biofuels / Biomass	16,138	4.9
Database Software	15,211	4.6
Entertainment	7,178	2.2
Restaurant / Food Service	3,177	1.0
Communications Software	2,000	0.6
General Media and Content	1,422	0.4
Software Development Tools	622	0.3
Travel and Leisure	298	0.2
Multimedia / Streaming Software	139	*
Advertising / Marketing	103	*
Medical Software and Information Services	74	*
Educational/Training Software	65	*
Business to Business Marketplace	9	*
Total investments in portfolio companies	$328,408	100.0%

	As of December 31, 2016
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Database Software	$50,888	13.6%
Business Applications Software	48,065	12.8
E-Commerce - Clothing and Accessories	45,969	12.3
Conferencing Equipment / Services	40,524	10.8
Security Services	34,122	9.1
Wireless Communications Equipment	29,422	7.9
Network Systems Management Software	27,947	7.5
Financial Institution and Services	25,122	6.7
E-Commerce - Personal Goods	22,076	5.9
Shopping Facilitators	20,838	5.6
Biofuels / Biomass	16,065	4.3
Entertainment	7,430	2.0
Restaurant / Food Service	3,146	0.8
General Media and Content	1,422	0.4
Software Development Tools	622	0.2
Travel and Leisure	298	0.1
Multimedia / Streaming Software	166	*
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Business to Business Marketplace	9	*
Total investments in portfolio companies	$374,311	100.0%

______________

*	less than 0.05%.

The following table presents the product type of our debt investments as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$296,064	94.6%
Equipment leases	13,682	4.4
Equipment loans	3,305	1.0
Total debt investments	$313,051	100.0%

	As of December 31, 2016
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$341,006	94.7%
Equipment leases	15,303	4.3
Equipment loans	3,698	1.0
Total debt investments	$360,007	100.0%

Approximately 16.0% and 18.7% of the debt investments in our portfolio as of March 31, 2017 and December 31, 2016, respectively, based on the aggregate fair value, consisted of growth capital loans where the borrower has a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien.

Investment Activity

During the three months ended March 31, 2017, we entered into commitments with two new customers and two existing customers totaling $37.0 million, funded three debt investments for approximately $12.0 million in principal value, acquired warrants representing approximately $0.2 million of value and made $2.4 million of equity and related investments.

During the three months ended March 31, 2016, we entered into commitments with three new customers totaling $90.0 million, funded eight debt investments for approximately $56.4 million in principal value and acquired warrants representing approximately $0.7 million of value.

During the three months ended March 31, 2017, one of our portfolio companies fully prepaid its outstanding principal of approximately $18.3 million, one of our portfolio companies prepaid all its outstanding growth capital loans of approximately $30.0 million and one of our portfolio companies made a partial prepayment of $5.0 million. During the three months ended March 31, 2016, two of our portfolio companies fully prepaid their outstanding principal of approximately $24.8 million and one of our portfolio companies made a partial prepayment of $5.0 million.

Total portfolio investment activity as of and for the three months ended March 31, 2017 and March 31, 2016 was as follows:

	For the Three Months Ended March 31,
(dollars in thousands)	2017	2016
Beginning portfolio at fair value	$374,311	$271,717
New debt investments	11,762	55,363
Scheduled principal payments and sale proceeds received from investments	(1,926)	(2,621)
Early principal prepayments	(53,274)	(29,817)
Accretion of debt investment fees	(1,197)	795
New warrants	157	660
New equity investments	2,400	—
Payment-in-kind coupon	317	640
Net realized gains (losses) on investments	(1,681)	(651)
Net unrealized gains (losses) on investments	(2,461)	(13,329)
Ending portfolio at fair value	$328,408	$282,757

As of March 31, 2017, our unfunded commitments to ten companies totaled approximately $117.4 million; as of December 31, 2016, our unfunded commitments to nine companies totaled approximately $117.4 million. During the three months ended March 31, 2017, $25.0 million in unfunded commitments expired or were terminated and approximately $12.0 million were funded. The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (dollars in thousands)	As of March 31, 2017	As of December 31, 2016
Dependent on milestones	$50,000	$60,000
Expiring during:
2017	72,352	102,352
2018	40,000	10,000
2019	5,000	5,000

Growth capital loans	113,000	113,000
Equipment leases and loans	4,352	4,352

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

The fair value at the inception of the agreement of the delay draw credit agreements with our customers is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of March 31, 2017, and December 31, 2016, the fair value for these unfunded commitments totaled approximately $1.4 million and $1.2 million, respectively, and was included in “other accrued expenses and liabilities” in our condensed consolidated statements of assets and liabilities.

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three months ended March 31, 2017 and March 31, 2016.

Commitments and Fundings	For the Three Months Ended March 31,
(dollars in thousands)	2017	2016
Debt Commitments
New customers	$30,000	$90,000
Existing customers	7,000	—
Total	$37,000	$90,000

Funded Debt Investments	$12,000	$56,368

Equity Investments	$2,400	$—

Non-Binding Term Sheets	$48,809	$73,000

Backlog of Potential Future Commitments

We entered into commitments with certain portfolio companies which permit an increase in the commitment amount in the future in the event that conditions to such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration.  As of March 31, 2017, this backlog of potential future commitments totaled $40.0 million.

Payables

On March 31, 2017, we acquired $80.0 million in face value of U.S. Treasury bills which were sold on April 4, 2017. On December 30, 2016, we acquired $40.0 million in U.S. Treasury bills which were sold on January 4, 2017. The purchase and sale of U.S. Treasury bills were done to efficiently meet certain diversification tests.

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

As of March 31, 2017 and December 31, 2016, the weighted average investment ranking of our debt investment portfolio was 1.94 and 1.85, respectively. During the three months ended March 31, 2017, there were no changes within the credit categories, except that certain companies who had prepaid their outstanding obligations were removed. The following table shows the credit rankings for the portfolio companies that had outstanding obligations to us as of March 31, 2017 and December 31, 2016. Subsequent to March 31, 2017, one borrower rated Yellow, or 3, repaid its loans with $22.5 million of outstanding principal balance and was removed from the credit watch list.

	As of March 31, 2017
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$95,820	30.7%	4
White (2)	152,233	48.6	10
Yellow (3)	53,043	16.9	2
Orange (4)	11,955	3.8	2
Red (5)	—	—	—
	$313,051	100.0%	18

	As of December 31, 2016
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$129,878	36.1%	4
White (2)	166,908	46.4	11
Yellow (3)	51,014	14.2	2
Orange (4)	12,207	3.3	2
Red (5)	—	—	—
	$360,007	100.0%	19

Results of Operations

Operating results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

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

For the three months ended March 31, 2017, our net increase in net assets resulting from operations was approximately $3.8 million, which was comprised of approximately $7.9 million of net investment income and approximately $4.1 million of net realized and unrealized losses. On a per share basis, net investment income was $0.50 per share and the net increase in net assets from operations was $0.24 per share.

For the three months ended March 31, 2016, our net decrease in net assets resulting from operations was approximately $7.3 million, which was comprised of approximately $6.7 million of net investment income and approximately $14.0 million of net realized and unrealized losses. On a per share basis for the three months ended March 31, 2016, net investment income was $0.41 per share and the net decrease in net assets from operations was $0.45 per share.

Our investment and other income increased by $3.2 million during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 primarily due to the increase in average portfolio balance in 2017.  Operating expenses also increased by $2.0 million during the same period for the following reasons: higher income incentive fees of $1.5 million, higher interest expense of $0.6 million primarily due to the increase in utilization of the Revolving Credit Facility, and higher base management fees of $0.2 million, offset by a decrease in general and administrative expenses of $0.2 million and decrease in administration agreement expenses of $23 thousand. For the three months ended March 31, 2017, the income incentive fee was lower by $0.4 million due to the total return requirement under the income component of our fee structure. This resulted in approximately $0.4 million of reduced expense and additional net income, or $0.03 per share, to stockholders. For the three months ended March 31, 2016, we did not incur an income incentive fee due to the total return requirement under the income component of our fee structure, which resulted in approximately $1.3 million of reduced expense and additional net investment income, or $0.08 per share, to stockholders. Net investment income increased during the same period for the reasons noted above.

Net realized losses were approximately $1.7 million for the three months ended March 31, 2017 due to the losses on warrants of two portfolio companies. Net realized losses were approximately $0.7 million for the three months ended March 31, 2016 due to the losses on warrants of two portfolio companies. Net change in unrealized losses during the three months ended March 31, 2017, were $2.4 million as compared to a net change in unrealized losses of $13.3 million during the three months ended March 31, 2016. These are discussed in more detail in the tables below. Our net increase in net assets from operations changed in each period for the reasons noted above.

The table below presents our statement of operations for the three months ended March 31, 2017 and March 31, 2016.

Net Increase in Net Assets	For the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2017	2016
Investment and Other Income
Interest income from investments	$14,252	$10,725
Other income
Expirations / terminations of unfunded commitments	40	354
Other fees	12	—
Total Investment and Other Income	14,304	11,079

Operating Expenses
Base management fee	1,572	1,365
Income incentive fee	1,473	—
Capital gains incentive fee	—	—
Interest expense and amortization of fees	2,405	1,794
Administration agreement expenses	374	397
General and administrative expenses	561	795
Total Operating Expenses	6,385	4,351

Net investment income	7,919	6,728

Net realized and unrealized gains (losses) on investments
Net realized losses on investments	(1,681)	(651)
Net change in unrealized gains (losses) on investments	(2,461)	(13,334)
Net realized and unrealized gains (losses) on investments	(4,142)	(13,985)

Net Increase (Decrease) in Net Assets Resulting from Operations	$3,777	$(7,257)

Net investment income per share	$0.50	$0.41
Net increase (decrease) in net assets per share	$0.24	$(0.45)
Weighted average shares of common stock outstanding	15,980,768	16,302,036

We believe an important measure of the investment income that we will be required to distribute each year is core net investment income as capital gains incentive fee is accrued based on unrealized gains but are not earned until realized gains occur. Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fee. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. No capital gains incentive fee was earned or was payable during the three months ended March 31, 2017 and March 31, 2016, respectively. Therefore, GAAP net investment income and core net investment income were the same during the respective periods.

Investment income includes interest income on our debt investments utilizing the effective yield method and includes cash interest income as well as the amortization of purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three months ended March 31, 2017 and March 31, 2016, investment income totaled approximately $14.3 million and $10.7 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 16.8% and 15.7%, respectively. We calculate weighted average annualized portfolio yields for periods shown as the annualized rates of the interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period. The weighted average yields reported for these periods are annualized and reflect the weighted average yields to maturities. Should the portfolio companies choose to repay their loans earlier, our weighted average yields will increase for those debt investments affected but may reduce our weighted average yields on the remaining portfolio in future quarters. The yield on our portfolio, excluding the impact of prepayments, was approximately 12.5% and 14.3%, respectively, for the three months ended March 31, 2017 and March 31, 2016.

The following table provides the weighted average annualized portfolio yield on our portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrants received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments.

	For the Three Months Ended March 31,
Portfolio Yield (1)	2017	2016
Weighted average annualized portfolio yield on debt investments	16.8%	15.7%
Coupon income	10.1%	10.6%
Accretion of discount	0.7%	0.7%
Accretion of end-of-term payments	1.7%	3.0%
Impact of prepayments during the period	4.3%	1.4%

______________

(1)

The yields for periods shown are the annualized rates of interest income or the components of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

For the three months ended March 31, 2017 and March 31, 2016, our total return based on net asset value per share was (1.0)% and (5.7)%, respectively, and our total return based on stock price was 18.3% and (12.2)%, respectively.

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

For the three months ended March 31, 2017, we recognized approximately $52 thousand in other income consisting of approximately $40 thousand due to the termination or expiration of unfunded commitments and approximately $12 thousand from the realization of certain fees paid by portfolio companies and other income. For the three months ended March 31, 2016, we recognized approximately $0.4 million in other income due to the termination or expiration of unfunded commitments.

Total operating expenses consisting of base management and incentive fees, interest expense, administration agreement expenses, and general and administrative expenses are summarized in the statement of operations table above. In determining the base management fee, our Adviser had agreed to exclude the U.S. Treasury bill assets acquired at the end of the applicable quarters in 2017 and 2016 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will decrease over time as our portfolio and capital base grow. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. Capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expense will increase as we utilize more of the Revolving Credit Facility, and we expect fees per the administration agreement and general and administrative agreements will increase to meet the additional requirements associated with servicing a larger portfolio.

During the three months ended March 31, 2017, the net realized losses and net change in unrealized losses were approximately $4.1 million. Our net realized losses totaled $1.7 million, which consisted of losses on warrants of two portfolio companies. Our net unrealized losses totaled $2.4 million, which consisted of $2.6 million of unrealized losses on debt investments and $1.1 million on equity investments offset by unrealized gains of $1.3 million on warrants. During the three months ended March 31, 2016, the net realized losses and net change in unrealized losses were approximately $14.0 million. Our net realized losses totaled $0.7 million, which consisted of losses on warrants of three portfolio companies. Our net unrealized losses totaled $13.3 million, which consisted of $13.4 million of unrealized losses on debt investments and $0.1 million on equity investments offset by unrealized gains of $0.2 million on warrants.

Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

The table below summarizes our return on average total assets and return on average net asset value for the three months ended March 31, 2017 and March 31, 2016.

Returns on Net Asset Value and Total Assets	For the Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net investment income	$7,919	$6,728
Net increase (decrease) in net assets	3,777	(7,257)

Average net asset value (1)	217,420	233,614
Average total assets (1)	388,854	317,373

Net investment income to average net asset value (2)	14.8%	11.6%
Net increase (decrease) in net assets to average net asset value (2)	7.0%	(12.5)%

Net investment income to average total assets (2)	8.3%	8.5%
Net increase (decrease) in net assets to average total assets (2)	3.9%	(9.2)%

______________

(1)	The average net asset values and the average total assets are computed based on daily balances. Total assets are gross assets before deducting total liabilities.
(2)	Percentage is presented on an annualized basis.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes are considered to be our critical accounting policies and estimates. These have been disclosed under “Significant Accounting Policies” in the notes to consolidated financial statements described in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 13, 2017. We have not made any changes to the policy in the three months ended March 31, 2017 as disclosed in our notes to the condensed consolidated financial statements in this Form 10-Q.

Liquidity and Capital Resources

During the three months ended March 31, 2017, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “-Results of Operations,” was approximately $51.4 million and cash used by financing activities was approximately $29.0 million due to repayments under the Revolving Credit Facility. As of March 31, 2017, cash, including restricted cash, was approximately $36.6 million.

For the three months ended March 31, 2016, cash used by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “-Results of Operations,” was approximately $19.2 million and cash used by financing activities was approximately $1.1 million due to a deferred credit facility payment. As of March 31, 2016, cash, including restricted cash, was approximately $15.1 million.

As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Revolving Credit Facility, or the issuance of additional shares of our common stock or debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted.

Contractual Obligations

In February 2014, we entered into a credit agreement with Deutsche Bank, acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements. In August 2014, we amended our Revolving Credit Facility to increase the total commitments available there under by $50.0 million to $200.0 million in aggregate.
As of March 31, 2017 and December 31, 2016, we had outstanding borrowings of $86.0 million and $115.0 million, respectively, under our Revolving Credit Facility, which is included in the condensed consolidated statements of assets and liabilities. We had $114.0 million and $85.0 million of remaining capacity on our Revolving Credit Facility as of March 31, 2017 and December 31, 2016, respectively.

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

The tables below provide a summary of when payments are due under our Revolving Credit Facility and 2020 Notes as of March 31, 2017 and December 31, 2016.

Payments Due By Period	As of March 31, 2017
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$86,000	$—	$86,000	$—	$—
2020 Notes	54,625	—	—	54,625	—
Total	$140,625	$—	$86,000	$54,625	$—

Payments Due By Period	As of December 31, 2016
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$115,000	$—	$115,000	$—	$—
2020 Notes	54,625	—	—	54,625	—
Total	$169,625	$—	$115,000	$54,625	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of March 31, 2017 and December 31, 2016, our unfunded commitments to ten companies and nine companies, respectively, totaled approximately $117.4 million each. See “-Investment Activity” above for additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

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

As of March 31, 2017, we had a payable of approximately $80.0 million in face value due April 4, 2017, for the acquisition of U.S. Treasury bills. On April 4, 2017, we sold the U.S. Treasury bills and settled the payable in full. As of December 31, 2016, we had a payable of approximately $40.0 million due January 4, 2017, for the acquisition of U.S. Treasury bills. On January 4, 2017, we sold the U.S. Treasury bills and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received during the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, the outstanding obligations totaled approximately $3.3 million and $3.0 million, respectively.

Off-Balance Sheet Arrangements

Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2017 and December 31, 2016, our off-balance sheet arrangements consisted of approximately $117.4 million each of unfunded commitments, of which $50.0 million and $60.0 million, respectively, was dependent upon the companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements with our customers contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company.

The table below provides our unfunded commitments by customer as of March 31, 2017 and December 31, 2016.

Unfunded Commitments* (dollars in thousands)	As of March 31, 2017	As of December 31, 2016
CrowdStrike, Inc.	$5,000	$5,000
Eero, Inc.	15,000	15,000
Farfetch UK Limited	5,000	5,000
FinancialForce.com, Inc.	15,000	15,000
Green Chef Corporation	10,000	10,000
MapR Technologies, Inc. (Equipment Lease)	4,352	4,352
Optoro, Inc.	—	25,000
Rent the Runway, Inc.	28,000	28,000
Stance, Inc.	15,000	—
Varsity Tutors LLC	15,000	—
WorldRemit Ltd.	5,000	10,000
Total	$117,352	$117,352

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

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

_______________

(1)Represents a special distribution.

(2)The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations) through March 31, 2014.

For the three months ended March 31, 2017 and for the year ended December 31, 2016, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 99.6% and 95.8% of total distributions paid, respectively.

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

Recent Developments

Distributions

On May 9, 2017, we announced that our Board declared a $0.36 per share distribution, payable on June 16, 2017, to stockholders of record on May 31, 2017.

Recent Portfolio Activity

From April 1, 2017, through May 9, 2017, we funded $0.7 million in new investments. TPC’s direct originations platform entered into $85.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From April 1, 2017 through May 9, 2017 we received $22.5 million in repayments on outstanding growth capital loans from one obligor.

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

As of March 31, 2017, a majority of the debt investments (approximately 66% and approximately $205.9 million in principal balance) in our debt investment portfolio bore interest at floating rates, all of which have interest rate floors and some of them have interest rate caps for a limited period. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Credit Facility bears interest at a floating rate. Our 2020 Notes bear interest at a fixed rate. As of March 31, 2017, our floating rate borrowings totaled $86.0 million, so an increase in interest rates would currently benefit us as we would generate additional interest income in excess of the additional interest expense. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the March 31, 2017 condensed consolidated statement of assets and liabilities.

Change in Interest Rates (dollars in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$5,137	$(2,616)	$2,521
Up 200 basis points	$3,425	$(1,744)	$1,681
Up 100 basis points	$1,712	$(872)	$840
Up 50 basis points	$856	$(436)	$420
Down 25 basis points	$(476)	$218	$(258)

This analysis is indicative of the potential impact on our investment income as of March 31, 2017, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2017, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and the Company’s President, who is acting as the Company’s Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Acting Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement (1)
3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate (3)

11.1	Computation of Per Share Earnings (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Acting Principal and Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Acting Principal and Accounting Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: May 9, 2017	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Sajal K. Srivastava
Sajal K. Srivastava, Chief Investment Officer, President, Secretary, Treasurer (Acting Principal Financial and Accounting Officer) and Director