Form 10-Q
period 2017-06-30
TriplePoint Venture Growth BDC Corp.
filed 2017-08-08
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 8, 2017, the registrant had 16,018,139 shares of common stock, $0.01 par value per share, outstanding.

TriplePoint Venture Growth BDC Corp.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments at fair value (amortized cost of $251,254 and $370,116, respectively)	$253,804	$374,311
Short-term investments at fair value (cost of $89,955 and $39,990, respectively)	89,943	39,990
Cash	12,284	7,776
Restricted cash	71,187	7,702
Deferred credit facility costs	1,364	1,774
Prepaid expenses and other assets	2,013	2,669
Total Assets	430,595	434,222

Liabilities
Revolving Credit Facility	60,000	115,000
2020 Notes, net	53,477	53,288
Payable for U.S. Treasury bill assets	89,955	39,990
Base management fee payable	1,666	1,449
Income incentive fee payable	1,980	1,208
Accrued capital gains incentive fee	—	—
Payable to directors and officers	60	63
Other accrued expenses and liabilities	6,924	7,361
Total Liabilities	214,062	218,359
Commitments and Contingencies (Note 7)
Net Assets	$216,533	$215,863

Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016)	$—	$—
Common stock, par value $0.01 per share (450,000 shares authorized; 16,018 and 15,981 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	160	160
Paid-in capital in excess of par value	232,004	231,518
Undistributed net investment income	6,261	1,025
Accumulated net realized losses on investments	(24,430)	(21,035)
Accumulated net unrealized gains on investments	2,538	4,195
Net Assets	$216,533	$215,863

Net Asset Value per Share	$13.52	$13.51

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income
Interest income from investments	$14,499	$9,282	$28,751	$20,007
Other income
Expirations / terminations of unfunded commitments	378	71	418	425
Other fees	805	52	817	52
Total investment and other income	15,682	9,405	29,986	20,484

Operating Expenses
Base management fee	1,666	1,335	3,238	2,700
Income incentive fee	1,981	—	3,454	—
Capital gains incentive fee	—	—	—	—
Interest expense and amortization of fees	2,150	1,903	4,555	3,697
Administration agreement expenses	338	398	712	795
General and administrative expenses	716	811	1,277	1,606
Total Operating Expenses	6,851	4,447	13,236	8,798

Net investment income	8,831	4,958	16,750	11,686

Net realized and unrealized gains (losses) on investments
Net realized (losses) on investments	(1,714)	(21,336)	(3,395)	(21,987)
Net change in unrealized gains (losses) on investments	804	16,381	(1,657)	3,047
Net realized and unrealized gains (losses) on investments	(910)	(4,955)	(5,052)	(18,940)

Net Increase (Decrease) in Net Assets Resulting from Operations	$7,921	$3	$11,698	$(7,254)

Basic and diluted net investment income per share	$0.55	$0.30	$1.05	$0.72
Basic and diluted net increase (decrease) in net assets per share	$0.50	*	$0.73	$(0.45)
Basic and diluted weighted average shares of common stock outstanding	16,000	16,289	15,991	16,295

_______________

* Less than $0.005

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Shares of Common Stock	Total Net Assets
Balance as of January 1, 2016	16,302	$231,646
Net decrease in net assets resulting from operations	—	(7,254)
Distributions declared	—	(11,726)
Common stock issuance, net	115	1,143
Acquisition of common stock under repurchase plan	(190)	(2,002)
Balance as of June 30, 2016	16,227	211,807

Balance as of January 1, 2017	15,981	$215,863
Net increase in net assets resulting from operations	—	11,698
Distributions declared	—	(11,514)
Common stock issuance, net	37	486
Balance as of June 30, 2017	16,018	$216,533

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$11,698	$(7,254)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(71,289)	(78,616)
(Purchases) sale of short-term investments, net	(49,965)	111
Principal payments and proceeds from investments	187,498	35,240
Payment-in-kind interest on investments	(890)	(968)
Net change in unrealized (gains) losses on investments	1,657	(3,047)
Realized losses on investments	3,395	21,987
Amortization and accretion of premiums and discounts, net	(980)	(1,046)
Accretion of end-of-term payments, net of prepayments	1,118	(1,479)
Amortization of deferred credit facility and 2020 Notes issuance costs	599	636
Change in restricted cash	(63,485)	2,748
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	49,965	(112)
Prepaid expenses and other assets	666	(1,737)
Base management fee payable	217	(40)
Income incentive fee payable	772	(1,453)
Payable to directors and officers	(3)	(6)
Other accrued expenses and liabilities	(437)	(1,896)
Net cash provided by (used in) operating activities	70,536	(36,932)
Cash Flows from Financing Activities:
(Repayments) borrowings under revolving credit facility, net	(55,000)	35,000
Repurchase of common stock	—	(2,002)
Distributions paid, net	(11,028)	(10,583)
Deferred credit facility costs	—	(1,080)
Net cash used in financing activities	(66,028)	21,335
Net change in cash	4,508	(15,597)
Cash at beginning of period	7,776	32,451
Cash at end of period	$12,284	$16,854
Supplemental Disclosure of Non-Cash Financing Activities:
Distributions reinvested	$486	$1,143
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,958	$2,935

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of June 30, 2017

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
Birchbox, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% EOT payment)	$5,000	$5,209	$5,236	2/28/2019
		Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	5,000	5,202	5,229	2/28/2019
		Growth Capital Loan (Prime + 8.00% interest rate, 11.00% EOT payment)	10,000	10,284	10,348	7/31/2019
Birchbox, Inc. Total			20,000	20,695	20,813
Blue Bottle Coffee, Inc.	Food & Beverage	Growth Capital Loan (Prime + 1.50% interest rate, 0.25% EOT payment)	5,000	4,943	4,942	9/30/2017
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.75% interest rate)	6,045	6,474	6,488	12/31/2017
Eero, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 8.25% interest rate)	10,000	9,877	9,923	11/30/2019
FinancialForce.com, Inc.	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,472	14,652	12/31/2020
		Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,311	14,489	6/30/2021
FinancialForce.com, Inc. Total			30,000	28,783	29,141
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	9,117	9,385	9,504	9/30/2019
		Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	5,000	5,040	5,108	2/29/2020
Forgerock, Inc. Total			14,117	14,425	14,612
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (13.00% interest rate, 9.00% EOT payment)	15,000	16,245	16,245	11/30/2017
KnCMiner AB (1) (3) (8) (11)	Financial Institution and Services	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	3,544	3,595	3,016	6/30/2018
		Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	1,695	1,692	1,443	6/30/2018
KnCMiner AB Total			5,239	5,287	4,459

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2017

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate, 10.00% EOT payment)	1,972	2,154	2,184	9/30/2018
		Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	121	121	121	1/31/2019
		Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	1,470	1,470	1,479	6/30/2019
		Equipment Loan (6.50% interest rate, 10.00% EOT payment)	699	713	715	6/30/2019
		Equipment Lease (8.50% interest rate, 10.00% EOT payment) (1)	138	138	139	12/31/2019
		Equipment Loan (6.75% interest rate, 10.00% EOT payment)	305	304	304	10/31/2019
		Equipment Lease (8.75% interest rate, 10.00% EOT payment) (1)	404	404	405	4/30/2020
MapR Technologies, Inc. Total			5,109	5,304	5,347
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	8,910	9,786	7,343	1/31/2019
Munchery, Inc.	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% interest rate, 8.75% EOT payment)	2,913	2,949	3,021	6/30/2019
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	10,000	10,266	10,596	11/30/2018
		Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	6,000	6,054	6,263	6/30/2019
		Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	2,000	1,999	2,078	10/31/2019
		Growth Capital Loan (Prime + 6.25% interest rate, 4.50% EOT payment)	$4,000	$3,970	4,077	11/30/2019
		Growth Capital Loan (Prime + 6.50% interest rate, 5.25% EOT payment)	$5,500	$5,119	5,116	6/30/2021
Rent the Runway, Inc. Total			27,500	27,408	28,130
SimpliVity Corporation	Database Software	Equipment Lease (6.75% interest rate, 10.00% EOT payment) (1)	2,261	2,261	2,493	12/31/2018
		Equipment Lease (6.75% interest rate, 7.50% EOT payment) (1)	1,406	1,406	1,505	6/30/2018

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2017

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
SimpliVity Corporation		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	1,055	1,054	1,157	12/31/2018
		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	726	726	808	2/28/2019
		Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	44	44	50	3/31/2019
		Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	3,978	3,978	4,568	9/30/2018
SimpliVity Corporation Total			9,470	9,469	10,581
View, Inc.	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	13,276	12,594	12,585	6/30/2021
		Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	6,355	6,017	6,011	6/30/2021
		Convertible Note (10.10% PIK interest rate, 14.00% EOT Payment)	1,005	1,005	1,005	1/25/2020
View, Inc. Total			20,636	19,616	19,601
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	5,000	5,000	4,993	4/4/2020
		Growth Capital Loan (5.00% PIK interest rate)	21,673	21,673	20,087	4/4/2021
		Growth Capital Loan (5.00% PIK interest rate)	5,200	5,200	4,697	4/4/2021
Virtual Instruments Corporation Total			31,873	31,873	29,777
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,168	5,213	12/31/2018
		Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,042	5,132	6/30/2019
		Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,035	5,132	6/30/2019
		Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,941	5,069	11/30/2019
		Growth Capital Loan (Prime + 3.75% interest rate, 4.00% EOT payment)	5,000	4,923	4,930	3/31/2018
WorldRemit Limited Total			25,000	25,109	25,476
Total Debt Investments			$236,812	$238,243	$235,899

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2017

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	$112	$74
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	60,052	690	1,384
Blue Bottle Coffee, Inc.	Food & Beverage	Preferred Stock	9,004	80	80
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	4
CrowdStrike, Inc. (2)	Security Services	Preferred Shares	99,344	72	92
Eero, Inc.	Wireless Communications Equipment	Preferred Stock	35,446	80	80
Farfetch UK Limited (1) (2) (3)	Shopping Facilitators	Preferred Stock	37,998	170	250
FinancialForce.com, Inc.	Business Applications Software	Preferred Stock	390,340	1,017	1,266
Forgerock, Inc.	Security Services	Preferred Stock	195,992	155	506
Fuze, Inc. (fka Thinking Phone Networks, Inc.) (2)	Conferencing Equipment / Services	Preferred Stock	323,381	670	639
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77	—
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	35	103
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37	12
JackThreads, Inc. (2)	E-Commerce - Clothing and Accessories	Common Stock	283,401	88	—
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	256,388	42	92
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	76
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	—
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	21,537	45	99
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	7
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	88,037	213	828
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	101,127	585	1,409
Shazam Entertainment Limited (1) (2) (3)	Multimedia / Streaming Software	Ordinary Shares	2,669,479	134	139
Stance, Inc. (2)	E-Commerce - Clothing and Accessories	Preferred Stock	75,000	41	41
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	28
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	774,352	624	1,324
Varsity Tutors LLC (2) (10)	Educational/Training Software	Preferred Stock	240,590	65	65
View, Inc.	Building Materials/Construction Machinery	Preferred Stock	2,222,222	500	500
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	112,252	331	358
Total Warrants				$6,839	$9,551

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2017

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost	Fair Value
Equity Investments (2)
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	$250	$300
Birchbox, Inc.	E-Commerce - Personal Goods	Convertible Note (8.00% interest rate)	—	45	131
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	8,000	250	250
Casper Sleep Inc.	Household & Office Goods	Common Stock	26,669	750	750
Cohesity Inc.	Network Systems Management Software	Preferred Stock	60,342	400	400
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	250
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	36,264	150	150
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	622
Nutanix, Inc. (7)	Database Software	Common Stock	173,731	1,077	3,501
Pluribus Networks, Inc.	Communications Software	Preferred Stock	722,073	2,000	2,000
Total Equity Investments				$6,172	$8,354

Total Investments in Portfolio Companies				$251,254	$253,804

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$90,000 Face Value Maturity Date 7/27/2017 Yield to Maturity 0.82%			$89,955	$89,943
Total Short-Term Investments				$89,955	$89,943

Total Investments				$341,209	$343,747

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

(unaudited)

As of June 30, 2017 and as of December 31, 2016

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

As of June 30, 2017 and December 31, 2016, unless otherwise noted, certain of the debt investments and certain of the warrants of TriplePoint Venture Growth BDC Corp. (the “Company”), with an aggregate fair value of approximately $240.2 million and $363.0 million, respectively, were pledged for borrowings under the Company’s revolving credit facility.

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

Specific notes applicable to specific investments in the foregoing tables:

(1) Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2017 and December 31, 2016, non-qualifying assets as a percentage of total assets were 13.4% and 17.4%, respectively.

(2) As of June 30, 2017 or December 31, 2016, these debt investments, warrants, equity investments and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.

(3) Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4) Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

(5) Debt investment has a payment-in-kind (“PIK”) feature.

(6) Unused.

(7) Entity is publicly traded and listed on The Nasdaq Global Select Market (the “NASDAQ”).

(8) As of June 30, 2017, the Company’s debt investments in KnCMiner AB include risk and time discounted expected recoveries of cash from completed asset sales and equity in GoGreen Light AB, which acquired certain assets from KnCMiner AB.

(9) The maturity date was extended to March 31, 2017 during the first quarter of 2017.

(10) Investment is a cash success fee payable on the consummation of certain trigger events.

(11) Debt is non-performing.

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017
(unaudited)

Note 1. Organization

TriplePoint Venture Growth BDC Corp. (the “Company”), a Maryland corporation, was formed on June 28, 2013 and priced its initial public offering and commenced investment operations on March 5, 2014. The Company is structured as an externally-managed non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As a BDC, the Company expects to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. The Company’s investment objective is to maximize total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending to venture growth stage companies focused in technology, life sciences and other high growth industries backed by TPC’s select group of leading venture capital investors. The Company is externally managed by TPVG Advisers LLC (the “Adviser”) which is registered as an investment adviser under the 1940 Act and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TPVG Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and pays the expenses for services provided.

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

Note 3. Related Party Agreements and Transactions

Investment Advisory Agreement

Subject to the overall supervision of the Company’s Board of Directors (the “Board”) and in accordance with the 1940 Act, the Adviser manages the day-to-day operations and provides investment advisory services to the Company pursuant to an investment advisory agreement (the “Advisory Agreement”). Under the terms of the Advisory Agreement, the Adviser:

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

Under the investment income component, the Company pays the Adviser 20.0% of the amount by which the Company’s pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which the Adviser receives all of such income in excess of 2.0% but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of the Company’s pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be regulated as a BDC exceeds the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be regulated as a BDC. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be regulated as a BDC minus (y) the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be regulated as a BDC. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since the effective date of the Company’s election to be regulated as a BDC. The Company elected to be regulated as a BDC under the 1940 Act on March 5, 2014.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s condensed consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. There were no net realized capital gains since the inception of the Company and, thus, no capital gains incentive fee was earned or is payable. The Company had net realized and unrealized losses during the three and six months ended June 30, 2017 and June 30, 2016, and, as a result, no capital gains incentive fees were recorded for the three and six months ended June 30, 2017 and June 30, 2016.

Management and Incentive Fees	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Base management fee	$1,666	$1,335	$3,238	$2,700
Income incentive fee	$1,981	$—	$3,454	$—
Capital gains incentive fee	$—	$—	$—	$—

The table above presents the base management and incentive fees accrued during the period and these fees are paid in the quarter after they are earned. During the three and six months ended June 30, 2017, approximately $1.6 million and $3.0 million, respectively, of base management fees earned in prior periods were paid, and approximately $1.5 million and $2.7 million, respectively, of income incentive fees earned in prior periods were paid. During the three and six months ended June 30, 2016, approximately $1.4 million and $2.7 million, respectively, of base management fees earned in prior periods were paid, and approximately $0.0 and $1.5 million, respectively, of income incentive fees earned in prior periods were paid.

Administration Agreement

Prior to the commencement of operations, the Board approved an administration agreement dated February 18, 2014 (the “Administration Agreement”). The Administration Agreement provides that the Administrator is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports and other materials filed with the Securities and Exchange Commission (the “SEC”) and any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing net asset value (“NAV”), overseeing the preparation and filing of the Company’s tax returns and printing and disseminating reports and other materials to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

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

For the three months ended June 30, 2017 and 2016, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.3 million and $0.4 million, respectively, of which approximately $55 thousand and $62 thousand, respectively, were paid or payable to third party service providers. For the six months ended June 30, 2017 and 2016, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.7 million and $0.8 million, respectively, of which approximately $124 thousand and $122 thousand, respectively, were paid or payable to third party service providers.

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

The Valuation Committee of the Board is responsible for assisting the Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board, with the assistance of the Adviser and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and selects a value within that range that most represents fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant. The Board determines fair value of its investments on at least a quarterly basis or at such other times when the Board feels it would be appropriate to do so given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of portfolio investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Under ASC 820, fair value measurement assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, excluding transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

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

Under certain circumstances, an alternative technique may be used to value certain debt investments that better reflected the fair value of the investment, such as the price paid or realized in a recently completed transaction or a binding offer received in an arm’s length transaction, or the use of multiple probability weighted cash flow model when the expected future cash flows contain elements of variability or estimates of proceeds that would be received in a liquidation scenario.

Warrants

Warrant fair values are primarily determined using a Black Scholes option pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors, but not limited to those listed below. Increases or decreases in any of the unobservable inputs described below could result in a material change in fair value:

•

Underlying enterprise value of the issuer based on available information, including any information regarding the most recent financing round of borrower. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or the use of recent rounds of financing and the portfolio company’s capital structure. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques included option pricing models, including back solve techniques, probability weighted expected return models and other techniques as determined to be appropriate.

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

These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments which do not have an active observable market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2017 and as of December 31, 2016. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended June 30, 2017, there were no transfers between Levels 1, 2, or 3.

Investment Type	As of June 30, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$235,899	$235,899
Warrants	—	—	9,551	9,551
Equity investments	3,501	—	4,853	8,354
Short-term investments	89,943	—	—	89,943
Total investments	$93,444	$—	$250,303	$343,747

Investment Type	As of December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$360,007	$360,007
Warrants	—	—	8,238	8,238
Equity investments	—	4,430	1,636	6,066
Short-term investments	39,990	—	—	39,990
Total investments	$39,990	$4,430	$369,881	$414,301

The following tables present additional information about Level 3 investments measured at fair value for the three and six months ended June 30, 2017 and 2016. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended June 30, 2017
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of April 1, 2017	$313,051	$8,055	$4,041	$325,147
Funding and purchases of investments, at cost	54,727	1,244	999	56,970
Principal payments and sale proceeds received from investments	(132,234)	—	(74)	(132,308)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	1,059	—	—	1,059
Realized losses on investments	(622)	(916)	(176)	(1,714)
Net change in unrealized gains (losses) included in earnings	(655)	1,168	63	576
Payment-in-kind coupon	573	—	—	573
Totals	$235,899	$9,551	$4,853	$250,303

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2017	$532	$367	$(4)	$896

Level 3	For the Six Months Ended June 30, 2017
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2017	$360,007	$8,238	$1,636	$369,881
Funding and purchases of investments, at cost	66,489	1,401	3,399	71,289
Principal payments and sale proceeds received from investments	(187,434)	—	(74)	(187,508)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	(138)	—	—	(138)
Realized losses on investments	(622)	(2,597)	(176)	(3,395)
Net change in unrealized gains (losses) included in earnings	(3,293)	2,509	68	(716)
Payment-in-kind coupon	890	—	—	890
Totals	$235,899	$9,551	$4,853	$250,303

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2017	$876	$529	$1	$1,406

Level 3	For the Three Months Ended June 30, 2016
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of April 1, 2016	$270,580	$8,267	$3,644	$282,491
Funding and purchases of investments, at cost	21,910	683	—	22,593
Principal payments received on investments	(2,802)	—	—	(2,802)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	1,730	—	—	1,730
Realized losses on investments	(20,513)	(823)	—	(21,336)
Net change in unrealized gains (losses) included in earnings	15,583	636	176	16,395
Payment-in-kind coupon	328	—	—	328
Totals	$286,816	$8,763	$3,820	$299,399

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2016	$860	$(135)	$176	$901

Level 3	For the Six Months Ended June 30, 2016
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2016	$259,585	$8,067	$3,639	$271,291
Funding and purchases of investments, at cost	77,273	1,343	—	78,616
Principal payments received on investments	(35,240)	—	—	(35,240)
Amortization and accretion of fixed income premiums and discounts, net and end-of term payments	2,525	—	—	2,525
Realized losses on investments	(20,513)	(1,321)	—	(21,834)
Net change in unrealized gains included in earnings	2,218	674	181	3,073
Payment-in-kind coupon	968	—	—	968
Totals	$286,816	$8,763	$3,820	$299,399

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2016	$(1,814)	$(246)	$181	$(1,879)

Realized gains and losses are included in net realized gains (losses) on investments in the condensed consolidated statements of operations. There were realized losses of approximately $1.7 million during the three months ended June 30, 2017, as a result of the acquisition of two portfolio companies, with $1.1 million related to warrant and equity losses and $0.6 million due to the reversal of accrued loan modification fees in conjunction with the pay-off of one portfolio company. There were realized losses of approximately $3.4 million during the six months ended June 30, 2017 as a result of the acquisition of 4 portfolio companies, with $2.8 million related to warrant and equity losses and $0.6 million due to the reversal of accrued loan modification fees in conjunction with the pay-off of one portfolio company. There were realized losses of approximately $21.3 million during the three months ended June 30, 2016 and realized losses of approximately $22.0 million during the six months ended June 30, 2016, as a result of writing off certain debt investments and warrants, respectively.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations. The change in net unrealized gains (losses) for Level 3 investments in debt, equity and warrants are summarized in the tables above. In addition to the unrealized gains and losses for Level 3 investments, during the three and six months ended June 30, 2017, there were changes in unrealized losses of approximately $12 thousand during both periods on U.S. Treasury bills. For the three and six months ended June 30, 2016, there were changes in unrealized losses of approximately $2 thousand and unrealized gains of approximately $3 thousand, respectively, on U.S. Treasury bills.

For the three and six months ended June 30, 2017, the Company recognized approximately $1.2 million in other income in each period, consisting of approximately $0.4 million, in each period from the termination or expiration of unfunded commitments and approximately $0.8 million in each period from amortization of certain fees paid by portfolio companies and other income. For the three and six months ended June 30, 2016, the Company recognized approximately $0.1 million and $0.5 million, respectively, in other income consisting of $71 thousand and $0.4 million, respectively, from the termination or expiration of unfunded commitments and approximately $52 thousand in each period, from amortization of certain fees paid by companies and other income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of June 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of June 30, 2017
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$231,440	Discounted Cash Flows	Discount Rate	2.50% - 31.60% (14.64%)
	4,459	Discounted Expected Recovery	Other	Refer to notes below
Warrants	7,175	Black Scholes Option Pricing Model	Revenue Multiples	0.90x – 8.00x (3.91x)
			Volatility	31.90% - 75.00% (52.00%)
			Term	1.00– 7.00 Years (3.04 Years)
			Discount for Lack of Marketability	0.00% - 32.70% (13.30%)
	2,376	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	25.00% – 30.00% (25.30%)
			Term	1.25 – 1.25 Years (1.25 Years)
Equity investments	2,453	Black Scholes Option Pricing Model	Revenue Multiples	1.80x – 6.00x (3.86x)
			Volatility	31.90% - 60.00% (48.60%)
			Term	1.25– 2.50 Years (1.56 Years)
			Discount for Lack of Marketability	0.00% - 23.70% (16.3%)
	2,400	Last Equity Financing	Price per share	$2.77 - $31.25
Total investments	$250,303

Level 3 Investments	As of December 31, 2016
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$355,230	Discounted Cash Flows	Discount Rate	2.50% - 25.00% (14.32%)
	4,777	Discounted Expected Recovery	N/A	N/A
Warrants	6,089	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	0.34x – 8.00x (3.43x)
			Volatility	40.00% - 70.00% (53.30%)
			Term	1.00– 7.00 Years (2.98 Years)
			Discount for Lack of Marketability	0.00% - 32.70% (14.10%)
	2,149	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	25.00% – 30.00% (25.40%)
			Term	1.25 – 2.25 Years (1.33 Years)
Equity investments	1,636	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.50x – 6.00x (3.57x)
			Volatility	45.00% - 60.00% (51.70%)
			Term	1.00– 2.50 Years (1.55 Years)
			Discount for Lack of Marketability	0.00% - 23.70% (12.90%)
Total investments	$369,881

As of June 30, 2017 and December 31, 2016, the fair values for all of the Company’s debt investments other than KnCMiner AB were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date. The fair values for the Company’s debt investments in KnCMiner AB include risk and time discounted expected recoveries as well as preferred shares received from GoGreen Light AB, which acquired certain assets from KnCMiner AB. Such preferred shares entitle the Company to receive annual cash distributions based on a percentage of the net income of GoGreen Light AB.

As of June 30, 2017 and December 31, 2016, fair values for all but two warrant positions were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Two warrant positions were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method given the outlook for those portfolio companies. As of June 30, 2017, all but four equity investments were valued using the market approach. The fair market value for four investments as of June 30, 2017 was derived based on the last equity financing round. As of December 31, 2016, all the equity investments were valued using the market approach.

The range of the various assumptions and weighted averages of these assumptions are summarized in the tables above.

As of June 30, 2017 and December 31, 2016, the Company had pledged certain debt and warrant investments with an aggregate fair value of approximately $240.2 million and $363.0 million, respectively, for borrowings under its revolving credit facility.

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

Note 6. Borrowings

Revolving Credit Facility

In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (the “Revolving Credit Facility”). In August 2014, the Company amended the Revolving Credit Facility to increase the total commitments available thereunder by $50.0 million to $200.0 million in aggregate.

Pursuant to the amendment to the Revolving Credit Facility, effective as of January 2016, borrowings under the Revolving Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 3.0% during the revolving period and 4.5% during the amortization period. Borrowings under the Revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee in 12 monthly installments, of approximately 1% of the committed facility amount. The Company also agreed to pay to Deutsche Bank AG a fee to act as administrative agent under the Revolving Credit Facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date payable in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum for any unused borrowings under the Revolving Credit Facility on a monthly basis. The Revolving Credit Facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to the Company’s Chief Executive Officer, Mr. James P. Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Revolving Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. The revolving period of the Revolving Credit Facility ends on February 21, 2018 and the maturity date of the Revolving Credit Facility is February 21, 2019. As of June 30, 2017 and December 31, 2016, the Company was in compliance with all covenants under the Revolving Credit Facility.

At June 30, 2017 and December 31, 2016, the Company had outstanding borrowings of $60.0 million and $115.0 million, respectively, under the Revolving Credit Facility, which is included in the Company’s condensed consolidated statements of assets and liabilities. The book value of the Revolving Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Revolving Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date. Interest expense includes the interest cost charged on borrowings, the unused fee on the Revolving Credit Facility, third party administrative fees, and the amortization of deferred Revolving Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Revolving Credit Facility
Interest cost charged on borrowings	$637	$315	$1,605	$477
Unused fee	259	310	442	655
Amortization of costs and other fees	232	257	463	524
Revolving Credit Facility Total	$1,128	$882	$2,510	$1,656
2020 Notes
Interest cost	$922	$922	$1,844	$1,843
Amortization of costs and other fees	100	99	201	198
2020 Notes Total	$1,022	$1,021	$2,045	$2,041
Total interest expense and amortization of fees	$2,150	$1,903	$4,555	$3,697

During the three and six months ended June 30, 2017, the Company had average outstanding borrowings of $62.5 million and $82.4 million, respectively, under the Revolving Credit Facility at a weighted average interest of 3.97% and 3.85%, respectively. During the three and six months ended June 30, 2016, the Company had average outstanding borrowings of $36.2 million and $27.1 million, respectively, under the Revolving Credit Facility at a weighted average interest of 3.44% and 3.48%, respectively.

2020 Notes

On August 4, 2015, the Company completed a public offering of $50.0 million in aggregate principal amount of its 6.75% Notes due 2020 (the "2020 Notes") and received net proceeds of approximately $48.3 million after the payment of fees and offering costs. On September 2, 2015, the Company issued an additional $4.6 million in aggregate principal amount of its 2020 Notes and received net proceeds of approximately $4.5 million after the payment of fees and offering costs as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes. The 2020 Notes are disclosed under “2020 Notes” in the condensed consolidated statements of assets and liabilities, net of unamortized issuance costs. The interest expense, including amortization of debt issuance costs are summarized in the table above. The interest on the 2020 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. The 2020 Notes are listed on the New York Stock Exchange (“NYSE”) under the symbol “TPVZ”. The 2020 Notes were issued in integral principal amount multiples ("units") of $25.

At June 30, 2017 and December 31, 2016, the 2020 Notes had a market price of $25.59 per unit and $25.50 per unit, respectively, resulting in an aggregate fair value of approximately $55.9 million and $55.7 million, respectively. The 2020 Notes are recorded at amortized cost in the condensed consolidated statements of assets and liabilities. Amortized cost includes approximately $1.1 million and $1.3 million at June 30, 2017 and December 31, 2016, respectively, of deferred issuance cost which is amortized and expensed over the five year term of the 2020 Notes based on an effective yield method.

The following tables provide additional information about the level in the fair value hierarchy of the Company’s liabilities at June 30, 2017 and December 31, 2016.

Liability	As of June 30, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$60,000	$60,000
2020 Notes, net *	—	54,766	—	54,766

_______________

*	Net of approximately $1.1 million of deferred issuance cost.

Liability	As of December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$115,000	$115,000
2020 Notes, net *	—	54,381	—	54,381

_______________

*	Net of approximately $1.3 million of deferred issuance cost.

Other Payables

On June 30, 2017, the Company purchased $90.0 million in face value of U.S. Treasury bills for settlement on July 5, 2017. On December 30, 2016, the Company purchased $40.0 million of U.S. Treasury bills for settlement on January 4, 2017. The associated payable was included in the Company’s condensed consolidated statements of assets and liabilities as of June 30, 2017 and December 31, 2016. As of June 30, 2017, the Company had no other payables other than in the ordinary course of business.

Note 7. Commitments and Contingencies

Commitments

As of June 30, 2017 and December 31, 2016, the Company’s unfunded commitments totaled approximately $146.5 million to nine portfolio companies and approximately $117.4 million to nine portfolio companies, respectively, of which $25.0 million and $60.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Of the approximately $146.5 million of unfunded commitments as of June 30, 2017, approximately $36.1 million will expire in 2017, $75.4 million will expire during 2018, and $35.0 million will expire during 2019, if not drawn prior to expiration.

The Company’s credit agreements contain customary lending provisions that allow it relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally expects approximately 75% of its gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

The tables below provide the Company’s unfunded commitments by portfolio company as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017
Unfunded Commitments (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Blue Bottle Coffee, Inc.	$25,000	$98
Eero, Inc.	5,000	—
MapR Technologies, Inc. (Equipment Lease)	3,616	10
PillPack, Inc.	35,000	250
Rent the Runway, Inc.	22,500	411
Stance, Inc.	15,000	166
Varsity Tutors LLC	15,000	159
View, Inc. (Equipment Loan)	20,368	407
WorldRemit Ltd.	5,000	62
Total	$146,484	$1,563

	As of December 31, 2016
Unfunded Commitments* (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
CrowdStrike, Inc.	$5,000	$81
Eero, Inc.	15,000	130
Farfetch UK Limited	5,000	53
FinancialForce.com, Inc.	15,000	94
Green Chef Corporation	10,000	173
MapR Technologies, Inc. (Equipment Lease)	4,352	12
Optoro, Inc.	25,000	40
Rent the Runway, Inc.	28,000	511
WorldRemit Ltd.	10,000	124
Total	$117,352	$1,218

______________

*Does not include $40.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

The tables above also provide the fair value of the Company’s unfunded commitment liability totaling approximately $1.6 million and $1.2 million as of June 30, 2017 and December 31, 2016, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s condensed consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 because there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details regarding the Company’s unfunded commitments activity during the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Commitments Activity (dollars in thousands)	2017		2016	2017		2016
Activity during the period:
New commitments	106,000		35,000	143,000		125,000
Fundings	(56,868)		(22,437)	(68,868)		(78,805)
Expirations / Terminations	(60,000)		(39,406)	(85,000)		(71,656)

Unfunded commitments at beginning of period	$117,352	*	$191,343	$117,352	*	$189,961
Unfunded commitments at end of period	$146,484		$164,500	$146,484		$164,500

_______________

*Does not include $40.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments (dollars in thousands)	As of June 30, 2017	As of December 31, 2016 *
Dependent on milestones	$25,000	$60,000
Expiring during:
2017	36,116	102,352
2018	75,368	10,000
2019	35,000	5,000

Growth capital loans	122,500	113,000
Equipment leases and loans	23,984	4,352

_______________

*Does not include $40.0 million backlog of potential future commitments. See “-Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments

The Company may enter into commitments with certain of its portfolio companies which permit an increase in the commitment amount in the future in the event that conditions to such increases are met.  If such conditions to increase the Company’s commitments are met, these amounts may become unfunded commitments if not drawn prior to expiration.  As of June 30, 2017 and December 31, 2016, this backlog of potential future commitments totaled $0 and $40.0 million, respectively.

Note 8. Financial Highlights

The financial highlights presented below are for the three and six months ended June 30, 2017 and 2016.

Financial Highlights	For the Three Months Ended June 30, or as of June 30,		For the Six Months Ended June 30, or as of June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Per Share Data (1)
Net asset value at beginning of period	$13.38	$13.40	$13.51	$14.21
Changes in net asset value due to:
Share repurchases	—	0.03	—	0.03
Dividend reinvestment plan	—	(0.02)	—	(0.03)
Net investment income	0.55	0.30	1.05	0.72
Net realized losses	(0.11)	(1.31)	(0.21)	(1.35)
Net change in unrealized gains (losses) on investments	0.06	1.01	(0.11)	0.19
Distributions	(0.36)	(0.36)	(0.72)	(0.72)
Net asset value at end of period	$13.52	$13.05	$13.52	$13.05

Net investment income per share	$0.55	$0.30	$1.05	$0.72
Net increase (decrease) in net assets resulting from operations per share	$0.50	*	$0.73	$(0.45)
Weighted average shares of common stock outstanding for period	16,000	16,289	15,991	16,295
Shares of common stock outstanding at end of period	16,018	16,227	16,018	16,227

Ratios / Supplemental Data
Net asset value at beginning of period	$213,887	$218,520	$215,863	$231,646
Net asset value at end of period	$216,533	$211,807	$216,533	$211,807
Average net asset value	$213,906	$218,365	$215,780	$225,989

Total return based on net asset value per share (2)	6.7%	4.6%	5.7%	(1.4)%
Net asset value per share at beginning of period	$13.38	$13.40	$13.51	$14.21
Distributions per share during period	$0.36	$0.36	$0.72	$0.72
Net asset value per share at end of period	$13.52	$13.05	$13.52	$13.05

Total return based on stock price (3)	0.9%	8.3%	19.4%	(4.9)%
Stock price at beginning of period	$13.94	$10.50	$11.78	$11.96
Distributions per share during period	$0.36	$0.36	$0.72	$0.72
Stock price at end of period	$13.31	$10.59	$13.31	$10.59

Net investment income to average net asset value (4)	16.6%	9.1%	15.7%	10.4%
Net increase (decrease) in net assets to average net asset value (4)	14.9%	*	10.9%	(6.5)%
Ratio of expenses to average net asset value (4) (5)	12.8%	8.2%	12.4%	7.8%

______________

* Less than $0.005

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

(4)	Percentage is presented on an annualized basis.
(5)	Additional financial ratios are provided below:

Ratios	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Percentages, on an annualized basis)	2017	2016	2017	2016
Operating expenses excluding incentive fees to average net asset value	9.1%	8.2%	9.1%	7.8%
Income component of incentive fees to average net asset value	3.7%	0.0%	3.2%	0.0%
Capital gains component of incentive fees to average net asset value	0.0%	0.0%	0.0%	0.0%

The weighted average portfolio yield on debt investments presented below is for the three and six months ended June 30, 2017 and 2016.

Ratios	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Percentages, on an annualized basis) (1)	2017	2016	2017	2016
Weighted average portfolio yield on debt investments	19.9%	13.2%	18.2%	14.4%
Coupon income	10.6%	10.1%	10.3%	10.3%
Accretion of discount	0.6%	0.8%	0.7%	0.8%
Accretion of end-of-term payments	1.8%	2.3%	1.7%	2.6%
Impact of prepayments during the period	6.9%	0.0%	5.5%	0.7%

_______________

(1)    Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016.

Basic and Diluted Share Information	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net investment income	$8,831	$4,958	$16,750	$11,686
Net increase (decrease) in net assets resulting from operations	$7,921	$3	$11,698	$(7,254)
Basic and diluted average weighted shares of common stock outstanding	16,000	16,289	15,991	16,295
Basic and diluted net investment income per share of common stock	$0.55	$0.30	$1.05	$0.72
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.50	*	$0.73	$(0.45)

_______________

* Less than $0.005

Note 10. Equity

Since inception, the Company has issued 16,494,683 shares of common stock through an initial public offering, a concurrent private placement offering and a follow-on offering. The Company received net proceeds from these offerings of approximately $237.5 million, net of the portion of the underwriting sales load and offering costs paid by the Company.

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the six months ended June 30, 2017 and year ended December 31, 2016 is provided in the following tables.

Issuance of Common Stock for the Six Months Ended June 30, 2017 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2017 distribution reinvestment	4/17/2017	21	271	—	—	$13.21 per share
Second quarter 2017 distribution reinvestment	6/16/2017	17	214	—	—	$12.73 per share
Total issuance		38	$485	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2016 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2016 distribution reinvestment	4/15/2016	46	452	—	—	$9.80 per share
Second quarter 2016 distribution reinvestment	6/16/2016	69	691	—	—	$10.03 per share
Third quarter 2016 distribution reinvestment	9/16/2016	27	273	—	—	$10.29 per share
Fourth quarter 2016 distribution reinvestment	12/16/2016	23	271	—	—	$11.68 per share
Total issuance		165	$1,687	$—	$—

During the fourth quarter of 2015, the Board authorized the repurchase of up to $25 million of its common stock at prices below the Company’s NAV per share as reported in its most recent financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time.  The Company expects that the program will be in effect until October 31, 2017 or until the approved dollar amount has been used to repurchase shares. There was no repurchase of common stock during the six months ended June 30, 2017. The Company repurchased 485,986 shares of common stock for approximately $5.4 million during the year ended December 31, 2016.

Shares Repurchased for the Year Ended December 31, 2016 (dollars in thousands, except per share data)	Date	Number of Shares Repurchased	Approximate Dollar Value of Shares Repurchased	Average Price per Share
Shares Repurchased	5/12/2016 to 6/16/2016	190	$2,002	$ 10.52 per share
Shares Repurchased	8/11/2016 to 8/29/2016	296	$3,374	$ 11.41 per share
Total Shares Repurchased		486	$5,376

The Company had 16,018,139 and 15,980,768 shares of common stock outstanding as of June 30, 2017 and December 31, 2016, respectively.

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

The following table summarizes the Company’s cash distributions per share during the six months ended June 30, 2017, during the years ended December 31, 2016 and December 31, 2015.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s condensed consolidated statements of operations during the three and six months ended June 30, 2017 and 2016, respectively. For the year ended December 31, 2016, total distributions of $1.44 per share were declared and paid. Approximately $1.20 of the declared distribution represents a return of capital due to realized losses on debt investments. The balance represents a distribution of ordinary income. Since March 5, 2014 (commencement of operations) to June 30, 2017, total distributions of $4.82 per share have been declared and paid.

Note 12. Subsequent Events

Distributions

On August 8, 2017, the Company announced that the Board declared a $0.36 per share distribution, payable on September 15, 2017, to stockholders of record on August 31, 2017.

Offering of 2022 Notes

On July 14, 2017, the Company completed a public offering of $65.0 million in aggregate principal amount of its newly issued 5.75% notes due 2022 (the “2022 Notes”) and received net proceeds of approximately $62.8 million after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, the Company issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of approximately $9.5 million after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning October 15, 2017. The 2022 Notes are listed on the NYSE  under the symbol “TPVY”.  The Company intends to use a portion of the net proceeds from the offering of the 2022 Notes to redeem all of the outstanding 2020 Notes.

Redemption of 2020 Notes

On July 14, 2017, the Company elected to exercise its option to redeem, in full, the 2020 Notes. On August 13, 2017 (the “Redemption Date”), the Company will redeem all of the issued and outstanding 2020 Notes in an aggregate principal amount of $54.6 million and pay an aggregate accrued interest of approximately $0.3 million. The 2020 Notes are currently listed on the NYSE under the symbol “TPVZ” and will be delisted effective on the Redemption Date.

Recent Portfolio Activity

From July 1, 2017 through August 8, 2017, the Company funded $19.5 million in new investments. TPC’s direct originations platform entered into $115.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From July 1, 2017 through August 8, 2017 the Company received $1.8 million in partial prepayment on outstanding growth capital loan from one portfolio company.

Appointment of Chief Financial Officer

On July 31, 2017, the Company announced the appointment of Andrew J. Olson as the Company’s Chief Financial Officer, to be effective as of August 10, 2017.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about TriplePoint Venture Growth BDC Corp., our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our relationships with third parties including venture capital investors;
•	the impact and timing of our unfunded commitments;
•	the expected market for venture capital investments;
•	the performance of our existing portfolio and other investments we may make in the future;
•	the impact of investments that we expect to make;
•	actual and potential conflicts of interest with TriplePoint Capital LLC (“TPC”) and TPVG Advisers LLC’s (“Adviser”) and its senior investment team and Investment Committee;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the ability of our Adviser to attract, retain and have access to highly talented professionals, including our Adviser’s senior management team;
•	our ability to qualify and maintain our qualification as a RIC and as a BDC;
•	the adequacy of our cash resources and working capital; and
•	the timing of cash flows, if any, from the operations of our portfolio companies.

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

Our shares are currently listed on the New York Stock Exchange (the “NYSE”) under the symbol “TPVG”. Our 6.75% Notes due 2020 (the "2020 Notes") are currently listed on the NYSE under the symbol “TPVZ”. Our 5.75% Notes due 2022 (the "2022 Notes") are currently listed on the NYSE under the symbol “TPVY”. For more information on the issuance of 2022 notes and redemption of 2020 Notes, see the Recent Developments section below.

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

Borrowings

In February 2014, we entered into a credit agreement with Deutsche Bank AG acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements (the “Revolving Credit Facility”). In August 2014, we amended the Revolving Credit Facility to increase the total commitments by $50.0 million to $200.0 million in aggregate. Effective as of a January 2016 amendment to the Credit Facility, borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 3.0% during the Revolving Credit Facility’s revolving period. The revolving period under the amended Revolving Credit Facility expires on February 21, 2018 and the maturity date of the Revolving Credit Facility is February 21, 2019.

On August 4, 2015, we completed a public offering of $50.0 million in aggregate principal amount of our 2020 Notes and received net proceeds of $48.3 million after the payment of fees and offering costs. The interest on the 2020 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. On September 2, 2015, we issued an additional $4.6 million in aggregate principal amount of our 2020 Notes and received net proceeds of approximately $4.5 million, after the payment of the underwriting sales load and offering costs, as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes. For more information on the redemption of 2020 Notes and issuance of 2022 Notes, see the Recent Developments section.

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

As of June 30, 2017, we held 82 investments in 36 companies and our four largest portfolio companies represented approximately 45.9% of our portfolio investments. Our investments included 44 debt investments, 28 warrant investments, and ten direct equity and related investments. As of June 30, 2017, the total cost and fair value of these investments were approximately $251.3 million and approximately $253.8 million, respectively. As of June 30, 2017, one of our portfolio companies was publicly traded. As of June 30, 2017, the 44 debt investments with an aggregate fair value of approximately $235.9 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 5.5%. Enterprise value of the portfolio company is estimated based on information available, including any information regarding the most recent rounds of capital raised by the portfolio company.

As of December 31, 2016, we held 99 investments in 33 companies and our four largest portfolio companies represented approximately 38% of our portfolio investments. Our investments included 63 debt investments, 29 warrant investments, and seven direct equity and related investments. As of December 31, 2016, the total cost and fair value of these investments were approximately $370.1 million and approximately $374.3 million, respectively. As of December 31, 2016, one of our portfolio companies was publicly traded. As of December 31, 2016, the 63 debt investments with an aggregate fair value of approximately $360.0 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 8.6%. Enterprise value of the borrower is estimated based on information available, including any information regarding the most recent rounds of borrower funding.

The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$238,243	$235,899	$(2,344)	44	16
Warrants	6,839	9,551	2,712	28	28
Equity investments	6,172	8,354	2,182	10	8
Total Investments in Portfolio Companies	$251,254	$253,804	$2,550	82	36	*

	As of December 31, 2016
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$359,059	$360,007	$948	63	19
Warrants	8,034	8,238	204	29	29
Equity investments	3,023	6,066	3,043	7	6
Total Investments in Portfolio Companies	$370,116	$374,311	$4,195	99	33	*

_______________

*	Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$36,167	14.3%
Financial Institution and Services	30,293	12.0
E-Commerce - Clothing and Accessories	30,408	12.0
Network Systems Management Software	30,177	11.9
E-Commerce - Personal Goods	22,628	8.9
Building Materials/Construction Machinery	20,101	7.9
Wireless Communications Equipment	16,495	6.5
Biofuels / Biomass	16,245	6.4
Security Services	15,210	6.0
Database Software	14,082	5.5
Entertainment	7,343	2.9
Food & Beverage	5,022	2.0
Restaurant / Food Service	3,120	1.2
Communications Software	2,000	0.8
General Media and Content	1,352	0.5
Household & Office Goods	1,000	0.4
Conferencing Equipment / Services	639	0.3
Software Development Tools	622	0.2
Travel and Leisure	262	0.1
Shopping Facilitators	250	0.1
Multimedia / Streaming Software	139	0.1
Advertising / Marketing	103	*
Medical Software and Information Services	74	*
Educational/Training Software	65	*
Business to Business Marketplace	7	*
Total portfolio company investments	$253,804	100.0%

  ______________

*	less than 0.05%.

	As of December 31, 2016
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Database Software	$50,888	13.6%
Business Applications Software	48,065	12.8
E-Commerce - Clothing and Accessories	45,969	12.3
Conferencing Equipment / Services	40,524	10.8
Security Services	34,122	9.1
Wireless Communications Equipment	29,422	7.9
Network Systems Management Software	27,947	7.5
Financial Institution and Services	25,122	6.7
E-Commerce - Personal Goods	22,076	5.9
Shopping Facilitators	20,838	5.6
Biofuels / Biomass	16,065	4.3
Entertainment	7,430	2.0
Restaurant / Food Service	3,146	0.8
General Media and Content	1,422	0.4
Software Development Tools	622	0.2
Travel and Leisure	298	0.1
Multimedia / Streaming Software	166	*
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Business to Business Marketplace	9	*
Total portfolio company investments	$374,311	100.0%

______________

*	less than 0.05%.

The following tables present the product type of our debt investments as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$200,370	85.0%
Equipment leases	12,725	5.4
Equipment loans	21,799	9.2
Convertible notes	1,005	0.4
Total debt investments	$235,899	100.0%

	As of December 31, 2016
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$341,006	94.7%
Equipment leases	15,303	4.3
Equipment loans	3,698	1.0
Total debt investments	$360,007	100.0%

Approximately 12.6% and 18.7% of the debt investments in our portfolio as of June 30, 2017 and December 31, 2016, respectively, based on the aggregate fair value, consisted of growth capital loans where the borrower has a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien.

Investment Activity

During the three months ended June 30, 2017, we entered into commitments with three new portfolio companies totaling $106.0 million, funded nine debt investments for approximately $56.9 million in principal value, acquired warrants representing approximately $1.3 million of value and made $1.0 million of equity investments. During the six months ended June 30, 2017, we entered into commitments with five new portfolio companies and two existing portfolio companies totaling $143.0 million, funded twelve debt investments for approximately $68.9 million in principal value, acquired warrants representing approximately $1.5 million of value and made $3.4 million of equity and related investments.

During the three months ended June 30, 2016, we entered into commitments with two new portfolio companies totaling $35.0 million, funded six debt investments for approximately $22.4 million in principal value and acquired warrants representing approximately $0.7 million of value. During the six months ended June 30, 2016, we entered into commitments with five new portfolio companies totaling $125.0 million, funded fourteen debt investments for approximately $78.8 million in principal value, acquired warrants representing approximately $1.4 million of value.

During the three months ended June 30, 2017, we received $22.5 million of debt principal repayments from one portfolio company and $27.0 million of debt prepayments from one portfolio company as a result of previously announced acquisitions, $40.0 million of debt prepayments from two portfolio companies as a result of closing equity rounds of financing, and $40.0 million of debt prepayments from one portfolio company as a result of a refinancing. During the six months ended June 30, 2017, one portfolio company repaid at maturity its outstanding growth capital loans of approximately $22.5 million and six portfolio companies prepaid prior to maturity all their outstanding growth capital loans of approximately $160.3 million.

During the three months ended June 30, 2016, there were no prepayments. During the six months ended June 30, 2016, two portfolio companies fully prepaid prior to maturity their outstanding principal of approximately $24.8 million and one portfolio company made a partial prepayment prior to maturity of $5.0 million.

Total portfolio investment activity for the three and six months ended June 30, 2017 and June 30, 2016 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Beginning portfolio at fair value	$328,408	$282,757	$374,311	$271,717
New debt investments	54,727	21,910	66,489	77,273
Principal payments from debt investments	(2,734)	(1,504)	(4,660)	(4,118)
Early principal prepayments and repayments	(129,500)	(1,298)	(182,774)	(31,115)
Accretion of debt investment fees	1,059	1,730	(138)	2,525
Payment-in-kind coupon	573	328	890	968
New warrants	1,244	683	1,401	1,343
New equity investments	999	—	3,399	—
Proceeds from the sale of investments	(74)	—	(74)	(7)
Net realized (losses) on investments	(1,714)	(21,336)	(3,395)	(21,987)
Net change in unrealized gains (losses) on investments	816	16,379	(1,645)	3,050
Ending portfolio at fair value	$253,804	$299,649	$253,804	$299,649

As of June 30, 2017, our unfunded commitments to nine portfolio companies totaled approximately $146.5 million. As of December 31, 2016, our unfunded commitments to nine portfolio companies totaled approximately $117.4 million. During the three months ended June 30, 2017, $60.0 million in unfunded commitments expired or were terminated and approximately $56.9 million were funded. During the six months ended June 30, 2017, $85.0 million in unfunded commitments expired or were terminated and approximately $68.9 million were funded. The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments (dollars in thousands)	As of June 30, 2017	As of December 31, 2016 *
Dependent on milestones	$25,000	$60,000
Expiring during:
2017	36,116	102,352
2018	75,368	10,000
2019	35,000	5,000

Growth capital loans	122,500	113,000
Equipment leases and loans	23,984	4,352

_______________

* Does not include $40.0 million backlog of potential future commitments. See “Backlog of Potential Future Commitments” below.

Our credit agreements with our portfolio companies contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. We generally expect approximately 75% of our gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of June 30, 2017, and December 31, 2016, the fair value for these unfunded commitments totaled approximately $1.6 million and $1.2 million, respectively, and was included in “other accrued expenses and liabilities” in our condensed consolidated statements of assets and liabilities.

Our level of investment activity can vary substantially from period to period as our Adviser chooses to slow or accelerate new business originations depending on market conditions, rate of investment of TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, our funding capacity (including availability under the Revolving Credit Facility and our ability or inability to raise equity or debt capital), and other market dynamics.

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three and six months ended June 30, 2017 and 2016.

Commitments and Fundings	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Debt Commitments
New portfolio companies	$106,000	$35,000	$136,000	$125,000
Existing portfolio companies	—	—	7,000	—
Total	$106,000	$35,000	$143,000	$125,000

Funded Debt Investments	$56,868	$22,437	$68,868	$78,805

Equity Investments	$1,000	$—	$3,400	$—

Non-Binding Term Sheets	$143,909	$35,000	$192,718	$108,000

Backlog of Potential Future Commitments

We may enter into commitments with certain portfolio companies which permit an increase in the commitment amount in the future in the event that conditions to such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration.  As of June 30, 2017 and December 31, 2016, this backlog of potential future commitments totaled $0 and $40.0 million, respectively.

Payables

On June 30, 2017, we acquired $90.0 million in face value of U.S. Treasury bills which were sold on July 5, 2017. On December 30, 2016, we acquired $40.0 million in face value of U.S. Treasury bills which were sold on January 4, 2017. The purchase and sale of U.S. Treasury bills were done to efficiently meet certain diversification tests.

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

As of June 30, 2017 and December 31, 2016, the weighted average investment ranking of our debt investment portfolio was 2.06 and 1.85, respectively. During the three months ended June 30, 2017, there were no changes within the credit categories, except that certain portfolio companies that had repaid or prepaid their outstanding obligations were removed. The following table shows the credit rankings for the portfolio companies that had outstanding obligations to us as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$38,711	16.4%	2
White (2)	155,609	66.0	11
Yellow (3)	29,777	12.6	1
Orange (4)	11,802	5.0	2
Red (5)	—	—	—
	$235,899	100.0%	16

	As of December 31, 2016
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$129,878	36.1%	4
White (2)	166,908	46.4	11
Yellow (3)	51,014	14.2	2
Orange (4)	12,207	3.3	2
Red (5)	—	—	—
	$360,007	100.0%	19

Results of Operations

Operating results for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.

An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses, including interest on borrowed funds. Net realized gains (losses) on investments are the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net change in unrealized gains (losses) on investments are the net change in the fair value of our investment portfolio.

For the three months ended June 30, 2017, our net increase in net assets resulting from operations was approximately $7.9 million, which was comprised of approximately $8.8 million of net investment income and approximately $0.9 million of net realized and unrealized losses. On a per share basis, net investment income was $0.55 per share and the net increase in net assets from operations was $0.50 per share.

For the three months ended June 30, 2016, our net increase in net assets resulting from operations was approximately $3 thousand, which was comprised of approximately $5.0 million of net investment income and approximately $5.0 million of net realized and unrealized losses. On a per share basis, net investment income was $0.30 per share and the net increase in net assets from operations was $0.0 per share.

For the six months ended June 30, 2017, our net increase in net assets resulting from operations was approximately $11.7 million, which was comprised of approximately $16.7 million of net investment income and approximately $5.0 million of net realized and unrealized losses. On a per share basis for the six months ended June 30, 2017, net investment income was $1.05 per share and the net increase in net assets from operations was $0.73 per share.

For the six months ended June 30, 2016, our net decrease in net assets resulting from operations was approximately $7.3 million, which was comprised of approximately $11.7 million of net investment income and approximately $19.0 million of net realized and unrealized losses. On a per share basis for the six months ended June 30, 2016, net investment income was $0.72 per share and the net decrease in net assets from operations was $0.45 per share.

Our investment and other income increased by $6.3 million during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to the increase in prepayment income and other income from expiration or termination of unfunded commitments. Operating expenses increased by $2.4 million during the same period for the following reasons: higher income incentive fees of $2.0 million, higher interest expense of $0.2 million primarily due to the increased use of the Revolving Credit Facility, and higher base management fees of $0.3 million, offset by a decrease in general and administrative expenses of $0.1 million and decrease in administration agreement expenses of $60 thousand. For the three months ended June 30, 2017, our income incentive fee was reduced by $0.2 million due to the total return requirement under the income component of our incentive fee structure, which resulted in approximately $0.2 million of reduced expenses and equivalent additional net income, or $0.01 per share, to stockholders. For the three months ended June 30, 2016, we did not incur an income incentive fee due to the total return requirement under the income component of our incentive fee structure, which resulted in approximately $0.6 million of reduced expenses and equivalent additional net investment income, or $0.04 per share, to stockholders. Net investment income increased during the above mentioned periods for the reasons noted above.

Our investment and other income increased by $9.5 million during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to the increase in prepayment income and an increase in our average portfolio balance in 2017.  Operating expenses increased by $4.4 million during the same period for the following reasons: higher income incentive fees of $3.4 million, higher interest expense of $0.9 million primarily due to the increased use of the Revolving Credit Facility, and higher base management fees of $0.5 million, offset by a decrease in general and administrative expenses of $0.3 million and decrease in administration agreement expenses of $0.1 million. For the six months ended June 30, 2017, our income incentive fee was reduced by $0.6 million due to the total return requirement under the income component of our incentive fee structure, which resulted in approximately $0.6 million of reduced expense and equivalent additional net income, or $0.04 per share, to stockholders. For the six months ended June 30, 2016, we did not incur an income incentive fee due to the total return requirement under the income component of our incentive fee structure, which resulted in approximately $1.9 million of reduced expense and equivalent additional net investment income, or $0.12 per share, to stockholders. Net investment income increased during the above mentioned periods for the reasons noted above.

Net realized losses were approximately $1.7 million for the three months ended June 30, 2017 as a result of the acquisition of two portfolio companies, with $1.1 million related to warrant and equity losses for both portfolio companies and $0.6 million due to the reversal of accrued loan modification fees in conjunction with the pay-off of one portfolio company. Net realized losses were approximately $21.3 million for the three months ended June 30, 2016 due to $20.5 million of realized losses on two debt investments and $0.8 million of realized losses on four warrants as the result of acquisitions of three portfolio companies and the ceasing of operations of one portfolio company. Net change in unrealized gains during the three months ended June 30, 2017, were approximately $0.8 million, as compared to a net change in unrealized gains of approximately $16.4 million during the three months ended June 30, 2016. These changes are discussed in more detail in the tables below. Our net increase in net assets from operations changed in each period for the reasons noted above.

Net realized losses were approximately $3.4 million for the six months ended June 30, 2017 as a result of the acquisition of two portfolio companies, with $2.8 million related to warrant and equity losses for both portfolio companies and $0.6 million due to the reversal of accrued loan modification fees in conjunction with the pay-off of one portfolio company. Net realized losses were approximately $22.0 million for the six months ended June 30, 2016 due to $20.5 million of realized losses on two debt investments and $1.5 million of realized losses on seven warrants as the result of acquisitions of portfolio companies, one warrant expiring out-of-the money and the ceasing of operations of one portfolio company.  Net change in unrealized losses during the six months ended June 30, 2017, were approximately $1.7 million as compared to a net change in unrealized gains of approximately $3.0 million during the six months ended June 30, 2016. These changes are discussed in more detail in the tables below. Our net increase in net assets from operations changed in each period for the reasons noted above.

Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

The table below presents our statement of operations for the three and six months ended June 30, 2017 and June 30, 2016.

Net Increase in Net Assets	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2017	2016	2017	2016
Investment and Other Income
Interest income from investments	$14,499	$9,282	$28,751	$20,007
Other income
Expirations / terminations of unfunded commitments	378	71	418	425
Other fees	805	52	817	52
Total Investment and Other Income	15,682	9,405	29,986	20,484

Operating Expenses
Base management fee	1,666	1,335	3,238	2,700
Income incentive fee	1,981	—	3,454	—
Capital gains incentive fee	—	—	—	—
Interest expense and amortization of fees	2,150	1,903	4,555	3,697
Administration agreement expenses	338	398	712	795
General and administrative expenses	716	811	1,277	1,606
Total Operating Expenses	6,851	4,447	13,236	8,798

Net investment income	8,831	4,958	16,750	11,686

Net realized and unrealized gains (losses) on investments
Net realized (losses) on investments	(1,714)	(21,336)	(3,395)	(21,987)
Net change in unrealized gains (losses) on investments	804	16,381	(1,657)	3,047
Net realized and unrealized gains (losses) on investments	(910)	(4,955)	(5,052)	(18,940)

Net Increase (Decrease) in Net Assets Resulting from Operations	$7,921	$3	$11,698	$(7,254)

Net investment income per share	$0.55	$0.30	$1.05	$0.72
Net increase (decrease) in net assets per share	$0.50	*	$0.73	$(0.45)
Weighted average shares of common stock outstanding	16,000	16,289	15,991	16,295

_____________

*         Less than $0.005

We believe an important measure of the investment income that we will be required to distribute each year is core net investment income, to the extent it is divergent from GAAP net investment income. Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fees on net unrealized gains. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. No capital gains incentive fee was earned or was payable during the three and six months ended June 30, 2017, respectively. Therefore, GAAP net investment income and core net investment income were the same during the respective periods.

Investment income includes interest income on our debt investments utilizing the effective yield method and includes cash interest income as well as the amortization of purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three and six months ended June 30, 2017, investment income totaled approximately $14.5 million and $28.7 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 19.9% and 18.2%, respectively. For the three and six months ended June 30, 2016, investment income totaled approximately $9.3 million and $20.0 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 13.2% and 14.4%, respectively. We calculate weighted average annualized portfolio yields for periods shown as the annualized rates of the interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period. The weighted average yields reported for these periods are annualized and reflect the weighted average yields to maturities. Should the portfolio companies choose to repay their loans earlier, our weighted average yields will increase for those debt investments affected but may reduce our weighted average yields on the remaining portfolio in future quarters. The yield on our portfolio, excluding the impact of prepayments, was approximately 13.0% and 12.7%, respectively, for the three and six months ended June 30, 2017. The yield on our portfolio, excluding the impact of prepayments, was approximately 13.2% and 13.7%, respectively, for the three and six months ended June 30, 2016.

The following table provides the weighted average annualized portfolio yield on our portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrants received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Portfolio Yield (1)	2017	2016	2017	2016
Weighted average annualized portfolio yield on debt investments	19.9%	13.2%	18.2%	14.4%
Coupon income	10.6%	10.1%	10.3%	10.3%
Accretion of discount	0.6%	0.8%	0.7%	0.8%
Accretion of end-of-term payments	1.8%	2.3%	1.7%	2.6%
Impact of prepayments during the period	6.9%	0.0%	5.5%	0.7%

______________

(1)

The yields for periods shown are the annualized rates of interest income or the components of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

For the three and six months ended June 30, 2017, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 6.7% and 5.7%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 0.9% and 19.4%, respectively. For the three and six months ended June 30, 2016, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 4.6% and (1.4)%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 8.3% and (4.9)%, respectively.

Our weighted average annualized portfolio yield on debt investments may be higher than an investor’s yield on an investment in shares of our common stock. Our weighted average annualized portfolio yield on debt investments does not reflect operating expenses that may be incurred by us. In addition, our weighted average annualized portfolio yield on debt investments and total return figures disclosed above do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. Our weighted average annualized portfolio yield on debt investments and total return based on NAV do not represent actual investment returns to stockholders. Our weighted average annualized portfolio yield on debt investments and total return figures are subject to change and, in the future, may be greater or less than the rates set forth above. Total return based on NAV is the change in ending NAV per share plus distributions per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. Total return based on stock price is the change in the ending stock price of the Company’s common stock plus distributions paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning stock price of the Company’s common stock. The total return is for the period shown and is not annualized.

For the three months ended June 30, 2017, we recognized approximately $1.2 million in other income consisting of approximately $0.4 million due to the termination or expiration of unfunded commitments and approximately $0.8 million from the realization of certain fees paid by portfolio companies and other income. For the three months ended June 30, 2016, we recognized approximately $0.1 million in other income consisting of approximately $71 thousand due to the termination or expiration of unfunded commitments and approximately $52 thousand from the realization of certain fees paid by portfolio companies and other income.

For the six months ended June 30, 2017, we recognized approximately $1.2 million in other income consisting of approximately $0.4 million due to the termination or expiration of unfunded commitments and approximately $0.8 million from the realization of certain fees paid by portfolio companies and other income. For the six months ended June 30, 2016, we recognized approximately $0.5 million in other income consisting of approximately $0.4 million due to the termination or expiration of unfunded commitments and approximately $0.1 million from the realization of certain fees paid by portfolio companies and other income.

Total operating expenses consisting of base management and incentive fees, interest expense, administration agreement expenses, and general and administrative expenses are summarized in the statement of operations table above. In determining the base management fee, our Adviser has agreed to exclude the U.S. Treasury bill assets acquired at the end of the applicable quarters in 2017 and 2016 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will decrease over time as our portfolio and capital base grow. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. Capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expense will increase as we utilize more of the Revolving Credit Facility, and we expect fees per the administration agreement and general and administrative agreements will increase to meet the additional requirements associated with servicing a larger portfolio.

The table below summarizes our return on average total assets and return on average NAV for the three and six months ended June 30, 2017 and 2016.

Returns on Net Asset Value and Total Assets	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net investment income	$8,831	$4,958	$16,750	$11,686
Net increase (decrease) in net assets	7,921	3	11,698	(7,254)

Average net asset value (1)	213,906	218,365	215,780	225,989
Average total assets (1)	344,433	319,257	366,521	318,315

Net investment income to average net asset value (2)	16.6%	9.1%	15.7%	10.4%
Net increase (decrease) in net assets to average net asset value (2)	14.9%	*	10.9%	(6.5)%

Net investment income to average total assets (2)	10.3%	6.2%	9.2%	7.4%
Net increase (decrease) in net assets to average total assets (2)	9.2%	*	6.4%	(4.6)%

______________

(1)	The average NAVs and the average total assets are computed based on daily balances. Total assets are gross assets before deducting total liabilities.
(2)	Percentage is presented on an annualized basis.
*	Less than 0.005%

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes are considered to be our critical accounting policies and estimates. These have been disclosed under “Significant Accounting Policies” in the notes to consolidated financial statements described in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 13, 2017. We have not made any changes to the policy in the three and six months ended June 30, 2017 as disclosed in our notes to the condensed consolidated financial statements in this Form 10-Q.

Liquidity and Capital Resources

During the six months ended June 30, 2017, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “-Results of Operations,” was approximately $70.5 million and cash used by financing activities was approximately $66.0 million due to repayments under the Revolving Credit Facility for $55.0 million and approximately $11.0 million in distributions. As of June 30, 2017, cash, including restricted cash, was approximately $83.5 million, which was due to the receipt of certain prepayments that occurred on June 30, 2017. Subsequent to quarter end, $60.0 million of restricted cash was used to repay the Revolving Credit Facility.

During the six months ended June 30, 2016, cash used by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “-Results of Operations,” was approximately $36.9 million and cash provided by financing activities was approximately $21.3 million due to $35.0 million of borrowings under our Revolving Credit Facility, partially offset by approximately $10.6 million in distributions, approximately $2.0 million in repurchase of common stock and approximately $1.1 million in payments of Revolving Credit Facility costs, which are deferred and expensed over the term of the Revolving Credit Facility. As of June 30, 2016, cash, including restricted cash, was approximately $20.1 million.

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

Contractual Obligations

In February 2014, we entered into our Revolving Credit Facility which provided us with a $150.0 million commitment, subject to borrowing base requirements. In August 2014, we amended our Revolving Credit Facility to increase the total commitments available there under by $50.0 million to $200.0 million in aggregate.

As of June 30, 2017 and December 31, 2016, we had outstanding borrowings of $60.0 million and $115.0 million, respectively, under our Revolving Credit Facility, which is included in the condensed consolidated statements of assets and liabilities. We had $140.0 million and $85.0 million of remaining capacity on our Revolving Credit Facility as of June 30, 2017 and December 31, 2016, respectively.

On August 4, 2015, we completed a public offering of $50.0 million in aggregate principal amount of our 2020 Notes and received net proceeds of approximately $48.3 million after the payment of fees and offering costs. The interest on the 2020 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. The 2020 Notes are currently listed on the NYSE under the symbol “TPVZ”. On September 2, 2015, we issued an additional $4.6 million in aggregate principal amount of our 2020 Notes and received net proceeds of approximately $4.5 million after the payment of fees and offering costs as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes. On July 14, 2017, we elected to exercise our option to redeem this in full. On the redemption date of August 13, 2017, we expect to redeem $54.6 million of principal amount and $0.3 million of accrued interest. For more information on the redemption of 2020 Notes and issuance of 2022 Notes, see the Recent Developments section.

The tables below provide a summary of when payments are due under our Revolving Credit Facility and 2020 Notes as of June 30, 2017 and December 31, 2016.

Payments Due By Period	As of June 30, 2017
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$60,000	$—	$60,000	$—	$—
2020 Notes	54,625	—	—	54,625	—
Total	$114,625	$—	$60,000	$54,625	$—

Payments Due By Period	As of December 31, 2016
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$115,000	$—	$115,000	$—	$—
2020 Notes	54,625	—	—	54,625	—
Total	$169,625	$—	$115,000	$54,625	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of June 30, 2017 and December 31, 2016, our unfunded commitments totaled approximately $146.5 million to nine portfolio companies and $117.4 million to nine portfolio companies, respectively. See “-Investment Activity” above for additional information on our unfunded commitments.

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

As of June 30, 2017, we had a payable of approximately $90.0 million in face value due July 5, 2017, for the acquisition of U.S. Treasury bills. On July 5, 2017, we sold the U.S. Treasury bills and settled the payable in full. As of December 31, 2016, we had a payable of approximately $40.0 million in face value due January 4, 2017, for the acquisition of U.S. Treasury bills. On January 4, 2017, we sold the U.S. Treasury bills and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received. As of June 30, 2017 and December 31, 2016, these outstanding obligations totaled approximately $4.0 million and $3.0 million, respectively.

Off-Balance Sheet Arrangements

Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2017 and December 31, 2016, our off-balance sheet arrangements consisted of approximately $146.5 million and $117.4 million, respectively of unfunded commitments, of which $25.0 million and $60.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements with our portfolio companies contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company.

The table below provides our unfunded commitments by portfolio company as of June 30, 2017 and December 31, 2016.

Unfunded Commitments (dollars in thousands)	As of June 30, 2017	As of December 31, 2016
Blue Bottle Coffee, Inc.	$25,000	—
CrowdStrike, Inc.	—	5,000
Eero, Inc.	5,000	15,000
Farfetch UK Limited	—	5,000
FinancialForce.com, Inc.	—	15,000
Green Chef Corporation	—	10,000
MapR Technologies, Inc. (Equipment Lease)	3,616	4,352
Optoro, Inc.	—	25,000
PillPack, Inc.	35,000	—
Rent the Runway, Inc.	22,500	28,000
Stance, Inc.	15,000	—
Varsity Tutors LLC	15,000	—
View, Inc. (Equipment Loan)	20,368	—
WorldRemit Ltd.	5,000	10,000
Total	$146,484	$117,352	*

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

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

_______________

(1)Represents a special distribution.

(2)The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations) through March 31, 2014.

For the six months ended June 30, 2017 and for the year ended December 31, 2016, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 95.9% and 95.8% of total distributions paid, respectively.

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

Recent Developments

Distributions

On August 8, 2017, we announced that our Board declared a $0.36 per share distribution, payable on September 15, 2017, to stockholders of record on August 31, 2017.

Offering of 2022 Notes

On July 14, 2017, we completed a public offering of $65.0 million in aggregate principal amount of our newly issued 5.75% notes due 2022 (the “2022 Notes”) and received net proceeds of approximately $62.8 million after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, we issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of approximately $9.5 million after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning October 15, 2017. The 2022 Notes are listed on the NYSE  under the symbol “TPVY”.  We intend to use a portion of the net proceeds from the offering of the 2022 Notes to redeem all of the outstanding 2020 Notes.

Redemption of 2020 Notes

On July 14, 2017, we elected to exercise our option to redeem, in full, the 2020 Notes. On August 13, 2017 (the “Redemption Date”), we will redeem all of the issued and outstanding 2020 Notes in an aggregate principal amount of $54.6 million and pay an aggregate accrued interest of approximately $0.3 million. The 2020 Notes are currently listed on the NYSE under the symbol “TPVZ” and will be delisted effective on the Redemption Date.

Recent Portfolio Activity

From July 1, 2017, through August 8, 2017, we funded $19.5 million in new investments. TPC’s direct originations platform entered into $115.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From July 1, 2017 through August 8, 2017 we received $1.8 million in partial prepayments on outstanding growth capital loan from one portfolio company.

Appointment of Chief Financial Officer

On July 31, 2017, we announced the appointment Andrew J. Olson as our Chief Financial Officer, to be effective as of August 10, 2017.

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

As of June 30, 2017, a majority of the debt investments (approximately 55% and approximately $130.2 million in principal balance) in our debt investment portfolio bore interest at floating rates, all of which have interest rate floors and some of them have interest rate caps for a limited period. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Credit Facility bears interest at a floating rate. Our 2020 Notes bears interest at a fixed rate. As of June 30, 2017, our floating rate borrowings totaled $60.0 million, so an increase in interest rates would currently benefit us as we would generate additional interest income in excess of the additional interest expense. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2017 condensed consolidated statement of assets and liabilities.

Change in Interest Rates (dollars in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$3,124	$(1,825)	$1,299
Up 200 basis points	$2,083	$(1,217)	$866
Up 100 basis points	$1,041	$(608)	$433
Up 50 basis points	$521	$(304)	$217
Down 25 basis points	$(260)	$152	$(108)

This analysis is indicative of the potential impact on our investment income as of June 30, 2017, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2017, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and the Company’s President, who is acting as the Company’s Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Acting Principal Financial and Accounting Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Dividend Reinvestment Plan

During the three months ended June 30, 2017, we issued 37,371 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended June 30, 2017 was approximately $0.5 million.  Other than shares issued under our dividend reinvestment plan during the three months ended June 30, 2017, we did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement (1)
3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate (3)

4.2	Second Supplemental Indenture relating to the 5.75% Notes due 2022, by and between TriplePoint Venture Growth BDC Corp and U.S. National Bank Association, as trustee, dated July 14, 2017 (4)

4.3	Form of Global Note with respect to the 5.75% Notes due 2022 (5)

11.1	Computation of Per Share Earnings (6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Acting Principal and Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Acting Principal and Accounting Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

(4)

Incorporated by reference to Exhibit d(6) to the Registrant’s Post-Effective Amendment No. 6 to TriplePoint Venture Growth BDC Corp.’s Registration Statement on Form N-2 (File No. 333-204933) filed on July 14, 2017.

(5)

Incorporated by reference to Exhibit d(7) to the Registrant’s Post-Effective Amendment No. 6 to TriplePoint Venture Growth BDC Corp.’s Registration Statement on Form N-2 (File No. 333-204933) filed on July 14, 2017.

(6)	Included in the notes to the financial statements contained in this Report.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: August 8, 2017	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 8, 2017	By:	/s/ Sajal K. Srivastava
Sajal K. Srivastava, Chief Investment Officer, President, Secretary, Treasurer (Acting Principal Financial and Accounting Officer) and Director