Form 10-Q
period 2017-09-30
TriplePoint Venture Growth BDC Corp.
filed 2017-11-06
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November 6, 2017, the registrant had 17,711,184 shares of common stock, $0.01 par value per share, outstanding.

TriplePoint Venture Growth BDC Corp.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments at fair value (amortized cost of $309,219 and $370,116, respectively)	$311,136	$374,311
Short-term investments at fair value (cost of $94,962 and $39,990, respectively)	94,962	39,990
Cash	5,145	7,776
Restricted cash	3,327	7,702
Deferred credit facility costs	1,155	1,774
Prepaid expenses and other assets	1,880	2,669
Total assets	$417,605	$434,222

Liabilities
Revolving Credit Facility	$25,500	$115,000
2020 Notes, net	—	53,288
2022 Notes, net	72,302	—
Payable for U.S. Treasury bill assets	94,962	39,990
Base management fee payable	1,567	1,449
Income incentive fee payable	1,066	1,208
Accrued capital gains incentive fee	—	—
Payable to directors and officers	60	63
Other accrued expenses and liabilities	7,389	7,361
Total liabilities	$202,846	$218,359
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share (450,000 shares authorized; 16,043 and 15,981 shares issued and outstanding, respectively)	160	160
Paid-in capital in excess of par value	232,317	231,518
Undistributed net investment income	4,862	1,025
Accumulated net realized losses	(24,498)	(21,035)
Accumulated net unrealized gains on investments	1,918	4,195
Total net assets	$214,759	$215,863
Total liabilities and net assets	$417,605	$434,222

Net asset value per share	$13.39	$13.51

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income
Interest income from investments	$10,310	$11,207	$39,061	$31,214
Other income
Expirations / terminations of unfunded commitments	—	1,133	418	1,558
Other fees	109	162	926	214
Total investment and other income	10,419	12,502	40,405	32,986

Operating expenses
Base management fee	1,567	1,376	4,805	4,076
Income incentive fee	1,066	1,568	4,520	1,568
Capital gains incentive fee	—	—	—	—
Interest expense and amortization of fees	2,306	2,036	6,861	5,733
Administration agreement expenses	346	395	1,058	1,190
General and administrative expenses	767	632	2,044	2,238
Total operating expenses	6,052	6,007	19,288	14,805

Net investment income	4,367	6,495	21,117	18,181

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	1,044	1,081	(2,351)	(20,906)
Net change in unrealized (losses) gains on investments	(620)	3,859	(2,277)	6,906
Net realized loss on extinguishment of debt	(1,112)	—	(1,112)	—
Net realized and unrealized (losses) gains	(688)	4,940	(5,740)	(14,000)

Net increase in net assets resulting from operations	$3,679	$11,435	$15,377	$4,181

Basic and diluted net investment income per share	$0.27	$0.40	$1.32	$1.12
Basic and diluted net increase in net assets per share	$0.23	$0.71	$0.96	$0.26
Basic and diluted weighted average shares of common stock outstanding	16,023	16,091	16,001	16,227

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Shares of Common Stock	Total Net Assets
Balance as of January 1, 2016	16,302	$231,646
Net increase in net assets resulting from operations	—	4,181
Distributions declared	—	(17,475)
Common stock issuance, net	142	1,416
Acquisition of common stock under repurchase plan	(486)	(5,376)
Balance as of September 30, 2016	15,958	214,392

Balance as of January 1, 2017	15,981	215,863
Net increase in net assets resulting from operations	—	15,377
Distributions declared	—	(17,280)
Common stock issuance, net	62	799
Balance as of September 30, 2017	16,043	$214,759

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$15,377	$4,181
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(153,127)	(93,805)
(Purchase) sale of short-term investments, net	(54,972)	(9,839)
Principal payments and proceeds from investments	213,801	46,773
Payment-in-kind interest on investments	(1,501)	(1,284)
Net change in unrealized losses (gains) on investments	2,277	(6,906)
Realized losses	3,463	20,906
Amortization and accretion of premiums and discounts, net	(1,551)	(1,596)
Accretion of end-of-term payments, net of prepayments	914	(3,225)
Amortization of debt fees and issuance costs	961	940
Change in restricted cash	4,375	(237)
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	54,972	9,839
Prepaid expenses and other assets	791	(340)
Base management fee payable	118	1
Income incentive fee payable	(142)	115
Payable to directors and officers	(3)	(12)
Other accrued expenses and liabilities	29	50
Net cash provided by (used in) operating activities	85,782	(34,439)
Cash Flows from Financing Activities:
(Repayments) borrowings under revolving credit facility, net	(89,500)	39,000
Repurchase of common stock	—	(5,376)
Distributions paid, net	(16,481)	(16,059)
Deferred credit facility costs	—	(1,080)
Repayment of 2020 Notes	(54,625)	—
Net proceeds from issuance of 2022 Notes	72,193	—
Net cash (used in) provided by financing activities	(88,413)	16,485
Net change in cash	(2,631)	(17,954)
Cash at beginning of period	7,776	32,451
Cash at end of period	$5,145	$14,497
Supplemental Disclosure of Non-Cash Financing Activities:
Distributions reinvested	$799	$1,416
Accrued 2022 Notes issuance costs	$211	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,757	$4,615

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of September 30, 2017

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (13.00% interest rate, 9.00% EOT payment)	$13,250	$14,374	$13,811	5/31/2018
Total Biofuels / Biomass - 6.43%*			13,250	14,374	13,811
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	13,276	12,737	12,742	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	6,356	6,086	6,087	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	8,568	8,177	8,180	7/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	1,935	1,832	1,831	9/30/2021
	Building Materials/Construction Machinery	Convertible Note (10.10% PIK interest rate, 14.00% EOT Payment)	1,031	1,043	1,138	1/25/2020
Total Building Materials/Construction Machinery - 13.96%*			31,166	29,875	29,978
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,559	14,739	12/31/2020
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,392	14,569	6/30/2021
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,291	14,284	9/30/2021
			45,000	43,242	43,592
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate,10.00% EOT payment)	1,594	1,811	1,817	9/30/2018
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	105	105	106	1/31/2019
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	1,322	1,322	1,331	6/30/2019
	Business Applications Software	Equipment Loan (6.50% interest rate,10.00% EOT payment)	617	644	646	6/30/2019
	Business Applications Software	Equipment Lease (8.50% interest rate, 10.00% EOT payment) (1)	140	140	141	12/31/2019
	Business Applications Software	Equipment Loan (6.75% interest rate,10.00% EOT payment)	275	279	279	10/31/2019
	Business Applications Software	Equipment Lease (8.75% interest rate, 10.00% EOT payment) (1)	409	409	410	4/30/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	139	138	138	1/31/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	503	504	504	7/31/2020
			5,104	5,352	5,372
Total Business Applications Software - 22.80%*			50,104	48,594	48,964
Database Software
SimpliVity Corporation	Database Software	Equipment Lease (6.75% interest rate, 10.00% EOT payment) (1)	1,974	1,974	2,148	12/31/2018
	Database Software	Equipment Lease (6.75% interest rate, 7.50% EOT payment) (1)	1,125	1,125	1,188	6/30/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	920	920	997	12/31/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	643	643	706	2/28/2019
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	40	40	44	3/31/2019
	Database Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	3,669	3,669	4,122	9/30/2018
Total Database Software - 4.29%*			8,371	8,371	9,205
E-Commerce - Clothing and Accessories
Outfittery GMBH (1) (2) (3)	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.25% interest rate, 9.00% EOT payment)	7,127	6,719	6,676	8/31/2021
			7,127	6,719	6,676
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	10,000	10,346	10,619	11/30/2018
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	6,000	6,099	6,285	6/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	2,000	2,013	2,085	10/31/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 4.50% EOT payment)	4,000	3,989	4,086	11/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.50% interest rate, 5.25% EOT payment)	5,500	5,165	5,435	6/30/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.50% interest rate, 5.25% EOT payment)	4,500	4,188	4,187	9/30/2021
			32,000	31,800	32,697
Total E-Commerce - Clothing and Accessories - 18.33%*			39,127	38,519	39,373
Entertainment
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (11.00% PIK, 3.00% Cash,9.50% EOT payment)	9,163	10,051	7,608	1/31/2019
Total Entertainment - 3.54%*			9,163	10,051	7,608
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Growth Capital Loan (8.75% interest rate, 3.05% EOT payment)	10,000	9,839	9,837	3/31/2019
			10,000	9,839	9,837
KnCMiner AB (1) (3) (8) (11)	Financial Institution and Services	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	3,544	3,595	3,335	6/30/2018
	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	1,695	1,692	1,596	6/30/2018
			5,239	5,287	4,931
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,218	5,256	12/31/2018
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,092	5,172	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,085	5,172	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,989	5,106	11/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 3.75% interest rate, 4.00% EOT payment)	5,000	5,012	5,017	3/31/2018
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 4.00% EOT payment)	5,000	4,871	4,869	7/31/2020
			30,000	30,267	30,592
Total Financial Institution and Services - 21.12%*			45,239	45,393	45,360
Food & Beverage
Blue Bottle Coffee, Inc.	Food & Beverage	Growth Capital Loan (Prime + 1.50% interest rate, 0.25% EOT payment)	5,000	5,001	5,013	10/31/2017
	Food & Beverage	Growth Capital Loan (Prime + 1.50% interest rate)	5,000	4,944	5,000	12/31/2017
Total Food & Beverage - 4.66%*			10,000	9,945	10,013
Food & Drug
PillPack, Inc.	Food & Drug	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% EOT payment)	5,000	4,918	4,916	8/31/2020
Total Food & Drug - 2.29%*			5,000	4,918	4,916
Network Systems Management Software
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	5,000	5,000	4,993	4/4/2020
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	21,941	21,941	20,853	4/4/2021
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	5,264	5,264	4,917	4/4/2021
Total Network Systems Management Software - 14.32%*			32,205	32,205	30,763
Restaurant / Food Service
Munchery, Inc.	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% interest rate, 8.75% EOT payment)	2,589	2,664	2,636	6/30/2019
Total Restaurant / Food Service - 1.23%*			2,589	2,664	2,636
Security Products
Ring, Inc.	Security Products	Growth Capital Loan (Prime + 2.75% interest rate, 3.50% EOT payment)	20,000	19,838	19,832	8/31/2018
Total Security Products - 9.23%*			20,000	19,838	19,832

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2017

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Security Services
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	$8,214	$8,572	$8,678	9/30/2019
	Security Services	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	4,854	4,943	5,009	2/29/2020
Total Security Services - 6.37%*			13,068	13,515	13,687
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.75% interest rate)	6,045	6,585	6,592	12/31/2017
Eero, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 8.25% interest rate)	10,000	9,892	9,945	11/30/2019
Total Wireless Communications Equipment - 7.70%*			16,045	16,477	16,537
Total Debt Investments - 136.28%*			$295,327	$294,739	$292,683

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2017

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
Advertising / Marketing
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	$35	$103
Total Advertising / Marketing - 0.05%*			48,500	35	103
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77	—
Total Biofuels / Biomass - 0.00%*			350	77	—
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Preferred Stock	2,222,222	500	500
Total Building Materials/Construction Machinery - 0.23%*			2,222,222	500	500
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Preferred Stock	547,440	1,540	1,655
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	256,388	42	46
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	76
Total Business Applications Software - 0.87%*			1,256,294	1,641	1,872
Business to Business Marketplace
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	7
Total Business to Business Marketplace - 0.00%*			10,346	40	7
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.) (2)	Conferencing Equipment / Services	Preferred Stock	323,381	670	639
Total Conferencing Equipment / Services - 0.30%*			323,381	670	639
E-Commerce - Clothing and Accessories
JackThreads, Inc. (2)	E-Commerce - Clothing and Accessories	Common Stock	283,401	88	—
Outfittery GMBH (1) (2) (3) (10)	E-Commerce - Clothing and Accessories	Cash Exit Fee	—	404	401
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	88,037	213	828
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	116,047	793	1,617
Stance, Inc. (2)	E-Commerce - Clothing and Accessories	Preferred Stock	75,000	41	41
Total E-Commerce - Clothing and Accessories - 1.34%*			562,485	1,539	2,887
E-Commerce - Personal Goods
Birchbox, Inc. (2)	E-Commerce - Personal Goods	Preferred Stock	60,052	690	1,271
Total E-Commerce - Personal Goods - 0.59%*			60,052	690	1,271
Educational/Training Software
Varsity Tutors LLC (2) (10)	Educational/Training Software	Preferred Stock	240,590	65	65
Total Educational/Training Software - 0.03%*			240,590	65	65
Entertainment
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	—
Total Entertainment - 0.00%*			287,187	751	—
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Preferred Stock	180,865	241	241
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	128,288	382	409
Total Financial Institution and Services - 0.30%*			309,153	623	650
Food & Beverage
Blue Bottle Coffee, Inc.	Food & Beverage	Preferred Stock	9,004	80	122
Total Food & Beverage - 0.06%*			9,004	80	122
Food & Drug
PillPack, Inc.	Food & Drug	Common Stock	28,297	55	55
Total Food & Drug - 0.03%*			28,297	55	55
General Media and Content
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	28
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	774,352	624	1,378
Total General Media and Content - 0.65%*			846,586	655	1,406
Medical Software and Information Services
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	112	74
Total Medical Software and Information Services - 0.03%*			31,063	112	74
Multimedia / Streaming Software
Shazam Entertainment Limited (1) (2) (3)	Multimedia / Streaming Software	Ordinary Shares	2,669,479	134	139
Total Multimedia / Streaming Software - 0.06%*			2,669,479	134	139
Restaurant / Food Service
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	21,537	45	—
Total Restaurant / Food Service - 0.00%*			21,537	45	0
Security Products
Ring, Inc.	Security Products	Preferred Stock	31,192	57	57
Total Security Products - 0.03%*			31,192	57	57
Security Services
CrowdStrike, Inc. (2)	Security Services	Preferred Shares	99,344	72	92
Forgerock, Inc.	Security Services	Preferred Stock	195,992	155	459
Total Security Services - 0.26%*			295,336	227	551
Shopping Facilitators
Farfetch UK Limited (1) (2) (3)	Shopping Facilitators	Preferred Stock	37,998	170	250
Total Shopping Facilitators - 0.12%*			37,998	170	250
Travel and Leisure
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	36	9
Total Travel and Leisure - 0.00%*			1,994	36	9
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	4
Eero, Inc.	Wireless Communications Equipment	Preferred Stock	35,446	80	80
Total Wireless Communications Equipment - 0.04%*			68,446	175	84
Total Warrants - 5.00%*				$8,377	$10,741

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2017

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost	Fair Value
Equity Investments (2)
Business Applications Software
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	39,018	$161	$161
Total Business Applications Software - 0.07%*			39,018	161	161
Communications Software
Pluribus Networks, Inc.	Communications Software	Preferred Stock	722,073	2,000	2,000
Total Communications Software - 0.93%*			722,073	2,000	2,000
Database Software
Nutanix, Inc. (7)	Database Software	Common Stock	113,731	705	2,546
Total Database Software - 1.19%*			113,731	705	2,546
E-Commerce - Personal Goods
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	250	319
Birchbox, Inc.	E-Commerce - Personal Goods	Convertible Note (8.00% interest rate)	—	45	125
Total E-Commerce - Personal Goods - 0.21%*			2,839	295	444
Financial Institution and Services
Revolut Ltd. (1) (3)	Financial Institution and Services	Preferred Stock	4,325	49	49
	Financial Institution and Services	Ordinary Shares	21,595	243	243
Total Financial Institution and Services - 0.14%*			25,920	292	292
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	8,000	250	250
Casper Sleep Inc.	Household & Office Goods	Common Stock	26,669	750	750
Total Household & Office Goods - 0.47%*			34,669	1,000	1,000
Network Systems Management Software
Cohesity Inc.	Network Systems Management Software	Preferred Stock	60,342	400	400
Total Network Systems Management Software - 0.19%*			60,342	400	400
Software Development Tools
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	622
Total Software Development Tools - 0.29%*			74,742	1,000	622
Travel and Leisure
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	247
Total Travel and Leisure - 0.12%*			1,948	250	247
Total Equity Investments - 3.59%*				$6,103	$7,712

Total Investments in Portfolio Companies - 144.88%*				$309,219	$311,136

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$95,000 Face Value, Maturity Date 10/19/2017, Yield to Maturity 0.91%			$94,962	$94,962
Total Short-Term Investments - 44.22%*				$94,962	$94,962

Total Investments - 189.09%*				$404,181	$406,098

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (13.00% interest rate, 9.00% EOT payment)	$15,000	$16,121	$16,065	11/30/2017
Total Biofuels / Biomass - 7.44%*			15,000	16,121	16,065
Business Applications Software
Birst, Inc.	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	10,000	10,086	10,109	11/30/2017
	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	15,000	14,908	14,990	3/31/2019
	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	2,000	1,983	1,995	6/30/2019
			27,000	26,977	27,094
FinancialForce.com, Inc.	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,308	14,396	12/31/2020
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate,10.00% EOT payment)	2,708	2,810	2,853	9/30/2018
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	145	145	146	1/31/2019
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	1,434	1,434	1,441	6/30/2019
	Business Applications Software	Equipment Loan (6.50% interest rate,10.00% EOT payment)	860	845	845	6/30/2019
	Business Applications Software	Equipment Lease (8.50% interest rate, 10.00% EOT payment) (1)	135	135	135	12/31/2019
			5,282	5,369	5,420
Total Business Applications Software - 21.73%			47,282	46,654	46,910
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Conferencing Equipment / Services	Growth Capital Loan (11.25% interest rate, 2.85% EOT payment)	30,000	29,453	30,096	9/30/2019
	Conferencing Equipment / Services	Growth Capital Loan (11.50% interest rate, 2.85% EOT payment)	5,000	4,900	4,898	9/30/2019
	Conferencing Equipment / Services	Growth Capital Loan (11.50% interest rate, 2.85% EOT payment)	5,000	4,899	4,897	9/30/2019
Total Conferencing Equipment / Services - 18.48%			40,000	39,252	39,891
Database Software
SimpliVity Corporation	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	7,000	7,241	7,631	6/30/2018
	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	3,000	3,074	3,271	10/31/2018
	Database Software	Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	7,000	7,175	7,684	10/31/2018
	Database Software	Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	3,000	3,057	3,293	12/31/2018
	Database Software	Growth Capital Loan (12.75% interest rate, 9.50% EOT payment)	10,000	10,158	11,047	1/31/2019
	Database Software	Equipment Lease (6.75% interest rate, 10.00% EOT payment) (1)	2,808	2,808	3,176	12/31/2018
	Database Software	Equipment Lease (6.75% interest rate, 7.50% EOT payment) (1)	1,939	1,939	2,133	6/30/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	1,311	1,311	1,475	12/31/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	885	885	1,010	2/28/2019
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	54	54	61	3/31/2019
	Database Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	4,556	4,554	5,677	9/30/2018
Total Database Software - 21.52%*			41,553	42,256	46,458
E-Commerce - Clothing and Accessories
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (11.50% interest rate, 13.42% EOT payment)	684	809	789	6/30/2017
	E-Commerce - Clothing and Accessories	Growth Capital Loan (11.50% interest rate, 13.69% EOT payment)	1,475	1,725	1,688	6/30/2017
	E-Commerce - Clothing and Accessories	Growth Capital Loan (13.00% interest rate, 15.50% EOT payment)	2,000	2,232	2,255	8/31/2017
	E-Commerce - Clothing and Accessories	Growth Capital Loan (13.00% interest rate, 16.00% EOT payment)	5,000	5,545	5,606	11/30/2017
	E-Commerce - Clothing and Accessories	Growth Capital Loan (13.00% interest rate, 16.50% EOT payment)	5,000	5,504	5,574	2/28/2018
	E-Commerce - Clothing and Accessories	Growth Capital Loan (13.00% interest rate, 11.61% EOT payment)	4,114	4,548	4,571	6/30/2017
	E-Commerce - Clothing and Accessories	Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	36	36	37	3/31/2017
	E-Commerce - Clothing and Accessories	Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	7	7	7	6/30/2017
	E-Commerce - Clothing and Accessories	Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	5	5	5	7/31/2017
			18,321	20,411	20,532
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	10,000	10,116	10,554	11/30/2018
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	6,000	5,970	6,221	6/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	2,000	1,972	2,065	10/31/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 4.50% EOT payment)	4,000	3,934	4,034	11/30/2019
			22,000	21,992	22,874
Total E-Commerce - Clothing and Accessories - 20.11%*			40,321	42,403	43,406
E-Commerce - Personal Goods
Birchbox, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (10.00% interest rate, 8.00% EOT payment)	5,000	5,104	5,095	2/28/2019
	E-Commerce - Personal Goods	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)	5,000	5,111	5,057	2/28/2019
	E-Commerce - Personal Goods	Growth Capital Loan (10.25% interest rate, 8.00% EOT payment)	10,000	10,082	10,096	7/31/2019
Total E-Commerce - Personal Goods - 9.38%*			20,000	20,297	20,248
Entertainment
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	9,000	9,781	7,430	6/30/2017
Total Entertainment - 3.44%*			9,000	9,781	7,430
Financial Institution and Services
KnCMiner AB (1) (3) (8)	Financial Institution and Services	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	3,758	3,809	3,231	6/30/2018
	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	1,798	1,795	1,546	6/30/2018
			5,556	5,604	4,777
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,075	5,088	12/31/2018
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,950	5,005	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,941	5,005	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,851	4,940	11/30/2019
			20,000	19,817	20,038
Total Financial Institution and Services - 11.50%*			25,556	25,421	24,815
Network Systems Management Software
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	5,000	5,000	4,994	4/4/2020
	Network Systems Management Software	Growth Capital Loan (5.00% interest rate) (5)	21,155	21,155	18,662	4/4/2021
	Network Systems Management Software	Growth Capital Loan (5.00% interest rate) (5)	5,076	5,076	4,291	4/4/2021
Total Network Systems Management Software - 12.95%*			31,231	31,231	27,947
Restaurant / Food Service
Munchery, Inc.	Restaurant / Food Service	Growth Capital Loan (Prime + 7.00% interest rate, 6.75% EOT payment)	3,000	2,972	3,003	6/30/2019
Total Restaurant / Food Service - 1.39%*			3,000	2,972	3,003
Security Services
CrowdStrike, Inc.	Security Services	Growth Capital Loan (Prime + 7.75% interest rate, 0.50% EOT payment)	20,000	18,715	18,715	12/31/2020
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	10,000	10,085	10,150	9/30/2019
	Security Services	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	5,000	4,948	4,976	2/29/2020
			15,000	15,033	15,126
Total Security Services - 15.68%*			35,000	33,748	33,841
See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

As of December 31, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost	Fair Value	Maturity Date
Debt Investments (continued)
Shopping Facilitators
Farfetch UK Limited (1) (3)	Shopping Facilitators	Growth Capital Loan (Prime + 8.25% interest rate, 9.00% EOT payment)	$10,000	$9,975	$10,410	3/31/2020
	Shopping Facilitators	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	5,000	5,008	5,211	1/31/2020
	Shopping Facilitators	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	5,000	4,842	5,034	6/30/2020
Total Shopping Facilitators - 9.57%*			20,000	19,825	20,655
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.75% interest rate)	6,045	6,271	6,271	12/31/2017
Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 12.04% EOT payment) (5)	1,378	1,719	1,684	12/31/2016 (9)
	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 13.01% EOT payment) (5)	3,029	3,627	3,566	12/31/2016 (9)
	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 13.75% EOT payment) (5)	3,547	4,135	4,106	3/31/2017
	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 15.82% EOT payment) (5)	9,982	10,794	11,224	12/31/2017
	Wireless Communications Equipment	Growth Capital Loan (12.00% interest rate) (2) (5)	2,564	2,552	2,487	10/16/2017
			20,500	22,827	23,067
Total Wireless Communications Equipment - 13.59%*			26,545	29,098	29,338
Total Debt Investments - 166.78%*			$354,488	$359,059	$360,007

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

As of December 31, 2016

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Warrants
Advertising / Marketing
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	$35	$106
Total Advertising / Marketing - 0.05%*			48,500	35	106
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77	—
Total Biofuels / Biomass - 0.00%*			350	77	—
Business Applications Software
Birst, Inc.	Business Applications Software	Preferred Stock	428,491	129	39
FinancialForce.com, Inc. (2)	Business Applications Software	Preferred Stock	195,170	508	508
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	256,388	42	92
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	87
Total Business Applications Software - 0.38%*			1,332,515	738	821
Business to Business Marketplace
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	9
Total Business to Business Marketplace - 0.00%*			10,346	40	9
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Conferencing Equipment / Services	Preferred Stock	323,471	670	633
Total Conferencing Equipment / Services - 0.29%*			323,471	670	633
Database Software
SimpliVity Corporation	Database Software	Preferred Stock	770,201	936	—
Total Database Software - 0.00%*			770,201	936	—
E-Commerce - Clothing and Accessories
JackThreads, Inc. (2)	E-Commerce - Clothing and Accessories	Common Stock	283,401	88	77
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	5,590,041	746	503
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	88,037	213	828
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	82,891	331	1,155
Total E-Commerce - Clothing and Accessories - 1.19%*			6,044,370	1,378	2,563
E-Commerce - Personal Goods
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	60,052	690	1,406
Total E-Commerce - Personal Goods - 0.65%*			60,052	690	1,406
Entertainment
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	—
Total Entertainment - 0.00%*			287,187	751	—
Financial Institution and Services
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	96,216	279	307
Total Financial Institution and Services - 0.14%*			96,216	279	307
General Media and Content
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	28
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	774,352	624	1,394
Total General Media and Content - 0.66%*			846,586	655	1,422
Medical Software and Information Services
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	112	74
Total Medical Software and Information Services - 0.03%*			31,063	112	74
Multimedia / Streaming Software
Shazam Entertainment Limited (1) (2) (3)	Multimedia / Streaming Software	Ordinary Shares	2,669,479	134	166
Total Multimedia / Streaming Software - 0.08%*			2,669,479	134	166
Restaurant / Food Service
Green Chef Corporation (2)	Restaurant / Food Service	Preferred Stock	315,211	98	98
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	222,640	45	45
Total Restaurant / Food Service - 0.07%*			537,851	143	143
Security Services
CrowdStrike, Inc.	Security Services	Preferred Shares	99,344	72	72
Forgerock, Inc.	Security Services	Preferred Stock	97,996	155	209
Total Security Services - 0.13%*			197,340	227	281
Shopping Facilitators
Farfetch UK Limited (1) (3)	Shopping Facilitators	Preferred Stock	37,998	170	183
Total Shopping Facilitators - 0.08%*			37,998	170	183
Travel and Leisure
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37	40
Total Travel and Leisure - 0.02%*			1,994	37	40
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	4
Eero, Inc. (2)	Wireless Communications Equipment	Preferred Stock	35,446	80	80
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	6,446,763	787	—
Total Wireless Communications Equipment - 0.04%*			6,515,209	962	84
Total Warrants - 3.82%*				$8,034	$8,238

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2016

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost	Fair Value
Equity Investments (2)
Business Applications Software
Birst, Inc.	Business Applications Software	Preferred Stock	42,801	$250	$184
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	36,264	150	150
Total Business Applications Software - 0.15%*			79,065	400	334
Database Software
Nutanix, Inc. (7)	Database Software	Common Stock	173,731	1,078	4,430
Total Database Software - 2.05%*			173,731	1,078	4,430
E-Commerce - Personal Goods
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	250	292
Birchbox, Inc.	E-Commerce - Personal Goods	Convertible Note (8.00% interest rate)	—	45	130
Total E-Commerce - Personal Goods - 0.20%*			2,839	295	422
Software Development Tools
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	258
Total Software Development Tools - 0.12%*			1,948	250	258
Software Development Tools
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	622
Total Software Development Tools - 0.29%*			74,742	1,000	622
Total Equity Investments - 2.81%*				$3,023	$6,066

Total Investments in Portfolio Companies - 173.40%*				$370,116	$374,311

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$40,000 Face Value Maturity Date 1/26/2017 Yield to Maturity 0.40%			$39,990	$39,990
Total Short-Term Investments - 18.53%*				$39,990	$39,990

Total Investments - 191.93%*				$410,106	$414,301

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

(unaudited)

As of September 30, 2017 and as of December 31, 2016

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

For each debt investment tied to the Prime Rate, “Prime”, the current rate is 4.25% as of September 30, 2017.

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

Specific notes applicable to specific investments in the foregoing tables:

(1) Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2017 and December 31, 2016, non-qualifying assets as a percentage of total assets were 16.6% and 17.4%, respectively.

(2) As of September 30, 2017 or December 31, 2016, these debt investments, warrants, equity investments and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.

(3) Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4) Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

(5) Debt investment has a payment-in-kind (“PIK”) feature.

(6) Unused.

(7) Entity is publicly traded and listed on The Nasdaq Global Select Market (the “NASDAQ”).

(8) As of September 30, 2017, the Company’s debt investments in KnCMiner AB include risk and time discounted expected recoveries of cash from completed asset sales and equity in GoGreen Light AB, which acquired certain assets from KnCMiner AB.

(9) The maturity date was extended to March 31, 2017 during the first quarter of 2017.

(10) Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.

(11) Debt is non-performing.

* Value as a percentage of net assets

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017
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

The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. The Company’s investment objective is to maximize total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending to venture growth stage companies focused in technology, life sciences and other high growth industries backed by TPC’s select group of leading venture capital investors. The Company is externally managed by TPVG Advisers LLC (the “Adviser”) which is registered as an investment adviser under the 1940 Act and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TPVG Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, for which it pays expenses for services provided.

The Company has two wholly owned subsidiaries: TPVG Variable Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established for utilizing the Company’s revolving credit facility, and TPVG Investment LLC, an entity established for holding certain Company investments in order to benefit from the tax treatment of these investments and create a tax structure that is more advantageous with respect to the Company’s RIC status. These subsidiaries are consolidated in the financial statements of the Company.

Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures required by GAAP for the annual reporting of consolidated financial statements are omitted.

The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. In the opinion of management, all adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the periods presented have been included and all intercompany account balances and transactions have been eliminated.

Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, net assets or results of operations.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2017.

Foreign Currency Translation

The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

•	Fair value of investment securities, other assets and liabilities—at the exchange rates prevailing at the end of the period; and
•	Purchases and sales of investment securities, income and expenses—at the exchange rates prevailing on the respective dates of such transactions, income or expenses.

Results of operations based on changes in foreign exchange rates are included as a component of “Net realized and unrealized gains (losses)” in the statement of operations, if any.

Note 3. Related Party Agreements and Transactions

Investment Advisory Agreement

The Company has entered into an investment advisory agreement (the “Advisory Agreement”) with the Adviser. Subject to the overall supervision of the Company’s Board of Directors (the “Board”) and in accordance with the 1940 Act, the Adviser manages the day-to-day operations and provides investment advisory services to the Company pursuant to the Advisory Agreement. Under the terms of the Advisory Agreement, the Adviser:

•	determines the composition of the Company’s portfolio, the nature and timing of changes to the Company’s portfolio and the manner of implementing such changes;
•	identifies, evaluates and negotiates the structure of investments;
•	executes, closes, services and monitors investments;
•	determines the securities and other assets purchased, retained or sold;
•	performs due diligence on prospective investments; and
•	provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.

As consideration for the investment advisory and management services provided, and pursuant to the Advisory Agreement, the Company has agreed to pay the Adviser a fee consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and incentive fee is ultimately borne by the Company’s stockholders.

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

The incentive fee, which provides the Adviser with a share of the income it generates for the Company, consists of two components— net investment income and net capital gains—which are largely independent of each other, and may result in one or both components payable in a given period.

Under the investment income component, the Company pays the Adviser 20.0% of the amount by which the Company’s pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (8.0% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which the Adviser receives all of such income in excess of 2.0% but less than 2.5%, subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of the Company’s pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be regulated as a BDC exceeds the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be regulated as a BDC. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be regulated as a BDC minus (y) the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be regulated as a BDC. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since the effective date of the Company’s election to be regulated as a BDC. The Company elected to be regulated as a BDC under the 1940 Act on March 5, 2014.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss, subject to the total return requirement described in the preceding paragraph. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, the Company may pay the applicable incentive fee even if it has incurred a loss in that quarter due to realized and unrealized losses, subject to the total return requirement. The Company’s net investment income used to calculate this component of the incentive fee is also included in the amount of the Company’s assets used to calculate the 1.75% base management fee. These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuance or repurchase during the current quarter.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s condensed consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. There were no net realized capital gains since the inception of the Company and, thus, no capital gains incentive fee was earned or is payable. The Company had cumulative realized and unrealized losses during the three and nine months ended September 30, 2017 and September 30, 2016, and, as a result, no capital gains incentive fees were recorded for the three and nine months ended September 30, 2017 and September 30, 2016.

Management and Incentive Fees	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Base management fee	$1,567	$1,376	$4,805	$4,076
Income incentive fee	$1,066	$1,568	$4,520	$1,568
Capital gains incentive fee	$—	$—	$—	$—

The table above presents the base management and incentive fees accrued during the period which are paid in the quarter after they are earned. During the three and nine months ended September 30, 2017, approximately $1.7 million and $4.7 million, respectively, of base management fees earned in prior periods were paid, and approximately $2.0 million and $4.7 million, respectively, of income incentive fees earned in prior periods were paid. During the three and nine months ended September 30, 2016, approximately $1.3 million and $4.1 million, respectively, of base management fees earned in prior periods were paid, and approximately $0.0 and $1.5 million, respectively, of income incentive fees earned in prior periods were paid.

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

For the three months ended September 30, 2017 and 2016, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.3 million and $0.4 million, respectively, of which approximately $62 thousand and $63 thousand, respectively, were paid or payable to third party service providers. For the nine months ended September 30, 2017 and 2016, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $1.1 million and $1.2 million, respectively, of which approximately $186 thousand and $184 thousand, respectively, were paid or payable to third party service providers.

Note 4. Investments

The Company measures the fair value of its investments in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820”, issued by the Financial Accounting Standards Board, or “FASB”. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Valuation Committee of the Board is responsible for assisting the Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board, with the assistance of the Adviser and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and selects a value within that range that most accurately represents fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant. The Board determines fair value of its investments on at least a quarterly basis or at such other times when the Board feels it would be appropriate to do so given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of portfolio investments that do not have a readily available market value, fair value of investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below.

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

Debt Investments

The debt investments identified on the condensed consolidated schedules of investments are loans and equipment leases made to venture growth stage companies focused in technology, life sciences and other high growth industries which are backed by a select group of leading venture capital investors. These investments are considered Level 3 assets under ASC Topic 820 as there is no known or accessible market or market indices for these types of debt instruments and thus the Adviser’s senior management team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

To estimate the fair value of debt investments, the Company compares the cost basis of each debt investment, including any original issue discount, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to these debt investments, in order to determine a comparable range of effective market interest rates. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

The valuation process includes, among other things, evaluating the underlying investment performance of the portfolio company’s current financial condition and ability to raise additional capital, as well as macro-economic events that may impact valuations. These events include, but are not limited to, current market yields and interest rate spreads of similar securities as of the measurement date. Changes in these unobservable inputs could result in significantly different fair value measurements.

Under certain circumstances, an alternative technique may be used to value certain debt investments that better reflect the fair value of the investment, such as the price paid or realized in a recently completed transaction or a binding offer received in an arm’s length transaction, or the use of multiple probability weighted cash flow model when the expected future cash flows contain elements of variability or estimates of proceeds that would be received in a liquidation scenario.

Warrant Investments

Warrant fair values are primarily determined using a Black Scholes option pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors, includes, but not limited to, those listed below. Increases or decreases in any of the unobservable inputs described below could result in a material change in fair value:

•

Underlying enterprise value of the issuer based on available information, including any information regarding the most recent financing round of borrower. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or the use of recent rounds of financing and the portfolio company’s capital structure. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques included option pricing models, including back solve techniques, probability weighted expected return models and other techniques determined to be appropriate.

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

Under certain circumstances alternative techniques may be used to value certain warrants that more accurately reflect the warrants’ fair values, such as an expected settlement of a warrant in the near term, a model that incorporates a put feature associated with the warrant, or the price paid or realized in a recently completed transaction or binding offer received in an arm’s-length transaction. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option.

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

Investment Valuation

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2017 and as of December 31, 2016. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended September 30, 2017, there were no transfers between Levels 1, 2, or 3.

Investment Type	As of September 30, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$292,683	$292,683
Warrants	—	—	10,741	10,741
Equity investments	2,546	—	5,166	7,712
Short-term investments	94,962	—	—	94,962
Total investments	$97,508	$—	$308,590	$406,098

Investment Type	As of December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$360,007	$360,007
Warrants	—	—	8,238	8,238
Equity investments	—	4,430	1,636	6,066
Short-term investments	39,990	—	—	39,990
Total investments	$39,990	$4,430	$369,881	$414,301

The following tables present information about Level 3 investments measured at fair value for the three and nine months ended September 30, 2017 and 2016. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended September 30, 2017
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of July 1, 2017	$235,899	$9,551	$4,853	$250,303
Funding and purchases of investments, at cost	79,996	1,538	304	81,838
Principal payments and sale proceeds received from investments	(24,886)	—	—	(24,886)
Amortization and accretion of premiums and discounts, net and end-of term payments	775	—	—	775
Realized gains (losses) on investments	—	—	—	—
Net change in unrealized gains (losses) included in earnings	288	(348)	9	(51)
Payment-in-kind coupon	611	—	—	611
Totals	$292,683	$10,741	$5,166	$308,590

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2017	$406	$(348)	$10	$69

Level 3	For the Nine Months Ended September 30, 2017
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2017	$360,007	$8,238	$1,636	$369,881
Funding and purchases of investments, at cost	146,485	2,939	3,703	153,127
Principal payments and sale proceeds received from investments	(212,320)	—	(74)	(212,394)
Amortization and accretion of premiums and discounts, net and end-of term payments	637	—	—	637
Realized losses on investments	(622)	(2,597)	(176)	(3,395)
Net change in unrealized gains (losses) included in earnings	(3,005)	2,161	77	(767)
Payment-in-kind coupon	1,501	—	—	1,501
Totals	$292,683	$10,741	$5,166	$308,590

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2017	$1,115	$104	$11	$1,230

Level 3	For the Three Months Ended September 30, 2016
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of July 1, 2016	$286,816	$8,763	$3,820	$299,399
Fundings of investments, at cost	14,659	334	196	15,189
Principal payments and sale proceeds received from investments	(11,650)	(1,095)	(790)	(13,535)
Amortization and accretion of premiums and discounts, net and end-of term payments	2,296	—	—	2,296
Gross transfers out of Level 3 (1)	—	(374)	(1,809)	(2,183)
Realized gains on investments	65	726	290	1,081
Net change in unrealized gains (losses) included in earnings	63	(190)	100	(27)
Payment-in-kind coupon	316	—	—	316
Totals	$292,565	$8,164	$1,807	$302,536

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2016	$64	$(191)	$103	$(24)

Level 3	For the Nine Months Ended September 30, 2016
Investment Activity (dollars in thousands)	Debt Investments	Warrants	Equity Investments	Total Investments
Fair value as of January 1, 2016	$259,585	$8,067	$3,639	$271,291
Fundings of investments, at cost	91,932	1,677	196	93,805
Principal payments and sale proceeds received from investments	(46,890)	(1,095)	(790)	(48,775)
Amortization and accretion of premiums and discounts, net and end-of term payments	4,821	—	—	4,821
Gross transfers out of Level 3 (1)	—	(374)	(1,809)	(2,183)
Realized gains (losses) on investments	(20,448)	(595)	290	(20,753)
Net change in unrealized gains included in earnings	2,281	484	281	3,046
Payment-in-kind coupon	1,284	—	—	1,284
Totals	$292,565	$8,164	$1,807	$302,536

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2016	$(1,750)	$(474)	$105	$(2,119)

Realized gains and losses are included as a component of net realized gains (losses) in the condensed consolidated statements of operations.

During the three months ended September 30, 2017, the Company recognized net realized gains from the sale of investments of $1.0 million, consisting entirely of realized gains from the sale of 60,000 shares of Nutanix, Inc., a publicly traded company. During the same period, the Company elected to exercise its option to redeem, in full, its 6.75% Notes due 2020 (the "2020 Notes") at par plus accrued and unpaid interest which resulted in a realized loss on debt extinguishment of approximately $1.1 million.

During the nine months ended September 30, 2017, the Company recognized net realized losses from the sale of investments of approximately $2.4 million, consisting of gross realized gains of $1.0 million from the sale of equity in one portfolio company, offset by gross realized losses of $3.4 million, of which $2.8 million consisted of warrant and equity losses related to the acquisition of four portfolio companies and $0.6 million related to the reversal of accrued loan modification fees in connection with the pay-off of one portfolio company. During the same period, the Company recognized a realized loss on debt extinguishment of approximately $1.1 million in relation to the acceleration of unamortized fees on its 2020 Notes redemption.

During the three months ended September 30, 2016, the Company had realized gains of approximately $1.1 million primarily due to warrant and equity gains related to the acquisition of two portfolio companies.

During the nine months ended September 30, 2016, there were net realized losses of approximately $20.9 million, which consisted of realized losses of $20.4 million from two portfolio companies, and net realized losses of $0.8 million on warrants from nine portfolio companies, which were offset by realized gains of $0.3 million on equity from one portfolio company.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations.

The change in net unrealized gains (losses) for Level 3 investments in debt, equity and warrants are summarized in the tables above. In addition to the unrealized gains and losses for Level 3 investments, during the three and nine months ended September 30, 2017, there were changes in unrealized gains of approximately $12 thousand and $0, respectively, on U.S. Treasury bills. For the three and nine months ended September 30, 2016, there were changes in unrealized losses of approximately $3 thousand and unrealized losses of approximately $5 thousand, respectively, on U.S. Treasury bills.

For the three and nine months ended September 30, 2017, the Company recognized approximately $0.1 million and $1.3 million, respectively, in other income consisting of approximately $0 million and $0.4 million, respectively, from the termination or expiration of unfunded commitments and approximately $0.1 million and $0.9 million, respectively from amortization of certain fees paid by portfolio companies and other income.

For the three and nine months ended September 30, 2016, the Company recognized approximately $1.3 million and $1.8 million, respectively, in other income consisting of $1.1 million and $1.6 million, respectively, from the termination or expiration of unfunded commitments and approximately $0.2 million in each period, from amortization of certain fees paid by companies and other income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of September 30, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of September 30, 2017
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$287,752	Discounted Cash Flows	Discount Rate	2.50% - 34.35% (14.30%)
	4,931	Discounted Expected Recovery	Expected Recovery Rate	94.00%
Warrants	7,756	Black Scholes Option Pricing Model	Revenue Multiples	0.90x – 8.00x (4.11x)
			Volatility	27.80% - 75.00% (53.30%)
			Term	0.25– 7.00 Years (3.19 Years)
			Discount for Lack of Marketability	0.00% - 32.70% (14.30%)
			Risk Free Rate	1.03% - 2.16% (1.63%)
	2,584	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	25.00% – 30.00% (25.30%)
			Term	1.25 – 1.25 Years (1.25 Years)
	401	Discounted Expected Return	Discount Rate	17.25%
			Term	3.50 Years
			Probability of non-payment	25.00%
Equity investments	1,474	Black Scholes Option Pricing Model	Revenue Multiples	1.80x – 6.00x (3.88x)
			Volatility	27.80% - 60.00% (41.50%)
			Term	1.25– 2.50 Years (1.86 Years)
			Discount for Lack of Marketability	0.00% - 23.70% (16.1%)
			Risk Free Rate	1.39% - 1.55% (1.52%)
	3,692	Last Equity Financing	Price per share	$2.77 - $31.25
Total investments	$308,590

Level 3 Investments	As of December 31, 2016
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Debt investments	$355,230	Discounted Cash Flows	Discount Rate	2.50% - 25.00% (14.32%)
	4,777	Discounted Expected Recovery	N/A	N/A
Warrants	6,089	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	0.34x – 8.00x (3.43x)
			Volatility	40.00% - 70.00% (53.30%)
			Term	1.00– 7.00 Years (2.98 Years)
			Discount for Lack of Marketability	0.00% - 32.70% (14.10%)
	2,149	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	25.00% – 30.00% (25.40%)
			Term	1.25 – 2.25 Years (1.33 Years)
Equity investments	1,636	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A
			Revenue Multiples	1.50x – 6.00x (3.57x)
			Volatility	45.00% - 60.00% (51.70%)
			Term	1.00– 2.50 Years (1.55 Years)
			Discount for Lack of Marketability	0.00% - 23.70% (12.90%)
Total investments	$369,881

As of September 30, 2017 and December 31, 2016, the fair values for all of the Company’s debt investments, other than KnCMiner AB, were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date. The fair values for the Company’s debt investments in KnCMiner AB include risk and time discounted expected recoveries as well as preferred shares received from GoGreen Light AB, which acquired certain assets from KnCMiner AB. Such preferred shares entitle the Company to receive annual cash distributions based on a percentage of the net income of GoGreen Light AB.

As of September 30, 2017 and December 31, 2016, fair values for all but 3 warrant positions were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Two warrant positions were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method given the outlook for those portfolio companies. Certain investments within the portfolio contain fee conditions which may result in cash proceeds to the Company upon a qualifying liquidity event. These fees were valued using a discounted expected return method. As of September 30, 2017, all but 6 equity investments were valued using the market approach. The fair market value for 6 investments as of September 30, 2017 was derived based on the last equity financing round. As of December 31, 2016, all the equity investments were valued using the market approach.

The range of the various assumptions and weighted averages of these assumptions are summarized in the tables above.

As of September 30, 2017 and December 31, 2016, approximately $289.3 million and $363.0 million, respectively, of the Company’s assets were pledged for borrowings under its revolving credit facility.

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

Note 6. Borrowings

Revolving Credit Facility

In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (the “Revolving Credit Facility”). In August 2014, the Company amended the Revolving Credit Facility to increase the total commitments available thereunder to $200.0 million in aggregate.

Pursuant to an amendment to the Revolving Credit Facility, effective as of January 2016, borrowings under the Revolving Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 3.0% during the revolving period and 4.5% during the amortization period. Borrowings under the Revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee in 12 monthly installments, of approximately 1% of the committed facility amount. The Company also agreed to pay to Deutsche Bank AG a fee to act as administrative agent under the Revolving Credit Facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date payable in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum for any unused borrowings under the Revolving Credit Facility on a monthly basis. The Revolving Credit Facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to the Company’s Chief Executive Officer, Mr. James P. Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Revolving Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. The revolving period of the Revolving Credit Facility ends on February 21, 2018 and the maturity date of the Revolving Credit Facility is February 21, 2019. As of September 30, 2017 and December 31, 2016, the Company was in compliance with all covenants under the Revolving Credit Facility.

At September 30, 2017 and December 31, 2016, the Company had outstanding borrowings under the Revolving Credit Facility of $25.5 million and $115.0 million, respectively, which is included in the Company’s condensed consolidated statements of assets and liabilities. The book value of the Revolving Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Revolving Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

Interest expense includes the interest cost charged on borrowings, the unused fee on the Revolving Credit Facility, third party administrative fees, and the amortization of deferred Revolving Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Revolving Credit Facility
Interest cost charged on borrowings	$217	$506	$1,822	$983
Unused fee	345	275	787	930
Amortization of costs and other fees	235	234	698	758
Revolving Credit Facility Total	$797	$1,015	$3,307	$2,671
2020 Notes
Interest cost	$430	$922	$2,274	$2,765
Amortization of costs and other fees	47	99	248	297
2020 Notes Total	$477	$1,021	$2,522	$3,062
2022 Notes
Interest cost	$919	$—	$919	$—
Amortization of costs and other fees	113	—	113	—
2022 Notes Total	$1,032	$—	$1,032	$—
Total interest expense and amortization of fees	$2,306	$2,036	$6,861	$5,733

During the three and nine months ended September 30, 2017, the Company had average outstanding borrowings under the Revolving Credit Facility of $20.1 million and $61.4 million, respectively, at a weighted average interest of 4.22% and 3.89%, respectively. During the three and nine months ended September 30, 2016, the Company had average outstanding borrowings under the Revolving Credit Facility of $56.7 million and $37.1 million, respectively, at a weighted average interest of 3.49% and 3.48%, respectively.

2020 Notes

On August 4, 2015, the Company completed a public offering of $50.0 million in aggregate principal amount of its 2020 Notes and received net proceeds of approximately $48.3 million after the payment of fees and offering costs. On September 2, 2015, the Company issued an additional $4.6 million in aggregate principal amount of its 2020 Notes and received net proceeds of approximately $4.5 million after the payment of fees and offering costs as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes. The 2020 Notes are disclosed under “2020 Notes” in the condensed consolidated statements of assets and liabilities, net of unamortized issuance costs. The interest expense, including amortization of debt issuance costs are summarized in the table above. The interest on the 2020 Notes was payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. Until August 15, 2017, the 2020 Notes were listed on the New York Stock Exchange (“NYSE”) under the symbol “TPVZ”. The 2020 Notes were issued in integral principal amount multiples ("units") of $25.

On July 14, 2017, the Company elected to exercise its option to redeem, in full, the 2020 Notes and on August 13, 2017 (the “Redemption Date”). The 2020 Notes were redeemed at par plus accrued and unpaid interest which resulted in a realized loss on debt extinguishment of approximately $1.1 million.  As of the Redemption Date, the outstanding 2020 Notes had an aggregate principal amount of $54.6 million and accrued but unpaid interest of approximately $0.3 million. The 2020 Notes were delisted on the NYSE effective as of August 15, 2017.

At  December 31, 2016, the 2020 Notes had a market price of $25.50 per unit, resulting in an aggregate fair value of approximately $55.7 million. The 2020 Notes are recorded at amortized cost in the condensed consolidated statements of assets and liabilities. Amortized cost includes approximately $1.3 million at December 31, 2016, of deferred issuance cost which is amortized and expensed over the five year term of the 2020 Notes based on an effective yield method.

2022 Notes

On July 14, 2017, the Company completed a public offering of $65.0 million in aggregate principal amount of its 5.75% notes due 2022 (the “2022 Notes”) and received net proceeds of approximately $62.8 million after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, the Company issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of approximately $9.5 million after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning October 15, 2017. The 2022 Notes are listed on the NYSE under the symbol “TPVY”.  The 2022 Notes were issued in integral principal amount multiples ("units") of $25. The Company used a portion of the net proceeds from the offering of the 2022 Notes to redeem all of the outstanding 2020 Notes.

At September 30, 2017, the 2022 Notes had a market price of $25.28 per unit, resulting in an aggregate fair value of approximately $75.6 million. The 2022 Notes are recorded at amortized cost in the condensed consolidated statements of assets and liabilities. Amortized cost includes approximately $2.5 million of deferred issuance cost at September 30, 2017, which is amortized and expensed over the five year term of the 2022 Notes based on an effective yield method.

The following tables provide additional information about the fair value hierarchy of the Company’s liabilities at September 30, 2017 and December 31, 2016.

Liability	As of September 30, 2017
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$25,500	$25,500
2022 Notes, net *	—	73,139	—	73,139
Total	$—	$73,139	$25,500	$98,639

_______________

*	Net of approximately $2.5 million of deferred issuance cost

Liability	As of December 31, 2016
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$115,000	$115,000
2020 Notes, net *	—	54,381	—	54,381
Total	$—	$54,381	$115,000	$169,381

_______________

*	Net of approximately $1.3 million of deferred issuance cost.

Other Payables

On September 29, 2017, the Company purchased $95.0 million in face value of U.S. Treasury bills for settlement on October 3, 2017. On December 30, 2016, the Company purchased $40.0 million of U.S. Treasury bills for settlement on January 4, 2017. The associated payable was included in the Company’s condensed consolidated statements of assets and liabilities as of September 30, 2017 and December 31, 2016.

Note 7. Commitments and Contingencies

Commitments

As of September 30, 2017 and December 31, 2016, the Company’s unfunded commitments totaled approximately $158.2 million to 11 portfolio companies and approximately $117.4 million to nine portfolio companies, respectively, of which $50.0 million and $60.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Of the approximately $158.2 million of unfunded commitments as of September 30, 2017, approximately $31.0 million will expire in 2017, $97.2 million will expire during 2018, and $30.0 million will expire during 2019, if not drawn prior to expiration.

The Company’s credit agreements contain customary lending provisions that allow it relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally expects more than 75% of its gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

The tables below provide the Company’s unfunded commitments by portfolio company as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017
Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Blue Bottle Coffee, Inc.	$20,000	$40
BlueVine Capital, Inc.	10,000	170
Eero, Inc.	5,000	—
MapR Technologies, Inc. (Equipment Lease)	2,956	8
Outfittery GMBH	2,376	148
PillPack, Inc.	30,000	200
Rent the Runway, Inc.	18,000	329
Ring, Inc.	30,000	—
Stance, Inc.	15,000	166
Varsity Tutors LLC	15,000	159
View, Inc. (Equipment Loan)	9,865	197
Total	$158,197	$1,417

______________

*Does not include $27.4 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

	As of December 31, 2016
Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (dollars in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
CrowdStrike, Inc.	$5,000	$81
Eero, Inc.	15,000	130
Farfetch UK Limited	5,000	53
FinancialForce.com, Inc.	15,000	94
Green Chef Corporation	10,000	173
MapR Technologies, Inc. (Equipment Lease)	4,352	12
Optoro, Inc.	25,000	40
Rent the Runway, Inc.	28,000	511
WorldRemit Ltd.	10,000	124
Total	$117,352	$1,218

______________

*Does not include $40.0 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The tables above also provide the fair value of the Company’s unfunded commitment liability totaling approximately $1.4 million and $1.2 million as of September 30, 2017 and December 31, 2016, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s condensed consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details regarding the Company’s unfunded commitments activity during the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Commitments Activity (dollars in thousands)	2017	2016	2017		2016
Activity during the period:
New commitments *	121,879	69,000	264,879		194,000
Fundings	(82,790)	(15,000)	(151,658)		(93,805)
Expirations / Terminations	—	(83,000)	(85,000)		(154,656)

Unfunded commitments at beginning of period	$146,484	$164,500	$117,352	**	$189,961
Unfunded commitments at end of period **	$158,197	$115,500	$158,197		$115,500
Backlog of potential future commitments	$27,376	$20,000	$67,374		$20,000

______________

* Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

**Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (dollars in thousands)	As of September 30, 2017	As of December 31, 2016
Dependent on milestones	$50,000	$60,000
Expiring during:
2017	30,956	102,352
2018	97,241	10,000
2019	30,000	5,000

Growth capital loans	145,376	113,000
Equipment leases and loans	12,821	4,352

______________

*Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments

The Company may enter into commitments with certain of its portfolio companies which permit an increase in the commitment amount in the future in the event that conditions to such increases are met.  If such conditions to increase the Company’s commitments are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2017 and December 31, 2016, this backlog of potential future commitments totaled $27.4 million and $40.0 million, respectively.

Note 8. Financial Highlights

The financial highlights presented below are for the three and nine months ended September 30, 2017 and 2016.

Financial Highlights	For the Three Months Ended September 30, or as of September 30,		For the Nine Months Ended September 30, or as of September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Per Share Data (1)
Net asset value at beginning of period	$13.52	$13.05	$13.51	$14.21
Changes in net asset value due to:
Share repurchases	—	0.04	—	0.07
Dividend reinvestment plan	—	—	—	(0.03)
Net investment income	0.27	0.40	1.32	1.12
Net realized gains (losses) on investments	0.07	0.07	(0.15)	(1.29)
Net change in unrealized gains (losses) on investments	(0.04)	0.24	(0.14)	0.44
Net realized loss on extinguishment of debt	(0.07)	—	(0.07)	—
Distributions	(0.36)	(0.36)	(1.08)	(1.08)
Net asset value at end of period	$13.39	$13.44	$13.39	$13.44

Net investment income per share	$0.27	$0.40	$1.32	$1.12
Net increase (decrease) in net assets resulting from operations per share	$0.23	$0.71	$0.96	$0.26
Weighted average shares of common stock outstanding for period	16,023	16,091	16,001	16,227
Shares of common stock outstanding at end of period	16,043	15,958	16,043	15,958

Ratios / Supplemental Data
Net asset value at beginning of period	$216,533	$211,807	$215,863	$231,646
Net asset value at end of period	$214,759	$214,392	$214,759	$214,392
Average net asset value	$215,730	$210,740	$215,763	$220,869

Total return based on net asset value per share (2)	1.9%	6.6%	7.7%	5.1%
Net asset value per share at beginning of period	$13.52	$13.05	$13.51	$14.21
Distributions per share during period	$0.36	$0.36	$1.08	$1.08
Net asset value per share at end of period	$13.39	$13.44	$13.39	$13.44

Total return based on stock price (3)	3.6%	3.6%	23.6%	(1.5)%
Stock price at beginning of period	$13.31	$10.59	$11.78	$11.96
Distributions per share during period	$0.36	$0.36	$1.08	$1.08
Stock price at end of period	$13.40	$10.60	$13.40	$10.60

Net investment income to average net asset value (4)	8.0%	12.3%	13.1%	11.0%
Net increase (decrease) in net assets to average net asset value (4)	6.8%	21.6%	9.5%	2.5%
Ratio of expenses to average net asset value (4) (5)	11.1%	11.3%	12.0%	9.0%

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

(4)	Percentage is presented on an annualized basis.
(5)	Additional financial ratios are provided below:

Ratios	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Percentages, on an annualized basis)	2017	2016	2017	2016
Operating expenses excluding incentive fees to average net asset value	9.2%	8.4%	9.2%	8.0%
Income component of incentive fees to average net asset value	2.0%	3.0%	2.8%	1.0%
Capital gains component of incentive fees to average net asset value	0.0%	0.0%	0.0%	0.0%

The weighted average portfolio yield on debt investments presented below is for the three and nine months ended September 30, 2017 and 2016.

Ratios	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Percentages, on an annualized basis) (1)	2017	2016	2017	2016
Weighted average portfolio yield on debt investments	15.4%	15.1%	17.4%	14.7%
Coupon income	10.4%	10.5%	10.4%	10.5%
Accretion of discount	0.9%	0.8%	0.7%	0.7%
Accretion of end-of-term payments	2.2%	2.4%	1.9%	2.6%
Impact of prepayments during the period	1.9%	1.4%	4.4%	0.9%

_______________

(1)    Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016.

Basic and Diluted Share Information	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net investment income	$4,367	$6,495	$21,117	$18,181
Net increase in net assets resulting from operations	$3,679	$11,435	$15,377	$4,181
Basic and diluted weighted average shares of common stock outstanding	16,023	16,091	16,001	16,227
Basic and diluted net investment income per share of common stock	$0.27	$0.40	$1.32	$1.12
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.23	$0.71	$0.96	$0.26

Note 10. Equity

Since inception through September 30, 2017, the Company has issued 16,494,683 shares of common stock through an initial public offering, a concurrent private placement offering and a follow-on offering. The Company received net proceeds from these offerings of approximately $237.5 million, net of the portion of the underwriting sales load and offering costs paid by the Company.

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the nine months ended September 30, 2017 and year ended December 31, 2016 is provided in the following tables.

Issuance of Common Stock for the Nine Months Ended September 30, 2017 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2017 distribution reinvestment	4/17/2017	21	271	—	—	$13.21 per share
Second quarter 2017 distribution reinvestment	6/16/2017	17	214	—	—	$12.73 per share
Third quarter 2017 distribution reinvestment	9/15/2017	25	314	—	—	$12.43 per share
Total issuance		63	$799	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2016 (dollars in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2016 distribution reinvestment	4/15/2016	46	452	—	—	$9.80 per share
Second quarter 2016 distribution reinvestment	6/16/2016	69	691	—	—	$10.03 per share
Third quarter 2016 distribution reinvestment	9/16/2016	27	273	—	—	$10.29 per share
Fourth quarter 2016 distribution reinvestment	12/16/2016	23	271	—	—	$11.68 per share
Total issuance		165	$1,687	$—	$—

During the fourth quarter of 2015, the Board authorized the repurchase of up to $25 million of its common stock at prices below the Company’s NAV per share as reported in its most recent financial statements. This repurchase program expired on October 31, 2017. There was no repurchase of common stock during the nine months ended September 30, 2017. The Company repurchased 485,986 shares of common stock for approximately $5.4 million during the year ended December 31, 2016.

Shares Repurchased for the Year Ended December 31, 2016 (dollars in thousands, except per share data)	Date	Number of Shares Repurchased	Approximate Dollar Value of Shares Repurchased	Average Price per Share
Shares Repurchased	5/12/2016 to 6/16/2016	190	$2,002	$ 10.52 per share
Shares Repurchased	8/11/2016 to 8/29/2016	296	$3,374	$ 11.41 per share
Total Shares Repurchased		486	$5,376

The Company had 16,043,322 and 15,980,768 shares of common stock outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

The following table summarizes the Company’s cash distributions per share during the nine months ended September 30, 2017, and during the years ended December 31, 2016 and December 31, 2015.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s condensed consolidated statements of operations during the three and nine months ended September 30, 2017 and 2016, respectively. For the year ended December 31, 2016, total distributions of $1.44 per share were declared and paid. Approximately $1.20 of the declared distribution represents a return of capital due to realized losses on debt investments. The remaining balance represents a distribution of ordinary income. Since March 5, 2014 (commencement of operations) to September 30, 2017, total distributions of $5.54 per share have been declared and paid.

Note 12. Subsequent Events

Distributions

On November 6, 2017, the Company announced that the Board declared a $0.36 per share distribution, payable on December 1, 2017, to stockholders of record on November 17, 2017.

Recent Portfolio Activity

From October 1, 2017 through November 6, 2017, the Company funded $35.5 million in new investments. TPC’s direct originations platform entered into $10.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

Private Placement

On October 25, 2017, the Company sold in a private placement transaction: (i) 1,594,007 shares of the Company’s common stock at a price of $13.54 per share to certain investment funds managed by the Alternative Investments & Manager Selection Group of Goldman Sachs Asset Management, L.P. and (ii) 73,855 shares of the Company’s common stock at a price of $13.65 per share to certain of the Company’s executive officers, for total gross proceeds of approximately $22.6 million.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about TriplePoint Venture Growth BDC Corp., our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our relationships with third parties, including venture capital investors;
•	the impact and timing of our unfunded commitments;
•	the expected market for venture capital investments;
•	the performance of our existing portfolio and other investments we may make in the future;
•	the impact of investments that we expect to make;
•	actual and potential conflicts of interest with TriplePoint Capital LLC (“TPC”) and TPVG Advisers LLC’s (“Adviser”) and its senior investment team and Investment Committee;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the ability of our Adviser to attract, retain and have access to highly talented professionals, including our Adviser’s senior management team;
•	our ability to qualify and maintain our qualification as a RIC and as a BDC;
•	the adequacy of our cash resources and working capital; and
•	the timing of cash flows, if any, from the operations of our portfolio companies.

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

On August 4, 2015, we completed a public offering of $50.0 million in aggregate principal amount of our 6.75% Notes due 2020 (the “2020 Notes”) and received net proceeds of $48.3 million after the payment of fees and offering costs. On September 2, 2015, we issued an additional $4.6 million in aggregate principal amount of our 2020 Notes and received net proceeds of approximately $4.5 million, after the payment of the underwriting sales load and offering costs, as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes. The interest on the 2020 Notes was payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015.

On July 14, 2017, we elected to exercise our option to redeem, in full, the 2020 Notes. On August 13, 2017, we redeemed all of the issued and outstanding 2020 Notes in an aggregate principal amount of $54.6 million and paid an aggregate accrued interest of approximately $0.3 million. The 2020 Notes have been delisted on the NYSE effective August 15, 2017.

On July 14, 2017, we completed a public offering of $65.0 million in aggregate principal amount of our newly issued 2022 Notes and received net proceeds of approximately $62.8 million, after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, we issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of approximately $9.5 million, after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning October 15, 2017.

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

As of September 30, 2017, we held 97 investments in 41 companies and our four largest portfolio companies represented approximately 45.7% of our portfolio investments. Our investments included 53 debt investments, 32 warrant investments, and twelve direct equity and related investments. As of September 30, 2017, the total cost and fair value of these investments were approximately $309.2 million and approximately $311.1 million, respectively. As of September 30, 2017, one of our portfolio companies was publicly traded. As of September 30, 2017, the 53 debt investments with an aggregate fair value of approximately $292.7 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 6.09%. Enterprise value of the portfolio company is estimated based on information available, including any information regarding the most recent rounds of capital raised by the portfolio company.

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

The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$294,739	$292,683	$(2,056)	53	19
Warrants	8,377	10,741	2,364	32	32
Equity investments	6,103	7,712	1,609	12	9
Total Investments in Portfolio Companies	$309,219	$311,136	$1,917	97	41	*

	As of December 31, 2016
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$359,059	$360,007	$948	63	19
Warrants	8,034	8,238	204	29	29
Equity investments	3,023	6,066	3,043	7	6
Total Investments in Portfolio Companies	$370,116	$374,311	$4,195	99	33	*

_______________

*	Represents non-duplicative number of companies.

The following tables present the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$50,997	16.5%
Financial Institution and Services	46,302	14.9
E-Commerce - Clothing and Accessories	42,260	13.6
Network Systems Management Software	31,163	10.0
Building Materials/Construction Machinery	30,478	9.8
Security Products	19,889	6.4
Wireless Communications Equipment	16,621	5.3
Security Services	14,238	4.6
Biofuels / Biomass	13,811	4.4
Database Software	11,751	3.8
Food & Beverage	10,135	3.3
Entertainment	7,608	2.4
Food & Drug	4,971	1.6
Restaurant / Food Service	2,636	0.8
Communications Software	2,000	0.6
E-Commerce - Personal Goods	1,715	0.6
General Media and Content	1,406	0.5
Household & Office Goods	1,000	0.3
Conferencing Equipment / Services	639	0.2
Software Development Tools	622	0.2
Travel and Leisure	256	0.1
Shopping Facilitators	250	0.1
Multimedia / Streaming Software	139	*
Advertising / Marketing	103	*
Medical Software and Information Services	74	*
Educational/Training Software	65	*
Business to Business Marketplace	7	*
Total portfolio company investments	$311,136	100.0%

  ______________

*	Amount represents less than 0.05% of the total portfolio investments.

	As of December 31, 2016
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Database Software	$50,888	13.6%
Business Applications Software	48,065	12.8
E-Commerce - Clothing and Accessories	45,969	12.3
Conferencing Equipment / Services	40,524	10.8
Security Services	34,122	9.1
Wireless Communications Equipment	29,422	7.9
Network Systems Management Software	27,947	7.5
Financial Institution and Services	25,122	6.7
E-Commerce - Personal Goods	22,076	5.9
Shopping Facilitators	20,838	5.6
Biofuels / Biomass	16,065	4.3
Entertainment	7,430	2.0
Restaurant / Food Service	3,146	0.8
General Media and Content	1,422	0.4
Software Development Tools	622	0.2
Travel and Leisure	298	0.1
Multimedia / Streaming Software	166	*
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Business to Business Marketplace	9	*
Total portfolio company investments	$374,311	100.0%

______________

*	Amount represents less than 0.05% of total portfolio investments.

The following tables present the financing product type of our debt investments as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$248,128	84.8%
Equipment leases	11,697	4.0
Equipment loans	31,720	10.8
Convertible notes	1,138	0.4
Total debt investments	$292,683	100.0%

	As of December 31, 2016
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$341,006	94.7%
Equipment leases	15,303	4.3
Equipment loans	3,698	1.0
Total debt investments	$360,007	100.0%

Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent approximately 17.3% and 18.7% of the debt investments at fair value as of September 30, 2017 and December 31, 2016, respectively.

Investment Activity

During the three months ended September 30, 2017, we entered into commitments with three new portfolio companies and one existing portfolio company totaling $121.9 million, funded twelve debt investments for approximately $82.8 million in principal value, acquired warrants representing approximately $1.5 million of value, made $0.3 million of equity investments and sold equity in one company for $1.4 million. During the nine months ended September 30, 2017, we entered into commitments with eight new portfolio companies and three existing portfolio companies totaling $264.9 million, funded twenty-four debt investments for approximately $151.7 million in principal value, acquired warrants representing approximately $3.0 million of value, made $3.7 million of equity and related investments and sold equity in one company for $1.4 million.

During the three months ended September 30, 2016, we entered into commitments with one new portfolio company and five existing portfolio companies totaling $69.0 million, funded three debt investments for approximately $15.0 million in principal value and acquired warrants representing approximately $0.3 million of value and made $0.2 million of equity and related investments. During the nine months ended September 30, 2016, we entered into commitments with six new portfolio companies and five existing portfolio companies totaling $194.0 million, funded seventeen debt investments for approximately $93.8 million in principal value, acquired warrants representing approximately $1.7 million of value and made $0.2 million of equity and related investments.

During the three months ended September 30, 2017, we received $21.8 million of debt prepayments from two portfolio companies. During the nine months ended September 30, 2017, one portfolio company repaid at maturity its outstanding growth capital loans of approximately $22.5 million and seven portfolio companies prepaid prior to maturity all their outstanding growth capital loans of approximately $182.0 million.

During the three months ended September 30, 2016, one of our portfolio companies fully prepaid its outstanding principal of approximately $10.0 million. During the nine months ended September 30, 2016, three of our portfolio companies fully prepaid their outstanding principal of approximately $34.8 million and one of our portfolio companies made a partial prepayment of $5.0 million.

Total portfolio investment activity for the three and nine months ended September 30, 2017 and September 30, 2016 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Beginning portfolio at fair value	$253,804	$299,649	$374,311	$271,717
New debt investments	79,996	14,659	146,485	91,932
Principal payments from debt investments	(3,136)	(1,650)	(7,796)	(5,768)
Early principal prepayments and repayments	(21,750)	(10,000)	(204,524)	(41,115)
Accretion of debt investment fees	775	2,296	637	4,821
Payment-in-kind coupon	611	316	1,501	1,284
New warrants	1,538	334	2,939	1,677
New equity investments	304	196	3,703	196
Proceeds from the sale of investments	(1,417)	(1,885)	(1,491)	(1,892)
Net realized (losses) on investments	1,044	1,081	(2,351)	(20,906)
Net change in unrealized gains (losses) on investments	(633)	3,861	(2,278)	6,911
Ending portfolio at fair value	$311,136	$308,857	$311,136	$308,857

As of September 30, 2017, our unfunded commitments to eleven portfolio companies totaled approximately $158.2 million. As of December 31, 2016, our unfunded commitments to nine portfolio companies totaled approximately $117.4 million. During the three months ended September 30, 2017, $0 in unfunded commitments expired or were terminated and approximately $82.8 million were funded. During the nine months ended September 30, 2017, $85.0 million in unfunded commitments expired or were terminated and approximately $151.7 million were funded.

The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (dollars in thousands)	As of September 30, 2017	As of December 31, 2016
Dependent on milestones	$50,000	$60,000
Expiring during:
2017	30,956	102,352
2018	97,241	10,000
2019	30,000	5,000

Growth capital loans	145,376	113,000
Equipment leases and loans	12,821	4,352

_______________

* Does not include backlog of potential future commitments.

Our credit agreements with our portfolio companies contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. We generally expect more than 75% of our gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of September 30, 2017, and December 31, 2016, the fair value for these unfunded commitments totaled approximately $1.4 million and $1.2 million, respectively, and was included in “other accrued expenses and liabilities” in our condensed consolidated statements of assets and liabilities.

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three and nine months ended September 30, 2017 and 2016.

Commitments and Fundings	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Debt Commitments
New portfolio companies	$106,879	$15,000	$242,879	$140,000
Existing portfolio companies	15,000	54,000	22,000	54,000
Total *	$121,879	$69,000	$264,879	$194,000

Funded Debt Investments	$82,790	$15,000	$151,658	$93,805

Equity Investments	$303	$195	$3,703	$195

Non-Binding Term Sheets	$267,000	$89,000	$459,718	$197,000

_______________

* Includes backlog of potential future commitments.

We may enter into commitments with certain portfolio companies which permit an increase in the commitment amount in the future in the event that conditions to such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2017 and December 31, 2016, this backlog of potential future commitments totaled $27.4 million and $40.0 million, respectively.

Payables

On September 30, 2017, we acquired $95.0 million in face value of U.S. Treasury bills which were sold on October 3, 2017. On December 30, 2016, we acquired $40.0 million in face value of U.S. Treasury bills which were sold on January 4, 2017. The purchase and sale of U.S. Treasury bills were done to efficiently meet certain diversification tests.

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

As of September 30, 2017 and December 31, 2016, the weighted average investment ranking of our debt investment portfolio was 2.02 and 1.85, respectively. During the three months ended September 30, 2017, there were four changes within the credit categories. Two portfolio companies, Blue Bottle Coffee, Inc., with a principal balance of $10.0 million, and Forgerock, Inc., with a principal balance of $13.1 million, were upgraded from White (2) to Clear (1). Two portfolio companies, Harvest Power, Inc., with a principal balance $13.2 million, and Munchery, Inc., with a principal balance of $2.6 million, were downgraded from White (2) to Yellow (3).  The following table shows the credit rankings for the portfolio companies that had outstanding obligations to us as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$65,602	22.4%	4
White (2)	167,332	57.2	10
Yellow (3)	47,210	16.1	3
Orange (4)	12,539	4.3	2
Red (5)	—	—	—
	$292,683	100.0%	19

	As of December 31, 2016
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$129,878	36.1%	4
White (2)	166,908	46.4	11
Yellow (3)	51,014	14.2	2
Orange (4)	12,207	3.3	2
Red (5)	—	—	—
	$360,007	100.0%	19

Results of Operations

Operating results for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.

For the three months ended September 30, 2017, our net increase in net assets resulting from operations was approximately $3.7 million, which was comprised of approximately $4.4 million of net investment income and approximately $0.7 million of net realized and unrealized losses. On a per share basis, net investment income was $0.27 per share and the net increase in net assets from operations was $0.23 per share.

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

For the nine months ended September 30, 2017, our net increase in net assets resulting from operations was approximately $15.4 million, which was comprised of approximately $21.1 million of net investment income and approximately $5.7 million of net realized and unrealized losses. On a per share basis for the nine months ended September 30, 2017, net investment income was $1.32 per share and the net increase in net assets from operations was $0.96 per share.

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

Investment Income

Total investment income for the three months ended September 30, 2017 was approximately $10.4 million as compared to approximately $12.5 million for the three months ended September 30, 2016. Total investment income for the nine months ended September 30, 2017 was approximately $40.4 million as compared to approximately $33.0 million for the nine months ended September 30, 2016.

The decrease in investment and other income for the three-month period ended September 30, 2017 compared to the comparable period of 2016 of $2.1 million is primarily due to lower amounts of unfunded commitments expiring unutilized between corresponding periods. The increase in investment and other income for the nine-month period ended September 30, 2017 compared to the comparable period of 2016 of $7.4 million is primarily related to prepayment and other income related to higher prepayment activity between periods.

For the three months ended September 30, 2017, we recognized approximately $0.1 million in other income from the realization of certain fees paid by portfolio companies and other income related to prepayment activity. For the three months ended September 30, 2016, we recognized approximately $1.3 million in other income consisting of approximately $1.1 million due to the termination or expiration of unfunded commitments and approximately $0.2 million from the realization of certain fees paid by portfolio companies and other income.

For the nine months ended September 30, 2017, we recognized approximately $1.3 million in other income consisting of approximately $0.4 million due to the termination or expiration of unfunded commitments and approximately $0.9 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity. For the nine months ended September 30, 2016, we recognized approximately $1.8 million in other income consisting of approximately $1.6 million due to the termination or expiration of unfunded commitments and approximately $0.2 million from the realization of certain fees paid by portfolio companies and other income.

Operating Expenses

Total operating expenses consists of base management and incentive fees, interest expense, administration agreement expenses, and general and administrative expenses and is summarized in the statement of operations. In determining the base management fee, our Adviser has agreed to exclude the U.S. Treasury bill assets acquired at the end of the applicable quarters in 2017 and 2016 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will decrease over time as our portfolio and capital base expand. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. Capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expense will increase as we utilize more of the Revolving Credit Facility, and we expect expenses per the administration agreement and general and administrative expenses will increase to meet the additional requirements associated with servicing a larger portfolio.

Total operating expenses for the three months ended September 30, 2017 was approximately $6.1 million as compared to approximately $6.0 million for the three months ended September 30, 2016. Total operating expenses for the nine months ended September 30, 2017 was approximately $19.3 million as compared to approximately $14.8 million for the nine months ended September 30, 2016.

Base management fee totaled approximately $1.6 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively and $4.8 million and $4.1 million during the nine months ended September 30, 2017 and 2016, respectively. Base management fee for the three and nine months ended September 30, 2017, as compared to September 30, 2016, increased due to an increase in the average size of our portfolio between periods.

Income incentive fee totaled approximately $1.0 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively and $4.5 million and $1.6 million during the nine months ended September 30, 2017 and 2016, respectively. The decrease in income based fees for the three-month period ended September 30, 2017 from the comparable period in 2016 was primarily due to lower investment income due to less principal outstanding on our investment portfolio from prepayment activity between periods. The increase in income based fees for the nine-month period ended September 30, 2017 from the comparable period in 2016 is primarily related to the total return provision. For the nine months ended September 30, 2017, our income incentive fee was reduced by $0.6 million due to the total return requirement under the income component of our incentive fee structure, which resulted in approximately $0.6 million of reduced expense and equivalent additional net income, or $0.04 per share, to stockholders. For the nine months ended September 30, 2016, our income incentive fee was reduced by $2.0 million due to the total return requirement under the income component of our incentive fee structure, which resulted in approximately $2.0 million of reduced expense and equivalent additional net income, or $0.12 per share, to stockholders.

There was no capital gains incentive fee expense calculated for the three or nine month periods ended September 30, 2017 or 2016.

Interest and fees on our borrowings totaled approximately $2.3 million and $2.0 million for the three months ended September 30, 2017 and 2016, respectively and $6.9 million and $5.7 million during the nine months ended September 30, 2017 and 2016, respectively. Interest and fee expense for the three and nine months ended September 30, 2017, as compared to September 30, 2016, increased due to a higher weighted average principal balance outstanding due to the issuance of our 2022 Notes and higher usage on our Revolving Credit Facility.

Administration agreement and general and administrative expenses totaled approximately $1.1 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively, and $3.1 million and $3.4 million during the nine months ended September 30, 2017 and 2016, respectively. The increase for the three months ended September 30, 2017, as compared to September 30, 2016 was primarily due to higher professional services. The decrease for the nine months ended September 30, 2017, as compared to September 30, 2016 was primarily due to lower overhead allocation costs and lower valuation and legal services.

Net Realized Gains and Losses and Net Unrealized Gains and Losses

During the three months ended September 30, 2017, we recognized net realized gains from the sale of investments of $1.0 million, consisting entirely of realized gains from the sale of 60,000 shares of Nutanix, Inc., a publicly traded company. During the same period, we elected to exercise our option to redeem, in full, our 2020 Notes at par plus accrued and unpaid interest which resulted in a realized loss on debt extinguishment of approximately $1.1 million.

During the nine months ended September 30, 2017, we recognized net realized losses from the sale of investments of approximately $2.4 million, consisting of gross realized gains of $1.0 million from the sale of equity in one portfolio company, offset by gross realized losses of $3.4 million, of which $2.8 million consisted of warrant and equity losses related to the acquisition of 4 portfolio companies and $0.6 million related to the reversal of accrued loan modification fees in conjunction with the pay-off of one portfolio company. During the same period, we recognized a realized loss on debt extinguishment of approximately $1.1 million in relation to the acceleration of unamortized fees on our 2020 Notes redemption.

During the three months ended September 30, 2016, we had realized gains of approximately $1.1 million primarily due to proceeds from warrants and equity in Dollar Shave Club and warrants in Jet.com upon these companies’ respective acquisitions.

During the nine months ended September 30, 2016, there were net realized losses of approximately $20.9 million, which consisted of realized losses on two debt investments ($14.3 million on Intermodal Data, Inc. and $6.1 million on HouseTrip Limited), and net realized losses of $0.8 million on warrants, which were offset by realized gains of $0.3 million on equity.

Net change in unrealized losses during the three months ended September 30, 2017 was approximately $0.6 million, which consisted primarily of the reversal of previously recorded unrealized gains and recognition of realized gains of $0.8 million in conjunction with the sale of publicly traded shares of Nutanix, Inc., offset by $0.2 million of unrealized appreciation on the investment portfolio related to mark to market activity. Net change in unrealized gains of approximately $3.9 million during the three months ended September 30, 2016 related entirely to mark to market activity on the investment portfolio.

Net change in unrealized losses during the nine months ended September 30, 2017 was approximately $2.3 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized gains of $1.7 million into realized gains from five companies, and $0.6 million of net unrealized depreciation on the investment portfolio related to mark to market activity. Net change in unrealized gains of approximately $6.9 million during the nine months ended September 30, 2016 consisted of $4.9 million related to the reversal and recognition of unrealized losses into realized losses and $2.0 million of net unrealized appreciation related to mark to market activity on the investment portfolio.

Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

The table below presents our statement of operations for the three and nine months ended September 30, 2017 and September 30, 2016.

Net Increase in Net Assets	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2017	2016	2017	2016
Investment and Other Income
Interest income from investments	$10,310	$11,207	$39,061	$31,214
Other income
Expirations / terminations of unfunded commitments	—	1,133	418	1,558
Other fees	109	162	926	214
Total Investment and Other Income	10,419	12,502	40,405	32,986

Operating Expenses
Base management fee	1,567	1,376	4,805	4,076
Income incentive fee	1,066	1,568	4,520	1,568
Capital gains incentive fee	—	—	—	—
Interest expense and amortization of fees	2,306	2,036	6,861	5,733
Administration agreement expenses	346	395	1,058	1,190
General and administrative expenses	767	632	2,044	2,238
Total Operating Expenses	6,052	6,007	19,288	14,805

Net investment income	4,367	6,495	21,117	18,181

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	1,044	1,081	(2,351)	(20,906)
Net change in unrealized (losses) gains on investments	(620)	3,859	(2,277)	6,906
Net realized loss on extinguishment of debt	(1,112)	—	(1,112)	—
Net realized and unrealized (losses) gains	(688)	4,940	(5,740)	(14,000)

Net Increase (Decrease) in Net Assets Resulting from Operations	$3,679	$11,435	$15,377	$4,181

Net investment income per share	$0.27	$0.40	$1.32	$1.12
Net increase (decrease) in net assets per share	$0.23	$0.71	$0.96	$0.26
Weighted average shares of common stock outstanding	16,023	16,091	16,001	16,227

We believe an important measure of the investment income that we will be required to distribute each year is core net investment income, to the extent it is divergent from GAAP net investment income. Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fees on net unrealized gains. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. No capital gains incentive fee was earned or was payable during the three and nine months ended September 30, 2017, respectively. Therefore, GAAP net investment income and core net investment income were the same during the respective periods.

Portfolio Yield and Total Return

Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three and nine months ended September 30, 2017, interest income totaled approximately $10.3 million and $39.1 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 15.4% and 17.4%, respectively.

For the three and nine months ended September 30, 2016, interest income totaled approximately $11.2 million and $31.2 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 15.1% and 14.7%, respectively.

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

The yield on our portfolio, excluding the impact of prepayments, was approximately 13.5% and 13.0%, respectively, for the three and nine months ended September 30, 2017. The yield on our portfolio, excluding the impact of prepayments, was approximately 13.7% and 13.8%, respectively, for the three and nine months ended September 30, 2016.

The following table provides the weighted average annualized portfolio yield on our portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrants received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Portfolio Yield (1)	2017	2016	2017	2016
Weighted average annualized portfolio yield on debt investments	15.4%	15.1%	17.4%	14.7%
Coupon income	10.4%	10.5%	10.4%	10.5%
Accretion of discount	0.9%	0.8%	0.7%	0.7%
Accretion of end-of-term payments	2.2%	2.4%	1.9%	2.6%
Impact of prepayments during the period	1.9%	1.4%	4.4%	0.9%

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

For the three and nine months ended September 30, 2017, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 1.9% and 7.7%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 3.6% and 23.6%, respectively. For the three and nine months ended September 30, 2016, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 6.6% and 5.1%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 3.6% and (1.5)%, respectively.

The table below summarizes our return on average total assets and return on average NAV for the three and nine months ended September 30, 2017 and 2016.

Returns on Net Asset Value and Total Assets	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net investment income	$4,367	$6,495	$21,117	$18,181
Net increase (decrease) in net assets	3,679	11,435	15,377	4,181

Average net asset value (1)	215,730	210,740	215,763	220,869
Average total assets (1)	334,042	331,397	355,576	322,708

Net investment income to average net asset value (2)	8.0%	12.3%	13.1%	11.0%
Net increase (decrease) in net assets to average net asset value (2)	6.8%	21.6%	9.5%	2.5%

Net investment income to average total assets (2)	5.2%	7.8%	7.9%	7.5%
Net increase (decrease) in net assets to average total assets (2)	4.4%	13.7%	5.8%	1.7%

______________

(1)	The average NAVs and the average total assets are computed based on daily balances. Total assets are gross assets before deducting total liabilities.
(2)	Percentage is presented on an annualized basis.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes are considered to be our critical accounting policies and estimates. These have been disclosed under “Significant Accounting Policies” in the notes to consolidated financial statements described in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 13, 2017. Changes to the policy are disclosed in our notes to the condensed consolidated financial statements in this Form 10-Q.

Liquidity and Capital Resources

During the nine months ended September 30, 2017, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $85.8 million and cash used by financing activities was approximately $88.4 million due to repayments under the Revolving Credit Facility for $89.5 million, $54.6 million due to the redemption of 2020 Notes, approximately $16.5 million in distributions and $72.2 million of net proceeds from the issuance of 2022 Notes. As of September 30, 2017, cash, including restricted cash, was approximately $8.5 million.

During the nine months ended September 30, 2016, cash used by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “-Results of Operations,” was approximately $34.4 million and cash provided by financing activities was approximately $16.5 million due to $39.0 million of borrowings under our Revolving Credit Facility, partially offset by approximately $16.1 million in distributions, approximately $5.4 million in repurchase of common stock and approximately $1.1 million in payments of Revolving Credit Facility costs, which are deferred and expensed over the term of the Revolving Credit Facility. As of September 30, 2016, cash, including restricted cash, was approximately $20.8 million.

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

As of September 30, 2017 and December 31, 2016, we had outstanding borrowings of $25.5 million and $115.0 million, respectively, under our Revolving Credit Facility, which is included in the condensed consolidated statements of assets and liabilities. We had $174.5 million and $85.0 million of remaining capacity on our Revolving Credit Facility as of September 30, 2017 and December 31, 2016, respectively.

On July 14, 2017, we completed a public offering of $65.0 million in aggregate principal amount of our newly issued 2022 Notes and received net proceeds of approximately $62.8 million after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, we issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of approximately $9.5 million after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning October 15, 2017.

The tables below provide a summary of when payments are due under our Revolving Credit Facility, 2020 Notes and 2022 Notes as of September 30, 2017 and December 31, 2016.

Payments Due By Period	As of September 30, 2017
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$25,500	$—	$25,500	$—	$—
2022 Notes	74,750	—	—	74,750	—
Total	$100,250	$—	$25,500	$74,750	$—

Payments Due By Period	As of December 31, 2016
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$115,000	$—	$115,000	$—	$—
2020 Notes	54,625	—	—	54,625	—
Total	$169,625	$—	$115,000	$54,625	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of September 30, 2017 and December 31, 2016, our unfunded commitments totaled approximately $158.2 million to eleven portfolio companies and $117.4 million to nine portfolio companies, respectively. See “-Investment Activity” above for additional information on our unfunded commitments.

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

As of September 30, 2017, we had a payable of approximately $95.0 million in face value due October 3, 2017 for the acquisition of U.S. Treasury bills. On October 3, 2017, we sold the U.S. Treasury bills and settled the payable in full. As of December 31, 2016, we had a payable of approximately $40.0 million in face value due January 4, 2017 for the acquisition of U.S. Treasury bills. On January 4, 2017, we sold the U.S. Treasury bills and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received. As of September 30, 2017 and December 31, 2016, these outstanding obligations totaled approximately $3.0 million and $3.0 million, respectively.

Off-Balance Sheet Arrangements

Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2017 and December 31, 2016, our off-balance sheet arrangements consisted of approximately $158.2 million and $117.4 million, respectively of unfunded commitments, of which $50.0 million and $60.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements with our portfolio companies contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company.

The table below provides our unfunded commitments by portfolio company as of September 30, 2017 and December 31, 2016.

Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (dollars in thousands)	As of September 30, 2017	As of December 31, 2016
Blue Bottle Coffee, Inc.	$20,000	—
BlueVine Capital, Inc.	10,000	—
CrowdStrike,Inc.	—	5,000
Eero, Inc.	5,000	15,000
Farfetch UK Limited	—	5,000
FinancialForce.com,Inc.	—	15,000
Green Chef Corporation	—	10,000
MapR Technologies, Inc. (Equipment Lease)	2,956	4,352
Optoro, Inc.	—	25,000
Outfittery GMBH	2,376	—
PillPack, Inc.	30,000	—
Rent the Runway, Inc.	18,000	28,000
Ring, Inc.	30,000	—
Stance, Inc.	15,000	—
Varsity Tutors LLC	15,000	—
View, Inc. (Equipment Loan)	9,865	—
WorldRemit Ltd.	—	10,000
Total	$158,197	$117,352

_______________

*    Does not include backlog of potential future commitments. Refer to “Investment Activity” above.

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

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(1)
	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(2)

_______________

(1)Represents a special distribution.

(2)The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations) through March 31, 2014.

For the nine months ended September 30, 2017 and for the year ended December 31, 2016, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 96.7% and 95.8% of total distributions paid, respectively.

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

Recent Developments

Distributions

On November 6, 2017, we announced that our Board declared a $0.36 per share distribution, payable on December 1, 2017, to stockholders of record on November 17, 2017.

Recent Portfolio Activity

From October 1, 2017, through November 6, 2017, we funded $35.5 million in new investments. TPC’s direct originations platform entered into $10.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

Private Placement

On October 25, 2017, we sold in a private placement transaction: (i) 1,594,007 shares of our common stock at a price of $13.54 per share to certain investment funds managed by the Alternative Investments & Manager Selection Group of Goldman Sachs Asset Management, L.P. and (ii) 73,855 shares of our common stock at a price of $13.65 per share to certain of our executive officers, for total gross proceeds of approximately $22.6 million.

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

As of September 30, 2017, a majority of the debt investments (approximately 59% and approximately $173.8 million in principal balance) in our debt investment portfolio bore interest at floating rates, all of which have interest rate floors and some of them have interest rate caps for a limited period. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all of our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Revolving Credit Facility bears interest at a floating rate. Our 2022 Notes bears interest at a fixed rate. As of September 30, 2017, our floating rate borrowings totaled $25.5 million, so an increase in interest rates would currently benefit us as we would generate additional interest income in excess of the additional interest expense. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2017 condensed consolidated statement of assets and liabilities.

Change in Interest Rates (dollars in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$3,896	$(776)	$3,120
Up 200 basis points	$2,610	$(517)	$2,093
Up 100 basis points	$1,324	$(259)	$1,065
Up 50 basis points	$681	$(129)	$552
Down 25 basis points	$(360)	$65	$(295)

This analysis is indicative of the potential impact on our investment income as of September 30, 2017, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2017, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, our wholly-owned subsidiaries, our Adviser and our Administrator are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, our wholly-owned subsidiaries, our Adviser or our Administrator. From time to time, we, our wholly-owned subsidiaries, our Adviser or our Administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 13, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2017 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the three months ended September 30, 2017, we issued 25,183 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended September 30, 2017 was approximately $0.3 million.  Other than shares issued under our dividend reinvestment plan, during the three months ended September 30, 2017 we did not sell any unregistered equity securities.

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

10.1

Securities Purchase Agreement, dated as of October 25, 2017, by and between the Company and certain investment funds managed by the Alternative Investments  & Manager Selection Group of Goldman Sachs Asset Management, L.P. (6)

10.2	Securities Purchase Agreement, dated as of October 25, 2017, by and between the Company and James P. Labe, Sajal K. Srivastava and Andrew J. Olson (7)

11.1	Computation of Per Share Earnings (8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 26, 2017.
(7)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on October 26, 2017.
(8)	Included in the notes to the financial statements contained in this Report.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: November 6, 2017	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 6, 2017	By:	/s/ Andrew J. Olson
Andrew J. Olson, Chief Financial Officer (Principal Financial and Accounting Officer)