Form 10-K
period 2017-12-31
TriplePoint Venture Growth BDC Corp.
filed 2018-03-12
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

(Address of principal executive office)

(650) 854-2090

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 5.75% Notes due 2022	The New York Stock Exchange The New York Stock Exchange

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2017 based on the closing price on that date of $13.31 on the New York Stock Exchange was $210.2 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 17,730,091 shares of the Registrant’s common stock outstanding as of March 9, 2018.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2018 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

TRIPLE POINT VENTURE GROWTH BDC CORP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

We serve as the primary financing source for the venture growth stage business segment of TriplePoint Capital’s global investment platform. Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending with warrant investments to venture growth stage companies focused in technology, life sciences and other high growth industries that are backed by TPC’s select group of leading venture capital investors.

We originate and invest primarily in loans that have a secured collateral position and are used by venture growth stage companies to finance their continued expansion and growth, equipment financings and, on a select basis, revolving loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments. We underwrite our investments seeking an unlevered yield-to-maturity on our growth capital loans and equipment financings generally ranging from 10% to 18% and on our revolving loans generally ranging from 1% above the applicable prime rate to 10%, in each case, with potential for higher returns in the event we are able to exercise warrant investments and realize gains or sell our related equity investments at a profit. We also generally underwrite our secured loans seeking a loan-to-enterprise value of less than 25%.

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

In February 2014, we entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements (the “Credit Facility”). In January 2018 we amended and renewed the Credit Facility. Deutsche Bank AG, New York Branch serves as administrative agent and as a lender together with existing lenders KeyBank National Association and EverBank Commercial Lender Finance, Inc., and new lender MUFG Union Bank, N.A, under the Credit Facility. The amendment and renewal, among other things, increased the total commitments by $10.0 million to $210.0 million, extended the revolving period from February 21, 2018 to February 21, 2020 and extended the maturity date from February 21, 2019 to August 21, 2021. In addition, the amended Credit Facility includes a reduction in the undrawn rate from 0.75% to 0.50% and a reduction in the applicable margin during the revolving period to 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, and 3.00% if utilization is less than 50%. Borrowings under the Credit Facility are subject to its various covenants and the leverage restrictions contained in the 1940 act.

On July 14, 2017, we completed a public offering of $65.0 million in aggregate principal amount of 5.75% Notes due 2022 (the "2022 Notes") and received net proceeds of approximately $62.8 million, after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, we issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of approximately $9.4 million, after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning October 15, 2017. The 2022 Notes are currently listed on the New York Stock Exchange (“NYSE”) under the symbol “TPVY”. The 2022 Notes were issued in integral principal amount multiples of $25.

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

TPC’s global investment platform serves venture capital-backed companies backed by its select group of leading venture capital investors across all stages of development of a venture capital-backed company’s lifecycle with dedicated business segments focused on providing creative, flexible and customized debt financings and complementary services at each stage. TPC categorizes venture capital-backed companies into the following five lifecycle stages of development: seed, early, later, venture growth and public. For additional information on how we define each market stage, see “Business—Market Opportunity”. In addition, TPC has a business segment targeting equity investing in seed, early and later stage venture capital-backed companies called TriplePoint Ventures. TPC also has a “fund of funds” business segment that seeks to selectively invest in venture capital funds established by certain of its select group of leading venture capital investors.

TPC utilizes a unique, relationship-based lending strategy that primarily targets companies funded by a select group of leading venture capital investors. TPC refers to this approach as the “TriplePoint Lifespan Approach.” Key elements of the TriplePoint Lifespan Approach include:

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

Our Adviser

Our investment activities are managed by our Adviser, which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the “Advisers Act” and is a wholly owned subsidiary of TPC. Our Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and performing due diligence on our investments and monitoring our investment portfolio on an ongoing basis. Our Adviser was organized in August 2013 and, pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), we pay our Adviser a base management fee and an incentive fee for its services. Our Adviser has retained Mr. Carl M. Rizzo to act as its Chief Compliance Officer under the terms of an agreement between our Adviser and Alaric Compliance Services LLC. For information regarding our Adviser, see “Business—Management Agreements—Investment Advisory Agreement” and “Notes to Consolidated Financial Statements—Related Party Agreements and Transactions—Investment Advisory Agreement.”

Our Administrator

Our administrative functions are provided by our Administrator. Our Administrator is responsible for furnishing us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. In February 2014, we entered into an administration agreement with our Administrator, or the “Administration Agreement,” under which we pay our Administrator an amount equal to our allocable portion (subject to the review of our Board) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs associated with performing compliance and financial reporting functions. For information regarding our Administrator, see “Business—Management Agreements—Administration Agreement” and “Notes to Consolidated Financial Statements—Related Party Agreements and Transactions—Administration Agreement.”

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

We invest primarily in (i) growth capital loans that have a secured collateral position and that are used by venture growth stage companies to finance their continued expansion and growth, (ii) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission-critical equipment, (iii) on a select basis, revolving loans that have a secured collateral position and that are used by venture growth stage companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or equivalent and (iv) direct equity investments in venture growth stage companies. We also generally underwrite our secured loans seeking a loan-to-enterprise value of less than 25%. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns.

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

Invest with TPC’s Select Group of Leading Venture Capital Investors

We generally expect to (i) benefit from the relationships developed by TPC as part of its TriplePoint Lifespan Approach and (ii) target investment opportunities backed by a select group of leading venture capital investors with whom our Adviser’s senior investment team has an established history of providing secured loans alongside equity investments made by these venture capital investors. We believe these well-recognized firms have consistently generated strong returns through superior selection processes and access to experienced entrepreneurs and quality investment opportunities based upon their strong reputations and track records, specialized knowledge and experienced investment professionals. As a result of this strategy, we focus and narrow our investment sourcing efforts to those investment opportunities backed by these leading venture capital investors with established track records targeting investments in Silicon Valley, Boston, Chicago, Los Angeles, New York City, Northern Virginia, San Diego, Seattle, the United Kingdom, Israel and other geographic areas of venture capital investments. We believe these relationships serve as an important source of investment opportunity referrals for us. We work with our select group of leading venture capital investors to identify debt financing opportunities within their portfolio companies that we believe have established management teams, strong venture capital investor support, large market opportunities, innovative technology or intellectual property, potential for meaningful warrant and/or equity investment returns and sufficient cash reserves to complement a potential debt financing opportunity.

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

Our Adviser seeks to invest in those subsectors where our Adviser sees opportunities for innovation, globalization, demand and other drivers of change which create significant business opportunities for venture growth stage companies with cutting edge technology, differentiated value propositions and sustainable competitive advantages. As a result, we believe that companies in these subsectors are more likely to attract significant investment from venture capital investors, private equity firms or strategic partners and are a more attractive candidate for a liquidity event than a company in a non-high growth industry.

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

Generate Equity Upside over Time through Warrant and Equity Investments

In connection with our secured loans, we generally receive warrant investments to acquire preferred or common stock in a venture growth stage company with an exercise price typically equal to the same price per share paid by the company’s venture capital investors in its last round of equity financing or a recent valuation of the venture growth stage company as determined by a third-party. Our warrant investment coverage generally ranges from 2% to 10% of the committed loan amount. The warrant investments we obtain typically include a “cashless exercise” provision to allow us to exercise these rights without any additional cash investment. We also generally receive the opportunity to invest equity directly in our venture growth stage companies. We believe that making equity investments and receiving warrant investments in venture growth stage companies with exit events on the horizon, such as an initial public offering or private sale, increases the likelihood of equity appreciation and enhanced investment returns. As a venture growth stage company’s enterprise value changes we expect to recognize unrealized gains or losses from the fair value changes in our warrant and equity investments, and in conjunction with either a sale of the company or in connection with or following an initial public offering, we expect to achieve additional investment returns and realized gains from the exercise of these warrant investments and the sale of the underlying stock.

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

Investment Structure

We offer a full range of creative, flexible and customized secured financing products which may include a combination of an initial facility fee, interest and principal payments, end-of-term payments, warrant and/or equity investment rights. Although the general components for each type of our debt financing products are substantially the same, we select and customize the specific debt financing product on a case-by-case basis based on our Adviser’s senior investment team’s experience and their analysis of a prospective borrower, its financing needs and its intended use of the proceeds from our debt financing product. For example, the type of debt financing transaction, the total repayment period, the interest-only period, the amortization period, the collateral position, the warrant investment coverage and the overall yield-to-maturity may vary. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to their expertise and the revenue profile, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. Our debt financing products are typically structured as lines of credit, whereby a prospective borrower may be required to draw some of the commitment amount at close but may have up to 18 months from document execution to access the debt financing capital and in limited cases future advances may be subject to certain predetermined performance milestones.

Growth Capital Loans

Key typical attributes of our growth capital loans include:

•

Size ranges from $5 million to $50 million. We generally target and balance our growth capital loan size to the total equity capital base, the current or near term enterprise value, revenue run rate and current and near term cash and liquidity profile of a prospective borrower;

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

•

Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;

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

Equipment Financings

Key typical attributes of our equipment financings include:

•

Size ranges from $5 million to $25 million. We generally target the size of our equipment financing to anticipate the capital equipment needs for a prospective borrower over a twelve month period balanced by the total equity capital base, the current or near term enterprise value, revenue run rate and current and near term cash and liquidity profile of a prospective borrower;

•	Short total repayments typically ranging from 36 to 48 months or less and provide for short interest only periods followed by full amortization;
•	Structured as full payout loans or leases with either buyout provisions based on the fair market value of the financed equipment or a fixed end-of term payment;

•

Unlevered yield-to-maturity generally ranging from 10% to 15%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;

•

Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;

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

Revolving Loans

On a select basis, we offer revolving loans. Key typical attributes of our revolving loans include:

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

•

Unlevered yield-to-maturity generally ranging from 1% above the applicable prime rate to 10%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;

•

Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any equity appreciation and enhance our overall returns;

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

Warrant Investments

In connection with our secured loans, we generally receive warrant investments to acquire preferred or common stock in a venture growth stage company typically at the same price per share paid by the company’s venture capital investors in its last round of equity financing, a recent valuation of the venture growth stage company as determined by a third-party or in its next round of equity financing. As a venture growth stage company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our warrant investments, and in conjunction with either a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the exercise of these warrant investments and the sale of the underlying stock. Warrant investments granted in connection with our secured loans are typically based on a percentage of the committed loan amount, are treated as original issue discount (“OID”) and may be earned at document execution and/or as the loan is funded. Warrant coverage generally ranges from 2% to 10% of the committed loan amount.

Direct Equity Investments

In connection with our secured loans, we may obtain equity investment rights that allow us to invest in a venture growth stage company’s current or next round of private equity financing on the same terms and conditions as the company’s venture capital investors and/or other equity investors in the round. As a venture growth stage company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our direct equity investments, and in conjunction with either a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the sale of the underlying stock. These equity investment rights typically range from $100,000 to $5 million in size (generally not exceeding 5% of the company’s total equity), although we are under no obligation to make any such investment. Typically, these are passive investments (we do not take a board of directors seat in the company) but can be strategically valuable and beneficial as an enhancement to our relationship with the venture growth stage company and to our economic return by generating meaningful return on capital committed.

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

We underwrite our transactions to ensure that our portfolio companies have a strategic and balanced intended use of our investment proceeds without us taking excessive risk and with a low likelihood of default. We believe that the profiles of the venture growth stage companies that we target mitigate our risk because we expect these companies have several options to repay our debt financing through:

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

Diligence Process

Assuming the non-binding term sheet submitted to the prospective borrower is subsequently executed, the investment opportunity is then subject to our Adviser’s rigorous diligence and credit analysis process, which is based on its senior investment team’s extensive experience and tailored specifically for venture growth stage companies. This process differs notably from traditional lending analysis, combining both qualitative and quantitative analysis and assessment, versus traditional, purely quantitative credit analyses. There is a heavy orientation towards a qualitative and subjective investment-oriented review, taking into account such factors as:

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

If the outlook for a borrower, its industry or a borrower’s available cash balance or credit rating is deteriorating, or there is material downturn in the borrower’s standing since our last review, we change the standing of the borrower on our Credit Watch List and our Originations and Investment and Credit Analysis professionals contact the borrower and its venture capital investors to discuss and understand any changes. Our Originations and Investment and Credit Analysis professionals generally actively work to maintain an open dialogue with borrowers on the Credit Watch List to work to limit the likelihood of a default. Utilizing the Four Rs, our core investment philosophy, our Adviser assesses each borrower on our Credit Watch List and, based on the recommendations from our Originations and Investment and Credit Analysis professionals and potentially from our discussions with and representations made from the borrower’s venture capital investors, determines the appropriate course of action, including decisions to enforce our rights and remedies, modify or waive a provision of our investments, declare a default, request early pay-off, or wait for an external event, such as an acquisition or financing, to restructure a secured loan or receive additional consideration in the form of fees or warrant investments. In a worst case scenario, a member of our Customer Team sells collateral with the help of management, repossesses and auctions assets or negotiates and structures other potential outcomes. If bankruptcy is a possibility, a member of our Customer Team may utilize outside counsel to provide advice on avoiding this outcome or to minimize the adverse effects on us.

Consistent with TPC’s existing policies, our Adviser maintains a Credit Watch List with borrowers placed into five groups based upon our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

The following table shows the credit rankings for the portfolio companies that had outstanding obligations to us as of December 31, 2017.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. All new loans are initially graded White.	Contact portfolio company regularly in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.	Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.

	As of December 31, 2017
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$54,071	15.4%	3
White (2)	243,915	69.3	12
Yellow (3)	46,187	13.1	3
Orange (4)	7,879	2.2	1
Red (5)	—	—	—
	$352,052	100.0%	19

As of December 31, 2017, the weighted average investment ranking of our debt investment portfolio was 2.02. During the year ended December 31, 2017, changes to portfolio companies within the credit categories, excluding fundings and repayments occurring within category White (2), consisted of: one portfolio company, with a principal balance of $13.1 million, was upgraded from White (2) to Clear (1); two portfolio companies, with a combined principal balance of $15.8 million were downgraded from White (2) to Yellow (3); one portfolio company rated Yellow (3), repaid its outstanding obligations, resulting in the removal of $22.5 million of principal balance from the credit watch list; one portfolio company, rated Orange (4), was removed from the credit watch list due to a distribution of proceeds from bankruptcy proceedings and the conversion of any and all remaining receivables from a debt investment to an equity instrument and two portfolio companies were removed from category Clear (1) due to payoffs of their outstanding obligations in the amount of $65.0 million.

SBIC

We have submitted our management assessment questionnaire and supporting documentation to receive a Small Business Investment Company, or “SBIC” license from the U.S. Small Business Administration, or “SBA,” under Section 301(c) of the Small Business Investment Company Act of 1958, as amended, as we believe that it will further our investment strategy and enhance our returns.  The SBIC license would allow our SBIC to obtain leverage by issuing SBA-guaranteed debentures subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA regulations currently limit the amount that a SBIC may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.  SBA-guaranteed debentures generally have longer maturities and lower interest rates than other forms of debt that may be available to us, and we believe therefore would represent an attractive source of debt capital. There is no assurance that our application for an SBIC license will be approved, or that, if approved, we will be able to draw up to the maximum amount of leverage funds available under the SBIC program.

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

We believe that venture-oriented banks tend to be the primary form of traditional lenders participating in the market for venture growth stage companies and that they generally focus on providing lower risk and lower return financings, which tend to require and impose many restrictive covenants and conditions on borrowers, such as limitations on outflows and borrowing formulas and requiring a significant depository relationship to facilitate rapid liquidation. In addition, we believe that most existing non-traditional debt providers do not regularly or actively participate in venture growth stage lending due to their reluctance to underwrite the large financings required by venture growth stage companies, as well as the desire of these providers to structure deals with lower current return but with the potential for significantly higher equity upside through warrant investments by lending to companies with lower valuations than would be possible in the venture growth stage lending market. As a result, most existing providers of debt financing tend to focus on seed, early and late stage venture capital-backed companies instead of venture growth stage companies.

Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which expose them to a wider variety of investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to tax treatment as a RIC.

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

•	fees and expenses incurred in connection with obtaining debt financing;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•	offerings of our common stock and other securities;
•	investment advisory and management fees;
•	administration fees, expenses and/or payments payable under the Administration Agreement;
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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if (i) (A) approved annually by our Board or (B) by the affirmative vote of the holders of a majority of our outstanding voting securities and (ii) approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by our Adviser and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice. See “Risk Factors—Risks Relating to our Business and Structure”—We are dependent upon our executive officers and our Adviser’s senior investment team and members of its Investment Committee, in particular, Messrs. Labe and Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.

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

Board Approval of the Investment Advisory Agreement

The Investment Advisory Agreement between us and our Adviser was initially approved by our Board at an in-person meeting in November 2013 and entered into in February 2014. Our Board most recently determined to re-approve the Investment Advisory Agreement at an in-person meeting held in October 2017. In reaching a decision to re-approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of services to be provided by the Adviser;
•	the investment performance of the Adviser with respect to the Company, and concluded that such advisory and other services are satisfactory and the Company’s investment performance is reasonable;
•

the proposed fees and expenses under the Advisory Agreement in comparison to other business development companies with similar investment objectives, and concluded that the current fee structure is reasonable;

•	the Company’s projected operating expenses and the economics of scale expected to be achieved, and concluded that the Company’s projected operating expenses and expense ratio are reasonable;
•

any existing and potential sources of indirect income to the Adviser from its relationship with the Company, and concluded that the direct and indirect costs, including the allocation of such costs, are reasonable;

•

information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement, and concluded that the services to be performed and the personnel of the Adviser have extensive experience and are well qualified to provide advisory and other services to the Company;

•	the Adviser’s profitability in providing the service, and concluded that the Adviser’s profitability in providing the service and reasonable; and
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

Payments under the Administration Agreement are equal to an amount equal to our allocable portion (subject to the review of our Board) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, our Administrator is paid an additional amount based on the services provided, which shall not exceed the amount we receive from such companies for providing this assistance. The Administration Agreement between us and the Administrator was initially approved by our Board at an in-person meeting in November 2013 and was entered into in February 2014. Our Board most recently determined to re-approve the Administration Agreement at an in-person meeting held in October 2017. In connection with such approval the Board, including a majority of independent directors, reviewed the compensation we pay to the Administrator to determine that the provisions of the Administrative Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under the Administration Agreement are reasonable in light of the services provided. The Board also reviewed the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and the affiliates of TPC. The Board then assessed the reasonableness of such reimbursements for expenses allocated to us based on the nature and quality of the administrative services provided to us by the Administrator, our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, any existing and potential sources of indirect income to the Administrator from its relationship with us, information about the administrative services to be performed and the personnel performing such administrative services, the organizational capability of the Administrator, and the possibility of obtaining similar services from other third-party service providers.

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

Staffing Agreement

In February 2014, our Adviser entered into the Staffing Agreement with TPC (the “Staffing Agreement”). Pursuant to the Staffing Agreement, TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Messrs. Labe and Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Our Adviser is responsible for determining if we will participate in deal flow generated by TPC. Our Adviser takes advantage of the significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and hands-on portfolio management and investment monitoring capabilities of TPC’s senior investment team. The Staffing Agreement may be terminated with 60 days’ prior written notice.

License Agreement

In February 2014, we entered into the License Agreement with TPC under which TPC granted us a non-exclusive, royalty-free license to use the name “TriplePoint” and the TriplePoint logo. Under the License Agreement, we have a right to use the “TriplePoint” name for so long as our Adviser or one of its affiliates remains our Adviser. Other than with respect to this limited license, we have no legal right to the “TriplePoint” name. The License Agreement remains in effect for so long as the Investment Advisory Agreement with our Adviser is in effect.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by our Adviser’s professionals that are responsible for the portfolio investment;
•	Preliminary valuation conclusions are then documented and discussed with our Adviser’s senior investment team;
•	At least once annually, the valuation for each non-deminimis (greater than 1% of gross assets) portfolio investment will be reviewed by an independent valuation firm;
•	The Valuation Committee then reviews these preliminary valuations and makes fair value recommendations to the Board; and
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

In the case of a RIC that furnishes capital to development corporations, there is an exception relating to the Diversification Tests described above. This exception is available only to RICs which the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available, which we refer to as “SEC Certification.” We have not sought SEC Certification, but we may seek SEC Certification in future years. If we receive SEC Certification, we generally will be entitled to include, in the computation of the 50% value of our assets (described above), the value of any securities of an issuer, whether or not we own more than 10% of the outstanding voting securities of the issuer, if the basis of the securities, when added to our basis of any other securities of the issuer that we own, does not exceed 5% of the value of our total assets.

As a RIC, we (but not our stockholders) generally are not subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders in any taxable year with respect to which we distribute an amount equal to at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), (the “Annual Distribution Requirement”). We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify for tax treatment as a RIC for such taxable year. Although we may meet our Annual Distribution requirement, we will be subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute (or are deemed to have timely distributed) an amount equal to the sum of:

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

For the tax years ended December 31, 2014, 2015 and 2017, we were subject to a 4% U.S. excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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

Debt Instruments. In certain circumstances, we may be required to recognize taxable income prior to which we receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with an end-of-term payment and/or PIK interest payment or, in certain cases, increasing interest rates or issued with warrant investments), we must include in taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest, deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrant investments or stock, or certain income with respect to equity investments in foreign corporations. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though we will not have received any corresponding cash amount.

Warrant Investments. Gain or loss realized by us from the sale or exchange of warrant investments acquired by us as well as any loss attributable to the lapse of such warrant investments generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long we held a particular warrant.

Foreign Investments. In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the requirement to pass through to our stockholders their share of the foreign taxes paid by us.

Passive Foreign Investment Companies. We may invest in the stock of a foreign corporation which is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or “PFIC.” In general, unless a special tax election has been made, we are required to pay tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which we held the PFIC stock, plus an interest charge. Certain adverse tax consequences of a PFIC investment may be limited if we are eligible to elect alternative tax treatment with respect to such investment. No assurances can be given that any such election will be available or that, if available, we will make such an election. Additionally, even if we make any such election, the U.S. Treasury Department and IRS have issued proposed regulations that provide that the income inclusion resulting from the election will not be considered qualifying income for purposes of the 90% Gross Income Test unless we receive a cash distribution from the PFIC during the same year. These regulations, if finalized, could make it more difficult to qualify as a RIC if we invest in PFICs and elect the alternative tax treatment with respect to those entities.

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

(3)	securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrant investments or rights relating to such securities.
(4)	cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

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

In the future, we may co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price. However, we, TPC and our Adviser have filed an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. On February 28, 2018, the SEC issued a public “notice” with regard to the exemptive application that we filed. Assuming that no requests for a hearing are received by the SEC in response to the notice, we expect the SEC to issue the exemptive order after the notice period expires on March 26, 2018.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the “Sarbanes-Oxley Act,” imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

(1)

pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

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

Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act and we have taken and will continue to be able to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended, or the “Securities Act,” (iii) the date on which we have, during the previous three year period, issued more than $1 billion in non-convertible debt, or (iv) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting pursuant to Section 13(a) or 15(d) of the Exchange Act for at least 12 months. In addition, we have irrevocably opted-out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, we comply with new or revised accounting standards on the same time frames as other public companies that are not “emerging growth companies.”

Corporate Governance Regulations

The NYSE has adopted corporate governance regulations that listed companies must comply with. We are in compliance with these corporate governance listing standards. We monitor our compliance with all future listing standards and take all necessary actions to ensure that we are in compliance therewith.

Available Information

Our address is 2755 Sand Hill Road, Suite 150, Menlo Park, CA 94025. Our phone number is (650) 854-2090 and our internet website is at www.tpvg.com. We make available free of charge on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practical after we electronically file such material with, or furnish to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

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

The current worldwide financial market situation, as well as various social and political tensions in the U.S. and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. The global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union, which is set to occur on March 29, 2019. Brexit has created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because of the election results in the U.K. in June 2017, there is increased uncertainty on the timing of Brexit. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

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

We were formed in June 2013. Our Adviser was formed in August 2013. We commenced operations in March 2014. As a result, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. As a BDC, we are subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the 1940 Act and RICs under the Code. In addition, our Adviser is subject to the regulatory requirements applicable to registered investment advisers under the Advisers Act. We and our Adviser have limited experience operating or advising under this regulatory framework, and we may incur substantial additional costs, and expend significant time or other resources operating under this regulatory framework.

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

Our investment strategy includes investments in secured loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments. TPC also manages, and in the future may manage, other investment funds, accounts or vehicles that invest or may invest in these investments. Although we are the primary vehicle through which TPC focuses its venture growth stage business, other vehicles sponsored or managed by our Adviser’s senior investment team may also invest in venture growth stage companies or may have prior investments outstanding to our borrowers. As a result, members of our Adviser’s senior investment team and Investment Committee, in their roles at TPC, may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by TPC with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with TPC’s allocation policy. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by our Adviser’s senior investment team, such investment is apportioned by our Adviser’s senior investment team in accordance with (1) our Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Such apportionment may not be strictly pro rata, depending on the good faith determination of all relevant factors, including differing investment objectives, diversification considerations and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us.

We have co-invested and, in the future, may co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price and generally in accordance with SEC guidance. However, we, TPC and our Adviser have filed an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. On February 28, 2018, the SEC issued a public “notice” with regard to the exemptive application that we filed. Assuming that no requests for a hearing are received by the SEC in response to the notice, we expect the SEC to issue the exemptive order after the notice period expires on March 26, 2018.

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

To qualify for tax treatment as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC generally is satisfied if we distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify for tax treatment as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of funds available for distributions to our stockholders and the amount of funds available for new investments.

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

For U.S. federal income tax purposes, in certain circumstances, we may be required to recognize taxable income prior to when we receive cash, such as the accrual of end-of-term payments, PIK, interest payments and/or OID. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan. OID decreases our loan balance by an amount equal to the cost basis of the upfront warrant investment received and certain capitalized fees we receive in connection with our loan and is recognized by us as non-cash income over the life of the secured loan. Our secured loans generally include an end-of-term payment and/or PIK interest payment. Such payments, which could be significant relative to our overall investment activities are included in income before we receive any corresponding cash payment. We are also required to include in income certain other amounts that we will not receive in cash, including OID.

To the extent OID instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of our income, investors will be exposed to typical risks associated with such income that are required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) an election to defer PIK interest payments by adding them to loan principal increases our gross assets, thus increasing our Adviser’s future base management fees, and increases future investment income, thus increasing the Adviser’s future income incentive fees at a compounding rate; (d) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash; (e) because OID income is accrued without any cash being received by us, required cash distributions may have to be paid from offering proceeds or the sale of our assets without investors being given any notice of this fact; (f) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (g) even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan; (h) OID creates risk of non-refundable cash payments to the advisor our Adviser on-cash accruals that may never be realized; and (i) because OID will be included in our “investment company taxable income” for the year of the accrual, we may be required to make distributions to stockholders to satisfy the Annual Distribution Requirement applicable to RICs, even where we have not received any corresponding cash amount.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be materially and adversely affected by the impact of one or more of the risks described herein. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC, SBA regulations (when and if applicable) and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock or warrant investments, options or rights to acquire our common stock that expire more than 120 days from issuance, at a price below then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and you may experience dilution.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets). The U.S. Senate recently introduced legislation which, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

We finance certain of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.

We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. As of December 31, 2017, we have $67.0 million of principal outstanding under our Credit Facility and $74.8 million of principal outstanding on our 2022 Notes. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and the 2022 Notes and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings (other than potential leverage in future SBIC, subsidiaries, should we receive an SBIC license(s), subject to exemptive relief) and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ depends on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, the Credit Facility imposes, and any debt facilities we may enter into in the future may impose, financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our ability to be subject to tax treatment as a RIC under the Code.

We may default under the Credit Facility or the 2022 Notes or any future indebtedness or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.

In the event we default under the Credit Facility or the 2022 Notes or any future indebtedness or are unable to amend, repay or refinance any such future indebtedness on commercially reasonable terms, or at all, our business could be materially and adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility and the 2022 Notes or any future indebtedness, any of which would have a material adverse effect on our financial condition, results of operations and cash flows. In addition, following any such default, the administrative agent under the Credit Facility could assume control of the disposition of any or all of our assets or restrict our utilization of any indebtedness, including the selection of such assets to be disposed and the timing of such disposition, including decisions with respect to our warrant investments, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. Events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) our failure to maintain compliance with RIC provisions at all times.

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

Provisions in the Credit Facility and the 2022 Notes or any future indebtedness may limit our discretion in operating our business.

The Credit Facility and the 2022 Notes are, and any future indebtedness may be, backed by all or a portion of our assets on which the lenders may have a security interest. We may pledge up to 100% of our assets or the assets of our Financing Subsidiary and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. Any security interests that we grant will be set forth in a security agreement and evidenced by the filing of financing statements by the agent for the lenders. Any restrictive provision or negative covenant in the Credit Facility, including diversification and eligibility requirements, or any of our future indebtedness limits or may limit our operating discretion, which could have a material adverse effect on our financial condition, results of operations and cash flows. A failure to comply with the restrictive provisions or negative covenants in the Credit Facility or any of our future indebtedness would or may result in an event of default and/or restrict our ability to control the disposition of our assets and our utilization of any indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

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

If we do not maintain our tax treatment as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.

Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.

Most of our investments take the form of secured loans, warrant and direct equity investments that are not publicly traded. The fair value of loans and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820. This means that our valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of the fair value of our investments require significant management judgment or estimation. We retain the services of one or more independent third-party valuation firms to review the valuation of these loans and other investments. The valuation for each portfolio investment, including our Level 3 investments, is reviewed at least annually by an independent third-party valuation firm. However, the Board does not intend to have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10.0% of our gross assets) reviewed by an independent third-party valuation firm, given the expenses involved in connection therewith. The Board quarterly discusses valuations and determines, in good faith, the fair value of each investment in our portfolio based on the input of our Adviser, the independent third-party valuation firm and the Valuation Committee. The types of factors that our Board takes into account in determining the fair value of our investments generally include, as appropriate, such factors as yield, maturity and measures of credit quality, the enterprise value of the company, the nature and realizable value of any collateral, the company’s ability to make payments and its earnings and discounted cash flow, our assessment of the support of their venture capital investors, the markets in which the company does business, comparisons to similar publicly traded companies and other relevant factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and other investments existed. Our net asset value could be materially and adversely affected if our determinations regarding the fair value of our loans and other investments were materially higher than the values that we ultimately realize upon the disposal of such loans and other investments.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our originations and underwriting processes, the interest rate payable on the secured loans we acquire, any prepayment made on our secured loans, the timing and amount of any warrant or equity investment returns, the timing of any drawdowns requested by our borrowers, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are an emerging growth company under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an emerging growth company as defined in the JOBS Act for up to five years following the completion of our initial public offering or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act. (iii) the date on which we have, during the previous three year period, issued more than $1 billion in non-convertible debt, or (iv) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting pursuant to Section 13(a) or 15(d) of the Exchange Act for at least 12 months. For so long as we remain an emerging growth company we have taken and will continue to be able to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we have irrevocably opted-out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, we comply with new or revised accounting standards on the same time frames as other public companies that are not “emerging growth companies.” We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change.  Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.  In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The U.S. ratified the Paris Agreement, which entered into force on November 4, 2016; however, on August 4, 2017, the United States submitted communication to the United Nations regarding its intent to withdraw from the Paris Agreement and the earliest date for their complete withdrawal from the Paris Agreement is November 4, 2020. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation that could increase their operating costs and/or decrease their revenues.

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

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

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

Our investment strategy includes investments in secured loans to companies, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments. TPC also manages, and in the future may manage, other investment funds, accounts or vehicles that invest or may invest in these companies. Although we are the primary vehicle through which TPC focuses its venture growth stage business, subject to its allocation policy and applicable law, other vehicles sponsored or managed by our Adviser’s senior investment team may also invest in venture growth stage companies or may have prior investments outstanding to our borrowers. As a result, members of our Adviser’s senior investment team and the Investment Committee, in their roles at TPC, may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by TPC with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with TPC’s allocation policy. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by our Adviser’s senior investment team, such investment will be apportioned by our Adviser’s senior investment team in accordance with (1) our Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Such apportionment may not be strictly pro rata, depending on the good faith determination of all relevant factors, including differing investment objectives, diversification considerations and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us.

Our Adviser may be subject to conflicts of interest with respect to taking actions regarding many investments in which TPC or its affiliates also have an interest.

Although our Adviser has adopted a compliance program that includes conflicts of interest policies and procedures, that are designed to mitigate the potential actual or perceived conflicts between us, on the one hand, and TPC and its affiliates, on the other hand, it may not eliminate all potential conflicts. TPC and its affiliates may have previously made investments in secured loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments in some of the same venture growth stage companies in which we expect to invest. In certain of these circumstances, we may have rights and privileges that give us priority over others associated with the issuer, such as TPC or its affiliates. These rights, if exercised, could have a detrimental impact on the value of the investment made by TPC or its affiliates in the issuer, and as a result our Adviser may not exercise the Company’s rights if the Adviser believes TPC or its affiliates would be disadvantaged by the Company taking such action, even if it is in the best interests of our stockholders. In addition, our Adviser may be subject to a conflict in seeking to make an investment in an issuer in which TPC or its affiliates have already invested, and we may still choose to make such investment, where permissible, subject to the approval of a majority of our directors who have no financial interest in the investment and a majority of our independent directors. In such a scenario, our Adviser may be influenced to make an investment or take actions in order to protect the interests of TPC or its affiliates in the issuer.

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

The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Adviser is determined, which is calculated separately in two components as a percentage of the interest and other investment income in excess of a quarterly minimum hurdle rate and as a percentage of the realized gain on invested capital, may encourage our Adviser to use leverage or take additional risk to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock or of securities convertible into our common stock or warrant investments representing rights to purchase our common stock or securities convertible into our common stock. In addition, our Adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on investment income, there is no minimum level of gain applicable to the portion of the incentive fee based on net capital gains. As a result, our Adviser may have an incentive to invest more in investments that are likely to result in capital gains as compared to income producing securities or to advance or delay realizing a gain in order to enhance its incentive fee. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of our debt investments and may accordingly result in a substantial increase of the amount of incentive fees payable to our Adviser with respect to our pre-incentive fee net investment income.

We may pay our Adviser an incentive fee on certain investments that include a deferred interest feature.

We underwrite our loans to generally include an end-of-term payment, a PIK interest payment and/or OID. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments which equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income or OID until they are paid. In addition, in connection with our equity related investments, we may be required to accrue OID which decreases the balance on our secured loans by an amount equal to the value of the warrant investment we receive in connection with the applicable secured loan over its lifetime. Under these types of investments, we accrue interest during the life of the loan on the end-of-term payment, PIK interest payment and/or OID but do not receive the cash income from the investment until the end of the term. However, our pre-incentive fee net investment income, which is used to calculate the income portion of our incentive fee, includes accrued interest. Thus, a portion of this incentive fee is based on income that we have not yet received in cash, such as an end-of-term payment, a PIK interest payment and/or OID.

The valuation process for certain of our investments may create a conflict of interest.

For many of our investments, no market-based price quotation is available. As a result, our Board determines the fair value of these secured loans, warrant and equity investments in good faith as described above in “—Relating to our Business and Structure—Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments.” In connection with that determination, our Adviser’s senior investment team provides our Board with valuation recommendations based upon the most recent and available information, including industry outlook, capitalization, financial statements and projected financial results of each portfolio company. Other than de minimis investments of less than 1% of our gross assets (up to an aggregate of 10% of our gross assets), the valuation for each investment is reviewed by an independent valuation firm annually and the ultimate determination of fair value is made by our Board, including our interested directors, and not by such independent valuation firm. The Board, however, may request at its discretion to have such de minimis investments valued by an independent valuation firm. In addition, Messrs. Labe and Srivastava, each an interested member of our Board, have a material pecuniary interest in our Adviser. The participation of our Adviser’s senior investment team in our valuation process, and the pecuniary interest in our Adviser by certain members of our Board, could result in a conflict of interest as our Adviser’s base management fee is based, in part, on the value of our average adjusted gross assets, and our Adviser’s incentive fee is based, in part, on realized gains and realized and unrealized losses.

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

Risks Relating to our Investments

Our investments are concentrated in technology, life sciences and other high growth industries, including clean technology, some of which are subject to extensive government regulation, which exposes us to the risk of significant loss if any of these industry sectors experiences a downturn.

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

Venture capital firms in turn rely on their limited partners to pay in capital over time in order to fund their ongoing and future investment activities. To the extent that venture capital firms’ limited partners are unable or choose not to fulfill their ongoing funding obligations, the venture capital firms may be unable to continue operationally and/or financially supporting the ongoing operations of our portfolio companies, which could materially and adversely impact our financing arrangement with the portfolio company.

These companies, their industries, their products and customer demand and the outlook and competitive landscape for their industries are all subject to change, which could adversely impact their ability to execute their business plans and generate cash flow or raise additional capital that would serve as the basis for repayment of our loans. Therefore, our venture growth stage companies may face considerably more risk of loss than do companies at other stages of development.

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

As of December 31, 2017, our unfunded obligations to ten portfolio companies totaled approximately $100.1 million. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded or any future obligations will be drawn by the venture growth stage companies. Of these unfunded commitments, $18.0 million are dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to the portfolio company. Of the approximately $100.1 million of unfunded obligations, approximately $87.1 million expire during 2018 and $13.0 million expire during 2019, if not drawn prior to expiration. In addition, of the approximately $100.1 million of unfunded obligations, $98.4 million represent obligations for growth capital loans and approximately $1.7 million for equipment financing. We had $120.0 million of commitments to six portfolio companies expire during the year ended December 31, 2017. We entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2017, this backlog of potential future commitments totaled $35.4 million.

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

As part of the Four Rs, our core investment philosophy, we seek to develop and maintain deep and longstanding relationships with TPC’s select group of leading venture capital investors, borrowers and entrepreneurs and to preserve our reputation. Accordingly, our debt-financing products generally offer borrowers a flexible payment and covenant structure that may not provide us with the same level of protection as more restrictive conditions that traditional lenders typically impose on borrowers. Furthermore, there may be situations with borrowers on our Credit Watch List where we believe that a member of TPC’s select group of venture capital investors intends to, expresses their intent to, or provides subject to milestones or contingencies, continued support, assistance and/or financial commitment to the borrower and our Adviser, based on such representation, may determine to modify or waive a provision or term of our existing loan which we would otherwise be entitled to enforce. The terms of any such modification or waiver may not be as favorable to us as we could have required, or had the right to require, and we may choose to enforce less vigorously our rights and remedies under our loans than traditional lenders due to our investment philosophy to preserve our reputation and maintain a strong relationship with the applicable venture capital investor or borrower based on their representations made to us.

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

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Our relationship with some of our portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information (including transactional data and personal data about their employees and clients) that may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions. Unauthorized access or disclosure of such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss, improper use, such as insider trading or other misappropriation of confidential information could have a material adverse impact on our competitive positions, our relationship with our portfolio companies and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs.

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

We may suffer a loss if a portfolio company defaults on a loan, including the entire or partial loss of the accrued PIK interest, the end-of-term payment and/or OID, such as warrant investments and facility fees due to us.

Our debt-financing products generally offer a flexible payment and covenant structure to our portfolio companies that may not provide the same level of protection to us as more restrictive conditions that traditional lenders typically impose on borrowers. For example, our secured loans generally include an end-of-term payment, PIK interest payment and/or OID, such as warrant investments and facility fees. If a portfolio company fails to satisfy financial or operating covenants imposed by us or other lenders, the company may default on our loan which could potentially lead to termination of its loans and foreclosure on its assets. If a portfolio company defaults under our loan, this could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or equity securities that we hold, including payment to us of the end-of-term payment, PIK interest payment and/or OID, such as warrant investments and facility fees. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

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

When we make a secured loan, we generally acquire warrant investments in the company. From time to time we may also acquire equity participation rights in connection with an investment which will allow us, at our option, to participate in current or future rounds of equity financing through direct capital investments in our portfolio companies. In addition, we may be required to accrue OID which decreases the balance on our secured loans by an amount equal to the value of the warrant investment we receive in connection with the applicable secured loan over its lifetime. To the extent we hold these equity related investments, we attempt to dispose of them and realize gains upon our disposition of them. However, the equity related investments we receive and make may not appreciate in value or may decline in value. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business or public offering, or if the portfolio company defaults under its outstanding indebtedness, which could materially decrease the value of, or prevent us from being able to sell, the underlying equity related investment. As a result, we may not be able to realize gains from our equity related investments and any gains that we do realize on the disposition of any equity related investment may not be sufficient to offset any other losses or OID we experience or accrue.

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

Our investment strategy contemplates making secured loans to companies with foreign operations. As of December 31, 2017, 19.9% of our portfolio consisted of companies not domiciled in the United States as they did not have their principal place of business in the United States. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies or U.S. companies with no foreign operations. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations in our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies or U.S. companies with no foreign operations.

We may expose ourselves to risks resulting from our use of interest rate hedging transactions.

As of December 31, 2017, 65% of our portfolio had a floating interest rate indexed to the prime rate. The remaining 35% of our portfolio had a fixed interest rate. Our Credit Facility bears interest at a floating rate indexed to LIBOR. We may utilize instruments such as interest rate swaps, caps, collars and/or floors to seek to hedge against fluctuations in the relative values of our fixed-rate portfolio positions and/or to hedge against the impact on our net investment income from changes in market interest rates. When we engage in interest rate hedging transactions, we may expose ourselves to risks associated with such transactions. We believe that any hedging transactions that we enter into in the future will not be considered “qualifying assets” under the 1940 Act, which may limit our hedging strategy more than other companies that are not subject to the 1940 Act.

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

The investments we make in accordance with our investment strategy may result in a higher amount of risk and higher volatility or loss of principal than alternative investment options. Our investments in venture growth stage companies with secured loans, warrant investments and direct equity investments may be speculative and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

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

The 2022 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2022 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2022 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2022 Notes.

An active trading market for the 2022 Notes may not develop or be sustained, which could limit the market price of the 2022 Notes or your ability to sell them.

Although the 2022 Notes are listed on the NYSE under the symbol “TPVY,” we cannot provide any assurances that an active trading market will develop or be sustained for the 2022 Notes or that any of the notes will be able to be sold. At various times, the 2022 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the 2022 Notes may be harmed.

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

Item 3.Legal Proceedings

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

		Closing Sales Price (2)		Premium/ (Discount) of High Sales	Premium/ (Discount) of Low Sales	Declared
Period	NAV (1)	High	Low	Price to NAV (3)	Price to NAV (3)	Distributions
Fourth Quarter of 2017	$13.25	$14.00	$12.69	5.7%	(4.2)%	$0.36
Third Quarter of 2017	$13.39	$14.15	$12.59	5.7%	(6.0)%	$0.36
Second Quarter of 2017	$13.52	$14.32	$13.08	5.9%	(3.3)%	$0.36
First Quarter of 2017	$13.38	$14.01	$12.16	4.7%	(9.1)%	$0.36
Fourth Quarter of 2016	$13.51	$12.99	$10.43	(3.8)%	(22.8)%	$0.36
Third Quarter of 2016	$13.44	$12.00	$10.45	(10.7)%	(22.2)%	$0.36
Second Quarter of 2016	$13.05	$10.87	$10.21	(16.7)%	(21.8)%	$0.36
First Quarter of 2016	$13.40	$12.17	$8.95	(9.2)%	(33.2)%	$0.36

__________________

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

On March 9, 2018, the reported sales price of our common stock was $11.65 per share. As of March 9, 2018, we had 23 stockholders of record.

Distributions

It is our intention to distribute all or substantially all of our taxable income earned over the course of the year. During the year ended December 31, 2017, we recorded $19 thousand for federal excise tax in our consolidated statements of operations. For the year ended December 31, 2017, total distributions of $1.44 per share were declared and paid. On March 12, 2018, we announced that our Board declared a first quarter 2018 dividend of $0.36 per share payable on April 6, 2018, to stockholders of record on March 23, 2018. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For purposes of issuing and publishing the Rule 19a-1 notice required under the 1940 Act, we will calculate both our current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constituted a return of capital to our stockholders. While such distributions are not taxable, they reduce a stockholder’s basis in his, her, or its shares of common stock, which may result in the stockholder recognizing more taxable capital gains, or a lower capital loss, when the shares of common stock are eventually sold.

We have elected to be treated, and intend to qualify annually, as a RIC under the Code, beginning with our taxable year ended December 31, 2014. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2014, 2015 and 2017, we were subject to a 4% U.S. excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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

The following table summarizes our cash distributions per share that have been authorized by our board of directors since our initial public offering. From March 5, 2014 (commencement of operations) to December 31, 2015 and during the year ended December 31, 2017, these distributions represent ordinary income as our earnings exceed distributions. Approximately $1.20 per share of the distributions during the year ended December 31, 2016 represent a return of capital.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
Total cash distributions				$5.54

_______________

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.

(2)	Represents a special distribution.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock from March 6, 2014 (the first day of trading following our initial public offering) to December 31, 2017 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 6, 2014, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph also assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Sections 18 of, the Exchange Act. The stock price performance included in this graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS

For the Period from March 5, 2014 (TPVG’s IPO) to December 31, 2017

Our IPO was priced at $15.00 per share and the chart is based on what our stock price was at the end of the first trading day, which was $15.65 per share.

Sales of Unregistered Securities

During the year ended December 31, 2017, we issued 81,461 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the year ended December 31, 2017 was approximately $1.0 million.

On October 25, 2017, we sold in a private placement transaction: (i) 1,594,007 shares of our common stock at a price of $13.54 per share to certain investment funds managed by the Alternative Investments & Manager Selection Group of Goldman Sachs Asset Management, L.P. and (ii) 73,855 shares of our common stock at a price of $13.65 per share to certain of our executive officers, for total gross proceeds of approximately $22.6 million. The private placement transaction was exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Regulation D thereunder. Proceeds from this private placement will be used to further grow our investment portfolio.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the fourth quarter of the fiscal year ended December 31, 2017.

Item 6.	Selected Financial Data

The following selected financial and other data for the years ended December 31, 2017, December 31, 2016, December 31, 2015, and the period from our commencement of operations to December 31, 2014, respectively, has been derived from our audited financial statements. This data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. Historical data is not necessarily indicative of results to be expected for any future period.

Selected Consolidated Financial Data (in thousands, except per share data)	For the Year Ended December 31, 2017 or as of December 31, 2017	For the Year Ended December 31, 2016 or as of December 31, 2016	For the Year Ended December 31, 2015 or as of December 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014 or as of December 31, 2014
Statement of Operations Data:
Total investment and other income	$51,510	$43,635	$42,086	$25,346
Base management fee	6,268	5,525	5,428	2,723
Income and capital gains incentive fee	5,614	2,775	4,064	2,865
Interest expense and amortization of fees	9,061	7,859	6,285	3,897
All other operating expenses	4,301	4,465	4,350	3,053
Net investment income	26,266	23,011	21,959	12,808
Net realized losses	(1,276)	(20,718)	(317)	—
Net change in unrealized gains (losses) on investments	(5,763)	8,833	(6,121)	1,483
Net increase in net assets resulting from operations	$19,227	$11,126	$15,521	$14,291
Share Data:
Net investment income per share	$1.61	$1.42	$1.46	$1.30
Net realized loss per share	$(0.01)	$(1.28)	$(0.02)	$—
Net change in unrealized gains (losses) per share	$(0.35)	$0.55	$(0.40)	$0.15
Net realized loss on extinguishment of debt per share	$(0.07)	$—	$—	$—
Net increase in net assets per share	$1.18	$0.69	$1.03	$1.45
Distributions per share	$1.44	$1.44	$1.44	$1.22
Basic and diluted weighted average shares of common stock outstanding	16,324	16,160	15,041	9,870
Common stock outstanding at period end	17,730	15,981	16,302	9,924
Balance Sheet Data at Period End:
Investments at fair value	$372,103	$374,311	$271,717	$257,971
Short-term investments at fair value	124,909	39,990	69,995	49,995
Cash and restricted cash	10,006	15,478	38,479	14,939
Other assets	3,266	4,443	2,132	3,424
Total assets	510,284	434,222	382,323	326,329
Revolving Credit Facility	67,000	115,000	18,000	118,000
2020 Notes, net	—	53,288	52,910	—
2022 Notes, net	72,433	—	—	—
Payable for U.S. Treasury bill assets	124,909	39,990	69,998	49,998
Other liabilities	10,997	10,081	9,769	13,352
Total liabilities	275,339	218,359	150,677	181,350
Net assets	$234,945	$215,863	$231,646	$144,979
Other Data:
Number of portfolio companies	42	33	34	27
Weighted average portfolio yield on debt investments during period	16.4%	14.4%	17.0%	15.4%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2014.

Our shares are currently listed on the New York Stock Exchange (the “NYSE”) under the symbol “TPVG”. Our 5.75% Notes due 2022 (the "2022 Notes") are currently listed on the NYSE under the symbol “TPVY”.

Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending with warrant investments to venture growth stage companies focused in technology, life sciences and other high growth industries that are backed by TPC’s select group of leading venture capital investors.

We serve as the primary financing source for the venture growth stage business segment of TriplePoint Capital’s global investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. TPC is located on Sand Hill Road in Silicon Valley and has a primary focus in technology, life sciences and other high growth industries.

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

Borrowings

In February 2014, we entered into a credit agreement with Deutsche Bank AG acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements (the “Revolving Credit Facility”). In August 2014, we amended the Revolving Credit Facility to increase the total commitments by $50.0 million to $200.0 million in aggregate. Effective as of a January 2016 amendment to the Revolving Credit Facility, borrowings under the Revolving Credit Facility bore interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 3.0% during the Revolving Credit Facility’s revolving period.

In January 2018 we amended and renewed the Revolving Credit Facility. MUFG Union Bank, N.A, replaced AloStar Bank of Commerce as a lender, under the amended Revolving Credit Facility. The amendment and renewal, among other things, increased the total commitment by $10.0 million to $210.0 million, extended the revolving period from February 21, 2018 to February 21, 2020, and extended the maturity date from February 21, 2019 to August 21, 2021. In addition, the amended Revolving Credit Facility includes a reduction in the undrawn rate from 0.75% to 0.50% and a reduction in the applicable margin during the revolving period to 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, and 3.00% if utilization is less than 50%. Borrowings under the Revolving Credit Facility are subject to its various covenants and the leverage restrictions contained in the 1940 Act.

On August 4, 2015, we completed a public offering of $50.0 million in aggregate principal amount of our 6.75% Notes due 2020 (the “2020 Notes”) and received net proceeds of $48.3 million after the payment of fees and offering costs. On September 2, 2015, we issued an additional $4.6 million in aggregate principal amount of our 2020 Notes and received net proceeds of approximately $4.5 million, after the payment of the underwriting sales load and offering costs, as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes. The interest on the 2020 Notes were payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015.

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

Portfolio Composition, Investment Activity and Asset Quality

Portfolio Composition

We originate and invest primarily in venture growth stage companies. Companies at the venture growth stage have distinct characteristics differentiating them from venture capital-backed companies at other stages in their development lifecycle. We invest primarily in (i) growth capital loans that have a secured collateral position and that are used by venture growth stage companies to finance their continued expansion and growth, (ii) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission-critical equipment, (iii) on a select basis, revolving loans that have a secured collateral position and that are used by venture growth stage companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or the equivalent and (iv) direct equity investments in venture growth stage companies. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns.

As of December 31, 2017, we had 106 investments in 42 companies. Our investments included 60 debt investments, 32 warrant investments, and 14 direct equity and related investments. As of December 31, 2017, the total cost and fair value of these investments were approximately $373.7 million and approximately $372.1 million, respectively. As of December 31, 2017, one of our portfolio companies was publicly traded. As of December 31, 2017, the 60 debt investments had an aggregate fair value of approximately $352.1 million and a weighted average loan to enterprise value ratio at the time of underwriting of approximately 7.4%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of borrower funding, at the time of origination.

As of December 31, 2016, we held 99 investments in 33. Our investments included 63 debt investments, 29 warrant investments, and seven direct equity and related investments. As of December 31, 2016, the total cost and fair value of these investments were approximately $370.1 million and approximately $374.3 million, respectively. As of December 31, 2016, one of our portfolio companies was publicly traded. As of December 31, 2016, the 63 debt investments with an aggregate fair value of approximately $360.0 million had a weighted average loan to enterprise value ratio at the time of underwriting of approximately 8.6%.

The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of December 31, 2017 and December 31, 2016.

	As of December 31, 2017
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$355,456	$352,052	$(3,404)	60	19
Warrant investments	9,074	11,062	1,988	32	32
Equity investments	9,139	8,989	(150)	14	11
Total Investments in Portfolio Companies	$373,669	$372,103	$(1,566)	106	42	*

	As of December 31, 2016
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$359,059	$360,007	$948	63	19
Warrant investments	8,034	8,238	204	29	29
Equity investments	3,023	6,066	3,043	7	6
Total Investments in Portfolio Companies	$370,116	$374,311	$4,195	99	33	*

______________

*	Represents non-duplicative number of companies.

The following tables present the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2017 and December 31, 2016.

	As of December 31, 2017
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Financial Institution and Services	$71,812	19.3%
Business Applications Software	51,915	14.0
Security Products	50,232	13.5
E-Commerce - Clothing and Accessories	43,824	11.8
Building Materials/Construction Machinery	40,366	10.8
Network Systems Management Software	30,021	8.1
Wireless Communications Equipment	16,768	4.5
Security Services	13,973	3.8
Biofuels / Biomass	13,878	3.7
Business to Business Marketplace	7,947	2.1
Entertainment	7,879	2.1
Database Software	6,952	1.9
Food & Drug	5,038	1.4
Restaurant / Food Service	2,686	0.7
Communications Software	1,993	0.5
E-Commerce - Personal Goods	1,613	0.4
General Media and Content	1,362	0.4
Household & Office Goods	1,022	0.3
Software Development Tools	1,020	0.3
Conferencing Equipment / Services	639	0.2
Travel & Arrangements/ Tourism	300	0.1
Travel & Leisure	253	0.1
Shopping Facilitators	250	*
Educational/Training Software	180	*
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Total portfolio company investments	$372,103	100.0%

______________

*	Amount represents less than 0.05% of the total portfolio investments.

	As of December 31, 2016
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Database Software	$50,888	13.6%
Business Applications Software	48,065	12.8
E-Commerce - Clothing and Accessories	45,969	12.3
Conferencing Equipment / Services	40,524	10.8
Security Services	34,122	9.1
Wireless Communications Equipment	29,422	7.9
Network Systems Management Software	27,947	7.5
Financial Institution and Services	25,122	6.7
E-Commerce - Personal Goods	22,076	5.9
Shopping Facilitators	20,838	5.6
Biofuels / Biomass	16,065	4.3
Entertainment	7,430	2.0
Restaurant / Food Service	3,146	0.8
General Media and Content	1,422	0.4
Software Development Tools	622	0.2
Travel and Leisure	298	0.1
Multimedia / Streaming Software	166	*
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Business to Business Marketplace	9	*
Total portfolio company investments	$374,311	100.0%

______________

*	Amount represents less than 0.05% of the total portfolio investments.

The following tables present the financing product type of our debt investments as of December 31, 2017 and December 31, 2016.

	As of December 31, 2017
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$299,305	85.0%
Equipment leases	9,694	2.8
Equipment loans	41,886	11.9
Convertible notes	1,167	0.3
Total debt investments	$352,052	100.0%

	As of December 31, 2016
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$341,006	94.7%
Equipment leases	15,303	4.3
Equipment loans	3,698	1.0
Total debt investments	$360,007	100.0%

Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent approximately 22.5% and 18.7% of the debt investments at fair value as of December 31, 2017 and December 31, 2016, respectively.

Investment Activity

During the year ended December 31, 2017, we entered into fifteen new debt commitments with twelve new portfolio companies and three existing portfolio companies totaling $329.9 million, funded thirty-six debt investments for approximately $231.8 million in principal value, acquired warrant investments representing approximately $3.8 million of value, and made nine equity and related investments of approximately $5.0 million and sold equity in one portfolio company for $4.5 million.

During the year ended December 31, 2016, we entered into seventeen new commitments with eight new portfolio companies and nine existing portfolio companies totaling $286.9 million, funded twenty-eight debt investments for approximately $158.3 million in principal value, acquired warrant investments representing approximately $2.5 million of value, and made two equity and related investments of approximately $0.2 million.

During the year ended December 31, 2017, one portfolio company repaid its outstanding growth capital loans at maturity in the amount of approximately $22.5 million, eight portfolio companies prepaid prior to maturity all of their outstanding growth capital loans of approximately $193.1 million, one portfolio company prepaid one of their equipment leases of approximately $0.6 million and one portfolio company made a partial principal prepayment of $1.8 million. In addition, during the year ended December 31, 2017, we received $2.4 million of cash proceeds and anticipate further distributions of $0.4 million from bankruptcy proceedings related to the liquidation of KnCMiner AB and converted any and all remaining receivables to an equity investment in GoGreenHost AB.

During the year ended December 31, 2016, three portfolio companies fully prepaid their outstanding principal of approximately $36.1 million and one portfolio company made a partial principal prepayment of its outstanding growth capital loan of $5.0 million.
Total portfolio investment activity for the years ended December 31, 2017 and December 31, 2016 was as follows:

	For the Year Ended December 31,
(in thousands)	2017	2016
Beginning portfolio at fair value	$374,311	$271,717
New debt investments	224,381	153,771
Scheduled principal payments from debt investments	(11,995)	(8,074)
Early principal payments, repayments and recoveries	(218,011)	(41,115)
Accretion of debt investment fees	2,962	6,358
Payment-in-kind coupon	2,124	2,856
New warrant investments	3,847	2,382
New equity investments	5,003	196
Proceeds from the sale of investments	(4,596)	(1,892)
Net realized gains (losses)	(162)	(20,719)
Net unrealized gains (losses) on investments	(5,761)	8,831
Ending portfolio at fair value	$372,103	$374,311

As of December 31, 2017, our unfunded commitments to ten companies totaled approximately $100.1 million. During the year ended December 31, 2017, $120.0 million in unfunded commitments expired or were terminated and approximately $231.8 million were funded.

As of December 31, 2016, our unfunded commitments to nine companies totaled approximately $117.4 million. During the year ended December 31, 2016, $161.2 million in unfunded commitments expired or were terminated and approximately $158.3 million were funded.

The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (in thousands)	As of December 31, 2017	As of December 31, 2016
Dependent on milestones	$18,000	$60,000
Expiring during:
2017	—	102,352
2018	87,097	10,000
2019	13,000	5,000

Growth capital loans	98,376	113,000
Equipment leases and loans	1,721	4,352

_______________

* Does not include backlog of potential future commitments.

Our credit agreements with our portfolio companies contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. We generally expect 65% - 75% of our gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrant investments received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of December 31, 2017 and December 31, 2016, the fair value for these unfunded commitments totaled approximately $1.3 million and $1.2 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the years ended December 31, 2017 and December 31, 2016.

Commitments and Fundings	For the Year Ended December 31,
(in thousands)	2017	2016
Debt Commitments
New portfolio companies	$307,879	$190,000
Existing portfolio companies	22,000	96,850
Total *	$329,879	$286,850

Funded Debt Investments	$231,758	$158,303

Equity Investments	$5,003	$195

Non-Binding Term Sheets	$514,718	$324,500

_______________

* Includes backlog of potential future commitments.

We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”).  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2017 and December 31, 2016, this backlog of potential future commitments totaled $35.4 million and $40.0 million, respectively.

Payables

On  December 31, 2017, we acquired $125.0 million in U.S. Treasury bills which we subsequently sold on January 3, 2018. On  December 31, 2016, we acquired $40.0 million in U.S. Treasury bills which we subsequently sold on January 4, 2017. The purchase and sale of U.S. Treasury bills were done to efficiently meet certain RIC diversification tests.

Asset Quality

Consistent with TPC’s existing policies, our Adviser maintains a credit watch list which places borrowers into five risk categories based on our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

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

As of December 31, 2017, the weighted average investment ranking of our debt investment portfolio was 2.02. During the year ended December 31, 2017, changes to portfolio companies within the credit categories, excluding fundings and repayments occurring within category White (2), consisted of: one portfolio company, with a principal balance of $13.1 million, was upgraded from White (2) to Clear (1); two portfolio companies, with a combined principal balance of $15.8 million were downgraded from White (2) to Yellow (3); one portfolio company rated Yellow (3), repaid its outstanding obligations, resulting in the removal of $22.5 million of principal balance from the credit watch list; one portfolio company, rated Orange (4), was removed from the credit watch list due to a distribution of proceeds from bankruptcy proceedings and the conversion of any and all remaining receivables from a debt investment to an equity instrument and two portfolio companies were removed from category Clear (1) due to payoffs of their outstanding obligations in the amount of $65.0 million.

During the year ended December 31, 2016, there were seven changes within the credit categories. Three portfolio companies, with a combined principal balance of $82.0 million was upgraded from White (2) to Clear (1). One portfolio company, with a principal balance of $41.6 million was downgraded from Clear (1) to White (2) and subsequently upgraded back to Clear (1). One portfolio company, with a principal balance of $31.2 million was upgraded from Orange (4) to Yellow (3). One portfolio company, with a principal balance of $20.5 million was downgraded from White (2) to Yellow (3). One portfolio company, with a principal balance of $5.6 million was downgraded from White (2) to Yellow (3) and subsequently to Orange (4).

The following tables show the credit rankings for the portfolio companies that had outstanding obligations to us as of December 31, 2017 and December 31, 2016.

	As of December 31, 2017
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$54,071	15.4%	3
White (2)	243,915	69.3	12
Yellow (3)	46,187	13.1	3
Orange (4)	7,879	2.2	1
Red (5)	—	—	—
	$352,052	100.0%	19

	As of December 31, 2016
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$129,878	36.1%	4
White (2)	166,908	46.4	11
Yellow (3)	51,014	14.2	2
Orange (4)	12,207	3.3	2
Red (5)	—	—	—
	$360,007	100.0%	19

Results of Operations

Comparison of operating results for the years ended December 31, 2017, December 31, 2016 and December 31, 2015

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

For the year ended December 31, 2017, our net increase in net assets resulting from operations was approximately $19.2 million, which was comprised of approximately $26.2 million of net investment income and approximately $7.0 million of net realized and unrealized losses. On a per share basis for the year ended December 31, 2017, net investment income was $1.61 per share and the net increase in net assets from operations was $1.18 per share. Our core net investment income for the year ended December 31, 2017 was approximately $26.2 million, or $1.61 per share (please refer to the reconciliation of net investment income to core net investment income below).

For the year ended December 31, 2016, our net increase in net assets resulting from operations was approximately $11.1 million, which was comprised of approximately $23.0 million of net investment income and approximately $11.9 million of net realized and unrealized losses. On a per share basis for the year ended December 31, 2016, net investment income was $1.42 per share and the net increase in net assets from operations was $0.69 per share. Our core net investment income for the year ended December 31, 2016 was approximately $23.0 million, or $1.42 per share (please refer to the reconciliation of net investment income to core net investment income below).

For the year ended December 31, 2015, our net increase in net assets resulting from operations was approximately $15.5 million, which was comprised of approximately $22.0 million of net investment income and approximately $6.4 million of net realized and unrealized losses. On a per share basis for the year ended December 31, 2015, net investment income was $1.46 per share and the net increase in net assets from operations was $1.03 per share. Our core net investment income for the year ended December 31, 2015 was approximately $21.6 million, or $1.44 per share (please refer to the reconciliation of net investment income to core net investment income below).

Investment Income

Total investment income for the year ended December 31, 2017 was approximately $51.5 million as compared to approximately $43.6 million and approximately $42.1 million for the years ended December 31, 2016 and December 31, 2015, respectively.

The increase in investment and other income for the year ended December 31, 2017 compared to the comparable period of 2016 of $7.9 million is primarily related to the acceleration of unamortized fees and other income due to higher prepayment activity between periods. The increase in total investment income for the year ended December 31, 2016 compared to the comparable period of 2015 of $1.5 million is primarily due to the increase in the average portfolio balance in 2016.

For the year ended December 31, 2017, we recognized approximately $1.5 million in other income consisting of approximately $0.5 million due to the termination or expiration of unfunded commitments and approximately $1.0 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity. For the year ended December 31, 2016, we recognized approximately $1.9 million in other income consisting of approximately $1.7 million due to the termination or expiration of unfunded commitments and approximately $0.2 million from the realization of certain fees paid by portfolio companies and other income. For the year ended December 31, 2015, we recognized approximately $2.2 million in other income consisting of approximately $1.7 million due to the termination or expiration of unfunded commitments and approximately $0.5 million from the realization of certain fees paid by portfolio companies and other income.

Operating Expenses

Total operating expenses consist of base management fee, income incentive fee, capital gains incentive fee, interest expense and amortization of fees, administration agreement expenses, and general and administrative expenses and is summarized in the statement of operations. In determining the base management fee, our Adviser has agreed to exclude the U.S. Treasury bill assets acquired at the end of the applicable quarters in 2017, 2016 and 2015 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will decrease over time as our portfolio and capital base expand. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. Capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expense will increase as we utilize more of the Revolving Credit Facility, and we expect expenses per the administration agreement and general and administrative expenses will increase to meet the additional requirements associated with servicing a larger portfolio.

Total operating expenses for the year ended December 31, 2017 were approximately $25.2 million as compared to approximately $20.6 million for the year ended December 31, 2016 and compared to approximately $20.1 million for the year ended December 31, 2015.

Base management fee totaled approximately $6.3 million, $5.5 million, and $5.4 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. Base management fee for the year ended December 31, 2017, as compared to December 31, 2016, increased primarily due to an increase in the average size of our portfolio between periods. Base management fee for the year ended December 31, 2016, as compared to December 31, 2015, increased primarily due to an increase in the average size of our portfolio.

Income incentive fee totaled approximately $5.6 million, $2.8 million, and $4.4 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. The increase in income based fees for the year ended December 31, 2017 from the comparable period in 2016 was primarily due to higher investment income from our investment portfolio driven by higher prepayment activity between periods. The decrease in income based fees for the year ended December 31, 2016 from the comparable period in 2015 was primarily related to the effect of the total return provision under the income component of our incentive fee structure. For the year ended December 31, 2017, our income incentive fee was reduced by $0.7 million due to the total return requirement under the income component of our incentive fee structure, which resulted in an increase of approximately $0.7 million or, $0.05 per share, in net income. For the year ended December 31, 2016, our income incentive fee was reduced by $2.0 million due to the total return requirement under the income component of our incentive fee structure, which resulted in approximately $2.0 million or, $0.12 per share, in net income.

There was no capital gains incentive fee expense calculated for the years ended December 31, 2017 and December 31, 2016. For the year ended December 31, 2015, we reversed previously accrued capital gains incentive fee of approximately $0.3 million.

Interest and fees on our borrowings totaled approximately $9.1 million, $7.9 million and $6.3 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. Interest and fee expense for the year ended December 31, 2017, as compared to December 31, 2016, increased due to a higher weighted average principal balance outstanding between periods related to the issuance of our 2022 Notes, increased use of our Revolving Credit Facility, offset by the redemption of our 6.75% Notes due 2020 (“2020 Notes”) during the year. The increase in weighted average debt outstanding was consistent with the increase in portfolio funding activity. Interest and fee expense for the year ended December 31, 2016, as compared to December 31, 2015, increased due to a higher weighted average principal balance outstanding and higher usage on our Revolving Credit Facility.

Administration agreement and general and administrative expenses totaled approximately $4.3 million, $4.5 million and $4.4 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. The decrease for the year ended December 31, 2017, as compared to December 31, 2016 was primarily due to lower overhead allocation between periods. The increase for the year ended December 31, 2016, as compared to December 31, 2015 was primarily due to increased use of professional services.

Net Realized Gains and Losses and Net Unrealized Gains and Losses

During the year ended December 31, 2017, we recognized net realized losses from the sale of investments of approximately $0.2 million, consisting of gross realized gains of $3.4 million from the sale of equity in one portfolio company, offset by gross realized losses of $3.6 million, of which $3.0 million consisted of warrant and equity investment losses related to the acquisition of 5 portfolio companies and $0.6 million related to the reversal of accrued loan modification fees in conjunction with the pay-off of one portfolio company. During the same period, we recognized a realized loss on debt extinguishment of approximately $1.1 million relating to the acceleration of unamortized fees on our 2020 Notes redemption.

During the year ended December 31, 2016, we recognized net realized losses of approximately $20.7 million, which consisted of realized losses on two debt investments of $20.4 million, and net realized losses of $1.5 million on warrant investments, which were offset by realized gains of $1.2 million on warrant and equity investments.

During the year ended December 31, 2015, we recognized net realized losses of approximately $0.3 million, which consisted of realized losses on one warrant investment.

Net change in unrealized losses during the year ended December 31, 2017 was approximately $5.8 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized gains of $5.9 million into income or realized gains from nine companies, offset by $0.1 million of net unrealized gains on the investment portfolio related to mark to market activity.

Net change in unrealized gains of approximately $8.8 million during the year ended December 31, 2016 consisted of $5.1 million related to the reversal and recognition of unrealized losses into realized losses and $3.7 million of net unrealized appreciation related to mark to market activity on the investment portfolio. Net change in unrealized losses of approximately $6.1 million during the year ended December 31, 2015 consisted of $0.1 million related to the reversal and recognition of unrealized losses into realized losses, offset by $6.2 million of net unrealized depreciation related to mark to market activity on the investment portfolio.

Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

The table below presents our statement of operations for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

Net Increase in Net Assets	For the Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Investment and Other Income
Interest income from investments	$50,035	$41,767	$39,904
Other income
Expirations / terminations of unfunded commitments	458	1,657	1,741
Other fees	1,017	211	441
Total Investment and Other Income	51,510	43,635	42,086

Operating Expenses
Base management fee	6,268	5,525	5,428
Income incentive fee	5,614	2,775	4,360
Capital gains incentive fee	—	—	(296)
Interest expense and amortization of fees	9,061	7,859	6,285
Administration agreement expenses	1,404	1,552	1,517
General and administrative expenses	2,897	2,913	2,833
Total Operating Expenses	25,244	20,624	20,127

Net investment income	26,266	23,011	21,959

Net realized and unrealized gains (losses)
Net realized (losses) on investments	(164)	(20,718)	(317)
Net change in unrealized (losses) gains on investments	(5,763)	8,833	(6,121)
Net realized loss on extinguishment of debt	(1,112)	—	—
Net realized and unrealized gains (losses)	(7,039)	(11,885)	(6,438)

Net Increase (Decrease) in Net Assets Resulting from Operations	$19,227	$11,126	$15,521

Net investment income per share	$1.61	$1.42	$1.46
Net increase (decrease) in net assets per share	$1.18	$0.69	$1.03
Core net investment income per share	$1.61	$1.42	$1.44
Weighted average shares of common stock outstanding	16,324	16,160	15,041

The table below reconciles generally accepted accounting principles in the United States of America ("GAAP”) net income to core net investment income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

Net Investment Income and Core Net Investment Income	For the Year Ended December 31,
(in thousands, except per share amounts)	2017	2016	2015
Net Investment Income	$26,266	$23,011	$21,959
Capital gains incentive fee	—	—	(296)
Core Net Investment Income	$26,266	$23,011	$21,663

Net Investment Income per Share	$1.61	$1.42	$1.46
Capital gains incentive fee per share	—	—	(0.02)
Core Net Investment Income per Share	$1.61	$1.42	$1.44

We believe an important measure of the investment income that we will be required to distribute each year is core net investment income, to the extent it is divergent from GAAP net investment income. Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fees on net unrealized gains. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. No capital gains incentive fee was earned or was payable during the years ended December 31, 2017 and December 31, 2016. Therefore, GAAP net investment income and core net investment income were the same during the respective periods. For the year ended December 31, 2015, we reversed previously accrued capital gains incentive fee of approximately $0.3 million.

Portfolio Yield and Total Return

Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, OID, facilities fees, and the amortization and payment of the end-of-term payments. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015 interest income totaled approximately $50.0 million, $41.8 million and $39.9 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 16.4%, 14.4% and 17.0%, respectively.

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

The yield on our portfolio, excluding the impact of prepayments, was approximately 13.2%, 13.7% and 15.4%, respectively, for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

The following table provides the weighted average annualized portfolio yield on our portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of end of term payments and the accelerated receipt of end of term payments on prepayments.

Returns on Net Asset Value and Total Assets	For the Year Ended December 31,
Portfolio Yield (1)	2017	2016	2015
Weighted average annualized portfolio yield on debt investments	16.4%	14.4%	17.0%
Coupon income	10.4%	10.4%	10.6%
Accretion of discount	0.8%	0.8%	0.8%
Accretion of end-of-term payments	2.0%	2.5%	4.0%
Impact of prepayments during the period	3.2%	0.7%	1.6%

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

For the year ended December 31, 2017, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 9.6% and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 20.4%. For the year ended December 31, 2016, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 8.9% and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 12.9%. For the year ended December 31, 2015, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 9.5% and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was (9.4)%.

The table below summarizes our return on average total assets and return on average NAV for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

Returns on Net Asset Value and Total Assets	For the Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Net investment income	$26,266	$23,011	$21,959
Net increase (decrease) in net assets	19,227	11,126	15,521

Average net asset value (1)	219,457	218,881	218,623
Average total assets (1)	356,324	327,798	305,118

Net investment income to average net asset value (2)	12.0%	10.5%	10.0%
Net increase (decrease) in net assets to average net asset value (2)	8.8%	5.1%	7.1%

Net investment income to average total assets (2)	7.4%	7.0%	7.2%
Net increase (decrease) in net assets to average total assets (2)	5.4%	3.4%	5.1%

_______________

(1)	The average net asset values and the average total assets are computed based on daily balances.
(2)	Percentage is presented on an annualized basis.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser’s professionals that are responsible for the portfolio investment;
•	Preliminary valuation conclusions are then documented and discussed with the Adviser’s senior investment team;
•	At least once annually, the valuation for each non-deminimis (greater than 1% of gross assets) portfolio investment will be reviewed by an independent valuation firm;
•	The Valuation Committee then reviews these preliminary valuations and makes fair value recommendations to the Board; and
•

The Board then discusses valuations and determines, in good faith, the fair value of each investment in our portfolio based on the input of the Adviser, the respective independent valuation firms and the Valuation Committee.

Debt Investments

The debt investments identified on the consolidated schedule of investments are loans and equipment financings made to venture growth stage companies focused in technology, life sciences and other high growth industries that are backed by a select group of leading venture capital investors. These investments are considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indices for these types of debt instruments and thus the Adviser’s senior management team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

To estimate the fair value of debt investments, we compare the cost basis of each debt investment, which includes OID, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions that are similar in nature to these debt investments, in order to determine a comparable range of effective market interest rates. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

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

Warrant Investments

The fair value of the warrant investments is primarily estimated using a Black Scholes option pricing model. Privately held warrant investments and equity-related securities are valued based on an analysis of various factors, but not limited to, the following:

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

•

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant investment price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant. Increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value.

•

The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. Increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value.

•

Other adjustments, including a marketability discount on private company warrant investments, are estimated based on the Adviser’s judgment about the general industry environment. Changes in this unobservable input could result in a significantly different fair value.

•

Historical portfolio experience on cancellations and exercises of warrant investments are utilized as the basis for determining the estimated life of the warrant investment in each financial reporting period. Warrant investments may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrant investment. Increases (decreases) in this unobservable input could result in a significantly higher (lower) fair value.

Under certain circumstances alternative techniques may be used to value certain warrant investments that better reflect the warrant investments’ fair values, such as an expected settlement of a warrant investment in the near term, a model that incorporates a put feature associated with the warrant, or the price paid or realized in a recently completed transaction or binding offer received in an arm’s length transaction. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option.

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

Equity Investments

The fair value of an equity investment in a privately held company is initially the amount invested. We adjust the fair value of equity investments in private companies upon the completion of a new third party round of equity financing subsequent to its investment. We may make adjustments to fair value, absent a new equity financing event, based upon positive or negative changes in a portfolio company’s financial or operational performance. We may also reference comparable transactions and/or secondary market transactions of comparable companies to estimate fair value. These valuation methodologies involve a significant degree of judgment. The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. There is no single standard for determining the estimated fair value of investments that do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

Income Recognition

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. OID, principally representing the estimated fair value of detachable equity or warrant investments obtained in conjunction with our debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, unamortized loan origination fees and unamortized market discounts are recorded as interest income. End-of-term payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted. Interest is accrued during the life of the loan on the end-of-term payment using the effective interest method as non-cash income. The EOT payment generally ceases accruing to the extent the borrower is unable to pay the remaining principal and interest due. The EOT payment may also include a cash success fee due upon the earlier of the maturity date of the loans or in the event of a certain milestone reached by the portfolio company.

For debt investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if it is deemed uncollectible.

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

U.S. Federal Income Taxes

We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M the Code, for U.S. federal income tax purposes, beginning with our taxable year ending December 31, 2014. Generally, a RIC is not subject to U.S. federal income taxes on the income and gains it distributes to stockholders if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any. Additionally, a RIC must distribute at least 98% of its ordinary income and 98.2% of its capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the RIC previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. We intend to distribute sufficient dividends to maintain our RIC status each year and do not anticipate paying any material U.S. federal income taxes in the future.

Liquidity and Capital Resources

During the year ended December 31, 2017, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $25.1 million and cash used by financing activities was approximately $30.5 million due to repayments under the Revolving Credit Facility of $48.0 million, approximately $22.6 million in distributions, $54.6 million due to the redemption of the 2020 Notes, $72.2 million of net proceeds from the issuance of the 2022 Notes, and $22.5 million in net proceeds from the issuance of common stock. As of December 31, 2017, cash, including restricted cash, was approximately $10.0 million.

During the year ended December 31, 2016, cash used by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $92.0 million and cash provided by financing activities was approximately $69.0 million due to borrowings under the Revolving Credit Facility of $97.0 million, approximately $5.4 million in repurchases of common stock, approximately $21.5 million in distributions, and approximately $1.1 million of deferred credit facility costs. As of December 31, 2016, cash, including restricted cash, was approximately $15.5 million.

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

Contractual Obligations

In February 2014, we entered into our Revolving Credit Facility which provided us with a $150.0 million commitment, subject to borrowing base requirements. In August 2014, we amended our Revolving Credit Facility to increase the total commitments available thereunder by $50.0 million to $200.0 million in aggregate. In January 2016, we amended and renewed our Revolving Credit Facility which included a reduction in the applicable margin from 3.50% to 3.00%. In January 2018, we amended and renewed our Revolving Credit Facility to increase the total commitments available by $10.0 million to $210.0 million which includes a reduction in the undrawn rate from 0.75% to 0.50% and a reduction in the applicable margin during the revolving period to 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, and 3.00% if utilization is less than 50%.

As of December 31, 2017 and December 31, 2016, we had outstanding borrowings of $67.0 million and $115.0 million, respectively, under our Revolving Credit Facility, which is included in the consolidated statements of assets and liabilities. We had $133.0 million and $85.0 million of remaining capacity on our Revolving Credit Facility as of December 31, 2017 and December 31, 2016, respectively.

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

The table below provides a summary of when payments are due under our Revolving Credit Facility, 2022 Notes and 2020 Notes as of December 31, 2017 and December 31, 2016.

Payments Due By Period	As of December 31, 2017
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$67,000	$—	$67,000	$—	$—
2022 Notes	74,750	—	—	74,750	—
Total	$141,750	$—	$67,000	$74,750	$—

Payments Due By Period	As of December 31, 2016
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$115,000	$—	$115,000	$—	$—
2020 Notes	54,625	—	—	54,625	—
Total	$169,625	$—	$115,000	$54,625	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of December 31, 2017 and December 31, 2016, our unfunded commitments totaled approximately $100.1 million to ten portfolio companies and $117.4 million to nine portfolio companies, respectively. See “-Investment Activity” above for additional information on our unfunded commitments.

Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Over time, we generally expect approximately 65% - 75% of our gross unfunded commitments to be drawn before the expiration of their corresponding availability periods. We evaluate funding needs and expectations for each company at the time of commitment and as the company progresses and develops during the availability period.

As of December 31, 2017, we had a payable of approximately $125.0 million in face value due January 3, 2018, for the acquisition of U.S. Treasury bills. On January 3, 2018, we sold the U.S. Treasury bills and settled the payable in full. As of December 31, 2016, we had a payable of approximately $40.0 million in face value due January 4, 2017, for the acquisition of U.S. Treasury bills. On January 4, 2017, we sold the U.S. Treasury bills and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received. As of December 31, 2017 and December 31, 2016, these outstanding obligations totaled approximately $2.8 million and $3.0 million, respectively.

Off-Balance Sheet Arrangements

Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2017 and December 31, 2016, our off-balance sheet arrangements consisted of approximately, $100.1 million and $117.4 million, respectively, of unfunded commitments, of which $18.0 million and $60.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements with our portfolio companies contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company.

The table below provides our unfunded commitments by customer as of December 31, 2017 and December 31, 2016.

Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	As of December 31, 2017	As of December 31, 2016
CrowdStrike,Inc.	—	5,000
Eero, Inc.	5,000	15,000
FabFitFun, Inc.	10,000	—
Farfetch UK Limited	—	5,000
FinancialForce.com,Inc.	—	15,000
Green Chef Corporation	—	10,000
Innovid, Inc.	3,000	—
MapR Technologies, Inc. (Equipment Lease)	1,721	4,352
Optoro, Inc.	—	25,000
Outfittery GMBH	2,376	—
PillPack, Inc.	30,000	—
Rent the Runway, Inc.	15,000	28,000
RetailNext, Inc.	3,000	—
Stance, Inc.	15,000	—
Varsity Tutors LLC	15,000	—
WorldRemit Ltd.	—	10,000
Total	$100,097	$117,352

_______________

*Does not include backlog of potential future commitments. Refer to “Investment Activity” above.

Distributions

We have elected to be treated, and intend to qualify annually, as a RIC under the Code, beginning with our taxable year ended December 31, 2014. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2014, 2015 and 2017, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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

The following table summarizes our cash distributions per share that have been authorized by our board of directors since our initial public offering. From March 5, 2014 (commencement of operations) to December 31, 2015 and during the year ended December 31, 2017, these distributions represent ordinary income as our earnings exceed distributions. Approximately $1.20 per share of the distributions during the year ended December 31, 2016 represent a return of capital.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
Total cash distributions				$5.54

______________

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.

(2)	Represents a special distribution.

For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 97.1%, 95.8%, and 95.1% of total distributions paid, respectively.

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

In the future, we may co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price. However, we, TPC and our Adviser have filed an exemptive application with the SEC to permit greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. On February 28, 2018, the SEC issued a public “notice” with regard to the exemptive application that we filed. Assuming that no requests for a hearing are received by the SEC in response to the notice, we expect the SEC to issue the exemptive order after the notice period expires on March 26, 2018.

We have also adopted a Code of Ethics that applies to our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Business Conduct and Ethics. As required by the NYSE corporate governance listing standards, the Audit Committee of our board of directors (the “Board”) is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Recent Accounting Pronouncements

In May 2014, The FASB issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers (Topic 606)” and subsequently issued several amendments to the standard. ASU 2014-9, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9, and the related amendments, is effective on January 1, 2018. We have elected to adopt this ASU on January 1, 2018, which did not have a material impact on our consolidated financial statements.

In October 2016, the SEC adopted new rules and forms and amended other rules to enhance the reporting and disclosure of information by registered investment companies. As part of these changes, the SEC amended Regulation S-X to standardize and enhance disclosures in investment company financial statements. Implementation of the new or amended rules is required for reporting periods ending after August 1, 2017. We have reviewed the requirements and adopted the amendments to Regulation S-X in our consolidated financial statements and related disclosures for the periods presented.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted. We have adopted this ASU, which did not have a material impact on our consolidated financial statements. Prior to adoption, we presented the change in restricted cash and cash equivalents separately as a cash flow from operating activity. Upon adoption, we included the restricted cash and cash equivalents in each of the balances of the cash, cash equivalents and restricted cash at the beginning of and end of periods and included the change in restricted cash and cash equivalents as part of the net change in cash, cash equivalents, and restricted cash in our Consolidated Statements of Cash Flows. and retrospectively restated the years ended December 31, 2016 and 2015.

Recent Developments

Dividends

On March 12, 2018, we announced that our Board declared a $0.36 per share regular quarterly dividend, payable on April 6, 2018 to stockholders of record on March 23, 2018.

Recent Portfolio Activity

From January 1, 2018 through March 12, 2018, we closed $85.0 million of additional debt commitments and funded $38.1 million in new investments. TPC’s direct originations platform entered into $100.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

Amendment to our Credit Facility

In January 2018, we amended and renewed the Revolving Credit Facility (the “Amended Credit Facility”). Under the Amended Credit Facility, Deutsche Bank AG, New York Branch serves as administrative agent and as a lender together with existing lenders KeyBank National Association and EverBank Commercial Lender Finance, Inc., and new lender MUFG Union Bank, N.A. The Amended Credit Facility, among other things, increased the total commitments by $10.0 million to $210.0 million, extended the revolving period from February 21, 2018 to February 21, 2020, and extended the maturity date from February 21, 2019 to August 21, 2021. In addition, the Amended Credit Facility includes a reduction in the undrawn rate from 0.75% to 0.50% and a reduction in the applicable margin during the revolving period to 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, and 3.00% if utilization is less than 50%. Borrowings under the Amended Credit Facility are subject to its various covenants and the leverage restrictions contained in the 1940 Act.

SEC Notice of Exemptive Application

On February 28, 2018, the SEC issued a public notice with regard to our exemptive application to permit co-investment with TPC and/or investment funds, accounts and investment vehicles managed by TPC with the exemptive order issuance expected after the notice period expires on March 26, 2018.

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

As of December 31, 2017, a majority of the debt investments (approximately 65% and approximately $231.2 million in principal balance) in our debt investment portfolio bore interest at floating rates, all of which have interest rate floors and some of them have interest rate caps for a limited period. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all of our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Revolving Credit Facility bears interest at a floating rate. Our 2022 Notes bear interest at a fixed rate. As of December 31, 2017, our floating rate borrowings totaled $67.0 million, so an increase in interest rates would currently benefit us as we would generate additional interest income in excess of the additional interest expense. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2017 consolidated statement of assets and liabilities.

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$6,058	$(2,038)	$4,020
Up 200 basis points	$4,039	$(1,359)	$2,680
Up 100 basis points	$2,019	$(679)	$1,340
Up 50 basis points	$1,010	$(340)	$670
Down 25 basis points	$(543)	$170	$(373)

This analysis is indicative of the potential impact on our investment income as of December 31, 2017, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2017, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

TriplePoint Venture Growth BDC Corp.

Menlo Park, California

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Venture Growth BDC Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017,  the consolidated financial highlights for the years ended December 31, 2017, 2016, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014, and the related notes. In our opinion, the consolidated financial statements and consolidated financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, and the financial highlights for the years ended December 31, 2017, 2016, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, California

March 12, 2018

We have served as the Company’s auditor since 2013.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2017	December 31, 2016

Assets
Investments at fair value (amortized cost of $373,669 and $370,116, respectively)	$372,103	$374,311
Short-term investments at fair value (cost of $124,909 and $39,990, respectively)	124,909	39,990
Cash	4,484	7,776
Restricted cash	5,522	7,702
Deferred credit facility costs	946	1,774
Prepaid expenses and other assets	2,320	2,669
Total assets	$510,284	$434,222

Liabilities
Revolving Credit Facility	$67,000	$115,000
2020 Notes, net	—	53,288
2022 Notes, net	72,433	—
Payable for U.S. Treasury bill assets	124,909	39,990
Base management fee payable	1,463	1,449
Income incentive fee payable	1,094	1,208
Accrued capital gains incentive fee	—	—
Payable to directors and officers	68	63
Other accrued expenses and liabilities	8,372	7,361
Total liabilities	$275,339	$218,359
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share (450,000 shares authorized; 17,730 and 15,981 shares issued and outstanding, respectively)	177	160
Paid-in capital in excess of par value	235,488	212,013
Undistributed net investment income	976	82
Accumulated net realized losses	(128)	(587)
Accumulated net unrealized (losses) gains on investments	(1,568)	4,195
Total net assets	$234,945	$215,863
Total liabilities and net assets	$510,284	$434,222

Net asset value per share	$13.25	$13.51

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2017	2016	2015
Investment income
Interest income from investments	$50,035	$41,767	$39,904
Other income
Expirations / terminations of unfunded commitments	458	1,657	1,741
Other fees	1,017	211	441
Total investment and other income	51,510	43,635	42,086

Operating expenses
Base management fee	6,268	5,525	5,428
Income incentive fee	5,614	2,775	4,360
Capital gains incentive fee	—	—	(296)
Interest expense and amortization of fees	9,061	7,859	6,285
Administration agreement expenses	1,404	1,552	1,517
General and administrative expenses	2,897	2,913	2,833
Total operating expenses	25,244	20,624	20,127

Net investment income	26,266	23,011	21,959

Net realized and unrealized gains (losses)
Net realized (losses) on investments	(164)	(20,718)	(317)
Net change in unrealized (losses) gains on investments	(5,763)	8,833	(6,121)
Net realized loss on extinguishment of debt	(1,112)	—	—
Net realized and unrealized gains (losses)	(7,039)	(11,885)	(6,438)

Net increase in net assets resulting from operations	$19,227	$11,126	$15,521

Basic and diluted net investment income per share	$1.61	$1.42	$1.46
Basic and diluted net increase in net assets per share	$1.18	$0.69	$1.03
Basic and diluted weighted average shares of common stock outstanding	16,324	16,160	15,041

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

	Common stock
	Shares	Par value	Paid-in capital in excess of par value	Undistributed net investment income	Realized gains (losses)	Accumulated net unrealized gains (losses) on investments	Net assets
Balance at December 31, 2014	9,924	$99	$142,635	$762	$—	$1,483	$144,979
Net increase (decrease) in net assets resulting from operations	—	—	—	21,959	(317)	(6,121)	15,521
Issuance of common stock	6,654	67	95,871	—	—	—	95,938
Distributions reinvested in common stock	190	2	2,246	—	—	—	2,248
Acquisition of common stock under repurchase plan	(466)	(5)	(5,547)	—	—	—	(5,552)
Distributions from net investment income	—	—	—	(21,488)	—	—	(21,488)
Balance at December 31, 2015	16,302	$163	$235,205	$1,233	$(317)	$(4,638)	$231,646
Net increase (decrease) in net assets resulting from operations	—	$—	$—	$23,011	$(20,718)	$8,833	$11,126
Issuance of common stock	—	—	—	—	—	—	—
Distributions reinvested in common stock	165	2	1,685	—	—	—	1,687
Acquisition of common stock under repurchase plan	(486)	(5)	(5,372)	—	—	—	(5,377)
Return of Capital	—	—	(19,419)	—	—	—	(19,419)
Distributions from net investment income	—	—	—	(3,800)	—	—	(3,800)
Tax reclassification	—	—	(86)	(20,362)	20,448	—	—
Balance at December 31, 2016	15,981	$160	$212,013	$82	$(587)	$4,195	$215,863
Net increase (decrease) in net assets resulting from operations	—	$—	$—	$26,266	$(1,276)	$(5,763)	$19,227
Issuance of common stock	1,668	16	22,456	—	—	—	22,472
Distributions reinvested in common stock	81	1	1,038	—	—	—	1,039
Acquisition of common stock under repurchase plan	—	—	—	—	—	—	—
Distributions from net investment income	—	—	—	(23,656)	—	—	(23,656)
Tax reclassification	—	—	(19)	(1,716)	1,735	—	—
Balance at December 31, 2017	17,730	$177	$235,488	$976	$(128)	$(1,568)	$234,945

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$19,227	$11,126	$15,521
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(233,232)	(156,349)	(101,095)
(Purchase) sale of short-term investments, net	(84,919)	30,007	(20,000)
Principal payments and proceeds from investments	234,594	49,475	90,357
Payment-in-kind interest on investments	(2,124)	(2,856)	(409)
Net change in unrealized losses (gains) on investments	5,763	(8,833)	6,121
Realized losses	1,276	20,718	317
Amortization and accretion of premiums and discounts, net	(2,305)	(2,220)	(1,788)
Accretion of end-of-term payments, net of prepayments	(660)	(4,138)	(7,249)
Amortization of debt fees and issuance costs	1,298	1,243	1,478
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	84,919	(30,008)	20,000
Prepaid expenses and other assets	349	(489)	(456)
Base management fee payable	14	74	(530)
Income incentive fee payable	(114)	(245)	(897)
Accrued capital gains incentive fee	—	—	(296)
Payable to directors and officers	5	(9)	(24)
Other accrued expenses and liabilities	1,011	492	(909)
Net cash provided by (used in) operating activities	25,102	(92,012)	141
Cash Flows from Financing Activities:
(Repayments) borrowings under revolving credit facility, net	(48,000)	97,000	(100,000)
Repurchase of common stock	—	(5,376)	(5,552)
Distributions paid, net	(22,617)	(21,533)	(19,240)
Deferred credit facility costs	—	(1,080)	(503)
Net proceeds from issuance of 2020 Notes	—	—	52,756
Repayment of 2020 Notes	(54,625)	—	—
Net proceeds from issuance of 2022 Notes	72,196	—	—
Net proceeds from issuance of common stock	22,472	—	95,938
Net cash (used in) provided by financing activities	(30,574)	69,011	23,399
Net change in cash and restricted cash	(5,472)	(23,001)	23,540
Cash and restricted cash at beginning of period	15,478	38,479	14,939
Cash and restricted cash at end of period	$10,006	$15,478	$38,479
Supplemental Disclosure of Non-Cash Financing Activities:
Distributions reinvested	$1,039	$1,687	$2,248

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,520	$6,345	$4,087

	For the Year Ended December 31,
	2017	2016	2015
Cash	$4,484	$7,776	$32,451
Restricted cash	5,522	7,702	6,028
Total cash and restricted cash shown in the statement of cash flows	$10,006	$15,478	$38,479
See Note 2. Significant Accounting Policies for a description of cash and restricted cash.

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands)

As of December 31, 2017

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (7)	Fair Value	Maturity Date
Debt Investments
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (7.00% interest rate, 9.00% EOT payment)	$13,251	$14,438	$13,878	4/30/2020
Total Biofuels / Biomass - 5.91%*			13,251	14,438	13,878
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	13,276	12,882	12,961	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	6,356	6,157	6,194	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	8,568	8,271	8,323	7/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	1,935	1,853	1,863	9/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,379	2,265	2,266	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	1,908	1,812	1,813	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,724	2,579	2,578	12/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,854	2,702	2,701	12/31/2021
	Building Materials/Construction Machinery	Convertible Note (10.10% PIK interest rate, 14.00% EOT Payment)	1,057	1,080	1,167	1/25/2020
Total Building Materials/Construction Machinery - 16.97%*			41,057	39,601	39,866
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,650	14,829	12/31/2020
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,476	14,653	6/30/2021
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,367	14,464	9/30/2021
			45,000	43,493	43,946
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate,10.00% EOT payment)	1,208	1,455	1,461	9/30/2018
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	89	89	90	1/31/2019
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	1,169	1,169	1,178	6/30/2019
	Business Applications Software	Equipment Loan (6.50% interest rate,10.00% EOT payment)	533	573	575	6/30/2019
	Business Applications Software	Equipment Lease (8.50% interest rate, 10.00% EOT payment) (1)	142	142	142	12/31/2019
	Business Applications Software	Equipment Loan (6.75% interest rate,10.00% EOT payment)	244	253	254	10/31/2019
	Business Applications Software	Equipment Lease (8.75% interest rate, 10.00% EOT payment) (1)	414	414	415	4/30/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	125	127	127	1/31/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	509	510	511	7/31/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	774	771	770	4/30/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	405	405	406	10/31/2020
			5,612	5,908	5,929
Total Business Applications Software - 21.23%*			50,612	49,401	49,875
Business to Business Marketplace
RetailNext, Inc.	Business to Business Marketplace	Growth Capital Loan (Prime + 7.50% interest rate, 8.50% EOT payment)	8,000	7,861	7,858	11/30/2020
Total Business to Business Marketplace - 3.34%*			8,000	7,861	7,858
Database Software
SimpliVity Corporation	Database Software	Equipment Lease (6.75% interest rate, 10.00% EOT payment) (1)	1,677	1,677	1,802	12/31/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	781	781	836	12/31/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	557	557	603	2/28/2019
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	35	35	38	3/31/2019
	Database Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	3,348	3,348	3,673	9/30/2018
Total Database Software - 2.96%*			6,398	6,398	6,952
E-Commerce - Clothing and Accessories
Outfittery GMBH (1) (2) (3)	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.25% interest rate, 9.00% EOT payment)	7,127	6,788	6,852	8/31/2021
			7,127	6,788	6,852
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	9,211	9,642	9,879	11/30/2018
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	6,000	6,147	6,354	6/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	2,000	2,029	2,112	10/31/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 4.50% EOT payment)	4,000	4,008	4,096	11/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.50% interest rate, 5.25% EOT payment)	5,500	5,212	5,236	6/30/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.50% interest rate, 5.25% EOT payment)	4,500	4,228	4,230	9/30/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.50% interest rate, 10.25% EOT payment)	3,000	2,959	2,959	10/31/2021
			34,211	34,225	34,866
Total E-Commerce - Clothing and Accessories - 17.76%*			41,338	41,013	41,718
Entertainment
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	9,423	10,323	7,879	1/31/2019
Total Entertainment - 3.35%*			9,423	10,323	7,879
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Growth Capital Loan (8.75% interest rate, 3.05% EOT payment)	10,000	9,912	9,910	3/31/2019
	Financial Institution and Services	Growth Capital Loan (8.75% interest rate, 3.05% EOT payment)	10,000	9,867	9,864	5/31/2019
			20,000	19,779	19,774
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	18,000	17,542	17,536	12/31/2020
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,270	5,313	12/31/2018
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,143	5,231	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,138	5,231	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,039	5,166	11/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 3.75% interest rate, 4.00% EOT payment)	5,000	5,105	5,111	3/31/2018
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 4.00% EOT payment)	5,000	4,916	4,940	7/31/2020
			30,000	30,611	30,992
Total Financial Institution and Services - 29.07%*			68,000	67,932	68,302
See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands)

As of December 31, 2017

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (7)	Fair Value	Maturity Date
Debt Investments (continued)
Food & Drug
PillPack, Inc.	Food & Drug	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% EOT payment)	5,000	4,956	4,983	8/31/2020
Total Food & Drug - 2.12%*			5,000	4,956	4,983
Network Systems Management Software
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	5,000	5,000	4,994	4/4/2020
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	22,212	22,212	20,028	4/4/2021
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	5,329	5,329	4,601	4/4/2021
Total Network Systems Management Software - 12.61%*			32,541	32,541	29,623
Restaurant / Food Service
Munchery, Inc.	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% interest rate, 8.75% EOT payment)	2,589	2,697	2,686	6/30/2019
Total Restaurant / Food Service - 1.14%*			2,589	2,697	2,686
Security Products
Ring, Inc.	Security Products	Growth Capital Loan (Prime + 2.75% interest rate, 3.50% EOT payment)	20,000	20,065	20,094	8/31/2018
	Security Products	Growth Capital Loan (Prime + 5.50% interest rate, 6.75% EOT payment)	5,000	4,929	4,931	4/30/2021
	Security Products	Growth Capital Loan (Prime + 5.00% interest rate, 5.00% EOT payment)	25,000	24,440	24,454	10/31/2020
Total Security Products - 21.06%*			50,000	49,434	49,479
Security Services
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	$7,269	$7,713	$7,713	9/30/2019
	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	4,401	4,540	4,540	2/29/2020
Total Security Services - 5.22%*			11,670	12,253	12,253
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.75% interest rate)	6,701	6,701	6,701	12/31/2021
Eero, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 8.25% interest rate)	10,000	9,907	9,999	11/30/2019
Total Wireless Communications Equipment - 7.11%*			16,701	16,608	16,700
Total Debt Investments - 149.84%*			$356,580	$355,456	$352,052

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands)

As of December 31, 2017

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost (7)	Fair Value
Warrant Investments
Advertising / Marketing
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	$33	$106
Total Advertising / Marketing - 0.05%*			48,500	33	106
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Preferred Stock	2,222,222	500	500
Total Building Materials/Construction Machinery - 0.21%*			2,222,222	500	500
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Preferred Stock	547,440	1,540	1,655
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	250,365	40	54
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	76
Total Business Applications Software - 0.80%*			1,250,271	1,639	1,880
Business to Business Marketplace
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	9
RetailNext, Inc.	Business to Business Marketplace	Preferred Stock	89,760	80	80
Total Business to Business Marketplace - 0.04%*			100,106	120	89
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.) (2)	Conferencing Equipment / Services	Preferred Stock	323,381	670	639
Total Conferencing Equipment / Services - 0.27%*			323,381	670	639
E-Commerce - Clothing and Accessories
FabFitFun, Inc. (2)	E-Commerce - Clothing and Accessories	Preferred Stock	9,700	123	123
JackThreads, Inc. (2)	E-Commerce - Clothing and Accessories	Common Stock	283,401	88	—
Outfittery GMBH (1) (2) (3) (6)	E-Commerce - Clothing and Accessories	Cash Exit Fee	—	404	407
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	88,037	213	520
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	116,047	793	1,015
Stance, Inc. (2)	E-Commerce - Clothing and Accessories	Preferred Stock	75,000	41	41
Total E-Commerce - Clothing and Accessories - 0.90%*			572,185	1,662	2,106
E-Commerce - Personal Goods
Birchbox, Inc. (2)	E-Commerce - Personal Goods	Preferred Stock	60,052	690	1,175
Total E-Commerce - Personal Goods - 0.50%*			60,052	690	1,175
Educational/Training Software
Varsity Tutors LLC (2) (6)	Educational/Training Software	Preferred Stock	240,590	65	180
Total Educational/Training Software - 0.08%*			240,590	65	180
Entertainment
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	9,754	751	—
Total Entertainment - 0.00%*			9,754	751	—
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Preferred Stock	180,865	241	241
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Preferred Stock	16,955	320	320
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	128,288	382	536
Total Financial Institution and Services - 0.47%*			326,108	943	1,097
Food & Drug
PillPack, Inc.	Food & Drug	Common Stock	28,297	55	55
Total Food & Drug - 0.02%*			28,297	55	55
General Media and Content
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	38
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	774,352	624	1,324
Total General Media and Content - 0.58%*			846,586	655	1,362
Medical Software and Information Services
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	112	74
Total Medical Software and Information Services - 0.03%*			31,063	112	74
Restaurant / Food Service
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	21,537	45	—
Total Restaurant / Food Service - 0.00%*			21,537	45	—
Security Products
Ring, Inc.	Security Products	Preferred Stock	288,530	525	753
Total Security Products - 0.32%*			288,530	525	753
Security Services
CrowdStrike, Inc. (2)	Security Services	Preferred Shares	99,344	72	261
Forgerock, Inc.	Security Services	Preferred Stock	195,992	155	459
Total Security Services - 0.31%*			295,336	227	720
Shopping Facilitators
Farfetch UK Limited (1) (2) (3)	Shopping Facilitators	Preferred Stock	37,998	170	250
Total Shopping Facilitators - 0.11%*			37,998	170	250
Travel & Leisure
Inspirato, LLC (2)	Travel & Leisure	Preferred Units	1,994	37	8
Total Travel & Leisure - 0.00%*			1,994	37	8
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	—
Eero, Inc.	Wireless Communications Equipment	Preferred Stock	63,204	80	68
Total Wireless Communications Equipment - 0.03%*			96,204	175	68
Total Warrant Investments - 4.71%*				$9,074	$11,062

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands)

As of December 31, 2017

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost (7)	Fair Value
Equity Investments (2)
Business Applications Software
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	39,018	$161	$160
Total Business Applications Software - 0.07%*			39,018	161	160
Communications Software
Pluribus Networks, Inc.	Communications Software	Preferred Stock	722,073	2,000	1,993
Total Communications Software - 0.85%*			722,073	2,000	1,993
E-Commerce - Personal Goods
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	250	319
Birchbox, Inc.	E-Commerce - Personal Goods	Convertible Note (8.00% interest rate)	—	45	119
Total E-Commerce - Personal Goods - 0.19%*			2,839	295	438
Financial Institution and Services
GoGreenHost AB (1) (3)	Financial Institution and Services	Preferred Stock	1	2,441	2,121
Revolut Ltd. (1) (3)	Financial Institution and Services	Preferred Stock	25,920	292	292
Total Financial Institution and Services - 1.03%*			25,921	2,733	2,413
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	8,000	250	262
Casper Sleep Inc.	Household & Office Goods	Common Stock	26,669	750	760
Total Household & Office Goods - 0.44%*			34,669	1,000	1,022
Network Systems Management Software
Cohesity Inc.	Network Systems Management Software	Preferred Stock	60,342	400	398
Total Network Systems Management Software - 0.17%*			60,342	400	398
Security Services
CrowdStrike, Inc.	Security Services	Preferred Stock	87,849	500	500
	Security Services	Common Stock	97,656	500	500
Total Security Services - 0.43%*			185,505	1,000	1,000
Software Development Tools
MongoDB, Inc. (5)	Software Development Tools	Common Stock	37,371	1,000	1,020
Total Software Development Tools - 0.43%*			37,371	1,000	1,020
Travel & Arrangements/ Tourism
GoEuro Corp.	Travel & Arrangements/ Tourism	Preferred Stock	2,362	300	300
Total Travel & Arrangements/ Tourism - 0.13%*			2,362	300	300
Travel & Leisure
Inspirato, LLC (1) (4)	Travel & Leisure	Preferred Units	1,948	250	245
Total Travel & Leisure - 0.10%*			1,948	250	245
Total Equity Investments - 3.83%*				$9,139	$8,989

Total Investments in Portfolio Companies - 158.39%*				$373,669	$372,103

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$125,000 Face Value, Maturity Date 1/25/2018, Yield to Maturity 1.20%			$124,909	$124,909
Total Short-Term Investments - 53.17%*				$124,909	$124,909

Total Investments - 211.56%*				$498,578	$497,012

______________

(1)

Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2017, non-qualifying assets as a percentage of total assets were 16.4%.

(2)	As of December 31, 2017, these debt investments, warrant and equity investments, and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.
(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)	Entity is publicly traded and listed on The Nasdaq Global Select Market (the “NASDAQ”).
(6)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(7)

Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $5.8 million, $7.4 million and $1.6 million respectively. The tax cost of investments is $498.6 million.

*	Value as a percentage of net assets.

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands)

As of December 31, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (9)	Fair Value	Maturity Date
Debt Investments
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (13.00% interest rate, 9.00% EOT payment)	$15,000	$16,121	$16,065	11/30/2017
Total Biofuels / Biomass - 7.44%*			15,000	16,121	16,065
Business Applications Software
Birst, Inc.	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	10,000	10,086	10,109	11/30/2017
	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	15,000	14,908	14,990	3/31/2019
	Business Applications Software	Growth Capital Loan (Prime + 6.90% interest rate, 2.00% EOT payment)	2,000	1,983	1,995	6/30/2019
			27,000	26,977	27,094
FinancialForce.com, Inc.	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,308	14,396	12/31/2020
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate,10.00% EOT payment)	2,708	2,810	2,853	9/30/2018
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	145	145	146	1/31/2019
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	1,434	1,434	1,441	6/30/2019
	Business Applications Software	Equipment Loan (6.50% interest rate,10.00% EOT payment)	860	845	845	6/30/2019
	Business Applications Software	Equipment Lease (8.50% interest rate, 10.00% EOT payment) (1)	135	135	135	12/31/2019
			5,282	5,369	5,420
Total Business Applications Software - 21.73%*			47,282	46,654	46,910
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Conferencing Equipment / Services	Growth Capital Loan (11.25% interest rate, 2.85% EOT payment)	30,000	29,453	30,096	9/30/2019
	Conferencing Equipment / Services	Growth Capital Loan (11.50% interest rate, 2.85% EOT payment)	5,000	4,900	4,898	9/30/2019
	Conferencing Equipment / Services	Growth Capital Loan (11.50% interest rate, 2.85% EOT payment)	5,000	4,899	4,897	9/30/2019
Total Conferencing Equipment / Services - 18.48%			40,000	39,252	39,891
Database Software
SimpliVity Corporation	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	7,000	7,241	7,631	6/30/2018
	Database Software	Growth Capital Loan (10.00% interest rate, 8.50% EOT payment)	3,000	3,074	3,271	10/31/2018
	Database Software	Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	7,000	7,175	7,684	10/31/2018
	Database Software	Growth Capital Loan (11.50% interest rate, 9.00% EOT payment)	3,000	3,057	3,293	12/31/2018
	Database Software	Growth Capital Loan (12.75% interest rate, 9.50% EOT payment)	10,000	10,158	11,047	1/31/2019
	Database Software	Equipment Lease (6.75% interest rate, 10.00% EOT payment) (1)	2,808	2,808	3,176	12/31/2018
	Database Software	Equipment Lease (6.75% interest rate, 7.50% EOT payment) (1)	1,939	1,939	2,133	6/30/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	1,311	1,311	1,475	12/31/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	885	885	1,010	2/28/2019
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	54	54	61	3/31/2019
	Database Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	4,556	4,554	5,677	9/30/2018
Total Database Software - 21.52%*			41,553	42,256	46,458
E-Commerce - Clothing and Accessories
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (11.50% interest rate, 13.42% EOT payment)	684	809	789	6/30/2017
	E-Commerce - Clothing and Accessories	Growth Capital Loan (11.50% interest rate, 13.69% EOT payment)	1,475	1,725	1,688	6/30/2017
	E-Commerce - Clothing and Accessories	Growth Capital Loan (13.00% interest rate, 15.50% EOT payment)	2,000	2,232	2,255	8/31/2017
	E-Commerce - Clothing and Accessories	Growth Capital Loan (13.00% interest rate, 16.00% EOT payment)	5,000	5,545	5,606	11/30/2017
	E-Commerce - Clothing and Accessories	Growth Capital Loan (13.00% interest rate, 16.50% EOT payment)	5,000	5,504	5,574	2/28/2018
	E-Commerce - Clothing and Accessories	Growth Capital Loan (13.00% interest rate, 11.61% EOT payment)	4,114	4,548	4,571	6/30/2017
	E-Commerce - Clothing and Accessories	Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	36	36	37	3/31/2017
	E-Commerce - Clothing and Accessories	Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	7	7	7	6/30/2017
	E-Commerce - Clothing and Accessories	Equipment Lease (7.50% interest rate, 15.00% EOT payment) (1)	5	5	5	7/31/2017
			18,321	20,411	20,532
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	10,000	10,116	10,554	11/30/2018
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	6,000	5,970	6,221	6/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	2,000	1,972	2,065	10/31/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 4.50% EOT payment)	4,000	3,934	4,034	11/30/2019
			22,000	21,992	22,874
Total E-Commerce - Clothing and Accessories - 20.11%*			40,321	42,403	43,406
E-Commerce - Personal Goods
Birchbox, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (10.00% interest rate, 8.00% EOT payment)	5,000	5,104	5,095	2/28/2019
	E-Commerce - Personal Goods	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)	5,000	5,111	5,057	2/28/2019
	E-Commerce - Personal Goods	Growth Capital Loan (10.25% interest rate, 8.00% EOT payment)	10,000	10,082	10,096	7/31/2019
Total E-Commerce - Personal Goods - 9.38%*			20,000	20,297	20,248
Entertainment
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (12.00% interest rate, 9.50% EOT payment)	9,000	9,781	7,430	6/30/2017
Total Entertainment - 3.44%*			9,000	9,781	7,430
Financial Institution and Services
KnCMiner AB (1) (3) (7)	Financial Institution and Services	Growth Capital Loan (9.00% interest rate, 6.00% EOT payment)	3,758	3,809	3,231	6/30/2018
	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	1,798	1,795	1,546	6/30/2018
			5,556	5,604	4,777
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,075	5,088	12/31/2018
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,950	5,005	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,941	5,005	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	4,851	4,940	11/30/2019
			20,000	19,817	20,038
Total Financial Institution and Services - 11.50%*			25,556	25,421	24,815
Network Systems Management Software
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	5,000	5,000	4,994	4/4/2020
	Network Systems Management Software	Growth Capital Loan (5.00% interest rate) (5)	21,155	21,155	18,662	4/4/2021
	Network Systems Management Software	Growth Capital Loan (5.00% interest rate) (5)	5,076	5,076	4,291	4/4/2021
Total Network Systems Management Software - 12.95%*			31,231	31,231	27,947
Restaurant / Food Service
Munchery, Inc.	Restaurant / Food Service	Growth Capital Loan (Prime + 7.00% interest rate, 6.75% EOT payment)	3,000	2,972	3,003	6/30/2019
Total Restaurant / Food Service - 1.39%*			3,000	2,972	3,003
Security Services
CrowdStrike, Inc.	Security Services	Growth Capital Loan (Prime + 7.75% interest rate, 0.50% EOT payment)	20,000	18,715	18,715	12/31/2020
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	10,000	10,085	10,150	9/30/2019
	Security Services	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	5,000	4,948	4,976	2/29/2020
			15,000	15,033	15,126
Total Security Services - 15.68%*			35,000	33,748	33,841

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands)

As of December 31, 2016

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (9)	Fair Value	Maturity Date
Debt Investments (continued)
Shopping Facilitators
Farfetch UK Limited (1) (3)	Shopping Facilitators	Growth Capital Loan (Prime + 8.25% interest rate, 9.00% EOT payment)	$10,000	$9,975	$10,410	3/31/2020
	Shopping Facilitators	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	5,000	5,008	5,211	1/31/2020
	Shopping Facilitators	Growth Capital Loan (Prime + 6.75% interest rate, 8.50% EOT payment)	5,000	4,842	5,034	6/30/2020
Total Shopping Facilitators - 9.57%*			20,000	19,825	20,655
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.75% interest rate)	6,045	6,271	6,271	12/31/2017
Xirrus, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 12.04% EOT payment) (5)	1,378	1,719	1,684	12/31/2016 (8)
	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 13.01% EOT payment) (5)	3,029	3,627	3,566	12/31/2016 (8)
	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 13.75% EOT payment) (5)	3,547	4,135	4,106	3/31/2017
	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.25% interest rate, 15.82% EOT payment) (5)	9,982	10,794	11,224	12/31/2017
	Wireless Communications Equipment	Growth Capital Loan (12.00% interest rate) (2) (5)	2,564	2,552	2,487	10/16/2017
			20,500	22,827	23,067
Total Wireless Communications Equipment - 13.59%*			26,545	29,098	29,338
Total Debt Investments - 166.78%*			$354,488	$359,059	$360,007

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands)

As of December 31, 2016

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost (9)	Fair Value
Warrant Investments
Advertising / Marketing
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	$35	$106
Total Advertising / Marketing - 0.05%*			48,500	35	106
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Common Stock	350	77	—
Total Biofuels / Biomass - 0.00%*			350	77	—
Business Applications Software
Birst, Inc.	Business Applications Software	Preferred Stock	428,491	129	39
FinancialForce.com, Inc. (2)	Business Applications Software	Preferred Stock	195,170	508	508
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	256,388	42	92
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	87
Total Business Applications Software - 0.38%*			1,332,515	738	821
Business to Business Marketplace
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	9
Total Business to Business Marketplace - 0.00%*			10,346	40	9
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Conferencing Equipment / Services	Preferred Stock	323,471	670	633
Total Conferencing Equipment / Services - 0.29%*			323,471	670	633
Database Software
SimpliVity Corporation	Database Software	Preferred Stock	770,201	936	—
Total Database Software - 0.00%*			770,201	936	—
E-Commerce - Clothing and Accessories
JackThreads, Inc. (2)	E-Commerce - Clothing and Accessories	Common Stock	283,401	88	77
ModCloth, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	5,590,041	746	503
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	88,037	213	828
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	82,891	331	1,155
Total E-Commerce - Clothing and Accessories - 1.19%*			6,044,370	1,378	2,563
E-Commerce - Personal Goods
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	60,052	690	1,406
Total E-Commerce - Personal Goods - 0.65%*			60,052	690	1,406
Entertainment
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	287,187	751	—
Total Entertainment - 0.00%*			287,187	751	—
Financial Institution and Services
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	96,216	279	307
Total Financial Institution and Services - 0.14%*			96,216	279	307
General Media and Content
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	28
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	774,352	624	1,394
Total General Media and Content - 0.66%*			846,586	655	1,422
Medical Software and Information Services
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	112	74
Total Medical Software and Information Services - 0.03%*			31,063	112	74
Multimedia / Streaming Software
Shazam Entertainment Limited (1) (2) (3)	Multimedia / Streaming Software	Ordinary Shares	2,669,479	134	166
Total Multimedia / Streaming Software - 0.08%*			2,669,479	134	166
Restaurant / Food Service
Green Chef Corporation (2)	Restaurant / Food Service	Preferred Stock	315,211	98	98
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	222,640	45	45
Total Restaurant / Food Service - 0.07%*			537,851	143	143
Security Services
CrowdStrike, Inc.	Security Services	Preferred Shares	99,344	72	72
Forgerock, Inc.	Security Services	Preferred Stock	97,996	155	209
Total Security Services - 0.13%*			197,340	227	281
Shopping Facilitators
Farfetch UK Limited (1) (3)	Shopping Facilitators	Preferred Stock	37,998	170	183
Total Shopping Facilitators - 0.08%*			37,998	170	183
Travel and Leisure
Inspirato, LLC (2)	Travel and Leisure	Preferred Units	1,994	37	40
Total Travel and Leisure - 0.02%*			1,994	37	40
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	4
Eero, Inc. (2)	Wireless Communications Equipment	Preferred Stock	35,446	80	80
Xirrus, Inc.	Wireless Communications Equipment	Preferred Stock	6,446,763	787	—
Total Wireless Communications Equipment - 0.04%*			6,515,209	962	84
Total Warrant Investments - 3.82%*				$8,034	$8,238
See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands)

As of December 31, 2016

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost (9)	Fair Value
Equity Investments (2)
Business Applications Software
Birst, Inc.	Business Applications Software	Preferred Stock	42,801	$250	$184
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	36,264	150	150
Total Business Applications Software - 0.15%*			79,065	400	334
Database Software
Nutanix, Inc. (6)	Database Software	Common Stock	173,731	1,078	4,430
Total Database Software - 2.05%*			173,731	1,078	4,430
E-Commerce - Personal Goods
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	250	292
Birchbox, Inc.	E-Commerce - Personal Goods	Convertible Note (8.00% interest rate)	—	45	130
Total E-Commerce - Personal Goods - 0.20%*			2,839	295	422
Software Development Tools
Inspirato, LLC (1) (4)	Travel and Leisure	Preferred Units	1,948	250	258
Total Software Development Tools - 0.12%*			1,948	250	258
Software Development Tools
MongoDB, Inc.	Software Development Tools	Common Stock	74,742	1,000	622
Total Software Development Tools - 0.29%*			74,742	1,000	622
Total Equity Investments - 2.81%*				$3,023	$6,066

Total Investments in Portfolio Companies - 173.40%*				$370,116	$374,311

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$40,000 Face Value Maturity Date 1/26/2017 Yield to Maturity 0.40%			$39,990	$39,990
Total Short-Term Investments - 18.53%*				$39,990	$39,990

Total Investments - 191.93%*				$410,106	$414,301

______________

(1)

Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2016, non-qualifying assets as a percentage of total assets were 17.4%.

(2)	As of December 31, 2016, these debt investments, warrant and equity investments, and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.
(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)	Debt investment has a payment-in-kind (“PIK”) feature
(6)	Entity is publicly traded and listed on The Nasdaq Global Select Market (the “NASDAQ”).
(7)

As of December 31, 2016, the Company’s debt investments in KnCMiner AB include risk and time discounted expected recoveries of cash from completed asset sales and equity in GoGreenHost AB (fka GoGreen Light AB), which acquired certain assets from KnCMiner AB.

(8)	The maturity date was extended to March 31, 2017 during the first quarter of 2017.
(9)

Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $14.6 million, $10.3 million and $4.3 million respectively. The tax cost of investments is $410.0 million.

*	Value as a percentage of net assets.

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULES OF INVESTMENTS

As of December 31, 2017 and December 31, 2016

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

For each debt investment tied to the Prime Rate, “Prime”, the current rate is 4.50% as of December 31, 2017.

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

Notes applicable to the warrant investments presented in the foregoing tables:

Warrant investments are associated with funded debt instruments as well as certain commitments to provide future funding.

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

Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. The consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the periods presented. All intercompany account balances and transactions have been eliminated. Certain balances from prior years have been reclassified in order to conform to the current year presentation. As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services – Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).

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

Investments

Investment transactions are recorded on a trade-date basis. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with ASC Topic 820 (“Fair Value Measurements”). Fair value is a market-based measure considered from the perspective of the market’s participant who holds the financial instrument rather than an entity specific measure. When market assumptions are not readily available, the Company’s own assumptions are set to reflect those that the Adviser believes market participants would use in pricing the financial instruments on the measurement date.

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

Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities include interest payable, accounts payable and the fair value of unfunded commitment liabilities. Unfunded commitment liabilities reflect the fact that the Company is a party to certain delay draw credit agreements with its portfolio companies, which requires the Company to make future advances at the borrowers’ discretion during a defined loan availability period. The Company’s credit agreements contain customary lending provisions that allow the Company relief from funding previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. In certain instances, the borrower may be required to achieve certain milestones before they may request a future advance. The unfunded obligation associated with these credit agreements is equal to the amount by which the contractual funding commitment exceeds the sum of the amount of funded debt unless the availability period has expired. The fair value at the inception of the agreement of the delay draw credit agreements approximates the fair value of the warrant investments received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability included in the Company’s consolidated statements of assets and liabilities reflects the fair value of these future funding commitments.

Paid-in Capital

The Company records the proceeds from the sale of its common stock on a net basis to capital stock and paid-in capital in excess of par value, excluding all offering costs.

Income Recognition

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrant investments obtained in conjunction with the Company’s debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, unamortized loan origination fees and unamortized market discounts are recorded as interest income. End-of-term (EOT) payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted. Interest is accrued during the life of the loan on the EOT payment using the effective interest method as non-cash income. The EOT payment generally ceases accruing to the extent the borrower is unable to pay the remaining principal and interest due. The EOT payment may also include a cash success fee due upon the earlier of the maturity date of the loans or in the event of a certain milestone reached by the portfolio company.

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

Non-accrual loans

A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, payments are probable to remain current.

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

U.S. Federal Income Taxes

The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M the Code, for U.S. federal income tax purposes, beginning with the Company’s taxable year ending December 31, 2014. Generally, a RIC is not subject to U.S. federal income taxes on the income and gains it distributes to stockholders if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any. Additionally, a RIC must distribute at least 98% of its ordinary income and 98.2% of its capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the RIC previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. The Company intends to distribute sufficient dividends to maintain the Company’s RIC status each year and does not anticipate paying any material U.S. federal income taxes in the future.

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

Net assets and fair values are presented based on the applicable foreign exchange rates described above and the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held; therefore, fluctuations related to foreign exchange rate conversions are included with the net realized gains (losses) and unrealized gains (losses) on investments.

Recent Accounting Pronouncements

In May 2014, The FASB issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers (Topic 606)” and subsequently issued several amendments to the standard. ASU 2014-9, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9, and the related amendments, is effective for the Company on January 1, 2018. The Company has elected to adopt this ASU on January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the SEC adopted new rules and forms and amended other rules to enhance the reporting and disclosure of information by registered investment companies. As part of these changes, the SEC amended Regulation S-X to standardize and enhance disclosures in investment company financial statements. Implementation of the new or amended rules is required for reporting periods ending after August 1, 2017. The Company has reviewed the requirements and adopted the amendments to Regulation S-X in the consolidated financial statements and related disclosures for the periods presented.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted. The Company has adopted this ASU, which did not have a material impact on the Company’s consolidated financial statements. Prior to adoption, the Company presented the change in restricted cash and cash equivalents separately as a cash flow from operating activity. Upon adoption, the Company included the restricted cash and cash equivalents in each of the balances of the cash, cash equivalents and restricted cash at the beginning of and end of periods and included the change in restricted cash and cash equivalents as part of the net change in cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows and retrospectively restated the years ended December 31, 2016 and 2015.

Note 3. Related Party Agreements and Transactions

Investment Advisory Agreement

In accordance with the Board approved investment advisory agreement (the “Advisory Agreement”), subject to the overall supervision of the Board and in accordance with 1940 Act, the Adviser manages the day-to-day operations and provides investment advisory services to the Company. Under the terms of the Advisory Agreement, the Adviser:

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. There were no net realized capital gains since the inception of the Company and, thus, no capital gains incentive fee was earned or is payable. The Company had cumulative realized and unrealized losses during the years ended December 31, 2017 and December 31, 2016, and, as a result, no capital gains incentive fees were recorded for the years ended December 31, 2017 and December 31, 2016. The Company had net unrealized losses during the year ended December 31, 2015, and, as a result, recorded a reversal in previously accrued capital gains incentive fee.

Management and Incentive Fees	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Base management fee	$6,268	$5,525	$5,428
Income incentive fee	$5,614	$2,775	$4,360
Capital gains incentive fee	$—	$—	$(296)

The table above presents the base management and incentive fees accrued during the period and these fees are paid in the quarter after they are earned. During the year ended December 31, 2017, approximately $6.3 million of base management fee earned in prior and current periods was paid and $5.7 million of income incentive fee earned in prior and current periods was paid. During the year ended December 31, 2016, approximately $5.5 million of the base management fee was paid and $3.0 million of the income incentive fee was paid.

Administration Agreement

The Board approved administration agreement (the “Administration Agreement”) provides that the Administrator is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports and other materials filed with the Securities and Exchange Commission (the “SEC”) and any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing net asset value (“NAV”), overseeing the preparation and filing of the Company’s tax returns and printing and disseminating reports and other materials to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

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

For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $1.4 million, $1.6 million and $1.5 million, respectively, of which approximately $0.2 million were paid or payable to third party service providers in each of their respective periods.

Note 4. Investments

The Company measures the fair value of its investments in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the FASB. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Under ASC 820, fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, excluding transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser’s professionals that are responsible for the portfolio investment;
•	Preliminary valuation conclusions are then documented and discussed with the Adviser’s senior investment team;
•	At least once annually, the valuation for each non-deminimis (greater than 1% of gross assets) portfolio investment will be reviewed by an independent valuation firm;
•	The Valuation Committee then reviews these preliminary valuations and makes fair value recommendations to the Board; and
•

The Board then discusses valuations and determines, in good faith, the fair value of each investment in the Company’s portfolio based on the input of the Adviser, the respective independent valuation firms and the Valuation Committee.

Debt Investments

The debt investments identified on the consolidated schedules of investments are loans and equipment leases made to venture growth stage companies focused in technology, life sciences and other high growth industries. These investments are considered Level 3 assets under ASC Topic 820 as there is no known or accessible market or market indices for these types of debt instruments and thus the Adviser’s senior management team must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

To estimate the fair value of debt investments, the Company compares the cost basis of each debt investment, including any OID, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to these debt investments, in order to determine a comparable range of effective market interest rates. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using this range of interest rates to determine a range of fair values for the debt investment.

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

Under certain circumstances, an alternative technique may be used to value certain debt investments that better reflect the fair value of the investment, such as the price paid or realized in a recently completed transaction or a binding offer received in an arm’s length transaction, the use of multiple probability weighted cash flow model when the expected future cash flows contain elements of variability or estimates of proceeds that would be received in a liquidation scenario.

Warrant Investments

Warrant investments’ fair values are primarily determined using a Black Scholes option pricing model. Privately held warrant investments and equity-related securities are valued based on an analysis of various factors, including, but not limited to, those listed below. Increases or decreases in any of the unobservable inputs described below could result in a material change in fair value:

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

•

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant investment price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant.

•

The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant investment.

•	Other adjustments, including a marketability discount on private company warrant investments, are estimated based on the Adviser’s judgment about the general industry environment.
•

Historical portfolio experience on cancellations and exercises of warrant investments are utilized as the basis for determining the estimated life of the warrant investment in each financial reporting period. Warrant investments may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrant investment.

Under certain circumstances alternative techniques may be used to value certain warrant investments that more accurately reflect the warrant investments’ fair values, such as an expected settlement of a warrant investment in the near term, a model that incorporates a put feature associated with the warrant investment, or the price paid or realized in a recently completed transaction or binding offer received in an arm’s-length transaction. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option.

These valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments that do not have an active observable market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

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

The fair value of an equity investment in a publicly traded company is based upon the closing public share price on the date of measurement. These assets are recorded at fair value on a recurring basis. There is no single standard for determining the estimated fair value of investments that do not have an active public market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.

 Investment Valuation

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2017 and as of December 31, 2016. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$352,052	$352,052
Warrant investments	—	—	11,062	11,062
Equity investments	—	1,020	7,969	8,989
Short-term investments	124,909	—	—	124,909
Total investments	$124,909	$1,020	$371,083	$497,012

Investment Type	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$360,007	$360,007
Warrant investments	—	—	8,238	8,238
Equity investments	—	4,430	1,636	6,066
Short-term investments	39,990	—	—	39,990
Total investments	$39,990	$4,430	$369,881	$414,301

The following tables present information about Level 3 investments measured at fair value for the years ended December 31, 2017 and December 31, 2016. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Year Ended December 31, 2017
Investment Activity (in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2017	$360,007	$8,238	$1,636	$369,881
Funding and purchases of investments, at cost	221,941	3,847	7,444	233,232
Principal payments and sale proceeds received from investments	(230,006)	—	(74)	(230,080)
Amortization and accretion of premiums and discounts, net and end-of term payments	2,965	—	—	2,965
Realized losses on investments	(626)	(2,808)	(176)	(3,610)
Net change in unrealized gains (losses) included in earnings	(4,353)	1,785	(239)	(2,807)
Payment-in-kind coupon	2,124	—	—	2,124
Gross transfers out of Level 3 (1)	—	—	(622)	(622)
Totals	$352,052	$11,062	$7,969	$371,083

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2017	$(866)	$(317)	$(305)	$(1,488)

Level 3	For the Year Ended December 31, 2016
Investment Activity (in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2016	$259,585	$8,067	$3,639	$271,291
Fundings of investments, at cost	153,771	2,382	196	156,349
Principal payments and sale proceeds received from investments	(48,786)	(1,096)	(792)	(50,674)
Amortization and accretion of premiums and discounts, net and end-of term payments	6,358	—	—	6,358
Realized gains (losses) on investments	(20,447)	(594)	292	(20,749)
Net change in unrealized gains included in earnings	6,670	(147)	110	6,633
Payment-in-kind coupon	2,856	—	—	2,856
Gross transfers out of Level 3 (1)	—	(374)	(1,809)	(2,183)
Totals	$360,007	$8,238	$1,636	$369,881

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2016	$2,638	$(1,105)	$(66)	$1,467

_______________

(1)

Transfers out of Level 3 are measured as of the date of the transfer. During the years ended December 31, 2017 and December 31, 2016, these transfers relate to warrant and equity investments, as the result of exercising warrant investments in publicly traded companies.

Realized gains and losses are included as a component of net realized gains (losses) in the consolidated statements of operations.

During the year ended December 31, 2017, we recognized net realized losses from the sale of investments of approximately $0.2 million, consisting of gross realized gains of $3.4 million from the sale of equity in one portfolio company, offset by gross realized losses of $3.6 million, of which $3.0 million consisted of warrant and equity investment losses related to the acquisition of 5 portfolio companies and $0.6 million related to the reversal of accrued loan modification fees in conjunction with the pay-off of one portfolio company. During the same period, we recognized a realized loss on debt extinguishment of approximately $1.1 million relating to the acceleration of unamortized fees on the 2020 Notes redemption.

During the year ended December 31, 2016, we recognized net realized losses of approximately $20.7 million, which consisted of realized losses on two debt investments of $20.4, and net realized losses of $1.5 million on warrant investments, which were offset by realized gains of $1.2 million on warrant and equity investments.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statements of operations.

Net change in unrealized losses during the year ended December 31, 2017 was approximately $5.8 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized gains of $5.9 million into income or realized gains from nine companies, offset by $0.1 million of net unrealized gains on the investment portfolio related to mark to market activity.

Net change in unrealized gains of approximately $8.8 million during the year ended December 31, 2016 consisted of $5.1 million related to the reversal and recognition of unrealized losses into realized losses and $3.7 million of net unrealized appreciation related to mark to market activity on the investment portfolio.

For the year ended December 31, 2017, the Company recognized approximately $1.5 million in other income, consisting of approximately $0.5 million from the termination or expiration of unfunded commitments and approximately $1.0 million from the amortization of certain fees paid by portfolio companies and other income related to prepayment activity. For the year ended December 31, 2016, the Company recognized approximately $1.9 million in other income, consisting of approximately $1.7 million from the termination or expiration of unfunded commitments and approximately $0.2 million from the amortization of certain fees paid by portfolio companies and other income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of December 31, 2017 and December 31, 2016. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of December 31, 2017
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$352,052	Discounted Cash Flows	Discount Rate	2.50% - 38.43%	14.92%
Warrant investments	10,394	Black Scholes Option Pricing Model	Revenue Multiples	0.90x – 4.00x	2.89x
			Volatility	26.60% - 75.00%	55.00%
			Term	1.00– 3.50 Years	2.47 Years
			Discount for Lack of Marketability	0.00% - 30.00%	17.30%
			Risk Free Rate	1.43% - 2.00%	1.92%
	261	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	33.60%	33.60%
			Term	2.0 years	2.0 years
	407	Discounted Expected Return	Discount Rate	17.25%	17.25%
			Term	3.25 Years	3.25 Years
			Expected Recovery Rate	75.00%	75.00%
Equity investments	4,848	Black Scholes Option Pricing Model	Revenue Multiples	0.90x – 4.00x	2.37x
			Volatility	26.60% - 85.00%	60.10%
			Term	1.50– 4.50 Years	2.24 Years
			Discount for Lack of Marketability	0.00% - 1.30%	1.30%
			Risk Free Rate	1.80% - 2.10%	1.93%
	1,000	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50%- 33.60%	31.20%
			Term	2.08 -3.50 years	2.70 Years
	2,121	Discounted Expected Recovery	Expected Recovery Rate	87.00%	87.00%
Total investments	$371,083

Level 3 Investments	As of December 31, 2016
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs (1)	Range	Weighted Average
Debt investments	$355,230	Discounted Cash Flows	Discount Rate	2.50% - 25.00%	14.32%
	4,777	Discounted Expected Recovery	N/A	N/A	N/A
Warrant investments	6,089	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A	N/A
			Revenue Multiples	0.34x – 8.00x	3.43x
			Volatility	40.00% - 70.00%	53.30%
			Term	1.00– 7.00 Years	2.98 Years
			Discount for Lack of Marketability	0.00% - 32.70%	14.10%
	2,149	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	25.00% – 30.00%	25.40%
			Term	1.25 – 2.25 Years	1.33 Years
Equity investments	1,636	Black Scholes Option Pricing Model	Share Price and Equity Value	N/A	N/A
			Revenue Multiples	1.50x – 6.00x	3.57x
			Volatility	45.00% - 60.00%	51.70%
			Term	1.00– 2.50 Years	1.55 Years
			Discount for Lack of Marketability	0.00% - 23.70%	12.90%
Total investments	$369,881

_______________

(1)	Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment.

As of December 31, 2017, the fair values for all of the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields as of the reporting date. As of December 31, 2016, the fair values for all of the Company’s debt investments, other than KnCMiner AB, were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields at the reporting date. The fair values for the Company’s debt investments in KnCMiner AB include risk and time discounted expected recoveries as well as preferred shares received from GoGreen Host AB, which acquired certain assets from KnCMiner AB. Such preferred shares entitle the Company to receive annual cash distributions based on a percentage of the net income of GoGreen Host AB (fka GoGreen Light AB).

As of December 31, 2017 and December 31, 2016, fair values for all but one warrant investment position were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. One warrant investment position was valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. Certain investments within the portfolio contain fee conditions which may result in cash proceeds to the Company upon a qualifying liquidity event. These fees were valued using a discounted expected return method. As of December 31, 2017, all but five equity investments were valued using the market approach. The fair market value for two investments as of December 31, 2017 was derived based on the last equity financing round. The fair market value for two investments as of December 31, 2017 was derived based on a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. The fair market value for one investment as of December 31, 2017 was based on time discounted expected recovery. As of December 31, 2016, all the equity investments were valued using the market approach.

The range of the various assumptions and weighted averages of these assumptions are summarized in the tables above.

As of December 31, 2017 and December 31, 2016, approximately $350.3 million and $363.0 million, respectively, of the Company’s assets were pledged for borrowings under its revolving credit facility.

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

Pursuant to an amendment to the Revolving Credit Facility, effective as of January 2016, borrowings under the Revolving Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 3.0% during the revolving period and 4.5% during the amortization period. Borrowings under the Revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee in 12 monthly installments, of approximately 1% of the committed facility amount. The Company also agreed to pay to Deutsche Bank AG a fee to act as administrative agent under the Revolving Credit Facility and to pay each lender (i) a commitment fee of 0.65% multiplied by such lender’s commitment on the effective date payable in 12 equal monthly installments and (ii) a fee of approximately 0.75% per annum for any unused borrowings under the Revolving Credit Facility on a monthly basis. The Revolving Credit Facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, a key man clause relating to the Company’s Chief Executive Officer, Mr. James P. Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Revolving Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. The revolving period of the Revolving Credit Facility ends on February 21, 2018 and the maturity date of the Revolving Credit Facility is February 21, 2019. As of December 31, 2017 and December 31, 2016, the Company was in compliance with all covenants under the Revolving Credit Facility.

At December 31, 2017 and December 31, 2016, the Company had outstanding borrowings under the Revolving Credit Facility of $67.0 million and $115.0 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Revolving Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Revolving Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Revolving Credit Facility, paying and administrative agent fees, and the amortization of deferred Revolving Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Year Ended December 31,
(dollars in thousands)	2017	2016	2015
Revolving Credit Facility
Interest cost charged on borrowings	$2,278	$1,597	$2,113
Unused fee	1,091	1,185	1,091
Amortization of costs and other fees	930	992	1,414
Revolving Credit Facility Total	$4,299	$3,774	$4,618
2020 Notes
Interest cost	$2,274	$3,687	$1,505
Amortization of costs and other fees	248	398	162
2020 Notes Total	$2,522	$4,085	$1,667
2022 Notes
Interest cost	$1,994	$—	$—
Amortization of costs and other fees	246	—	—
2022 Notes Total	$2,240	$—	$—
Total Interest Expense and Amortization of Fees	$9,061	$7,859	$6,285

During the years ended December 31, 2017 and December 31, 2016, the Company had an average outstanding borrowings of $56.4 million and $44.6 million, respectively, under its Revolving Credit Facility at a weighted average interest of 3.97% and 3.52%, respectively.

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

At December 31, 2016, the 2020 Notes had a market price of $25.50 per unit, resulting in an aggregate fair value of approximately $55.7 million. The 2020 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes approximately $1.3 million at December 31, 2016, of deferred issuance cost which is amortized and expensed over the five year term of the 2020 Notes based on an effective yield method.

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

At December 31, 2017, the 2022 Notes had a market price of $25.88 per unit, resulting in an aggregate fair value of approximately $77.4 million. The 2022 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes approximately $2.3 million of deferred issuance cost at December 31, 2017, which is amortized and expensed over the five year term of the 2022 Notes based on an effective yield method.

The following tables provide additional information about the level in the fair value hierarchy of the Company’s liabilities at December 31, 2017 and December 31, 2016.

Liability	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$67,000	$67,000
2022 Notes, net *	—	75,061	—	75,061
Total	$—	$75,061	$67,000	$142,061

*	Net of approximately $2.3 million of deferred issuance cost.

Liability	As of December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$115,000	$115,000
2020 Notes, net *	—	54,381	—	54,381
Total	$—	$54,381	$115,000	$169,381

*	Net of approximately $1.3 million of deferred issuance cost.

Other Payables

On December 29, 2017, the Company purchased $125.0 million of U.S. Treasury bills for settlement on January 3, 2018. On December 30, 2016, the Company purchased $40.0 million of U.S. Treasury bills for settlement on January 4, 2017. The associated payable is included in the Company’s consolidated statements of assets and liabilities as of December 31, 2017 and December 31, 2016, respectively.

Note 7. Commitments and Contingencies

Commitments

As of December 31, 2017 and December 31, 2016, the Company’s unfunded commitments totaled approximately $100.1 million to ten portfolio companies and approximately $117.4 million to nine portfolio companies, respectively, of which $18.0 million and $60.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Of the approximately $100.1 million of unfunded commitments as of December 31, 2017, approximately $87.1 million will expire during 2018 and $13.0 million will expire during 2019, if not drawn prior to expiration.

The Company’s credit agreements contain customary lending provisions that allow it relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally expects more than 60% of its gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

The table below provides the Company’s unfunded commitments by portfolio company as of December 31, 2017 and December 31, 2016.

	As of December 31, 2017
Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Eero, Inc.	$5,000	$—
FabFitFun, Inc.	10,000	235
Innovid, Inc.	3,000	45
MapR Technologies, Inc. (Equipment Lease)	1,721	4
Outfittery GmbH	2,376	150
PillPack, Inc.	30,000	200
Rent the Runway, Inc.	15,000	273
RetailNext, Inc.	3,000	30
Stance, Inc.	15,000	166
Varsity Tutors LLC	15,000	159
Total	$100,097	$1,262

_______________

*    Does not includes $35.4 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

	As of December 31, 2016
Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
CrowdStrike, Inc.	$5,000	$81
Eero, Inc.	15,000	130
Farfetch UK Limited	5,000	53
FinancialForce.com, Inc.	15,000	94
Green Chef Corporation	10,000	173
MapR Technologies, Inc. (Equipment Lease)	4,352	12
Optoro, Inc.	25,000	40
Rent the Runway, Inc.	28,000	511
WorldRemit Ltd.	10,000	124
Total	$117,352	$1,218

_______________

*    Does not includes $40.0 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The tables above also provide the fair value of the Company’s unfunded commitment liability as of December 31, 2017 and December 31, 2016 totaling approximately $1.3 million and $1.2 million, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrant investments received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details of unfunded commitments during the years ended December 31, 2017 and December 31, 2016.

	For the Year Ended December 31,
Commitments Activity (in thousands)	2017		2016
Activity during the period:
New commitments *	329,879		286,850
Fundings	(231,758)		(158,303)
Expirations / Terminations	(120,000)		(161,156)

Unfunded commitments at beginning of period	$117,352	**	$189,961
Unfunded commitments at end of period **	$100,097		$117,352
Backlog of potential future commitments	$35,376		$40,000

_______________

*Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

**Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (in thousands)	As of December 31, 2017	As of December 31, 2016
Dependent on milestones	$18,000	$60,000
Expiring during:
2017	—	102,352
2018	87,097	10,000
2019	13,000	5,000

Growth capital loans	98,376	113,000
Equipment leases and loans	1,721	4,352

_______________

*Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments

The Company entered into commitments with certain portfolio companies which permit an increase in the commitment amount in the future in the event that conditions to such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration.  As of December 31, 2017 and December 31, 2016, this backlog of potential future commitments totaled approximately $35.4 million and $40.0 million, respectively.

Note 8. Financial Highlights

The financial highlights presented below are for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

Financial Highlights	For the Year Ended December 31, or as of December 31,
(in thousands, except per share data)	2017	2016	2015
Per Share Data (1)
Net asset value at beginning of period	$13.51	$14.21	$14.61
Changes in net asset value due to:
Offering costs related to public offering of common stock	—	—	(0.05)
Share repurchases	—	0.07	0.08
Dividend reinvestment plan	—	(0.02)	(0.03)
Net investment income	1.61	1.42	1.46
Net realized losses on investments	(0.01)	(1.28)	(0.02)
Net change in unrealized (losses) gains on investments	(0.35)	0.55	(0.40)
Net realized loss on extinguishment of debt	(0.07)	—	—
Return of capital	—	(1.20)	—
Distributions from net investment income	(1.44)	(0.24)	(1.44)
Distributions from net realized gains	—	—	—
Net asset value at end of period	$13.25	$13.51	$14.21

Net investment income per share	$1.61	$1.42	$1.46
Net increase in net assets resulting from operations per share	$1.18	$0.69	$1.03
Weighted average shares of common stock outstanding for period	16,324	16,160	15,041
Shares of common stock outstanding at end of period	17,730	15,981	16,302

Ratios / Supplemental Data
Net asset value at beginning of period	$215,863	$231,646	$144,979
Net asset value at end of period	$234,945	$215,863	$231,646
Average net asset value	$219,457	$218,881	$218,623

Total return based on net asset value per share (2)	9.6%	8.9%	9.5%
Net asset value per share at end of period	$13.25	$13.51	$14.21

Total return based on stock price (3)	20.4%	12.9%	(9.4)%
Stock price at end of period	$12.69	$11.78	$11.96

Net investment income to average net asset value (4)	12.0%	10.5%	10.0%
Net increase (decrease) in net assets to average net asset value (4)	8.8%	5.1%	7.1%
Ratio of expenses to average net asset value (4)	11.5%	9.4%	9.2%

Operating expenses excluding incentive fees to average net asset value	8.9%	8.1%	7.3%
Income component of incentive fees to average net asset value	2.6%	1.3%	2.0%
Capital gains component of incentive fees to average net asset value	0.0%	0.0%	(0.1)%

__________________

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

The weighted average portfolio yield on debt investments presented below is for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

Ratios	For the Year Ended December 31, or as of December 31,
(Percentages, on an annualized basis) (1)	2017	2016	2015
Weighted average portfolio yield on debt investments	16.4%	14.4%	17.0%
Coupon income	10.4%	10.4%	10.6%
Accretion of discount	0.8%	0.8%	0.8%
Accretion of end-of-term payments	2.0%	2.5%	4.0%
Impact of prepayments during the period	3.2%	0.7%	1.6%

_______________

(1)

Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted net increase in net assets per share for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

Basic and Diluted Share Information	For the Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Net investment income	$26,266	$23,011	$21,959
Net increase in net assets resulting from operations	$19,227	$11,126	$15,521
Basic and diluted weighted average shares of common stock outstanding	16,324	16,160	15,041
Basic and diluted net investment income per share of common stock	$1.61	$1.42	$1.46
Basic and diluted net increase in net assets resulting from operations per share of common stock	$1.18	$0.69	$1.03

Note 10. Equity

Since inception through December 31, 2017, the Company has issued 18,162,545 shares of common stock through an initial public offering, a concurrent private placement offering, a follow-on offering, and a private placement offering. The Company received net proceeds from these offerings of approximately $260.0 million, net of the portion of the underwriting sales load and offering costs paid by the Company.

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the years ended December 31, 2017, December 31, 2016 and December 31, 2015, is provided in the following tables.

Issuance of Common Stock for the Year Ended December 31, 2017 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2017 distribution reinvestment	4/17/2017	21	$271	$—	$—	$13.21 per share
Second quarter 2017 distribution reinvestment	6/16/2017	17	214	—	—	$12.73 per share
Third quarter 2017 distribution reinvestment	9/15/2017	25	314	—	—	$12.43 per share
Private Placement	10/25/2017	1,594	21,583	—	—	$13.54 per share
Private Placement	10/25/2017	74	1,010	—	—	$13.65 per share
Fourth quarter 2017 distribution reinvestment	12/1/2017	19	240	—	—	$12.69 per share
Total issuance		1,750	$23,632	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2016 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2016 distribution reinvestment	4/15/2016	46	$452	$—	$—	$9.80 per share
Second quarter 2016 distribution reinvestment	6/16/2016	69	691	—	—	$10.03 per share
Third quarter 2016 distribution reinvestment	9/16/2016	27	273	—	—	$10.29 per share
Fourth quarter 2016 distribution reinvestment	12/16/2016	23	271	—	—	$11.68 per share
Total issuance		165	$1,687	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2015 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Public offering of common stock	3/27/2015	6,500	$94,575	$—	$847	$14.55 per share (1)
First quarter 2015 dividend reinvestment	4/16/2015	29	390	—	—	$13.33 per share
Exercise of over-allotment option	4/24/2015	154	2,242	—	32	$14.55 per share (1)
Second quarter 2015 dividend reinvestment	6/16/2015	35	449	—	—	$12.92 per share
Third quarter 2015 dividend reinvestment	9/16/2015	38	410	—	—	$10.80 per share
Fourth quarter 2015 dividend reinvestment	12/16/2015	88	999	—	—	$11.34 per share
Total issuance		6,844	$99,065	$—	$879

______________

(1)

In connection with this offering, the Adviser paid the underwriters a supplemental payment of approximately $0.7 million, or $0.11 per share, which reflected the difference between the public offering price and the proceeds per share received by the Company in the offering.

During the fourth quarter of 2015, the Board authorized the repurchase of up to $25 million of its common stock at prices below the Company’s NAV per share as reported in its most recent financial statements. This repurchase program expired on October 31, 2017. There was no repurchase of common stock during the year ended December 31, 2017. The Company repurchased 485,986 shares and 466,220 shares of common stock for approximately $5.4 million and $5.6 million during the years ended December 31, 2016 and December 31, 2015, respectively.

Shares Repurchased for the Year Ended December 31, 2016 (in thousands, except per share data)	Date	Number of Shares Repurchased	Approximate Dollar Value of Shares Repurchased	Average Price per Share
Shares Repurchased	5/12/2016 to 6/16/2016	190	$2,002	$ 10.52 per share
Shares Repurchased	8/11/2016 to 8/29/2016	296	3,374	$ 11.41 per share
Total Shares Repurchased		486	$5,376

Shares Repurchased for the Year Ended December 31, 2015 (in thousands, except per share data)	Date	Number of Shares Repurchased	Approximate Dollar Value of Shares Repurchased	Average Price per Share
Shares Repurchased	11/13/2015 to 12/23/2015	466	$5,552	$ 11.91 per share
Total Shares Repurchased		466	$5,552

The Company had 17,730,091 and 15,980,768 shares of common stock outstanding as of December 31, 2017 and December 31, 2016, respectively.

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

For the tax years ended December 31, 2014, 2015 and 2017, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of approximately $19 thousand and $38 thousand for the years ended December 31, 2017 and December 31, 2015, respectively.

The following table summarizes cash distributions per share that have been authorized by the board of directors since the Company’s initial public offering. From March 5, 2014 (commencement of operations) to December 31, 2015 and during the year ended December 31, 2017, these distributions represent ordinary income as earnings exceeded distributions. Approximately $1.20 per share of the distributions during the year ended December 31, 2016 represent a return of capital.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
Total cash distributions				$5.54

 _______________

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

(2)	Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the consolidated statements of operations through December 31, 2017, December 31, 2016 and December 31, 2015, respectively. For the year ended December 31, 2017, total distributions of $1.44 per share were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for 2017 exceeded its distributions. For the year ended December 31, 2016, total distributions of $1.44 per share were declared and paid. Approximately $1.20 of the declared distribution in 2016 represents a return of capital due to realized losses on debt investments. The balance represents a distribution of ordinary income. For the year ended December 31, 2015, total dividends of $1.44 per share have been declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for 2015 exceeded its distributions. As of December 31, 2017, the Company estimated it had undistributed 2017 taxable earnings of approximately $1.0 million. This “spillover” income will be paid as part of the first quarter 2018 dividends. Since March 5, 2014 (commencement of operations) to December 31, 2017, total distributions of $5.54 per share have been declared and paid.

Note 12. Taxable Income

The Company has elected to be treated and intends to qualify each year as a RIC under Subchapter M of the Code. As a RIC, the Company generally does not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that the Company timely distributes to its stockholders as dividends. Taxable income includes the Company’s taxable interest and other income, reduced by certain deductions, as well as taxable net realized capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as such gains or losses are not included in taxable income until they are realized.

To qualify and be subject to tax as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing dividends of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for distributions paid, to its stockholders. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the change in the classification of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Also, recent tax legislation requires that certain income be recognized for tax purposes no later than when recognized for financial reporting purposes.

It is the Company’s intention to distribute 100% of its annual taxable income to its stockholders and thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. The table below provides taxable income before deductions of distributions.

Taxable Income before Deductions for Distributions	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Net increase (decrease) in net assets resulting from operations	$19,227	$11,126	$15,521
Less: Net realized and unrealized gains (losses)	5,302	(9,598)	6,438
Plus: Other GAAP / tax differences	102	614	(21)
Taxable income before deductions for distributions	$24,631	$2,142	$21,938

Subsequent to the issuance of the Company’s 2016 Consolidated Financial Statements, the Company reclassified distributions related to permanent book/tax differences within net assets pertaining to $20.4 million of loans that were charged off in 2016. The distributions were disclosed as a component of net assets instead of as a reduction of paid-in capital in excess of par value and the losses were disclosed as accumulated realized losses instead of as a permanent reduction of undistributed net investment income on the Consolidated Statements of Assets and Liabilities. The Company revised the previously reported amounts in accumulated net realized losses, undistributed net investment income and paid-in capital in excess of par value in the Consolidated Statements of Assets and Liabilities. The impact of the adjustments to the previously reported 2016 capital accounts is shown in the table below. The misclassification did not change the Company’s previously reported total net assets and net asset value per share as of December 31, 2016. Management has evaluated qualitative and quantitative factors to determine the misclassification adjustment to be immaterial to the 2016 Consolidated Financial Statements.

In addition, during the year ended December 31, 2017, the Company adjusted net assets for permanent differences between financial reporting and tax reporting. These differences relate to losses arising from the ordinary course of business, losses from extinguishment of 2020 Notes, return of capital and non-deductible excise taxes that were reclassified between the following components of net assets:

	For the Year Ended December 31,
(in thousands)	2017	2016
Paid-in capital in excess of par value	$(19)	$(19,505)
Undistributed net investment income	$(1,716)	$(943)
Realized gains (losses)	$1,735	$20,448

The Company distributed approximately $23.7 million, $23.2 million and $21.5 million, respectively, through four regular quarterly distributions during the years ended December 31, 2017, December 31, 2016 and December 31, 2015. The Company will distribute approximately $1.0 million of undistributed taxable income in 2018 to meet its intention of distributing all of the taxable income earned in the calendar year 2017. The entire amount of undistributed taxable income in the calendar year 2017 arises from ordinary income. The Company distributed approximately $1.7 million of undistributed taxable income in 2016 to meet its intention of distributing all of the taxable income earned in the calendar year 2015. There are no differences between book and tax cost as of December 31, 2017. The Company has non-expiring capital loss carryforwards available to offset future realized capital gains of $128 thousand.

At December 31, 2017 and 2016, the components of distributable earnings on a tax basis are as follows:

	For the Year Ended December 31,
(in thousands)	2017	2016
Undistributed ordinary income	$976	$-
Capital loss carryforward	$(128)	$(587)
Unrealized gains (losses)	$(1,568)	$4,277

Note 13. Selected Quarterly Financial Results

The following tables set forth selected quarterly financial data for the three months ended March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017 and for the three months ended March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016.

Selected Quarterly Financial Results (unaudited)	For the Three Months Ended
(in thousands, except per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total investment and other income	$14,304	$15,682	$10,419	$11,105
Net investment income	$7,919	$8,831	$4,367	$5,149
Net realized gains (losses)	$(1,681)	$(1,714)	$(68)	$2,187
Net unrealized gains (losses)	$(2,461)	$804	$(620)	$(3,486)
Net increase (decrease) in net assets resulting from operations	$3,777	$7,921	$3,679	$3,850

Basic and diluted net investment income per share	$0.50	$0.55	$0.27	$0.30
Basic and diluted net increase (decrease) in net assets per share	$0.24	$0.50	$0.23	$0.22
Net asset value per common share at period end	$13.38	$13.52	$13.39	$13.25

Selected Quarterly Financial Results (unaudited)	For the Three Months Ended
(in thousands, except per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total investment and other income	$11,079	$9,405	$12,502	$10,649
Net investment income	$6,728	$4,958	$6,495	$4,830
Net realized gains (losses)	$(651)	$(21,336)	$1,081	$188
Net unrealized gains (losses)	$(13,334)	$16,381	$3,859	$1,927
Net increase (decrease) in net assets resulting from operations	$(7,257)	$3	$11,435	$6,945

Basic and diluted net investment income per share	$0.41	$0.30	$0.40	$0.30
Basic and diluted net increase (decrease) in net assets per share	$(0.45)	*	$0.71	$0.44
Net asset value per common share at period end	$13.40	$13.05	$13.44	$13.51

_______________

*Less than $0.005

Note 14. Subsequent Events

Dividends

On March 12, 2018, the Company announced that its Board declared a $0.36 per share regular quarterly dividend, payable on April 6, 2018 to stockholders of record on March 23, 2018.

Recent Portfolio Activity

From January 1, 2018 through March 12, 2018, the Company closed $85.0 million of additional debt commitments and funded $38.1 million in new investments. TPC’s direct originations platform entered into $100.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

Amendment to the Credit Facility

In January 2018, the Company amended and renewed the Revolving Credit Facility (the “Amended Credit Facility”). Under the Amended Credit Facility, Deutsche Bank AG, New York Branch serves as administrative agent and as a lender together with existing lenders KeyBank National Association and EverBank Commercial Lender Finance, Inc., and new lender MUFG Union Bank, N.A. The Amended Credit Facility, among other things, increased the total commitments by $10.0 million to $210.0 million, extended the revolving period from February 21, 2018 to February 21, 2020, and extended the maturity date from February 21, 2019 to August 21, 2021. In addition, the Amended Credit Facility includes a reduction in the undrawn rate from 0.75% to 0.50% and a reduction in the applicable margin during the revolving period to 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, and 3.00% if utilization is less than 50%. Borrowings under the Amended Credit Facility are subject to its various covenants and the leverage restrictions contained in the 1940 Act.

SEC Notice of Exemptive Application

On February 28, 2018, the SEC issued a public notice with regard to our exemptive application to permit co-investment with TPC and/or investment funds, accounts and investment vehicles managed by TPC with the exemptive order issuance expected after the notice period expires on March 26, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and the Company’s principal financial and accounting officer for purposes of signing the certifications required to be filed with this report, conducted an evaluation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). As of the end of the period covered by this annual report on Form 10-K, the Company’s chief executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures were effective, and provided reasonable assurance, to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms, and that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

Due to the Company’s status as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2017.

3. Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate (3)

4.2	Indenture between TriplePoint Venture Growth BDC Corp. and U.S. National Bank Association, as trustee, dated July 31, 2015 (4)

4.3	Second Supplemental Indenture relating to the 5.75% Notes due 2022, by and between TriplePoint Venture Growth BDC Corp and U.S. National Bank Association, as trustee, dated July 14, 2017 (5)

4.4	Form of Global Note with respect to the 5.75% Notes due 2022 (6)

10.1	Dividend Reinvestment Plan (7)

10.2	Investment Advisory Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Advisers LLC (8)

10.3	Custody Agreement between TriplePoint Venture Growth BDC Corp. and U.S. Bank, N.A. (9)

10.4	Administration Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Administrator LLC (10)

10.5	License Agreement between TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC (11)

10.6	Form of Indemnification Agreement between TriplePoint Venture Growth BDC Corp. and each of its directors and executive officers (12)

10.7

Receivables Financing Agreement between TriplePoint Venture Growth BDC Corp., the lenders party thereto, Deutsche Bank AG, Deutsche Bank Trust Company Americas, the other agent parties thereto and U.S. Bank, National Association (13)

10.8	Pledge Agreement between TriplePoint Venture Growth BDC Corp., TPVG Variable Funding Company LLC and Deutsche Bank AG (14)

10.9	Blocked Account Control Agreement between TPVG Variable Funding Company LLC, Deutsche Bank AG and U.S. Bank, National Association (15)

10.10	Letter Agreement amending the Receivables Financing Agreement, dated June 5, 2014 (16)

10.11	Letter Agreement amending the Receivables Financing Agreement, dated July 18, 2014 (17)

10.12	Letter Agreement amending the Receivables Financing Agreement, dated August 8, 2014 (18)

10.13	Letter Agreement amending the Receivables Financing Agreement, dated November 18, 2014 (19)

10.14	Letter Agreement amending the Receivables Financing Agreement, dated January 27, 2016 (20)

10.15	Letter Agreement amending the Receivables Financing Agreement, dated January 25, 2018 (21)

10.16

Securities Purchase Agreement, dated as of October 25, 2017, by and between the Company and certain investment funds managed by the Alternative Investments  & Manager Selection Group of Goldman Sachs Asset Management, L.P. (22)

11.1	Computation of Per Share Earnings (23)
14.1	Code of Business Conduct and Ethics (*)

21.1	List of Subsidiaries (*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal and Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

(7)

Incorporated by reference to Exhibit (e) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.

(8)

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

(10)

Incorporated by reference to Exhibit (k)(1) to the Registrant’s Pre-Effective Amendment No. 2 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on February 24, 2014. 9

(11)

Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-Effective Amendment No. 2 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on February 24, 2014.

(12)

Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.

(13)

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

(15)

Incorporated by reference to Exhibit (k)(10) to the Registrant’s Pre-Effective Amendment No. 3 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on March 3, 2014.

(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on June 10, 2014.
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on July 23, 2014.
(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on August 11, 2014.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on November 20, 2014.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on January 29, 2016
(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on January 29, 2018
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 26, 2017.
(23)	Included in the notes to the financial statements contained in this Report.
(*)	Filed herewith.

(c)	Financial Statement Schedules

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

TriplePoint Venture Growth BDC Corp
Date: March 12, 2018	By:	/S/ JAMES P. LABE
James P. Labe
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 12, 2018.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 12, 2018
James P. Labe

By:	/s/ ANDREW J. OLSON	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2018
Andrew J. Olson

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President, Secretary, Treasurer and Director	March 12, 2018
Sajal K. Srivastava

By:	/s/ GILBERT E. AHYE	Director	March 12, 2018
Gilbert E. Ahye

By:	/s/ STEVEN P. BIRD	Director	March 12, 2018
Steven P. Bird

By:	/s/ STEPHEN A. CASSANI	Director	March 12, 2018
Stephen A. Cassani