Form 10-Q
period 2018-03-31
TriplePoint Venture Growth BDC Corp.
filed 2018-05-02
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 1, 2018, the registrant had 17,751,989 shares of common stock, $0.01 par value per share, outstanding.

TriplePoint Venture Growth BDC Corp.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Investments at fair value (amortized cost of $400,832 and $373,669, respectively)	$401,258	$372,103
Short-term investments at fair value (cost of $124,911 and $124,909, respectively)	124,911	124,909
Cash	7,840	4,484
Restricted cash	10,480	5,522
Deferred credit facility costs	1,964	946
Prepaid expenses and other assets	3,272	2,320
Total assets	$549,725	$510,284

Liabilities
Revolving Credit Facility	$97,000	$67,000
2022 Notes, net	72,560	72,433
Payable for U.S. Treasury bill assets	124,911	124,909
Base management fee payable	1,528	1,463
Income incentive fee payable	1,487	1,094
Accrued capital gains incentive fee	—	—
Payable to directors and officers	69	68
Distributions payable	6,383	—
Other accrued expenses and liabilities	9,282	8,372
Total liabilities	$313,220	$275,339
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share (450,000 shares authorized; 17,730 and 17,730 shares issued and outstanding, respectively)	177	177
Paid-in capital in excess of par value	235,488	235,488
Undistributed net investment income	540	976
Accumulated net realized (losses)	(120)	(128)
Accumulated net unrealized gains (losses) on investments	420	(1,568)
Total net assets	$236,505	$234,945
Total liabilities and net assets	$549,725	$510,284

Net asset value per share	$13.34	$13.25

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2018	2017
Investment income
Interest income from investments	$12,616	$14,252
Other income
Expirations / terminations of unfunded commitments	—	40
Other fees	3	12
Total investment and other income	12,619	14,304

Operating expenses
Base management fee	1,528	1,572
Income incentive fee	1,487	1,473
Capital gains incentive fee	—	—
Interest expense and amortization of fees	2,518	2,405
Administration agreement expenses	407	374
General and administrative expenses	732	561
Total operating expenses	6,672	6,385

Net investment income	5,947	7,919

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	8	(1,681)
Net change in unrealized gains (losses) on investments	1,988	(2,461)
Net realized and unrealized gains (losses)	1,996	(4,142)

Net increase in net assets resulting from operations	$7,943	$3,777

Basic and diluted net investment income per share	$0.34	$0.50
Basic and diluted net increase in net assets per share	$0.45	$0.24
Basic and diluted weighted average shares of common stock outstanding	17,730	15,981

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common stock
	Shares	Par value	Paid-in capital in excess of par value	Undistributed net investment income	Realized gains (losses)	Accumulated net unrealized gains (losses) on investments	Net assets
Balance at December 31, 2016	15,981	$160	$212,013	$82	$(587)	$4,195	$215,863
Net increase (decrease) in net assets resulting from operations	—	—	—	7,919	(1,681)	(2,461)	3,777
Distributions from net investment income	—	—	—	(5,753)	—	—	(5,753)
Balance at March 31, 2017	15,981	$160	$212,013	$2,248	$(2,268)	$1,734	$213,887

Balance at December 31, 2017	17,730	$177	$235,488	$976	$(128)	$(1,568)	$234,945
Net increase (decrease) in net assets resulting from operations	—	—	—	5,947	8	1,988	7,943
Distributions from net investment income	—	—	—	(6,383)	—	—	(6,383)
Balance at March 31, 2018	17,730	$177	$235,488	$540	$(120)	$420	$236,505

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$7,943	$3,777
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(37,831)	(14,319)
Purchase of short-term investments, net	(2)	(39,973)
Principal payments and proceeds from investments	13,724	55,200
Payment-in-kind interest on investments	(605)	(317)
Net change in unrealized (gains) losses on investments	(1,988)	2,461
Realized (gains) losses	(8)	1,681
Amortization and accretion of premiums and discounts, net	(792)	(551)
(Accretion) reduction of end-of-term payments, net of prepayments	(2,158)	1,748
Amortization of debt fees and issuance costs	369	299
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	2	39,973
Prepaid expenses and other assets	(452)	(194)
Base management fee payable	65	123
Income incentive fee payable	393	265
Payable to directors and officers	1	3
Other accrued expenses and liabilities	913	(30)
Net cash (used in) provided by operating activities	(20,426)	50,146
Cash Flows from Financing Activities:
Borrowings (repayments) under revolving credit facility, net	30,000	(29,000)
Deferred credit facility costs	(1,260)	-
Net cash provided by (used in) financing activities	28,740	(29,000)
Net change in cash and restricted cash	8,314	21,146
Cash and restricted cash at beginning of period	10,006	15,478
Cash and restricted cash at end of period	$18,320	$36,624
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,071	$2,090
Distribution declared, not paid	$6,383	$5,753

	For the Three Months Ended March 31,
	2018	2017
Cash	$7,840	$30,165
Restricted cash	10,480	6,459
Total cash and restricted cash shown in the statement of cash flows	$18,320	$36,624

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of March 31, 2018

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (7)	Fair Value	Maturity Date
Debt Investments (9)
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (7.00% interest rate, 9.00% EOT payment)	$13,249	$14,521	$14,010	4/30/2020
Total Biofuels / Biomass - 5.92%*			13,249	14,521	14,010
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	13,276	13,031	13,172	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	6,356	6,229	6,296	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	8,568	8,367	8,460	7/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	1,935	1,874	1,894	9/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,379	2,290	2,290	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	1,908	1,833	1,833	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,724	2,607	2,607	12/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,854	2,732	2,732	12/31/2021
	Building Materials/Construction Machinery	Convertible Note (10.10% PIK interest rate, 14.00% EOT Payment)	1,134	1,120	1,250	1/25/2020
Total Building Materials/Construction Machinery - 17.14%*			41,134	40,083	40,534
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,741	14,920	12/31/2020
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,561	14,738	6/30/2021
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,443	14,546	9/30/2021
			45,000	43,745	44,204
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate,10.00% EOT payment)	813	1,042	1,042	9/30/2018
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	62	70	70	1/31/2019
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	926	1,012	1,012	6/30/2019
	Business Applications Software	Equipment Loan (6.50% interest rate,10.00% EOT payment)	448	499	499	6/30/2019
	Business Applications Software	Equipment Lease (8.50% interest rate, 10.00% EOT payment) (1)	122	127	127	12/31/2019
	Business Applications Software	Equipment Loan (6.75% interest rate,10.00% EOT payment)	212	226	226	10/31/2019
	Business Applications Software	Equipment Lease (8.75% interest rate, 10.00% EOT payment) (1)	411	419	419	4/30/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	111	115	115	1/31/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	511	515	515	7/31/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	697	707	707	4/30/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	410	410	410	10/31/2020
	Business Applications Software	Equipment Loan (7.25% interest rate,10.00% EOT payment)	312	311	311	7/31/2020
	Business Applications Software	Equipment Lease (9.25% interest rate, 10.00% EOT payment) (1)	329	325	325	1/31/2021
			5,364	5,778	5,778
Quantcast Corporation	Business Applications Software	Growth Capital Loan (Prime + 6.25% interest rate, 6.00% EOT payment)	15,000	14,626	14,626	3/31/2021
Total Business Applications Software - 27.32%*			65,364	64,149	64,608
Business to Business Marketplace
RetailNext, Inc.	Business to Business Marketplace	Growth Capital Loan (Prime + 7.50% interest rate, 8.50% EOT payment)	8,000	7,917	7,917	11/30/2020
Total Business to Business Marketplace - 3.35%*			8,000	7,917	7,917
Database Software
SimpliVity Corporation	Database Software	Equipment Lease (6.75% interest rate, 10.00% EOT payment) (1)	1,054	1,371	1,452	12/31/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	489	638	674	12/31/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	380	468	500	2/28/2019
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	24	29	32	3/31/2019
Total Database Software - 1.12%*			1,947	2,506	2,658
E-Commerce - Clothing and Accessories
Outfittery GMBH (1) (2) (3)	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.25% interest rate, 9.00% EOT payment)	7,127	6,858	7,127	8/31/2021
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	6,793	7,295	7,416	11/30/2018
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	6,000	6,193	6,367	6/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	2,000	2,043	2,122	10/31/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 4.50% EOT payment)	4,000	4,028	4,106	11/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.50% interest rate, 5.25% EOT payment)	5,500	5,261	5,288	6/30/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.50% interest rate, 5.25% EOT payment)	4,500	4,268	4,268	9/30/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.50% interest rate, 10.25% EOT payment)	3,000	2,980	2,980	10/31/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.50% interest rate, 5.25% EOT payment)	5,000	4,761	4,761	2/28/2021
			36,793	36,829	37,308
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (10.50% interest rate, 6.00% EOT payment)	5,000	4,855	4,855	2/28/2021
Total E-Commerce - Clothing and Accessories - 20.84%*			48,920	48,542	49,290
Entertainment
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	9,668	10,579	8,136	1/31/2019
Total Entertainment - 3.44%*			$9,668	$10,579	$8,136

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2018

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (7)	Fair Value	Maturity Date
Debt Investments (9) (continued)
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Growth Capital Loan (8.75% interest rate, 3.05% EOT payment)	$10,000	$9,985	$9,985	3/31/2019
	Financial Institution and Services	Growth Capital Loan (8.75% interest rate, 3.05% EOT payment)	10,000	9,938	9,938	5/31/2019
	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	5,000	4,925	4,925	9/30/2019
	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	5,000	4,922	4,922	9/30/2019
			30,000	29,770	29,770
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	18,000	17,689	17,689	12/31/2020
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	2,200	2,139	2,139	3/31/2021
			20,200	19,828	19,828
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,323	5,366	12/31/2018
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,196	5,285	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,191	5,285	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,090	5,223	11/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 3.75% interest rate, 4.00% EOT payment)	5,000	5,031	5,068	7/31/2018
			25,000	25,831	26,227
Total Financial Institution and Services - 32.06%*			75,200	75,429	75,825
Food & Drug
PillPack, Inc.	Food & Drug	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% EOT payment)	$5,000	$4,995	$5,046	8/31/2020
Total Food & Drug - 2.13%*			5,000	4,995	5,046
Network Systems Management Software
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	5,000	5,000	5,000	4/4/2020
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	22,481	22,481	20,028	4/4/2021
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	5,394	5,394	4,601	4/4/2021
Total Network Systems Management Software - 12.53%*			32,875	32,875	29,629
Restaurant / Food Service
Munchery, Inc.	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% interest rate, 8.75% EOT payment)	2,589	2,729	2,729	6/30/2019
Total Restaurant / Food Service - 1.15%*			2,589	2,729	2,729
Security Products
Ring, Inc.	Security Products	Growth Capital Loan (Prime + 2.75% interest rate, 3.50% EOT payment)	20,000	20,295	20,700	8/31/2018
	Security Products	Growth Capital Loan (Prime + 5.50% interest rate, 6.75% EOT payment)	5,000	4,962	5,338	4/30/2021
	Security Products	Growth Capital Loan (Prime + 5.00% interest rate, 5.00% EOT payment)	25,000	24,614	26,250	10/31/2020
Total Security Products - 22.11%*			50,000	49,871	52,288
Security Services
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	6,293	6,817	6,817	9/30/2019
	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	3,932	4,118	4,118	2/29/2020
Total Security Services - 4.62%*			10,225	10,935	10,935
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (Prime + 11.75% interest rate)	6,701	6,701	6,701	12/31/2021
Eero, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 8.25% interest rate)	10,000	9,922	10,000	11/30/2019
Total Wireless Communications Equipment - 7.06%*			16,701	16,623	16,701
Total Debt Investments - 160.80%*			$380,872	$381,754	$380,306

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2018

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost (7)	Fair Value
Warrant Investments (10)
Advertising / Marketing
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	$35	$105
Total Advertising / Marketing - 0.04%*			48,500	35	105
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Preferred Stock	2,222,222	500	500
Total Building Materials/Construction Machinery - 0.21%*			2,222,222	500	500
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Preferred Stock	547,440	1,540	1,655
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	250,365	40	83
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	95
Quantcast Corporation (6)	Business Applications Software	Cash Exit Fee	—	213	213
Toast, Inc. (2)	Business Applications Software	Preferred Stock	26,325	27	27
Total Business Applications Software - 0.92%*			1,276,596	1,879	2,168
Business to Business Marketplace
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	9
RetailNext, Inc.	Business to Business Marketplace	Preferred Stock	89,760	80	80
Total Business to Business Marketplace - 0.04%*			100,106	120	89
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.) (2)	Conferencing Equipment / Services	Preferred Stock	323,381	670	667
Total Conferencing Equipment / Services - 0.28%*			323,381	670	667
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	9,700	123	123
JackThreads, Inc. (2)	E-Commerce - Clothing and Accessories	Common Stock	283,401	88	—
Outfittery GMBH (1) (2) (3) (6)	E-Commerce - Clothing and Accessories	Cash Exit Fee	—	404	419
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	88,037	213	517
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	132,625	937	1,143
Stance, Inc. (2)	E-Commerce - Clothing and Accessories	Preferred Stock	75,000	41	41
Total E-Commerce - Clothing and Accessories - 0.95%*			588,763	1,806	2,243
E-Commerce - Personal Goods
Birchbox, Inc. (2)	E-Commerce - Personal Goods	Preferred Stock	60,052	690	—
Total E-Commerce - Personal Goods - 0.00%*			60,052	690	—
Educational/Training Software
Varsity Tutors LLC (2) (6)	Educational/Training Software	Preferred Stock	240,590	65	180
Total Educational/Training Software - 0.08%*			240,590	65	180
Entertainment
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	9,754	751	—
Total Entertainment - 0.00%*			9,754	751	—
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Preferred Stock	271,293	361	361
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Preferred Stock	19,295	364	364
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	128,288	382	614
Total Financial Institution and Services - 0.57%*			418,876	1,107	1,339
Food & Drug
PillPack, Inc.	Food & Drug	Common Stock	28,297	55	55
Total Food & Drug - 0.02%*			28,297	55	55
General Media and Content
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	38
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	774,352	624	1,324
Total General Media and Content - 0.58%*			846,586	655	1,362
Medical Software and Information Services
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	112	74
Total Medical Software and Information Services - 0.03%*			31,063	112	74
Restaurant / Food Service
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	21,537	45	—
Total Restaurant / Food Service - 0.00%*			21,537	45	—
Security Products
Ring, Inc.	Security Products	Preferred Stock	288,530	525	1,165
Total Security Products - 0.49%*			288,530	525	1,165
Security Services
CrowdStrike, Inc. (2)	Security Services	Preferred Shares	99,344	72	341
Forgerock, Inc.	Security Services	Preferred Stock	195,992	155	459
Total Security Services - 0.34%*			295,336	227	800
Shopping Facilitators
Farfetch UK Limited (1) (2) (3)	Shopping Facilitators	Preferred Stock	37,998	170	250
Total Shopping Facilitators - 0.11%*			37,998	170	250
Travel & Leisure
Inspirato, LLC (2)	Travel & Leisure	Preferred Units	1,994	37	8
GoEuro Corp. (1) (2)	Travel & Leisure	Preferred Units	2,362	65	65
Total Travel & Leisure - 0.03%*			4,356	102	73
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	—
Eero, Inc.	Wireless Communications Equipment	Preferred Stock	63,204	80	68
Total Wireless Communications Equipment - 0.03%*			96,204	175	68
Total Warrant Investments - 4.71%*				$9,689	$11,138

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2018

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost (7)	Fair Value
Equity Investments (2) (10)
Business Applications Software
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	39,018	$161	$161
Total Business Applications Software - 0.07%*			39,018	161	161
Communications Software
Pluribus Networks, Inc.	Communications Software	Preferred Stock	722,073	2,000	1,993
Total Communications Software - 0.84%*			722,073	2,000	1,993
E-Commerce - Personal Goods
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	250	250
Birchbox, Inc.	E-Commerce - Personal Goods	Convertible Note (8.00% interest rate)	—	45	45
Total E-Commerce - Personal Goods - 0.12%*			2,839	295	295
Educational/Training Software
Varsity Tutors LLC	Educational/Training Software	Preferred Stock	92,470	250	250
Total Educational/Training Software - 0.11%*			92,470	250	250
Financial Institution and Services
GoGreenHost AB (1) (3)	Financial Institution and Services	Preferred Stock	1	2,441	2,121
Revolut Ltd. (1) (3)	Financial Institution and Services	Preferred Stock	25,920	292	292
Total Financial Institution and Services - 1.02%*			25,921	2,733	2,413
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	8,000	250	262
Casper Sleep Inc.	Household & Office Goods	Common Stock	26,669	750	760
Total Household & Office Goods - 0.43%*			34,669	1,000	1,022
Network Systems Management Software
Cohesity Inc.	Network Systems Management Software	Preferred Stock	60,342	400	398
Total Network Systems Management Software - 0.17%*			60,342	400	398
Security Services
CrowdStrike, Inc.	Security Services	Preferred Stock	87,849	500	599
	Security Services	Common Stock	97,656	500	581
Total Security Services - 0.50%*			185,505	1,000	1,180
Software Development Tools
MongoDB, Inc. (5) (8)	Software Development Tools	Common Stock	37,371	1,000	1,557
Total Software Development Tools - 0.66%*			37,371	1,000	1,557
Travel & Arrangements/ Tourism
GoEuro Corp. (1)	Travel & Arrangements/ Tourism	Preferred Stock	2,362	300	300
Total Travel & Arrangements/ Tourism - 0.13%*			2,362	300	300
Travel & Leisure
Inspirato, LLC (1) (4)	Travel & Leisure	Preferred Units	1,948	250	245
Total Travel & Leisure - 0.10%*			1,948	250	245
Total Equity Investments - 4.15%*				$9,389	$9,814

Total Investments in Portfolio Companies - 169.66%*				$400,832	$401,258

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$125,000 Face Value, Maturity Date 4/19/2018, Yield to Maturity 1.60%			$124,911	$124,911
Total Short-Term Investments - 52.82%*				$124,911	$124,911

Total Investments - 222.48%* (11)				$525,743	$526,169
______________

(1)

Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2018, non-qualifying assets as a percentage of total assets were 14.2%.

(2)	As of March 31, 2018, these debt investments, warrant and equity investments, and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.
(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)	Entity is publicly traded and listed on The Nasdaq Global Select Market (the “NASDAQ”).
(6)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(7)

Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $8.7 million, $8.3 million and $0.4 million respectively. The tax cost of investments is $525.7 million.

(8)	Security was acquired on December 20, 2013 and is restricted under the Securities Act of 1933, as amended.
(9)	As of March 31, 2018, there were no investments on non-accrual.
(10)	Non-income producing investments as of March 31, 2018.
(11)

Except for common stock in one publicly traded company and the short-term investments in U.S. Treasury Bills, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”).

*	Value as a percentage of net assets.

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2017

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (7)	Fair Value	Maturity Date
Debt Investments (9)
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

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

As of December 31, 2017

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (7)	Fair Value	Maturity Date
Debt Investments (9) (continued)
Food & Drug
PillPack, Inc.	Food & Drug	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% EOT payment)	$5,000	$4,956	$4,983	8/31/2020
Total Food & Drug - 2.12%*			5,000	4,956	4,983
Network Systems Management Software
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	5,000	5,000	4,994	4/4/2020
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	22,212	22,212	20,028	4/4/2021
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	5,329	5,329	4,601	4/4/2021
Total Network Systems Management Software - 12.61%*			32,541	32,541	29,623
Restaurant / Food Service
Munchery, Inc.	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% interest rate, 8.75% EOT payment)	2,589	2,697	2,686	6/30/2019
Total Restaurant / Food Service - 1.14%*			2,589	2,697	2,686
Security Products
Ring, Inc.	Security Products	Growth Capital Loan (Prime + 2.75% interest rate, 3.50% EOT payment)	20,000	20,065	20,094	8/31/2018
	Security Products	Growth Capital Loan (Prime + 5.50% interest rate, 6.75% EOT payment)	5,000	4,929	4,931	4/30/2021
	Security Products	Growth Capital Loan (Prime + 5.00% interest rate, 5.00% EOT payment)	25,000	24,440	24,454	10/31/2020
Total Security Products - 21.06%*			50,000	49,434	49,479
Security Services
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	7,269	7,713	7,713	9/30/2019
	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	4,401	4,540	4,540	2/29/2020
Total Security Services - 5.22%*			11,670	12,253	12,253
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (Prime + 10.75% interest rate)	6,701	6,701	6,701	12/31/2021
Eero, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 8.25% interest rate)	10,000	9,907	9,999	11/30/2019
Total Wireless Communications Equipment - 7.11%*			16,701	16,608	16,700
Total Debt Investments - 149.84%*			$356,580	$355,456	$352,052

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

As of December 31, 2017

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost (7)	Fair Value
Warrant Investments (10)
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

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2017

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost (7)	Fair Value
Equity Investments (2) (10)
Business Applications Software
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	39,018	$161	$160
Total Business Applications Software - 0.07%*			39,018	161	160
Communications Software
Pluribus Networks, Inc.	Communications Software	Preferred Stock	722,073	2,000	1,993
Total Communications Software - 0.85%*			722,073	2,000	1,993
E-Commerce - Personal Goods
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	250	319
Birchbox, Inc.	E-Commerce - Personal Goods	Convertible Note (8.00% interest rate)	—	45	119
Total E-Commerce - Personal Goods - 0.19%*			2,839	295	438
Financial Institution and Services
GoGreenHost AB (1) (3)	Financial Institution and Services	Preferred Stock	1	2,441	2,121
Revolut Ltd. (1) (3)	Financial Institution and Services	Preferred Stock	25,920	292	292
Total Financial Institution and Services - 1.03%*			25,921	2,733	2,413
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	8,000	250	262
Casper Sleep Inc.	Household & Office Goods	Common Stock	26,669	750	760
Total Household & Office Goods - 0.43%*			34,669	1,000	1,022
Network Systems Management Software
Cohesity Inc.	Network Systems Management Software	Preferred Stock	60,342	400	398
Total Network Systems Management Software - 0.17%*			60,342	400	398
Security Services
CrowdStrike, Inc.	Security Services	Preferred Stock	87,849	500	500
	Security Services	Common Stock	97,656	500	500
Total Security Services - 0.43%*			185,505	1,000	1,000
Software Development Tools
MongoDB, Inc. (5) (8)	Software Development Tools	Common Stock	37,371	1,000	1,020
Total Software Development Tools - 0.43%*			37,371	1,000	1,020
Travel & Arrangements/ Tourism
GoEuro Corp.	Travel & Arrangements/ Tourism	Preferred Stock	2,362	300	300
Total Travel & Arrangements/ Tourism - 0.13%*			2,362	300	300
Travel & Leisure
Inspirato, LLC (1) (4)	Travel & Leisure	Preferred Units	1,948	250	245
Total Travel & Leisure - 0.10%*			1,948	250	245
Total Equity Investments - 3.83%*				$9,139	$8,989

Total Investments in Portfolio Companies - 158.38%*				$373,669	$372,103

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$125,000 Face Value, Maturity Date 1/25/2018, Yield to Maturity 1.20%			$124,909	$124,909
Total Short-Term Investments - 53.17%*				$124,909	$124,909

Total Investments - 211.54%* (11)				$498,578	$497,012

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

(8)	Security was acquired on December 20, 2013 and is restricted under the Securities Act of 1933.
(9)	As of December 31, 2017, there were no investments on non-accrual.
(10)	Non-income producing investments as of December 31, 2017.
(11)

Except for common stock in one publicly traded company and the short-term investments in U.S. Treasury Bills, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”).

*	Value as a percentage of net assets.

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

(unaudited)

As of March 31, 2018 and as of December 31, 2017

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

For each debt investment tied to the Prime Rate, “Prime”, the current rate is 4.75% as of March 31, 2018.

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

March 31, 2018
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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2018.

Note 3. Related Party Agreements and Transactions

Investment Advisory Agreement

In accordance with the Board approved investment advisory agreement (the “Advisory Agreement”), subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the day-to-day operations and provides investment advisory services to the Company. Under the terms of the Advisory Agreement, the Adviser:

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s condensed consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. The Company had cumulative realized and unrealized losses during the three months ended March 31, 2018 and March 31, 2017, and, as a result, no capital gains incentive fees were recorded for the three months ended March 31, 2018 and March 31, 2017.

Management and Incentive Fees	For the Three Months Ended March 31,
(in thousands)	2018	2017
Base management fee	$1,528	$1,572
Income incentive fee	$1,487	$1,473
Capital gains incentive fee	$—	$—

The table above presents the base management and incentive fees accrued during the period which are paid in the quarter after they are earned. During the three months ended March 31, 2018, approximately $1.5 million of base management fees earned in prior periods were paid, and approximately $1.1 million of income incentive fees earned in prior periods were paid. During the three months ended March 31, 2017, approximately $1.4 million of base management fees earned in prior periods were paid, and approximately $1.2 million of income incentive fees earned in prior periods were paid.

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

For both the three months ended March 31, 2018 and 2017, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.4 million, of which approximately $64 thousand and $70 thousand, respectively, were paid or payable to third party service providers.

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

Investment Valuation

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2018 and as of December 31, 2017. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type	As of March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$380,306	$380,306
Warrant investments	—	—	11,138	11,138
Equity investments	—	1,557	8,257	9,814
Short-term investments	124,911	—	—	124,911
Total investments	$124,911	$1,557	$399,701	$526,169

Investment Type	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$352,052	$352,052
Warrant investments	—	—	11,062	11,062
Equity investments	—	1,020	7,969	8,989
Short-term investments	124,909	—	—	124,909
Total investments	$124,909	$1,020	$371,083	$497,012

The following tables present information about Level 3 investments measured at fair value for the three months ended March 31, 2018 and March 31, 2017. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended March 31, 2018
Investment Activity (dollars in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2018	$352,052	$11,062	$7,969	$371,083
Funding and purchases of investments, at cost	36,966	615	250	37,831
Principal payments and sale proceeds received from investments	(14,224)	—	—	(14,224)
Amortization and accretion of premiums and discounts, net and end-of term payments	2,950	—	—	2,950
Realized gains (losses) on investments	—	—	—	—
Net change in unrealized gains (losses) included in earnings	1,957	(539)	38	1,456
Payment-in-kind coupon	605	—	—	605
Totals	$380,306	$11,138	$8,257	$399,701

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2018	$2,287	$(539)	$38	$1,786

Level 3	For the Three Months Ended March 31, 2017
Investment Activity (dollars in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2017	$360,007	$8,238	$1,636	$369,881
Fundings of investments, at cost	11,762	157	2,400	14,319
Principal payments and sale proceeds received from investments	(55,200)	—	—	(55,200)
Amortization and accretion of premiums and discounts, net and end-of term payments	(1,197)	—	—	(1,197)
Realized gains on investments	—	(1,681)	—	(1,681)
Net change in unrealized gains (losses) included in earnings	(2,638)	1,341	5	(1,292)
Payment-in-kind coupon	317	—	—	317
Totals	$313,051	$8,055	$4,041	$325,147

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2017	$(296)	$1,098	$5	$808

Realized gains and losses are included as a component of net realized gains (losses) in the condensed consolidated statements of operations.

During the three months ended March 31, 2018, the Company recognized net realized gains on investments of $8 thousand, as a result of changes in foreign currency between the time of investment and liquidation. During the three months ended March 31, 2017, the Company recognized net realized losses on investments of approximately $1.7 million, which consisted of realized losses on two warrant investments.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations.

Net change in unrealized gains during the three months ended March 31, 2018 was approximately $2.0 million, which consisted of net unrealized appreciation of $2.0 million and $0.5 million related to debt investments and equity investments, respectively, offset by net unrealized depreciation of $0.5 million from warrant investments.

Net change in unrealized losses during the three months ended March 31, 2017 was approximately $2.5 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized losses of $1.2 million into income or realized losses from two companies and $1.3 million of net unrealized losses on the investment portfolio related to mark to market activity.

For the three months ended March 31, 2018, the Company recognized approximately $3 thousand in other income, from the recognition of certain fees paid by portfolio companies and other income. For the three months ended March 31, 2017, the Company recognized approximately $52 thousand in other income, consisting of approximately $40 thousand from the termination or expiration of unfunded commitments and approximately $12 thousand from the recognition of certain fees paid by portfolio companies and other income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of March 31, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of March 31, 2018
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$380,306	Discounted Cash Flows	Discount Rate	2.56% - 57.31%	16.62%
Warrant investments	10,165	Black Scholes Option Pricing Model	Revenue Multiples	0.30x - 4.75x	2.48x
			Volatility	28.90% - 75.00%	61.30%
			Term	1.00 - 3.50 Years	2.57 Years
			Discount for Lack of Marketability	0.00% - 30.00%	16.40%
			Risk Free Rate	1.89% - 2.50%	2.24%
	341	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	30.30%	30.30%
			Term	2.00 Years	2.00 Years
	632	Discounted Expected Return	Discount Rate	17.25% - 22.25%	19.02%
			Term	2.80 - 3.50 Years	3.26 Years
			Expected Recovery Rate	75.00%	75.00%
Equity investments	3,934	Black Scholes Option Pricing Model	Revenue Multiples	0.80x - 4.75x	3.13x
			Volatility	28.90% - 85.00%	61.50%
			Term	1.50 - 4.50 Years	2.74 Years
			Discount for Lack of Marketability	0.00% - 2.40%	2.40%
			Risk Free Rate	2.20% - 2.50%	2.34%
	2,202	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50% - 32.50%	30.88%
			Term	3.00 - 4.50 Years	3.95 Years
	2,121	Discounted Expected Recovery	Expected Recovery Rate	87.00%	87.00%
Total investments	$399,701

Level 3 Investments	As of December 31, 2017
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$352,052	Discounted Cash Flows	Discount Rate	2.50% - 38.43%	14.92%
Warrant investments	10,394	Black Scholes Option Pricing Model	Revenue Multiples	0.90x – 4.00x	2.89x
			Volatility	26.60% - 75.00%	55.00%
			Term	1.00– 3.50 Years	2.47 Years
			Discount for Lack of Marketability	0.00% - 30.00%	17.30%
			Risk Free Rate	1.43% - 2.00%	1.92%
	261	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	33.60%	33.60%
			Term	2.0 years	2.0 years
	407	Discounted Expected Return	Discount Rate	17.25%	17.25%
			Term	3.25 Years	3.25 Years
			Expected Recovery Rate	75.00%	75.00%
Equity investments	4,848	Black Scholes Option Pricing Model	Revenue Multiples	0.90x – 4.00x	2.37x
			Volatility	26.60% - 85.00%	60.10%
			Term	1.50– 4.50 Years	2.24 Years
			Discount for Lack of Marketability	0.00% - 1.30%	1.30%
			Risk Free Rate	1.80% - 2.10%	1.93%
	1,000	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50%- 33.60%	31.20%
			Term	2.08 -3.50 years	2.70 Years
	2,121	Discounted Expected Recovery	Expected Recovery Rate	87.00%	87.00%
Total investments	$371,083
As of March 31, 2018 and December 31, 2017, the fair values for all of the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields as of the reporting date.

As of March 31, 2018 and December 31, 2017, fair values for all but one warrant investment position were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. One warrant investment position was valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. Certain investments within the portfolio contain fee conditions which may result in cash proceeds to the Company upon a qualifying liquidity event. These fees were valued using a discounted expected return method. As of March 31, 2018, all but three equity investments were valued using the market approach or the last equity financing round. As of December 31, 2017, all but five equity investments were valued using the market approach. The fair market value for two investments as of December 31, 2017 was derived based on the last equity financing round. The fair market value for two investments as of March 31, 2018 and December 31, 2017 was derived based on a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. The fair market value for one investment as of March 31, 2018 and December 31, 2017 was based on time discounted expected recovery. The range of the various assumptions and weighted averages of these assumptions are summarized in the tables above.

As of March 31, 2018 and December 31, 2017, approximately $379.3 million and $350.3 million, respectively, of the Company’s assets were pledged for borrowings under its revolving credit facility.

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

Note 6. Borrowings

Revolving Credit Facility

In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (the “Revolving Credit Facility”). In August 2014, the Company amended the Revolving Credit Facility to increase the total commitments available thereunder to $200.0 million in aggregate. In January 2018, the Company amended and renewed the Revolving Credit Facility. MUFG Union Bank, N.A, replaced AloStar Bank of Commerce as a lender, under the amended Revolving Credit Facility. The amendment and renewal, among other things, increased the total commitment by $10.0 million to $210.0 million.

Effective as of January 2018, borrowings under the Revolving Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, and 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Revolving Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of approximately 0.50% per annum for any unused borrowings under the Revolving Credit Facility on a monthly basis. The Revolving Credit Facility contains affirmative and restrictive covenants, including but not limited to an advance rate limitation of approximately 55% of the applicable net loan balance of assets held by the Financing Subsidiary, maintenance of minimum net worth at an agreed level, a ratio of total assets to total indebtedness of not less than approximately 2:1, provided that if there is any subsequent change to the asset coverage requirements for any business development company under the 1940 Act, TPVG’s asset coverage ratio shall not be less than the greater of (x) 3:2 and (y) the amount so required under the 1940 Act after such change, a key man clause relating to the Company’s Chief Executive Officer, Mr. James P. Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Revolving Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. The revolving period of the Revolving Credit Facility ends on February 21, 2020 and the maturity date of the Revolving Credit Facility is August 21, 2021. As of March 31, 2018 and December 31, 2017, the Company was in compliance with all covenants under the Revolving Credit Facility.

At March 31, 2018 and December 31, 2017, the Company had outstanding borrowings under the Revolving Credit Facility of $97.0 million and $67.0 million, respectively, which is included in the Company’s condensed consolidated statements of assets and liabilities. The book value of the Revolving Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Revolving Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Revolving Credit Facility, paying and administrative agent fees, and the amortization of deferred Revolving Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Three Months Ended March 31,
(in thousands)	2018	2017
Revolving Credit Facility
Interest cost charged on borrowings	$857	$968
Unused fee	187	183
Amortization of costs and other fees	268	231
Revolving Credit Facility Total	$1,312	$1,382
2020 Notes
Interest cost	$—	$922
Amortization of costs and other fees	—	101
2020 Notes Total	$—	$1,023
2022 Notes
Interest cost	$1,075	$—
Amortization of costs and other fees	131	—
2022 Notes Total	$1,206	$—
Total Interest Expense and Amortization of Fees	$2,518	$2,405

During the three months ended March 31, 2018 and March 31, 2017, the Company had average outstanding borrowings under the Revolving Credit Facility of $75.1 million and $102.6 million, respectively, at a weighted average interest of 4.61% and 3.78%, respectively.

2020 Notes

In 2015, the Company completed a public offering of $54.6 million in aggregate principal amount of its 6.75% notes due 2020 (the “2020 Notes”) and received net proceeds of approximately $52.8 million after the payment of fees and offering costs. The interest expense, including amortization of debt issuance costs are summarized in the table above. The interest on the 2020 Notes was payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. Until August 15, 2017, the 2020 Notes were listed on the New York Stock Exchange (“NYSE”) under the symbol “TPVZ”.

On July 14, 2017, the Company elected to exercise its option to redeem, in full, the 2020 Notes and on August 13, 2017 (the “Redemption Date”), the 2020 Notes were redeemed at par plus accrued and unpaid interest which resulted in a realized loss on debt extinguishment of approximately $1.1 million.  As of the Redemption Date, the outstanding 2020 Notes had an aggregate principal amount of $54.6 million and accrued but unpaid interest of approximately $0.3 million. The 2020 Notes were delisted on the NYSE effective as of August 15, 2017.

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

At March 31, 2018, the 2022 Notes had a market price of $25.14 per unit, resulting in an aggregate fair value of approximately $75.2 million. The 2022 Notes are recorded at amortized cost in the condensed consolidated statements of assets and liabilities. Amortized cost includes approximately $2.2 million of deferred issuance cost at March 31, 2018, which is amortized and expensed over the five year term of the 2022 Notes based on an effective yield method.

The following tables provide additional information about the fair value hierarchy of the Company’s liabilities at March 31, 2018 and December 31, 2017.

Liability	As of March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$97,000	$97,000
2022 Notes, net *	—	72,976	—	72,976
Total	$—	$72,976	$97,000	$169,976

_______________

*	Net of approximately $2.2 million of deferred issuance cost

Liability	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$67,000	$67,000
2020 Notes, net *	—	75,061	—	$75,061
Total	$—	$75,061	$67,000	$142,061

_______________

*	Net of approximately $2.3 million of deferred issuance cost.

Other Payables

On March 29, 2018, the Company purchased $125.0 million in face value of U.S. Treasury bills for settlement on April 3, 2018. On December 29, 2017, the Company purchased $125.0 million of U.S. Treasury bills for settlement on January 3, 2018. The associated payable was included in the Company’s condensed consolidated statements of assets and liabilities as of March 31, 2018 and December 31, 2017.

Asset Coverage Requirements

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200%, immediately after such borrowing. As of March 31, 2018, the Company’s asset coverage for borrowed amounts was 238%. On March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the Small Business Credit Availability Act (the “Act”), was signed into law. The Act amends the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, subject to certain requirements described therein.

Note 7. Commitments and Contingencies

Commitments

As of March 31, 2018 and December 31, 2017, the Company’s unfunded commitments totaled approximately $124.4 million to eleven portfolio companies and approximately $100.1 million to ten portfolio companies, respectively, of which $33.0 million and $18.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Of the approximately $124.4 million of unfunded commitments as of March 31, 2018, approximately $71.4 million will expire in 2018, $18.0 million will expire during 2019, and $35.0 million will expire during 2020, if not drawn prior to expiration.

The Company’s credit agreements contain customary lending provisions that allow it relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally expects 50%-75% of its gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

The tables below provide the Company’s unfunded commitments by portfolio company as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018
Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Eero, Inc.	$5,000	$—
FabFitFun, Inc.	5,000	75
Innovid, Inc.	3,000	45
MapR Technologies, Inc. (Equipment Lease)	1,059	3
Outfittery GmbH	2,376	154
PillPack, Inc.	30,000	200
Rent the Runway, Inc.	10,000	182
RetailNext, Inc.	3,000	30
Stance, Inc.	15,000	166
Toast, Inc.	35,000	115
Varsity Tutors LLC	15,000	159
Total	$124,435	$1,129

______________

*Does not include $88.2 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

	As of December 31, 2017
Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Eero, Inc.	$5,000	$—
FabFitFun, Inc.	10,000	235
Innovid, Inc.	3,000	45
MapR Technologies, Inc. (Equipment Lease)	1,721	4
Outfittery GmbH	2,376	150
PillPack, Inc.	30,000	200
Rent the Runway, Inc.	15,000	273
RetailNext, Inc.	3,000	30
Stance, Inc.	15,000	166
Varsity Tutors LLC	15,000	159
Total	$100,097	$1,262

______________

*Does not include $35.4 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The tables above also provide the fair value of the Company’s unfunded commitment liability totaling approximately $1.1 million and $1.3 million as of March 31, 2018 and December 31, 2017, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s condensed consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details regarding the Company’s unfunded commitments activity during the three months ended March 31, 2018 and March 31, 2017.

	For the Three Months Ended March 31,
Commitments Activity (in thousands)	2018	2017
Activity during the period:
New commitments *	115,000	37,000
Fundings	(37,862)	(12,000)
Expirations / Terminations	—	(25,000)

Unfunded commitments at beginning of period **	$100,097	$117,352
Unfunded commitments at end of period **	$124,435	$117,352
Backlog of potential future commitments	$88,176	$40,000

______________

* Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

**Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (in thousands)	As of March 31, 2018	As of December 31, 2017
Dependent on milestones	$33,000	$18,000
Expiring during:
2018	71,435	87,097
2019	18,000	13,000
2020	35,000	—

Growth capital loans	123,376	98,376
Equipment leases and loans	1,059	1,721

______________

*Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments

The Company entered into commitments with certain portfolio companies which permit an increase in the commitment amount in the future in the event that conditions to such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of March 31, 2018 and December 31, 2017, this backlog of potential future commitments totaled $88.2 million and $35.4 million, respectively.

Note 8. Financial Highlights

The financial highlights presented below are for the three months ended March 31, 2018 and March 31, 2017.

Financial Highlights	For the Three Months Ended March 31, or as of March 31,
(in thousands, except per share data)	2018	2017
Per Share Data (1)
Net asset value at beginning of period	$13.25	$13.51
Changes in net asset value due to:
Net investment income	0.34	0.50
Net realized gains (losses) on investments	—	(0.11)
Net change in unrealized gains (losses) on investments	0.11	(0.16)
Distributions from net investment income	(0.36)	(0.36)
Net asset value at end of period	$13.34	$13.38

Net investment income per share	$0.34	$0.50
Net increase in net assets resulting from operations per share	$0.45	$0.24
Weighted average shares of common stock outstanding for period	17,730	15,981
Shares of common stock outstanding at end of period	17,730	15,981

Ratios / Supplemental Data
Net asset value at beginning of period	$234,945	$215,863
Net asset value at end of period	$236,505	$213,887
Average net asset value	$236,511	$217,420
Stock price at end of period	$11.95	$13.94

Total return based on net asset value per share (2)	0.7%	(1.0)%
Total return based on stock price (3)	(5.8)%	18.3%

Net investment income to average net asset value (4)	10.2%	14.8%
Net increase (decrease) in net assets to average net asset value (4)	13.6%	7.0%
Ratio of expenses to average net asset value (4)	11.4%	11.9%
Operating expenses excluding incentive fees to average net asset value	8.9%	9.2%
Income component of incentive fees to average net asset value	2.5%	2.7%
Capital gains component of incentive fees to average net asset value	0.0%	0.0%

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

(4)	Percentage is presented on an annualized basis.

The weighted average portfolio yield on debt investments presented below is for the three months ended March 31, 2018 and March 31, 2017.

Ratios	For the Three Months Ended March 31, or as of March 31,
(Percentages, on an annualized basis) (1)	2018	2017
Weighted average portfolio yield on debt investments	14.0%	16.8%
Coupon income	10.5%	10.1%
Accretion of discount	0.9%	0.7%
Accretion of end-of-term payments	2.2%	1.7%
Impact of prepayments during the period	0.4%	4.3%

_______________

(1)

Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and March 31, 2017.

Basic and Diluted Share Information	For the Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Net investment income	$5,947	$7,919
Net increase in net assets resulting from operations	$7,944	$3,777
Basic and diluted weighted average shares of common stock outstanding	17,730	15,981
Basic and diluted net investment income per share of common stock	$0.34	$0.50
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.45	$0.24

Note 10. Equity

Since inception through March 31, 2018, the Company has issued 18.2 million shares of common stock through an initial public offering, a concurrent private placement offering, a follow-on offering and a private placement offering. The Company received net proceeds from these offerings of approximately $260.0 million, net of the portion of the underwriting sales load and offering costs paid by the Company.

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the year ended December 31, 2017 is provided in the following table. During the three months ended March 31, 2018, there was no issuance of common stock.

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

The Company had 17.7 million shares of common stock outstanding as of March 31, 2018 and December 31, 2017, respectively.

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

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	$0.36
Total cash distributions				$5.90

 _______________

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

(2)	Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s condensed consolidated statements of operations during the three months ended March 31, 2018. For the year ended December 31, 2017, total distributions of $1.44 per share were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for 2017 exceeded its distributions. As of December 31, 2017, the Company estimated it had undistributed 2017 taxable earnings of approximately $1.0 million. This “spillover” income was paid as part of the first quarter 2018 distributions. Since March 5, 2014 (commencement of operations) to March 31, 2018, total distributions of $5.90 per share have been declared and paid.

Note 12. Subsequent Events

Distributions

On May 2, 2018, the Company announced that the Board declared a $0.36 per share distribution, payable on June 15, 2018, to stockholders of record on May 31, 2018.

Recent Portfolio Activity

From April 1, 2018 through May 2, 2018, the Company funded $16.0 million in new investments and closed $70.3 million of additional debt commitments. TPC’s direct originations platform entered into $80.5 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

Asset Coverage Approval

On April 24, 2018, the Company’s board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act (the “SBCA”). As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective April 24, 2019. On May 2, 2018, the Company’s board of directors also recommended the submission of a proposal for stockholders to vote in favor of the Company to immediately become subject to a minimum asset coverage ratio of at least 150%, permitting the Company to double its amount of debt incurrence earlier than the current effective date of April 24, 2019, pursuant to the SBCA. If this proposal is approved by stockholders at a special stockholder meeting, the Company would become subject to an asset coverage ratio of at least 150% the day after such meeting instead of on April 24, 2019.

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

As of March 31, 2018, we held 116 investments in 44 companies. Our investments included 66 debt investments, 35 warrant investments, and 15 direct equity and related investments. As of March 31, 2018, the total cost and fair value of these investments were approximately $400.8 million and approximately $401.3 million, respectively. As of March 31, 2018, one of our portfolio companies was publicly traded. As of March 31, 2018, the 66 debt investments with an aggregate fair value of approximately $380.3 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 8.2%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of borrower funding, at the time of origination.

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

The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$381,754	$380,306	$(1,448)	66	21
Warrant investments	9,689	11,138	1,449	35	35
Equity investments	9,389	9,814	425	15	12
Total Investments in Portfolio Companies	$400,832	$401,258	$426	116	44	*

	As of December 31, 2017
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$355,456	$352,052	$(3,404)	60	19
Warrant investments	9,074	11,062	1,988	32	32
Equity investments	9,139	8,989	(150)	14	11
Total Investments in Portfolio Companies	$373,669	$372,103	$(1,566)	106	42	*

_______________

*	Represents non-duplicative number of companies.

The following tables present the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Financial Institution and Services	$79,577	19.8%
Business Applications Software	66,937	16.7
Security Products	53,453	13.3
E-Commerce - Clothing and Accessories	51,533	12.8
Building Materials/Construction Machinery	41,034	10.2
Network Systems Management Software	30,027	7.5
Wireless Communications Equipment	16,769	4.2
Biofuels / Biomass	14,010	3.5
Security Services	12,915	3.2
Entertainment	8,136	2.0
Business to Business Marketplace	8,006	2.0
Food & Drug	5,101	1.3
Restaurant / Food Service	2,729	0.7
Database Software	2,658	0.7
Communications Software	1,993	0.5
Software Development Tools	1,557	0.4
General Media and Content	1,362	0.3
Household & Office Goods	1,022	0.3
Conferencing Equipment / Services	667	0.2
E-Commerce - Personal Goods	295	0.1
Educational/Training Software	430	0.1
Travel & Arrangements/ Tourism	300	0.1
Travel & Leisure	318	0.1
Shopping Facilitators	250	*
Advertising / Marketing	105	*
Medical Software and Information Services	74	*
Total portfolio company investments	$401,258	100.0%

  ______________

*	Amount represents less than 0.05% of the total portfolio investments.

	As of December 31, 2017
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Financial Institution and Services	$71,812	19.3%
Business Applications Software	51,915	14.0
Security Products	50,232	13.5
E-Commerce - Clothing and Accessories	43,824	11.8
Building Materials/Construction Machinery	40,366	10.8
Network Systems Management Software	30,021	8.1
Wireless Communications Equipment	16,768	4.5
Security Services	13,973	3.8
Biofuels / Biomass	13,878	3.7
Business to Business Marketplace	7,947	2.1
Entertainment	7,879	2.1
Database Software	6,952	1.9
Food & Drug	5,038	1.4
Restaurant / Food Service	2,686	0.7
Communications Software	1,993	0.5
E-Commerce - Personal Goods	1,613	0.4
General Media and Content	1,362	0.4
Household & Office Goods	1,022	0.3
Software Development Tools	1,020	0.3
Conferencing Equipment / Services	639	0.2
Travel & Arrangements/ Tourism	300	0.1
Travel & Leisure	253	0.1
Shopping Facilitators	250	*
Educational/Training Software	180	*
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Total portfolio company investments	$372,103	100.0%

______________

*	Amount represents less than 0.05% of total portfolio investments.

The following tables present the financing product type of our debt investments as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$331,336	87.1%
Equipment leases	5,536	1.5
Equipment loans	42,184	11.1
Convertible notes	1,250	0.3
Total debt investments	$380,306	100.0%

	As of December 31, 2017
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$299,305	85.0%
Equipment leases	9,694	2.8
Equipment loans	41,886	11.9
Convertible notes	1,167	0.3
Total debt investments	$352,052	100.0%

Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent approximately 21.5% and 22.5% of the debt investments at fair value as of March 31, 2018 and December 31, 2017, respectively.

Investment Activity

During the three months ended March 31, 2018, we entered into commitments with two new portfolio companies and two existing portfolio companies totaling $115.0 million, funded eight debt investments for approximately $37.9 million in principal value, acquired warrant investments representing approximately $0.6 million of value and made a $0.3 million equity investment.

During the three months ended March 31, 2017, we entered into commitments with two new portfolio companies and two existing portfolio companies totaling $37.0 million, funded three debt investments for approximately $12.0 million in principal value and acquired warrant investments representing approximately $0.2 million of value and made $2.4 million of equity investments.

During the three months ended March 31, 2018, we received $3.3 million of debt prepayment from one portfolio company and one portfolio company repaid at maturity its outstanding growth capital loan of approximately $5.0 million.

During the three months ended March 31, 2017, one of our portfolio companies fully prepaid its outstanding principal of approximately $18.3 million, one of our portfolio companies prepaid all its outstanding growth capital loans of approximately $30.0 million and one of our portfolio companies made a partial prepayment of $5.0 million.

Total portfolio investment activity for the three months ended March 31, 2018 and March 31, 2017 was as follows:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Beginning portfolio at fair value	$372,103	$374,311
New debt investments	36,968	11,762
Scheduled principal payments from debt investments	(5,876)	(1,926)
Early principal payments, repayments and recoveries	(8,348)	(53,274)
Accretion of debt investment fees	2,948	(1,197)
Payment-in-kind coupon	605	317
New warrant investments	615	157
New equity investments	250	2,400
Proceeds from the sale of investments	—	—
Net realized gains (losses)	—	(1,681)
Net unrealized gains (losses) on investments	1,993	(2,461)
Ending portfolio at fair value	$401,258	$328,408

As of March 31, 2018, our unfunded commitments to eleven portfolio companies totaled approximately $124.4 million. As of December 31, 2017, our unfunded commitments to ten portfolio companies totaled approximately $100.1 million. During the three months ended March 31, 2018, there were no expirations or terminations of unfunded commitments and approximately $37.9 million were funded.

The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (in thousands)	As of March 31, 2018	As of December 31, 2017
Dependent on milestones	$33,000	$18,000
Expiring during:
2018	71,435	87,097
2019	18,000	13,000
2020	35,000	—

Growth capital loans	123,376	98,376
Equipment leases and loans	1,059	1,721

_______________

* Does not include backlog of potential future commitments.

Our credit agreements with our portfolio companies contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. We generally expect 50% - 75% of our gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrant investments received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of March 31, 2018, and December 31, 2017, the fair value for these unfunded commitments totaled approximately $1.1 million and $1.3 million, respectively, and was included in “other accrued expenses and liabilities” in our condensed consolidated statements of assets and liabilities.

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three months ended March 31, 2018 and March 31, 2017.

Commitments and Fundings	For the Three Months Ended March 31,
(in thousands)	2018	2017
Debt Commitments
New portfolio companies	$75,000	$30,000
Existing portfolio companies	40,000	7,000
Total *	$115,000	$37,000

Funded Debt Investments	$37,862	$12,000

Equity Investments	$250	$2,400

Non-Binding Term Sheets	$146,000	$48,809

_______________

* Includes backlog of potential future commitments.

We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”).  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of March 31, 2018 and December 31, 2017, this backlog of potential future commitments totaled $88.2 million and $35.4 million, respectively.

Payables

On March 29, 2018, we acquired $125.0 million in face value of U.S. Treasury bills which were sold on April 3, 2018. On December 29, 2017, we acquired $125.0 million in face value of U.S. Treasury bills which were sold on January 3, 2018. The purchase and sale of U.S. Treasury bills were done to efficiently meet certain diversification tests.

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

As of March 31, 2018 and December 31, 2017, the weighted average investment ranking of our debt investment portfolio was 2.03 and 2.02, respectively. During the three months ended March 31, 2018, there were no changes within the credit categories.

The following table shows the credit rankings for the portfolio companies that had outstanding obligations to us as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$50,901	13.4%	3
White (2)	274,901	72.3	14
Yellow (3)	46,368	12.2	3
Orange (4)	8,136	2.1	1
Red (5)	—	—	—
	$380,306	100.0%	21

	As of December 31, 2017
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$54,071	15.4%	3
White (2)	243,915	69.3	12
Yellow (3)	46,187	13.1	3
Orange (4)	7,978	2.2	1
Red (5)	—	—	—
	$352,151	100.0%	19

Results of Operations

Comparison of operating results for the three months ended March 31, 2018 and March 31, 2017.

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

For the three months ended March 31, 2018, our net increase in net assets resulting from operations was approximately $7.9 million, which was comprised of approximately $5.9 million of net investment income and approximately $2.0 million of net realized and unrealized gains. On a per share basis for the three months ended March 31, 2018, net investment income was $0.34 per share and the net increase in net assets from operations was $0.45 per share.

For the three months ended March 31, 2017, our net increase in net assets resulting from operations was approximately $3.8 million, which was comprised of approximately $7.9 million of net investment income and approximately $4.1 million of net realized and unrealized losses. On a per share basis for the three months ended March 31, 2017, net investment income was $0.50 per share and the net increase in net assets from operations was $0.24 per share.

Investment Income

Total investment income for the three months ended March 31, 2018 was approximately $12.6 million as compared to approximately $14.3 million for the three months ended March 31, 2017.

The decrease in investment and other income for the three-month period ended March 31, 2018 compared to the comparable period of 2017 of $1.7 million is primarily due to a reduction in the acceleration of unamortized fees and other income due to lower prepayment activity between periods.

For the three months ended March 31, 2018, we recognized approximately $3 thousand in other income from the realization of certain fees paid by portfolio companies and other income. For the three months ended March 31, 2017, we recognized approximately $52 thousand in other income consisting of approximately $40 thousand due to the termination or expiration of unfunded commitments and approximately $12 thousand from the realization of certain fees paid by portfolio companies and other income.

Operating Expenses

Total operating expenses consist of base management fee, income incentive fee, capital gains incentive fee, interest expense and amortization of fees, administration agreement expenses, and general and administrative expenses and is summarized in the statement of operations. In determining the base management fee, our Adviser has agreed to exclude the U.S. Treasury bill assets acquired at the end of the applicable quarters in 2018 and 2017 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will decrease over time as our portfolio and capital base expand. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. Capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expense will increase as we utilize more of the Revolving Credit Facility, and we expect expenses per the administration agreement and general and administrative expenses will increase to meet the additional requirements associated with servicing a larger portfolio.

Total operating expenses for the three months ended March 31, 2018 was approximately $6.7 million as compared to approximately $6.4 million for the three months ended March 31, 2017.

Base management fee totaled approximately $1.5 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively. Base management fee for the three months ended March 31, 2018, as compared to March 31, 2017, decreased due to lower average assets between the periods.

Income incentive fee totaled approximately $1.5 million for the three months ended March 31, 2018 and 2017, respectively.

There was no capital gains incentive fee expense calculated for the three month periods ended March 31, 2018 or 2017.

Interest and fees on our borrowings totaled approximately $2.5 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively. Interest and fee expense for the three months ended March 31, 2018, as compared to March 31, 2017, increased primarily due to an increase in benchmark interest rates.

Administration agreement and general and administrative expenses totaled approximately $1.1 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. The increase for the three months ended March 31, 2018, as compared to March 31, 2017, was primarily due to higher professional services costs.

Net Realized Gains and Losses and Net Unrealized Gains and Losses

Realized gains and losses are included as a component of net realized gains (losses) in the condensed consolidated statements of operations.

During the three months ended March 31, 2018, we recognized net realized gains on investments of $8 thousand, as a result of changes in foreign currency between the time of investment and liquidation. During the three months ended March 31, 2017, we recognized net realized losses on investments of approximately $1.7 million, which consisted of realized losses on two warrant investments.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations.

Net change in unrealized gains during the three months ended March 31, 2018 was approximately $2.0 million, which consisted of net unrealized appreciation of $2.0 million and $0.5 million related to debt investments and equity investments, respectively, offset by net unrealized depreciation of $0.5 million from warrant investments.

Net change in unrealized losses during the three months ended March 31, 2017 was approximately $2.5 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized losses of $1.2 million into income or realized losses from two companies and $1.3 million of net unrealized losses on the investment portfolio related to mark to market activity.

Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

The table below presents our statement of operations for the three months ended March 31, 2018 and March 31, 2017.

Net Increase in Net Assets	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Investment and Other Income
Interest income from investments	$12,616	$14,252
Other income
Expirations / terminations of unfunded commitments	—	40
Other fees	3	12
Total Investment and Other Income	12,619	14,304

Operating Expenses
Base management fee	1,528	1,572
Income incentive fee	1,487	1,473
Capital gains incentive fee	—	—
Interest expense and amortization of fees	2,518	2,405
Administration agreement expenses	407	374
General and administrative expenses	732	561
Total Operating Expenses	6,672	6,385

Net investment income	5,947	7,919

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	8	(1,681)
Net change in unrealized gains (losses) on investments	1,988	(2,461)
Net realized and unrealized gains (losses)	1,996	(4,142)

Net Increase in Net Assets Resulting from Operations	$7,943	$3,777

Net investment income per share	$0.34	$0.50
Net increase in net assets per share	$0.45	$0.24
Weighted average shares of common stock outstanding	17,730	15,981

We believe an important measure of the investment income that we will be required to distribute each year is core net investment income, to the extent it is divergent from GAAP net investment income. Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fees on net unrealized gains. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. No capital gains incentive fee was earned or was payable during the three months ended March 31, 2018 and March 31, 2017, respectively. Therefore, GAAP net investment income and core net investment income were the same during the respective periods.

Portfolio Yield and Total Return

Investment income includes interest income on our debt investments utilizing the effective yield method which includes cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three months ended March 31, 2018 and March 31, 2017, interest income totaled approximately $12.6 million and $14.3 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 14.0% and 16.8%, respectively.

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

The yield on our portfolio, excluding the impact of prepayments, was approximately 13.6% and 12.5%, respectively, for the three months ended March 31, 2018 and March 31, 2017.

The following table provides the weighted average annualized portfolio yield on our portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrants received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments.

Returns on Net Asset Value and Total Assets	For the Three Months Ended March 31,
Portfolio Yield (1)	2018	2017
Weighted average annualized portfolio yield on debt investments	14.0%	16.8%
Coupon income	10.5%	10.1%
Accretion of discount	0.9%	0.7%
Accretion of end-of-term payments	2.2%	1.7%
Impact of prepayments during the period	0.4%	4.3%

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

For the three months ended March 31, 2018 and March 31, 2017, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 0.7% and (1.0)%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was (5.8)% and 18.3%, respectively.

The table below summarizes our return on average total assets and return on average NAV for the three months ended March 31, 2018 and March 31, 2017.

Returns on Net Asset Value and Total Assets	For the Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net investment income	$5,947	$7,919
Net increase (decrease) in net assets	7,943	3,777

Average net asset value (1)	236,511	217,420
Average total assets (1)	401,007	388,854

Net investment income to average net asset value (2)	10.2%	14.8%
Net increase (decrease) in net assets to average net asset value (2)	13.6%	7.0%

Net investment income to average total assets (2)	6.0%	8.3%
Net increase (decrease) in net assets to average total assets (2)	8.0%	3.9%

______________

(1)	The average NAVs and the average total assets are computed based on daily balances. Total assets are gross assets before deducting total liabilities.
(2)	Percentage is presented on an annualized basis.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes are considered to be our critical accounting policies and estimates. These have been disclosed under “Significant Accounting Policies” in the notes to consolidated financial statements described in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 12, 2018. Changes to the policy are disclosed in our notes to the condensed consolidated financial statements in this Form 10-Q.

Liquidity and Capital Resources

During the three months ended March 31, 2018, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $20.4 million and cash provided by financing activities was approximately $28.7 million due to borrowings under the Revolving Credit Facility for $30.0 million, partially offset by approximately $1.3 million in payments of Revolving Credit Facility costs, which are deferred and expensed over the term of the Revolving Credit Facility. As of March 31, 2018, cash, including restricted cash, was approximately $18.3 million.

During the three months ended March 31, 2017, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “-Results of Operations,” was approximately $50.1 million and cash used in financing activities was approximately $29.0 million due to borrowings under our Revolving Credit Facility. As of March 31, 2017, cash, including restricted cash, was approximately $36.6 million.

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

Contractual Obligations

In February 2014, we entered into our Revolving Credit Facility which provided us with a $150.0 million commitment, subject to borrowing base requirements. In August 2014, we amended our Revolving Credit Facility to increase the total commitments available there under by $50.0 million to $200.0 million in aggregate. In January 2018, we amended and renewed the Revolving Credit Facility. MUFG Union Bank, N.A, replaced AloStar Bank of Commerce as a lender, under the amended Revolving Credit Facility. The amendment and renewal, among other things, increased the total commitment by $10.0 million to $210.0 million.

As of March 31, 2018 and December 31, 2017, we had outstanding borrowings of $97.0 million and $67.0 million, respectively, under our Revolving Credit Facility, which is included in the condensed consolidated statements of assets and liabilities. We had $113.0 million and $133.0 million of remaining capacity on our Revolving Credit Facility as of March 31, 2018 and December 31, 2017, respectively.

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

The tables below provide a summary of when payments are due under our Revolving Credit Facility and the 2022 Notes as of March 31, 2018 and December 31, 2017.

Payments Due By Period	As of March 31, 2018
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$97,000	$—	$97,000	$—	$—
2022 Notes	74,750	—	—	74,750	—
Total	$171,750	$—	$97,000	$74,750	$—

Payments Due By Period	As of December 31, 2017
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$67,000	$—	$67,000	$—	$—
2022 Notes	74,750	—	—	74,750	—
Total	$141,750	$—	$67,000	$74,750	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of March 31, 2018 and December 31, 2017, our unfunded commitments totaled approximately $124.4 million to eleven portfolio companies and $100.1 million to ten portfolio companies, respectively. See “-Investment Activity” above for additional information on our unfunded commitments.

Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Over time, we generally expect approximately 60% - 75% of our gross unfunded commitments to be drawn before the expiration of their corresponding availability periods. We evaluate funding needs and expectations for each company at the time of commitment and as the company progresses and develops during the availability period.

As of March 31, 2018, we had a payable of approximately $125.0 million in face value due April 3, 2018 for the acquisition of U.S. Treasury bills. On April 3, 2018, we sold the U.S. Treasury bills and settled the payable in full. As of December 31, 2017, we had a payable of approximately $125.0 million in face value due January 3, 2018 for the acquisition of U.S. Treasury bills. On January 3, 2018, we sold the U.S. Treasury bills and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received. As of March 31, 2018 and December 31, 2017, these outstanding obligations totaled approximately $3.4 million and $2.8 million, respectively.

Off-Balance Sheet Arrangements

Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2018 and December 31, 2017, our off-balance sheet arrangements consisted of approximately $124.4 million and $100.1 million, respectively of unfunded commitments, of which $33.0 million and $18.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements with our portfolio companies contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company.

The table below provides our unfunded commitments by portfolio company as of March 31, 2018 and December 31, 2017.

Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	As of March 31, 2018	As of December 31, 2017
Eero, Inc.	5,000	5,000
FabFitFun, Inc.	5,000	10,000
Innovid, Inc.	3,000	3,000
MapR Technologies, Inc. (Equipment Lease)	1,059	1,721
Outfittery GMBH	2,376	2,376
PillPack, Inc.	30,000	30,000
Rent the Runway, Inc.	10,000	15,000
RetailNext, Inc.	3,000	3,000
Stance, Inc.	15,000	15,000
Toast, Inc.	35,000	—
Varsity Tutors LLC	15,000	15,000
Total	$124,435	$100,097

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

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	$0.36
Total cash distributions				$5.90

_______________

(1)Represents a special distribution.

(2)The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations) through March 31, 2014.

For the three months ended March 31, 2018 and for the year ended December 31, 2017, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 100% and 97.1% of total distributions paid, respectively.

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

In the future, we may co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price. However, on March 28, 2018, we, TPC and our Adviser received an exemptive order (the “Exemptive Order”) from the SEC, which permits greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

Recent Developments

Distributions

On May 2, 2018, we announced that our Board declared a $0.36 per share distribution, payable on June 15, 2018, to stockholders of record on May 31, 2018.

Recent Portfolio Activity

From April 1, 2018, through May 2, 2018, we funded $16.0 million in new investments and closed $70.3 million of additional debt commitments. TPC’s direct originations platform entered into $80.5 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

Asset Coverage Approval

On April 24, 2018, the Company’s board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the Small Business Credit Availability Act (the “SBCA”). As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective April 24, 2019. On May 2, 2018, the Company’s board of directors also recommended the submission of a proposal for stockholders to vote in favor of the Company to immediately become subject to a minimum asset coverage ratio of at least 150%, permitting the Company to double its amount of debt incurrence earlier than the current effective date of April 24, 2019, pursuant to the SBCA. If this proposal is approved by stockholders at a special stockholder meeting, the Company would become subject to an asset coverage ratio of at least 150% the day after such meeting instead of on April 24, 2019.

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

As of March 31, 2018, a majority of the debt investments (approximately 64% and approximately $244.5 million in principal balance) in our debt investment portfolio bore interest at floating rates, all of which have interest rate floors and some of them have interest rate caps for a limited period. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all of our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Revolving Credit Facility bears interest at a floating rate. Our 2022 Notes bears interest at a fixed rate. As of March 31, 2018, our floating rate borrowings totaled $97.0 million, so an increase in interest rates would currently benefit us as we would generate additional interest income in excess of the additional interest expense. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the March 31, 2018 condensed consolidated statement of assets and liabilities.

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$6,312	$(2,950)	$3,362
Up 200 basis points	$4,208	$(1,967)	$2,241
Up 100 basis points	$2,104	$(983)	$1,121
Up 50 basis points	$1,052	$(492)	$560
Down 25 basis points	$(564)	$246	$(318)

This analysis is indicative of the potential impact on our investment income as of March 31, 2018, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2018, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent legislation may allow us to incur additional leverage, which could increase the risk of investing in the Company.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. Under the SBCA, we are allowed to reduce our asset coverage requirement to 150%, and thereby increase our leverage capacity, if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to reduce our asset coverage requirement to 150% on the first day after such approval. Alternatively, the SBCA allows the majority of our independent directors to approve the reduction in our asset coverage requirement to 150%, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce our asset coverage requirement to 150%, our leverage capacity and usage, and risks related to leverage.

On April 24, 2018, the Company’s board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the SBCA.  As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective April 24, 2019.  On May 2, 2018, the Company’s board of directors also recommended the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage requirements at a special meeting. If stockholders approve this proposal, the Company would become subject to the 150% minimum asset coverage ratio the day after the special meeting.  The Company’s board of directors values the opinions of our stockholders and will reconvene to reconsider its approval of the modified asset coverage requirements if this proposal is not approved by stockholders. There can be no assurance that the Company’s board of directors would rescind its approval if this proposal is not approved by stockholders. If this proposal is not approved by the stockholders and the Company’s board of directors does not rescind its approval, we will be subject to the 150% asset coverage ratio, beginning April 24, 2019.

Leverage is generally considered a speculative investment technique and increases the risk of investing in our securities. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. If we incur additional leverage, you will experience increased risks of investing in our common stock.

We finance certain of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.

We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. As of March 31, 2018, we had $97.0 million of principal outstanding under the Company’s Revolving Credit Facility (the “Credit Facility”) and $74.8 million of principal outstanding on our 5.75% Notes due 2022 (the “2022 Notes”), before reducing the unamortized debt issuance costs. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and 2022 Notes and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings (other than potential leverage in future Small Business Investment Company, or “SBIC,” subsidiaries, should we receive an SBIC license(s), subject to exemptive relief) and any preferred stock that we may issue in the future, of at least 200% (or 150% effective April 24, 2019 or, if we receive approval of our stockholders, to be effective the day after such approval). If this ratio declines below 200% (or 150% effective April 24, 2019 or, if we receive approval of our stockholders, to be effective the day after such approval), we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ depends on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, the Credit Facility imposes, and any debt facilities we may enter into in the future may impose, financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our ability to be subject to tax treatment as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended.

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

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: May 2, 2018	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 2, 2018	By:	/s/ Andrew J. Olson
Andrew J. Olson, Chief Financial Officer (Principal Financial and Accounting Officer)