Form 10-Q
period 2018-06-30
TriplePoint Venture Growth BDC Corp.
filed 2018-08-01
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of July 31, 2018, the registrant had 17,771,428 shares of common stock, $0.01 par value per share, outstanding.

TriplePoint Venture Growth BDC Corp.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments at fair value (amortized cost of $399,168 and $373,669, respectively)	$398,405	$372,103
Short-term investments at fair value (cost of $89,590 and $124,909, respectively)	89,590	124,909
Cash	4,998	4,484
Restricted cash	5,957	5,522
Deferred credit facility costs	1,702	946
Prepaid expenses and other assets	2,031	2,320
Total assets	$502,683	$510,284

Liabilities
Revolving Credit Facility	$87,000	$67,000
2022 Notes, net	72,688	72,433
Payable for U.S. Treasury bill assets	89,590	124,909
Base management fee payable	1,768	1,463
Income incentive fee payable	2,200	1,094
Accrued capital gains incentive fee	—	—
Payable to directors and officers	64	68
Other accrued expenses and liabilities	10,382	8,372
Total liabilities	$263,692	$275,339
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share (450,000 shares authorized; 17,771 and 17,730 shares issued and outstanding, respectively)	178	177
Paid-in capital in excess of par value	235,969	235,488
Undistributed net investment income	2,949	976
Accumulated net realized gains (losses)	653	(128)
Accumulated net unrealized losses on investments	(758)	(1,568)
Total net assets	$238,991	$234,945
Total liabilities and net assets	$502,683	$510,284

Net asset value per share	$13.45	$13.25

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Investment income
Interest income from investments	$15,410	$14,499	$28,026	$28,751
Other income
Expirations / terminations of unfunded commitments	350	378	350	418
Other fees	792	805	795	817
Total investment and other income	16,552	15,682	29,171	29,986

Operating expenses
Base management fee	1,768	1,666	3,296	3,238
Income incentive fee	2,200	1,981	3,687	3,454
Capital gains incentive fee	—	—	—	—
Interest expense and amortization of fees	2,532	2,150	5,050	4,555
Administration agreement expenses	445	338	852	712
General and administrative expenses	807	716	1,539	1,277
Total operating expenses	7,752	6,851	14,424	13,236

Net investment income	8,800	8,831	14,747	16,750

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	773	(1,714)	781	(3,395)
Net change in unrealized gains (losses) on investments	(1,178)	804	810	(1,657)
Net realized and unrealized gains (losses)	(405)	(910)	1,591	(5,052)

Net increase in net assets resulting from operations	$8,395	$7,921	$16,338	$11,698

Basic and diluted net investment income per share	$0.50	$0.55	$0.83	$1.05
Basic and diluted net increase in net assets per share	$0.47	$0.50	$0.92	$0.73
Basic and diluted weighted average shares of common stock outstanding	17,754	16,000	17,742	15,991

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common stock
	Shares	Par value	Paid-in capital in excess of par value	Undistributed net investment income	Realized gains (losses)	Accumulated net unrealized gains (losses) on investments	Net assets
Balance at December 31, 2016	15,981	$160	$212,013	$82	$(587)	$4,195	$215,863
Net increase (decrease) in net assets resulting from operations	—	—	—	16,750	(3,395)	(1,657)	11,698
Distributions reinvested in common stock	37	—	486	—	—	—	486
Distributions from net investment income	—	—	—	(11,514)	—	—	(11,514)
Balance at June 30, 2017	16,018	$160	$212,499	$5,318	$(3,982)	$2,538	$216,533

Balance at December 31, 2017	17,730	$177	$235,488	$976	$(128)	$(1,568)	$234,945
Net increase (decrease) in net assets resulting from operations	—	—	—	14,747	781	810	16,338
Distributions reinvested in common stock	41	1	481	—	—	—	482
Distributions from net investment income	—	—	—	(12,774)	—	—	(12,774)
Balance at June 30, 2018	17,771	$178	$235,969	$2,949	$653	$(758)	$238,991

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$16,338	$11,698
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(90,673)	(71,289)
Sales (purchase) of short-term investments, net	35,319	(49,965)
Principal payments and proceeds from investments	72,042	187,498
Payment-in-kind interest on investments	(1,289)	(890)
Net change in unrealized (gains) losses on investments	(810)	1,657
Net realized (gains) losses	(781)	3,395
Amortization and accretion of premiums and discounts, net	(1,628)	(980)
(Accretion) reduction of end-of-term payments, net of prepayments	(4,182)	1,118
Amortization of debt fees and issuance costs	756	599
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	(35,319)	49,965
Prepaid expenses and other assets	1,308	666
Base management fee payable	305	217
Income incentive fee payable	1,106	772
Payable to directors and officers	(4)	(3)
Other accrued expenses and liabilities	2,010	(437)
Net cash (used in) provided by operating activities	(5,502)	134,021
Cash Flows from Financing Activities:
Borrowings (repayments) under revolving credit facility, net	20,000	(55,000)
Distributions paid, net	(12,292)	(11,028)
Deferred credit facility costs	(1,257)	—
Net cash provided by (used in) financing activities	6,451	(66,028)
Net change in cash and restricted cash	949	67,993
Cash and restricted cash at beginning of period	10,006	15,478
Cash and restricted cash at end of period	$10,955	$83,471
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,211	$3,958
Distributions reinvested	$482	$486

	For the Six Months Ended June 30,
	2018	2017
Cash	$4,998	$12,284
Restricted cash	5,957	71,187
Total cash and restricted cash shown in the statement of cash flows	$10,955	$83,471

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of June 30, 2018

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (7.00% interest rate, 9.00% EOT payment)	$13,249	$14,600	$14,149	4/30/2020
Total Biofuels / Biomass - 5.92%*			13,249	14,600	14,149
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	13,276	13,188	13,243	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	6,356	6,305	6,340	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	8,568	8,468	8,508	7/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	1,935	1,896	1,903	9/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,379	2,316	2,320	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	1,908	1,854	1,863	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,724	2,637	2,648	12/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,854	2,763	2,773	12/31/2021
	Building Materials/Construction Machinery	Convertible Note (10.10% PIK interest rate, 14.00% EOT Payment) (2)	1,163	1,167	1,150	1/25/2020
Total Building Materials/Construction Machinery - 17.05%*			41,163	40,594	40,748
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,838	14,994	12/31/2020
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,650	14,811	6/30/2021
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,524	14,619	9/30/2021
			45,000	44,012	44,424
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate,10.00% EOT payment)	411	659	659	9/30/2018
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	44	53	53	1/31/2019
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	748	849	849	6/30/2019
	Business Applications Software	Equipment Loan (6.50% interest rate,10.00% EOT payment)	361	422	422	6/30/2019
	Business Applications Software	Equipment Lease (8.50% interest rate, 10.00% EOT payment) (1)	106	113	113	12/31/2019
	Business Applications Software	Equipment Loan (6.75% interest rate,10.00% EOT payment)	180	198	198	10/31/2019
	Business Applications Software	Equipment Lease (8.75% interest rate, 10.00% EOT payment) (1)	379	393	393	4/30/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	97	103	103	1/31/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	511	522	522	7/31/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	619	641	641	4/30/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	410	414	414	10/31/2020
	Business Applications Software	Equipment Loan (7.25% interest rate,10.00% EOT payment)	281	285	285	7/31/2020
	Business Applications Software	Equipment Lease (9.25% interest rate, 10.00% EOT payment) (1)	329	328	328	1/31/2021
	Business Applications Software	Equipment Loan (7.50% interest rate,10.00% EOT payment)	173	172	172	10/31/2020
	Business Applications Software	Equipment Lease (9.50% interest rate, 10.00% EOT payment) (1)	503	497	497	4/30/2021
			5,152	5,649	5,649
OneSource Virtual, Inc.	Business Applications Software	Growth Capital Loan (Prime + 0.75% interest rate, 0.25% EOT payment)	10,000	9,815	9,815	9/30/2018
Quantcast Corporation	Business Applications Software	Growth Capital Loan (Prime + 6.25% interest rate, 6.00% EOT payment)	15,000	14,748	14,748	3/31/2021
Total Business Applications Software - 31.23%*			75,152	74,224	74,636
Business to Business Marketplace
RetailNext, Inc.	Business to Business Marketplace	Growth Capital Loan (Prime + 7.50% interest rate, 8.50% EOT payment)	8,000	7,976	7,976	11/30/2020
Total Business to Business Marketplace - 3.34%*			8,000	7,976	7,976
Database Software
SimpliVity Corporation	Database Software	Equipment Lease (6.75% interest rate, 10.00% EOT payment) (1)	708	1,054	1,097	12/31/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	329	490	509	12/31/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	279	375	395	2/28/2019
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	18	24	25	3/31/2019
Total Database Software - 0.85%*			1,334	1,943	2,026
E-Commerce - Clothing and Accessories
Outfittery GMBH (1) (2) (3)	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.25% interest rate, 9.00% EOT payment)	7,127	6,933	6,830	8/31/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	2,360	2,220	2,198	6/30/2021
			9,487	9,153	9,028
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	4,307	4,868	4,917	11/30/2018
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	6,000	6,241	6,357	6/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	2,000	2,059	2,120	10/31/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 4.50% EOT payment)	4,000	4,049	4,116	11/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.50% interest rate, 5.25% EOT payment)	5,500	5,311	5,336	6/30/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.50% interest rate, 5.25% EOT payment)	4,500	4,309	4,309	9/30/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.50% interest rate, 10.25% EOT payment)	3,000	3,003	3,003	10/31/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.50% interest rate, 5.25% EOT payment)	5,000	4,796	4,796	2/28/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.50% interest rate, 5.25% EOT payment)	5,000	4,765	4,765	4/30/2021
			39,307	39,401	39,719
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (10.50% interest rate, 6.00% EOT payment)	5,000	4,895	4,895	2/28/2021
Untuckit LLC	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.00% interest rate, 4.50% EOT payment)	2,500	2,471	2,471	11/30/2019
Total E-Commerce - Clothing and Accessories - 23.48%*			56,294	55,920	56,113
Entertainment
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	9,889	10,812	8,369	1/31/2019
Roli, Ltd. (1) (2) (3)	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	10,732	10,176	10,015	5/31/2021
	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	1,342	1,272	1,252	5/31/2021
			12,074	11,448	11,267
Total Entertainment - 8.22%*			$21,963	$22,260	$19,636

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2018

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments (continued)
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Growth Capital Loan (8.75% interest rate, 3.05% EOT payment)	$10,000	$10,061	$10,061	3/31/2019
	Financial Institution and Services	Growth Capital Loan (8.75% interest rate, 3.05% EOT payment)	10,000	10,012	10,012	5/31/2019
	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	5,000	4,960	4,960	9/30/2019
	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	5,000	4,958	4,958	9/30/2019
			30,000	29,991	29,991
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	18,000	17,843	17,843	12/31/2020
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	2,200	2,157	2,157	3/31/2021
			20,200	20,000	20,000
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,379	5,408	12/31/2018
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,252	5,325	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,248	5,325	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,144	5,259	11/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 3.75% interest rate, 5.00% EOT payment)	5,000	5,193	5,203	7/31/2018
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	10,000	9,737	9,737	6/30/2021
			35,000	35,953	36,257
Total Financial Institution and Services - 36.09%*			85,200	85,944	86,248
Food & Drug
PillPack, Inc.	Food & Drug	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% EOT payment)	5,000	5,035	5,450	8/31/2020
	Food & Drug	Growth Capital Loan (8.00% interest rate, 3.50% EOT payment)	10,000	9,850	9,850	4/30/2020
Total Food & Drug - 6.40%*			15,000	14,885	15,300
Network Systems Management Software
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	5,000	5,000	5,000	4/4/2020
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	22,756	22,756	20,028	4/4/2021
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	5,460	5,460	4,601	4/4/2021
Total Network Systems Management Software - 12.40%*			33,216	33,216	29,629
Restaurant / Food Service
Munchery, Inc. (7)	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% interest rate, 8.75% EOT payment)	2,675	2,837	2,255	6/30/2019
	Restaurant / Food Service	Growth Capital Loan (Prime + 7.00% PIK interest rate) (2)	307	307	242	7/31/2018
Total Restaurant / Food Service - 1.04%*			2,982	3,144	2,497
Security Services
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	5,299	5,897	5,897	9/30/2019
	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	3,454	3,685	3,685	2/29/2020
Total Security Services - 4.01%*			8,753	9,582	9,582
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (Prime + 11.75% interest rate)	6,701	6,701	6,701	12/31/2021
Eero, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 8.25% interest rate)	10,000	9,939	9,998	11/30/2019
Total Wireless Communications Equipment - 6.99%*			16,701	16,640	16,699
Total Debt Investments - 157.01%*			$379,007	$380,928	$375,239

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2018

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost (6)	Fair Value
Warrant Investments (8)
Advertising / Marketing
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	$35	$105
Total Advertising / Marketing - 0.04%*			48,500	35	105
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Preferred Stock	2,222,222	500	500
Total Building Materials/Construction Machinery - 0.21%*			2,222,222	500	500
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Preferred Stock	547,440	1,540	1,655
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	249,921	39	82
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	80
Quantcast Corporation (5)	Business Applications Software	Cash Exit Fee	—	213	226
Toast, Inc. (2)	Business Applications Software	Preferred Stock	26,325	27	136
OneSource Virtual, Inc.	Business Applications Software	Preferred Stock	39,318	90	90
Total Business Applications Software - 0.99%*			1,315,470	1,968	2,364
Business to Business Marketplace
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	6
RetailNext, Inc.	Business to Business Marketplace	Preferred Stock	89,760	80	80
Total Business to Business Marketplace - 0.04%*			100,106	120	86
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.) (2)	Conferencing Equipment / Services	Preferred Stock	323,381	670	203
Total Conferencing Equipment / Services - 0.08%*			323,381	670	203
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	6,239	123	124
JackThreads, Inc. (2)	E-Commerce - Clothing and Accessories	Common Stock	283,401	88	—
Outfittery GMBH (1) (2) (3) (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	—	404	397
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	88,037	213	512
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	149,203	1,081	1,280
Stance, Inc. (2)	E-Commerce - Clothing and Accessories	Preferred Stock	75,000	41	41
Untuckit LLC (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	—	39	39
Total E-Commerce - Clothing and Accessories - 1.00%*			601,880	1,989	2,393
E-Commerce - Personal Goods
Grove Collaborative, Inc. (2)	E-Commerce - Personal Goods	Preferred Stock	96,851	80	126
Total E-Commerce - Personal Goods - 0.05%*			96,851	80	126
Educational/Training Software
Varsity Tutors LLC (2) (5)	Educational/Training Software	Preferred Stock	240,590	65	180
Total Educational/Training Software - 0.08%*			240,590	65	180
Entertainment
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	1,950,000	751	—
Roli, Ltd. (1) (2) (3)	Entertainment	Preferred Stock	98,297	620	610
Total Entertainment - 0.26%*			2,048,297	1,371	610
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Preferred Stock	271,293	361	757
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Preferred Stock	19,295	364	364
Revolut Ltd. (1) (2) (3)	Financial Institution and Services	Preferred Stock	6,253	40	40
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	128,288	382	490
	Financial Institution and Services	Preferred Stock	46,548	136	136
			174,836	518	626
Total Financial Institution and Services - 0.75%*			471,677	1,283	1,787
Food & Drug
PillPack, Inc.	Food & Drug	Common Stock	77,792	152	1,031
Total Food & Drug - 0.43%*			77,792	152	1,031
General Media and Content
TechMediaNetwork, Inc. (2)	General Media and Content	Preferred Stock	72,234	31	38
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	774,352	624	1,324
Total General Media and Content - 0.57%*			846,586	655	1,362
Medical Software and Information Services
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	112	74
Total Medical Software and Information Services - 0.03%*			31,063	112	74
Restaurant / Food Service
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	21,537	45	—
Total Restaurant / Food Service - 0.00%*			21,537	45	—
Security Services
CrowdStrike, Inc. (2)	Security Services	Preferred Shares	99,344	72	1,035
Forgerock, Inc.	Security Services	Preferred Stock	195,992	155	459
Total Security Services - 0.63%*			295,336	227	1,494
Shopping Facilitators
Farfetch UK Limited (1) (2) (3)	Shopping Facilitators	Preferred Stock	37,998	170	371
Total Shopping Facilitators - 0.16%*			37,998	170	371
Travel & Leisure
Inspirato, LLC (2)	Travel & Leisure	Preferred Units	1,994	37	16
GoEuro Corp. (1) (2)	Travel & Leisure	Preferred Units	2,362	65	65
Total Travel & Leisure - 0.03%*			4,356	102	81
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	—
Eero, Inc.	Wireless Communications Equipment	Preferred Stock	63,204	80	68
Total Wireless Communications Equipment - 0.03%*			96,204	175	68
Total Warrant Investments - 5.37%*				$9,719	$12,835

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2018

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost (6)	Fair Value
Equity Investments (2) (8)
Business Applications Software
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	39,018	$161	$161
Total Business Applications Software - 0.07%*			39,018	161	161
Communications Software
Pluribus Networks, Inc.	Communications Software	Preferred Stock	722,073	2,000	1,993
Total Communications Software - 0.83%*			722,073	2,000	1,993
E-Commerce - Personal Goods
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	134,249	500	499
Total E-Commerce - Personal Goods - 0.21%*			134,249	500	499
Educational/Training Software
Varsity Tutors LLC	Educational/Training Software	Preferred Stock	92,470	250	250
Total Educational/Training Software - 0.10%*			92,470	250	250
Financial Institution and Services
GoGreenHost AB (1) (3)	Financial Institution and Services	Preferred Stock	1	2,368	2,048
Revolut Ltd. (1) (3)	Financial Institution and Services	Preferred Stock	25,920	292	664
Total Financial Institution and Services - 1.13%*			25,921	2,660	2,712
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	8,000	250	262
Casper Sleep Inc.	Household & Office Goods	Common Stock	26,669	750	760
Total Household & Office Goods - 0.43%*			34,669	1,000	1,022
Network Systems Management Software
Cohesity Inc.	Network Systems Management Software	Preferred Stock	60,342	400	468
Total Network Systems Management Software - 0.20%*			60,342	400	468
Security Services
CrowdStrike, Inc.	Security Services	Preferred Stock	87,849	500	1,297
	Security Services	Common Stock	97,656	500	1,378
Total Security Services - 1.12%*			185,505	1,000	2,675
Travel & Leisure
Inspirato, LLC (1) (4)	Travel & Leisure	Preferred Units	1,948	250	251
GoEuro Corp. (1)	Travel & Leisure	Preferred Stock	2,362	300	300
Total Travel & Leisure - 0.23%*			4,310	550	551
Total Equity Investments - 4.32%*				$8,521	$10,331

Total Investments in Portfolio Companies - 166.70%*				$399,168	$398,405

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$90,000 Face Value, Maturity Date 9/27/2018, Yield to Maturity 1.88%			$89,590	$89,590
Total Short-Term Investments - 37.49%*				$89,590	$89,590

Total Investments - 204.19%* (9)				$488,758	$487,995
______________

(1)

Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2018, non-qualifying assets as a percentage of total assets were 20.4%.

(2)	As of June 30, 2018, these debt investments, warrant and equity investments, and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.
(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)

Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $8.6 million, $9.3 million and $0.8 million respectively. The tax cost of investments is $488.8 million.

(7)	Debt is on non-accrual status at June 30, 2018, and is therefore considered non-income producing.
(8)	Non-income producing investments as of June 30, 2018.
(9)

Except for short-term investments in U.S. Treasury Bills, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”).

*	Value as a percentage of net assets.

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2017

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (7)	Fair Value	Maturity Date
Debt Investments (9)
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (7.00% interest rate, 9.00% EOT payment)	$13,251	$14,438	$13,878	4/30/2020
Total Biofuels / Biomass - 5.91%*			13,251	14,438	13,878
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	13,276	12,882	12,961	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	6,356	6,157	6,194	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	8,568	8,271	8,323	7/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	1,935	1,853	1,863	9/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,379	2,265	2,266	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	1,908	1,812	1,813	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,724	2,579	2,578	12/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,854	2,702	2,701	12/31/2021
	Building Materials/Construction Machinery	Convertible Note (10.10% PIK interest rate, 14.00% EOT Payment)	1,057	1,080	1,167	1/25/2020
Total Building Materials/Construction Machinery - 16.97%*			41,057	39,601	39,866
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,650	14,829	12/31/2020
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,476	14,653	6/30/2021
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,367	14,464	9/30/2021
			45,000	43,493	43,946
MapR Technologies, Inc.	Business Applications Software	Equipment Loan (8.00% interest rate,10.00% EOT payment)	1,208	1,455	1,461	9/30/2018
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	89	89	90	1/31/2019
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	1,169	1,169	1,178	6/30/2019
	Business Applications Software	Equipment Loan (6.50% interest rate,10.00% EOT payment)	533	573	575	6/30/2019
	Business Applications Software	Equipment Lease (8.50% interest rate, 10.00% EOT payment) (1)	142	142	142	12/31/2019
	Business Applications Software	Equipment Loan (6.75% interest rate,10.00% EOT payment)	244	253	254	10/31/2019
	Business Applications Software	Equipment Lease (8.75% interest rate, 10.00% EOT payment) (1)	414	414	415	4/30/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	125	127	127	1/31/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	509	510	511	7/31/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	774	771	770	4/30/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	405	405	406	10/31/2020
			5,612	5,908	5,929
Total Business Applications Software - 21.23%*			50,612	49,401	49,875
Business to Business Marketplace
RetailNext, Inc.	Business to Business Marketplace	Growth Capital Loan (Prime + 7.50% interest rate, 8.50% EOT payment)	8,000	7,861	7,858	11/30/2020
Total Business to Business Marketplace - 3.34%			8,000	7,861	7,858
Database Software
SimpliVity Corporation	Database Software	Equipment Lease (6.75% interest rate, 10.00% EOT payment) (1)	1,677	1,677	1,802	12/31/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	781	781	836	12/31/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	557	557	603	2/28/2019
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	35	35	38	3/31/2019
	Database Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	3,348	3,348	3,673	9/30/2018
Total Database Software - 2.96%*			6,398	6,398	6,952
E-Commerce - Clothing and Accessories
Outfittery GMBH (1) (2) (3)	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.25% interest rate, 9.00% EOT payment)	7,127	6,788	6,852	8/31/2021
			7,127	6,788	6,852
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.00% interest rate, 6.25% EOT payment)	9,211	9,642	9,879	11/30/2018
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	6,000	6,147	6,354	6/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 6.25% EOT payment)	2,000	2,029	2,112	10/31/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.25% interest rate, 4.50% EOT payment)	4,000	4,008	4,096	11/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.50% interest rate, 5.25% EOT payment)	5,500	5,212	5,236	6/30/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 6.50% interest rate, 5.25% EOT payment)	4,500	4,228	4,230	9/30/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.50% interest rate, 10.25% EOT payment)	3,000	2,959	2,959	10/31/2021
			34,211	34,225	34,866
Total E-Commerce - Clothing and Accessories - 17.76%*			41,338	41,013	41,718
Entertainment
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	9,423	10,323	7,879	1/31/2019
Total Entertainment - 3.35%*			9,423	10,323	7,879
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Growth Capital Loan (8.75% interest rate, 3.05% EOT payment)	10,000	9,912	9,910	3/31/2019
	Financial Institution and Services	Growth Capital Loan (8.75% interest rate, 3.05% EOT payment)	10,000	9,867	9,864	5/31/2019
			20,000	19,779	19,774
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	18,000	17,542	17,536	12/31/2020
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,270	5,313	12/31/2018
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,143	5,231	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,138	5,231	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,039	5,166	11/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 3.75% interest rate, 4.00% EOT payment)	5,000	5,105	5,111	3/31/2018
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 4.00% EOT payment)	5,000	4,916	4,940	7/31/2020
			30,000	30,611	30,992
Total Financial Institution and Services - 29.07%*			68,000	67,932	68,302

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

(unaudited)

As of June 30, 2018 and as of December 31, 2017

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

For each debt investment tied to the Prime Rate, “Prime”, the current rate is 5.00% as of June 30, 2018.

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

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018
(unaudited)

Note 1. Organization

TriplePoint Venture Growth BDC Corp. (the “Company”), a Maryland corporation, was formed on June 28, 2013 and priced its initial public offering and commenced investment operations on March 5, 2014. The Company is structured as an externally-managed non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. The Company’s investment objective is to maximize total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending to venture growth stage companies focused in technology, life sciences and other high growth industries backed by TPC’s select group of leading venture capital investors. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”), which is registered as an investment adviser under the 1940 Act and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and pays fees and expenses for services provided.

The Company has two wholly owned subsidiaries: TPVG Variable Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established for utilizing the Company’s revolving credit facility, and TPVG Investment LLC, an entity established for holding certain of the Company’s investments in order to benefit from the tax treatment of these investments and create a tax structure that is more advantageous with respect to the Company’s RIC tax treatment. These subsidiaries are consolidated in the financial statements of the Company.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s condensed consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. The Company had cumulative realized and unrealized losses during the three and six months ended June 30, 2018 and June 30, 2017, and, as a result, no capital gains incentive fees were recorded for the three and six months ended June 30, 2018 and June 30, 2017.

Management and Incentive Fees	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Base management fee	$1,768	$1,666	$3,296	$3,238
Income incentive fee	$2,200	$1,981	$3,687	$3,454
Capital gains incentive fee	$—	$—	$—	$—

The table above presents the base management and incentive fees accrued during the period which are paid in the quarter after they are earned. During the three and six months ended June 30, 2018, approximately $1.5 million and $3.0 million, respectively, of base management fees earned in prior periods were paid, and approximately $1.5 million and $2.6 million, respectively, of income incentive fees earned in prior periods were paid. During the three and six months ended June 30, 2017, approximately $1.6 million and $3.0 million, respectively, of base management fees earned in prior periods were paid, and approximately $1.5 million and $2.7 million, respectively, of income incentive fees earned in prior periods were paid.

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

For the three months ended June 30, 2018 and 2017, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.4 million and $0.3 million, respectively, of which approximately $64 thousand and $55 thousand, respectively, were paid or payable to third party service providers.

For the six months ended June 30, 2018 and 2017, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.8 million and $0.7 million, respectively, of which approximately $128 thousand and $124 thousand, respectively, were paid or payable to third party service providers.

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

Investment Valuation

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2018 and as of December 31, 2017. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type	As of June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$375,239	$375,239
Warrant investments	—	—	12,835	12,835
Equity investments	—	—	10,331	10,331
Short-term investments	89,590	—	—	89,590
Total investments	$89,590	$—	$398,405	$487,995

Investment Type	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$352,052	$352,052
Warrant investments	—	—	11,062	11,062
Equity investments	—	1,020	7,969	8,989
Short-term investments	124,909	—	—	124,909
Total investments	$124,909	$1,020	$371,083	$497,012

 The following tables present information about Level 3 investments measured at fair value for the three and six months ended June 30, 2018 and 2017. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended June 30, 2018
Investment Activity (dollars in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of April 1, 2018	$380,306	$11,138	$8,257	$399,701
Funding and purchases of investments, at cost	51,096	1,246	500	52,842
Principal payments and sale proceeds received from investments	(55,469)	(1,167)	(74)	(56,710)
Amortization and accretion of premiums and discounts, net and end-of term payments	2,860	—	—	2,860
Realized (losses) on investments	—	(47)	(295)	(342)
Net change in unrealized gains (losses) included in earnings	(4,238)	1,665	1,943	(630)
Payment-in-kind coupon	684	—	—	684
Totals	$375,239	$12,835	$10,331	$398,405

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2018	$(1,824)	$1,617	$1,942	$1,735

Level 3	For the Six Months Ended June 30, 2018
Investment Activity (in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2018	$352,052	$11,062	$7,969	$371,083
Funding and purchases of investments, at cost	88,062	1,861	750	90,673
Principal payments and sale proceeds received from investments	(69,693)	(1,167)	(74)	(70,934)
Amortization and accretion of premiums and discounts, net and end-of term payments	5,810	—	—	5,810
Realized (losses) on investments	—	(47)	(295)	(342)
Net change in unrealized gains (losses) included in earnings	(2,281)	1,126	1,981	826
Payment-in-kind coupon	1,289	—	—	1,289
Totals	$375,239	$12,835	$10,331	$398,405

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2018	$(1,909)	$1,841	$2,123	$2,055

Level 3	For the Three Months Ended June 30, 2017
Investment Activity (dollars in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of April 1, 2017	$313,051	$8,055	$4,041	$325,147
Funding of investments, at cost	54,727	1,244	999	56,970
Principal payments and sale proceeds received from investments	(132,234)	—	(74)	(132,308)
Amortization and accretion of premiums and discounts, net and end-of term payments	1,059	—	—	1,059
Realized (losses) on investments	(622)	(916)	(176)	(1,714)
Net change in unrealized gains (losses) included in earnings	(655)	1,168	63	576
Payment-in-kind coupon	573	—	—	573
Totals	$235,899	$9,551	$4,853	$250,303

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2017	$532	$367	$(4)	$896

Level 3	For the Six Months Ended June 30, 2017
Investment Activity (in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2017	$360,007	$8,238	$1,636	$369,881
Funding of investments, at cost	66,489	1,401	3,399	71,289
Principal payments and sale proceeds received from investments	(187,434)	—	(74)	(187,508)
Amortization and accretion of premiums and discounts, net and end-of term payments	(138)	—	—	(138)
Realized (losses) on investments	(622)	(2,597)	(176)	(3,395)
Net change in unrealized gains included in earnings	(3,293)	2,509	68	(716)
Payment-in-kind coupon	890	—	—	890
Totals	$235,899	$9,551	$4,853	$250,303

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2017	$876	$529	$1	$1,406
Realized gains and losses are included as a component of net realized gains (losses) in the condensed consolidated statements of operations.

During the three months ended June 30, 2018, the Company recognized net realized gains on investments of approximately $0.8 million, consisting of gross realized gains of $1.8 million, of which $1.1 million related to the sale of equity in one portfolio company and $0.7 million from warrant investments related to the acquisition of one portfolio company, offset by gross realized losses of $(1.0) million from warrant and equity investments related to the acquisition of one portfolio company. During the three months ended June 30, 2017, the Company recognized net realized losses on investments of approximately $(1.7) million, which consisted of realized losses on one debt investment of $(0.6) million, realized losses of $(0.9) million on two warrant investments and realized losses of $(0.2) million on one equity investment.

During the six months ended June 30, 2018, the Company recognized net realized gains on investments of approximately $0.8 million, consisting of gross realized gains of $1.8 million, of which $1.1 million related to the sale of equity in one portfolio company and $0.7 million from warrant investments related to the acquisition of one portfolio company, offset by gross realized losses of $(1.0) million from warrant and equity investments related to the acquisition of one portfolio company. During the six months ended June 30, 2017, the Company recognized net realized losses on investments of approximately $(3.4) million, which consisted of realized losses on one debt investment of $(0.6) million, realized losses of $(2.6) million on five warrant investments and realized losses of $(0.2) million on one equity investment.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations.

Net change in unrealized depreciation during the three months ended June 30, 2018 was approximately $(1.2) million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $2.9 million into income or realized gains due to the disposition of three portfolio companies, offset by $1.7 million of net unrealized appreciation on the investment portfolio related to mark to market activity. Net change in unrealized appreciation during the three months ended June 30, 2017 was approximately $0.8 million, which consisted of net unrealized appreciation of $1.2 million and $0.3 million related to warrant and equity investments, respectively, offset by net unrealized depreciation of $(0.7) million from debt investments.

Net change in unrealized appreciation during the six months ended June 30, 2018 was approximately $0.8 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $0.9 million into income or realized gains due to the disposition of three portfolio companies, offset by $1.7 million of net unrealized appreciation on the investment portfolio related to mark to market activity. Net change in unrealized depreciation during the six months ended June 30, 2017 was approximately $(1.7) million, which consisted of net unrealized depreciation of $(3.3) million and $(0.9) million related to debt investments and equity investments, respectively, offset by net unrealized appreciation of $2.5 million from warrant investments.

For the three and six months ended June 30, 2018, the Company recognized approximately $1.1 million, in other income, consisting of approximately $0.3 million from the termination or expiration of unfunded commitments and approximately $0.8 million from the recognition of certain fees paid by portfolio companies and other income.

For the three and six months ended June 30, 2017, the Company recognized approximately $1.2 million, in other income, consisting of approximately $0.4 million from the termination or expiration of unfunded commitments and approximately $0.8 million from the recognition of certain fees paid by portfolio companies and other income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of June 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments	As of June 30, 2018
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$375,239	Discounted Cash Flows	Discount Rate	3.13% - 77.45%	17.84%
Warrant investments	9,736	Black Scholes Option Pricing Model	Revenue Multiples	0.90x - 9.75x	5.09x
			Volatility	33.10% - 75.00%	57.70%
			Term	1.00 - 4.00 Years	2.49 Years
			Discount for Lack of Marketability	0.00% - 22.50%	16.20%
			Risk Free Rate	2.30% - 2.70%	2.51%
	1,406	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	25.00% - 26.40%	26.00%
			Term	1.50 - 2.00 Years	1.87 Years
	1,693	Discounted Expected Return	Discount Rate	10.00% - 22.50%	13.60%
			Term	2.80 - 3.50 Years	1.26 Years
			Expected Recovery Rate	75.00% - 90.00%	84.20%
Equity investments	4,586	Black Scholes Option Pricing Model	Revenue Multiples	0.80x - 9.75x	6.49x
			Volatility	33.10% - 85.00%	56.10%
			Term	1.50 - 4.50 Years	2.40 Years
			Discount for Lack of Marketability	0.00% - 3.40%	3.40%
			Risk Free Rate	2.30% - 2.70%	2.48%
	3,697	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	24.40% - 32.50%	27.35%
			Term	1.50 - 4.50 Years	2.80 Years
	2,048	Discounted Expected Recovery	Expected Recovery Rate	87.00%	87.00%
Total investments	$398,405

Level 3 Investments	As of December 31, 2017
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$352,052	Discounted Cash Flows	Discount Rate	2.50% - 38.43%	14.92%
Warrant investments	10,394	Black Scholes Option Pricing Model	Revenue Multiples	0.90x – 4.00x	2.89x
			Volatility	26.60% - 75.00%	55.00%
			Term	1.00– 3.50 Years	2.47 Years
			Discount for Lack of Marketability	0.00% - 30.00%	17.30%
			Risk Free Rate	1.43% - 2.00%	1.92%
	261	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	33.60%	33.60%
			Term	2.0 years	2.0 years
	407	Discounted Expected Return	Discount Rate	17.25%	17.25%
			Term	3.25 Years	3.25 Years
			Expected Recovery Rate	75.00%	75.00%
Equity investments	4,848	Black Scholes Option Pricing Model	Revenue Multiples	0.90x – 4.00x	2.37x
			Volatility	26.60% - 85.00%	60.10%
			Term	1.50– 4.50 Years	2.24 Years
			Discount for Lack of Marketability	0.00% - 1.30%	1.30%
			Risk Free Rate	1.80% - 2.10%	1.93%
	1,000	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50%- 33.60%	31.20%
			Term	2.08 -3.50 years	2.70 Years
	2,121	Discounted Expected Recovery	Expected Recovery Rate	87.00%	87.00%
Total investments	$371,083

As of June 30, 2018 and December 31, 2017, the fair values for all of the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields as of the reporting date.

As of June 30, 2018 and December 31, 2017, fair values for all but six warrant investment positions were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Two warrant investment positions were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. Certain investments within the portfolio contain fee conditions which may result in cash proceeds to the Company upon a qualifying liquidity event. These fees were valued using a discounted expected return method. As of June 30, 2018, all but three equity investments were valued using the market approach or the last equity financing round. As of December 31, 2017, all but five equity investments were valued using the market approach. The fair market value for two investments as of December 31, 2017 was derived based on the last equity financing round. The fair market value for two investments as of June 30, 2018 and December 31, 2017 was derived based on a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. The fair market value for one investment as of June 30, 2018 and December 31, 2017 was based on time discounted expected recovery. The range of the various assumptions and weighted averages of these assumptions are summarized in the tables above.

As of June 30, 2018 and December 31, 2017, approximately $361.4 million and $350.3 million, respectively, of the Company’s assets were pledged for borrowings under its revolving credit facility.

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

Note 6. Borrowings

Revolving Credit Facility

In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, acting as administrative agent and a lender, and KeyBank National Association, TIAA Bank, and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (the “Revolving Credit Facility”). In August 2014, the Company amended its Revolving Credit Facility to increase the total commitments available thereunder to $200.0 million in aggregate. In January 2018, the Company amended and renewed the Revolving Credit Facility, which, among other things, increased the total commitment by $10.0 million to $210.0 million and replaced AloStar Bank of Commerce with MUFG Union Bank, N.A as a lender.

Effective as of January 2018, borrowings under the Revolving Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, and 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Revolving Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of approximately 0.50% per annum for any unused borrowings under the Revolving Credit Facility on a monthly basis. The Revolving Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of approximately 55% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, Mr. James P. Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Revolving Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. The revolving period of the Revolving Credit Facility ends on February 21, 2020 and the maturity date of the Revolving Credit Facility is August 21, 2021. As of June 30, 2018 and December 31, 2017, the Company was in compliance with all covenants under the Revolving Credit Facility.

At June 30, 2018 and December 31, 2017, the Company had outstanding borrowings under the Revolving Credit Facility of $87.0 million and $67.0 million, respectively, which is included in the Company’s condensed consolidated statements of assets and liabilities. The book value of the Revolving Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Revolving Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Revolving Credit Facility, paying and administrative agent fees, and the amortization of deferred Revolving Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revolving Credit Facility
Interest cost charged on borrowings	$857	$637	$1,714	$1,605
Unused fee	179	259	366	442
Amortization of costs and other fees	288	232	556	463
Revolving Credit Facility Total	$1,324	$1,128	$2,636	$2,510
2020 Notes
Interest cost	$—	$922	$—	$1,844
Amortization of costs and other fees	—	100	—	201
2020 Notes Total	$—	$1,022	$—	$2,045
2022 Notes
Interest cost	$1,075	$—	$2,150	$—
Amortization of costs and other fees	133	—	264	—
2022 Notes Total	$1,208	$—	$2,414	$—
Total Interest Expense and Amortization of Fees	$2,532	$2,150	$5,050	$4,555

During the three and six months ended June 30, 2018, the Company had average outstanding borrowings under the Revolving Credit Facility of $68.3 million and $71.7 million, respectively, at a weighted average interest of 4.91% and 4.75%, respectively. During the three and six months ended June 30, 2017, the Company had average outstanding borrowings under the Revolving Credit Facility of $62.5 million and $82.4 million, respectively, at a weighted average interest of 3.97% and 3.85%, respectively.

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

On July 14, 2017, the Company elected to exercise its option to redeem, in full, the 2020 Notes and, on August 13, 2017 (the “Redemption Date”), the 2020 Notes were redeemed at par plus accrued and unpaid interest which resulted in a realized loss on debt extinguishment of approximately $1.1 million.  As of the Redemption Date, the outstanding 2020 Notes had an aggregate principal amount of $54.6 million and accrued but unpaid interest of approximately $0.3 million. The 2020 Notes were delisted on the NYSE effective as of August 15, 2017.

2022 Notes

On July 14, 2017, the Company completed a public offering of $65.0 million in aggregate principal amount of its 5.75% notes due 2022 (the “2022 Notes”) and received net proceeds of approximately $62.8 million after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, the Company issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of approximately $9.5 million after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning October 15, 2017. The 2022 Notes are listed on the NYSE under the symbol “TPVY”. The 2022 Notes were issued in integral principal amount multiples (“units”) of $25. The Company used a portion of the net proceeds from the offering of the 2022 Notes to redeem all of the outstanding 2020 Notes.

At June 30, 2018, the 2022 Notes had a market price of $24.99 per unit, resulting in an aggregate fair value of approximately $74.7 million. The 2022 Notes are recorded at amortized cost in the condensed consolidated statements of assets and liabilities. Amortized cost includes approximately $2.1 million of deferred issuance cost at June 30, 2018, which is amortized and expensed over the five year term of the 2022 Notes based on an effective yield method.

The following tables provide additional information about the fair value hierarchy of the Company’s liabilities at June 30, 2018 and December 31, 2017.

Liability	As of June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$87,000	$87,000
2022 Notes, net *	—	72,655	—	72,655
Total	$—	$72,655	$87,000	$159,655

_______________

*	Net of approximately $2.1 million of deferred issuance cost

Liability	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$67,000	$67,000
2020 Notes, net *	—	75,061	—	$75,061
Total	$—	$75,061	$67,000	$142,061

_______________

*	Net of approximately $2.3 million of deferred issuance cost.

Other Payables

On June 28, 2018 and June 29, 2018, the Company purchased $50.0 million and $40.0 million, respectively, in face value of U.S. Treasury bills for settlement on July 2, 2018. On December 29, 2017, the Company purchased $125.0 million of U.S. Treasury bills for settlement on January 3, 2018. The associated payable was included in the Company’s condensed consolidated statements of assets and liabilities as of June 30, 2018 and December 31, 2017.

Asset Coverage Requirements

Until June 22, 2018, in accordance with the 1940 Act, with certain limited exceptions, the Company was only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200%, immediately after such borrowing. On March 23, 2018, the Consolidated Appropriations Act of 2018, which includes the Small Business Credit Availability Act (the “Act”), was signed into law. The Act amended the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, subject to certain requirements described therein. At the special meeting of stockholders held on June 21, 2018, the Company’s stockholders approved a proposal to authorize the Company to become subject to a minimum asset coverage ratio under the 1940 Act of at least 150% effective June 22, 2018. As of June 30, 2018, the Company’s asset coverage for borrowed amounts was 248%.

Note 7. Commitments and Contingencies

Commitments

As of June 30, 2018 and December 31, 2017, the Company’s unfunded commitments totaled approximately $203.4 million to sixteen portfolio companies and approximately $100.1 million to ten portfolio companies, respectively, of which $87.0 million and $18.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. As of June 30, 2018, of the approximately $203.4 million of unfunded commitments, approximately $57.9 million will expire in 2018, $75.5 million will expire during 2019, and $70.0 million will expire during 2020, if not drawn prior to expiration. As of December 31, 2017, of the approximately $100.1 million of unfunded commitments, approximately $87.1 million will expire during 2018 and $13.0 million will expire during 2019, if not drawn prior to expiration.

The Company’s credit agreements contain customary lending provisions that allow it relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally expects 50% - 75% of its gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

The tables below provide the Company’s unfunded commitments by portfolio company as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018
Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Eero, Inc.	$5,000	$—
FabFitFun, Inc.	10,000	75
Fiverr International, Inc.	30,000	158
Grove Collaboration, Inc.	15,000	118
Innovid, Inc.	3,000	45
MapR Technologies, Inc. (Equipment Lease)	372	1
OneSource Virtual, Inc.	10,000	—
Outfittery GmbH	2,376	46
PillPack, Inc.	10,000	—
Prodigy Finance Limited	15,800	79
RetailNext, Inc.	3,000	30
Revolut Ltd.	15,000	115
Roli, Ltd.	1,342	51
Stance, Inc.	15,000	166
Toast, Inc.	60,000	115
Untuckit LLC	7,500	74
Total	$203,390	$1,073

______________

*Does not include $56.7 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

	As of December 31, 2017
Unfunded Commitments for Growth Capital Loans (unless otherwise noted) * (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Eero, Inc.	$5,000	$—
FabFitFun, Inc.	10,000	235
Innovid, Inc.	3,000	45
MapR Technologies, Inc. (Equipment Lease)	1,721	4
Outfittery GmbH	2,376	150
PillPack, Inc.	30,000	200
Rent the Runway, Inc.	15,000	273
RetailNext, Inc.	3,000	30
Stance, Inc.	15,000	166
Varsity Tutors LLC	15,000	159
Total	$100,097	$1,262

______________

*Does not include $35.4 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The tables above also provide the fair value of the Company’s unfunded commitment liability totaling approximately $1.1 million and $1.3 million as of June 30, 2018 and December 31, 2017, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s condensed consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details regarding the Company’s unfunded commitments activity during the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commitments Activity (in thousands)	2018	2017	2018	2017
Activity during the period:
New commitments *	140,423	106,000	255,423	143,000
Fundings	(52,920)	(56,868)	(90,782)	(68,868)
Expirations / Terminations	(40,000)	(60,000)	(40,000)	(85,000)

Unfunded commitments at beginning of period **	$124,435	$117,352	$100,097	$117,352
Unfunded commitments at end of period **	$203,390	$106,484	$203,390	$106,484
Backlog of potential future commitments	$56,707	$-	$56,707	$-

______________

* Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

**Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (in thousands)	As of June 30, 2018	As of December 31, 2017
Dependent on milestones	$87,018	$18,000
Expiring during:
2018	57,890	87,097
2019	75,500	13,000
2020	70,000	—

Growth capital loans	203,018	98,376
Equipment leases and loans	372	1,721

______________

*Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments

The Company entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of June 30, 2018 and December 31, 2017, this backlog of potential future commitments totaled $56.7 million and $35.4 million, respectively.

Note 8. Financial Highlights

The financial highlights presented below are for the three and six months ended June 30, 2018 and 2017.

Financial Highlights	For the Three Months Ended June 30, or as of June 30,		For the Six Months Ended June 30, or as of June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Per Share Data (1)
Net asset value at beginning of period	$13.34	$13.38	$13.25	$13.51
Changes in net asset value due to:
Net investment income	0.50	0.55	0.83	1.05
Net realized gains (losses) on investments	0.04	(0.11)	0.04	(0.21)
Net change in unrealized gains (losses) on investments	(0.07)	0.06	0.05	(0.11)
Distributions from net investment income	(0.36)	(0.36)	(0.72)	(0.72)
Net asset value at end of period	$13.45	$13.52	$13.45	$13.52

Net investment income per share	$0.50	$0.55	$0.83	$1.05
Net increase in net assets resulting from operations per share	$0.47	$0.50	$0.92	$0.73
Weighted average shares of common stock outstanding for period	17,754	16,000	17,742	15,991
Shares of common stock outstanding at end of period	17,771	16,018	17,771	16,018

Ratios / Supplemental Data
Net asset value at beginning of period	$236,505	$213,887	$234,945	$215,863
Net asset value at end of period	$238,991	$216,533	$238,991	$216,533
Average net asset value	$236,558	$213,906	$236,534	$215,780
Stock price at end of period	$12.43	$13.31	$12.43	$13.31

Total return based on net asset value per share (2)	7.1%	6.7%	7.8%	5.7%
Total return based on stock price (3)	10.5%	0.9%	4.1%	19.4%

Net investment income to average net asset value (4)	14.9%	16.6%	12.6%	15.7%
Net increase (decrease) in net assets to average net asset value (4)	14.2%	14.9%	13.9%	10.9%
Ratio of expenses to average net asset value (4)	13.1%	12.8%	12.3%	12.4%
Operating expenses excluding incentive fees to average net asset value	9.4%	9.1%	9.2%	9.1%
Income component of incentive fees to average net asset value	3.7%	3.7%	3.1%	3.2%
Capital gains component of incentive fees to average net asset value	0.0%	0.0%	0.0%	0.0%

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

(4)	Percentage is presented on an annualized basis.

The weighted average portfolio yield on debt investments presented below is for the three and six months ended June 30, 2018 and 2017.

Ratios	For the Three Months Ended June 30, or as of June 30,		For the Six Months Ended June 30, or as of June 30,
(Percentages, on an annualized basis) (1)	2018	2017	2018	2017
Weighted average portfolio yield on debt investments	17.2%	19.9%	15.6%	18.2%
Coupon income	10.8%	10.6%	10.7%	10.3%
Accretion of discount	0.9%	0.6%	0.9%	0.7%
Accretion of end-of-term payments	2.2%	1.8%	2.2%	1.7%
Impact of prepayments during the period	3.3%	6.9%	1.8%	5.5%

_______________

(1)

Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017.

Basic and Diluted Share Information	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net investment income	$8,800	$8,831	$14,747	$16,750
Net increase in net assets resulting from operations	$8,395	$7,921	$16,338	$11,698
Basic and diluted weighted average shares of common stock outstanding	17,754	16,000	17,742	15,991
Basic and diluted net investment income per share of common stock	$0.50	$0.55	$0.83	$1.05
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.47	$0.50	$0.92	$0.73

Note 10. Equity

Since inception through June 30, 2018, the Company has issued 18.2 million shares of common stock through an initial public offering, a concurrent private placement offering, a follow-on offering and a private placement offering. The Company received net proceeds from these offerings of approximately $260.0 million, net of the portion of the underwriting sales load and offering costs paid by the Company.

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the six months ended June 30, 2018 and year ended December 31, 2017 is provided in the following table.

Issuance of Common Stock for the Six Months Ended June 30, 2018 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2018 distribution reinvestment	4/6/2018	22	248	—	—	$11.35 per share
Second quarter 2018 distribution reinvestment	6/15/2018	19	234	—	—	$12.08 per share
Total issuance		41	$482	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2017 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2017 distribution reinvestment	4/17/2017	21	271	—	—	$13.21 per share
Second quarter 2017 distribution reinvestment	6/16/2017	17	214	—	—	$12.73 per share
Third quarter 2017 distribution reinvestment	9/15/2017	25	314	—	—	$12.43 per share
Private Placement	10/25/2017	1,594	21,583	—	—	$13.54 per share
Private Placement	10/25/2017	74	1,010	—	—	$13.65 per share
Fourth quarter 2017 distribution reinvestment	12/1/2017	19	240	—	—	$12.69 per share
Total issuance		1,750	$23,632	$—	$—

The Company had 17.8 million and 17.7 million shares of common stock outstanding as of June 30, 2018 and December 31, 2017, respectively.

Note 11. Distributions

The Company has elected to be treated, and intends to qualify annually, as a RIC under the Code, beginning with the Company’s taxable year ended December 31, 2014. In order to maintain its RIC tax treatment, among other things, the Company is required to distribute at least 90% of its net ordinary income and net realized short-term capital gains in excess of its net realized long-term capital losses, if any, to its stockholders. Additionally, to avoid a nondeductible 4% U.S. federal excise tax on certain of the Company’s undistributed income, the Company must distribute during each calendar year an amount at least equal to the sum of: (a) 98% of the Company’s ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which the Company’s capital gains exceed the Company’s capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by the Company to use its taxable year); and (c) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax.

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

The following table summarizes cash distributions per share that have been authorized by the board of directors since the Company’s initial public offering. From March 5, 2014 (commencement of operations) to December 31, 2015, these distributions represent ordinary income as earnings exceeded distributions. Approximately $1.20 per share of the distributions during the year ended December 31, 2016 represent a return of capital.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	$0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	$0.36
Total cash distributions				$6.26

 _______________

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

(2)	Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s condensed consolidated statements of operations during the three and six months ended June 30, 2018 and 2017. For the year ended December 31, 2017, total distributions of $1.44 per share were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for 2017 exceeded its distributions. As of December 31, 2017, the Company estimated it had undistributed 2017 taxable earnings of approximately $1.0 million. This “spillover” income was paid as part of the first quarter 2018 distributions. Since March 5, 2014 (commencement of operations) to June 30, 2018, total distributions of $6.26 per share have been declared and paid.

Note 12. Subsequent Events

Distributions

On August 1, 2018, the Company announced that the Board declared a $0.36 per share distribution, payable on September 14, 2018, to stockholders of record on August 31, 2018.

Recent Portfolio Activity

From July 1, 2018 through August 1, 2018, the Company funded $18.3 million in new investments and received $59.3 million of prepayments from two portfolio companies.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about TriplePoint Venture Growth BDC Corp., our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our relationships with third parties, including venture capital investors;
•	the impact and timing of our unfunded commitments;
•	the expected market for venture capital investments;
•	the performance of our existing portfolio and other investments we may make in the future;
•	the impact of investments that we expect to make;
•	actual and potential conflicts of interest with TriplePoint Capital LLC (“TPC”) and TriplePoint Advisers LLC’s (“Adviser”) and its senior investment team and Investment Committee;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings, use of leverage and investments;
•	the ability of our Adviser to attract, retain and have access to highly talented professionals, including our Adviser’s senior management team;
•	our ability to qualify and maintain our qualification as a RIC and as a BDC;
•	the adequacy of our cash resources and working capital; and
•	the timing of cash flows, if any, from the operations of our portfolio companies.

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

•	the risks, uncertainties and other factors we identify in “Risk Factors” in our Annual Report on Form 10-K under Part I, Item 1A and in this Quarterly Report on Form 10-Q under Part II, Item 1A.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described in “Risk Factors” in our Annual Report on Form 10-K under Part I, Item 1A and in this Quarterly Report on Form 10-Q under Part II, Item 1A. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2014.

Our shares are currently listed on the New York Stock Exchange (the “NYSE”) under the symbol “TPVG”. Our 5.75% Notes due 2022 (the “2022 Notes”) are currently listed on the NYSE under the symbol “TPVY”.

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

Borrowings

In February 2014, we entered into a credit agreement with Deutsche Bank AG acting as administrative agent and a lender, and KeyBank National Association, TIAA Bank, and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements (the “Revolving Credit Facility”). In August 2014, we amended the Revolving Credit Facility to increase the total commitments by $50.0 million to $200.0 million in aggregate. Effective as of a January 2016 amendment to the Revolving Credit Facility, borrowings under the Revolving Credit Facility bore interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 3.0% during the Revolving Credit Facility’s revolving period.

In January 2018 we amended and renewed the Revolving Credit Facility, which, among other things, increased the total commitment by $10.0 million to $210.0 million, extended the revolving period from February 21, 2018 to February 21, 2020, extended the maturity date from February 21, 2019 to August 21, 2021 and replaced AloStar Bank of Commerce with MUFG Union Bank, N.A as a lender, under the amended Revolving Credit Facility. In addition, the amended Revolving Credit Facility includes a reduction in the undrawn rate from 0.75% to 0.50% and a reduction in the applicable margin during the revolving period to 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, and 3.00% if utilization is less than 50%. Borrowings under the Revolving Credit Facility are subject to its various covenants and the leverage restrictions contained in the 1940 Act.

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

As of June 30, 2018, we held 125 investments in 45 companies. Our investments included 74 debt investments, 38 warrant investments, and 13 direct equity and related investments. As of June 30, 2018, the total cost and fair value of these investments were approximately $399.2 million and approximately $398.4 million, respectively. As of June 30, 2018, the 74 debt investments with an aggregate fair value of approximately $375.2 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 8.0%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of borrower funding, at the time of origination.

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

The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$380,928	$375,239	$(5,689)	74	23
Warrant investments	9,719	12,835	3,116	38	38
Equity investments	8,521	10,331	1,810	13	11
Total Investments in Portfolio Companies	$399,168	$398,405	$(763)	125	45	*

	As of December 31, 2017
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$355,456	$352,052	$(3,404)	60	19
Warrant investments	9,074	11,062	1,988	32	32
Equity investments	9,139	8,989	(150)	14	11
Total Investments in Portfolio Companies	$373,669	$372,103	$(1,566)	106	42	*

_______________

*	Represents non-duplicative number of companies.

The following tables present the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Financial Institution and Services	$90,747	22.7%
Business Applications Software	77,161	19.4
E-Commerce - Clothing and Accessories	58,506	14.7
Building Materials/Construction Machinery	41,248	10.4
Network Systems Management Software	30,097	7.6
Entertainment	20,246	5.1
Wireless Communications Equipment	16,767	4.2
Food & Drug	16,331	4.1
Biofuels / Biomass	14,149	3.6
Security Services	13,751	3.5
Business to Business Marketplace	8,062	2.0
Restaurant / Food Service	2,497	0.6
Database Software	2,026	0.5
Communications Software	1,993	0.5
General Media and Content	1,362	0.3
Household & Office Goods	1,022	0.3
Travel & Leisure	632	0.2
E-Commerce - Personal Goods	625	0.2
Educational/Training Software	430	0.1
Shopping Facilitators	371	*
Conferencing Equipment / Services	203	*
Advertising / Marketing	105	*
Medical Software and Information Services	74	*
Total portfolio company investments	$398,405	100.0%

  ______________

*	Amount represents less than 0.05% of the total portfolio investments.

	As of December 31, 2017
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Financial Institution and Services	$71,812	19.3%
Business Applications Software	51,915	14.0
Security Products	50,232	13.5
E-Commerce - Clothing and Accessories	43,824	11.8
Building Materials/Construction Machinery	40,366	10.8
Network Systems Management Software	30,021	8.1
Wireless Communications Equipment	16,768	4.5
Security Services	13,973	3.8
Biofuels / Biomass	13,878	3.7
Business to Business Marketplace	7,947	2.1
Entertainment	7,879	2.1
Database Software	6,952	1.9
Food & Drug	5,038	1.4
Restaurant / Food Service	2,686	0.7
Communications Software	1,993	0.5
E-Commerce - Personal Goods	1,613	0.4
General Media and Content	1,362	0.4
Household & Office Goods	1,022	0.3
Software Development Tools	1,020	0.3
Conferencing Equipment / Services	639	0.2
Travel & Arrangements/ Tourism	300	0.1
Travel & Leisure	253	0.1
Shopping Facilitators	250	*
Educational/Training Software	180	*
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Total portfolio company investments	$372,103	100.0%

______________

*	Amount represents less than 0.05% of total portfolio investments.

The following tables present the financing product type of our debt investments as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$326,816	87.1%
Equipment leases	5,195	1.4
Equipment loans	42,078	11.2
Convertible notes	1,150	0.3
Total debt investments	$375,239	100.0%

	As of December 31, 2017
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$299,305	85.0%
Equipment leases	9,694	2.8
Equipment loans	41,886	11.9
Convertible notes	1,167	0.3
Total debt investments	$352,052	100.0%

Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent approximately 10.5% and 22.5% of the debt investments at fair value as of June 30, 2018 and December 31, 2017, respectively.

Investment Activity

During the three months ended June 30, 2018, we entered into commitments with five new portfolio companies and three existing portfolio companies totaling $140.4 million, funded eleven debt investments for approximately $52.9 million in principal value, acquired warrant investments representing approximately $1.2 million of value and made one $0.5 million equity investment. During the six months ended June 30, 2018, we entered into commitments with seven new portfolio companies and five existing portfolio companies totaling $255.4 million, funded nineteen debt investments for approximately $90.8 million in principal value, acquired warrant investments representing approximately $1.9 million of value and made $0.8 million of equity investments.

During the three months ended June 30, 2017, we entered into commitments with three new portfolio companies totaling $106.0 million, funded nine debt investments for approximately $56.9 million in principal value, acquired warrant investments representing approximately $1.3 million of value and made $1.0 million of equity investments. During the six months ended June 30, 2017, we entered into commitments with five new portfolio companies and two existing portfolio companies totaling $143.0 million, funded twelve debt investments for approximately $68.9 million in principal value, acquired warrant investments representing approximately $1.5 million of value and made $3.4 million of equity investments.

During the three months ended June 30, 2018, we received $50.0 million of debt prepayment from one portfolio company. During the six months ended June 30, 2018, we received $53.3 million of debt prepayments from two portfolio companies and one portfolio company repaid at maturity its outstanding growth capital loan of approximately $5.0 million.

During the three months ended June 30, 2017, we received $22.5 million of debt repayment from one portfolio company and $107.0 million of debt prepayments from four portfolio companies. During the six months ended June 30, 2017, we received $22.5 million of debt repayment from one portfolio company and $160.3 million of debt prepayments from six portfolio companies.

Total portfolio investment activity for the three and six months ended June 30, 2018 and June 30, 2017 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Beginning portfolio at fair value	$401,258	$328,408	$372,103	$374,311
New debt investments	51,098	54,727	88,066	66,489
Scheduled principal payments from debt investments	(5,469)	(2,734)	(11,345)	(4,660)
Early principal payments, repayments and recoveries	(50,000)	(129,500)	(58,348)	(182,774)
Accretion of debt investment fees	2,861	1,059	5,809	(138)
Payment-in-kind coupon	684	573	1,289	890
New warrant investments	1,246	1,244	1,861	1,401
New equity investments	500	999	750	3,399
Proceeds from the sale of investments	(3,368)	(74)	(3,371)	(74)
Net realized gains (losses)	773	(1,714)	781	(3,395)
Net unrealized gains (losses) on investments	(1,178)	816	810	(1,645)
Ending portfolio at fair value	$398,405	$253,804	$398,405	$253,804

As of June 30, 2018, our unfunded commitments to sixteen portfolio companies totaled approximately $203.4 million, of which $87.0 million is subject to milestones. As of December 31, 2017, our unfunded commitments to ten portfolio companies totaled approximately $100.1 million, of which $18.0 million is subject to milestones. During the three months ended June 30, 2018, $40.0 million in unfunded commitments expired or were terminated and approximately $52.9 million were funded. During the six months ended June 30, 2018, $40.0 million in unfunded commitments expired or were terminated and approximately $90.8 million were funded.

The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (in thousands)	As of June 30, 2018	As of December 31, 2017
Dependent on milestones	$87,018	$18,000
Expiring during:
2018	57,890	87,097
2019	75,500	13,000
2020	70,000	—

Growth capital loans	203,018	98,376
Equipment leases and loans	372	1,721

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

The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrant investments received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of June 30, 2018 and December 31, 2017, the fair value for these unfunded commitments totaled approximately $1.1 million and $1.3 million, respectively, and was included in “other accrued expenses and liabilities” in our condensed consolidated statements of assets and liabilities.

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three and six months ended June 30, 2018 and 2017.

Commitments and Fundings	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Debt Commitments
New portfolio companies	$105,123	$106,000	$180,123	$136,000
Existing portfolio companies	35,300	—	75,300	7,000
Total *	$140,423	$106,000	$255,423	$143,000

Funded Debt Investments	$52,920	$56,868	$90,782	$68,868

Equity Investments	$500	$1,000	$750	$3,400

Non-Binding Term Sheets	$212,017	$143,909	$358,017	$192,718

_______________

* Includes backlog of potential future commitments.

We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”).  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of June 30, 2018 and December 31, 2017, this backlog of potential future commitments totaled $56.7 million and $35.4 million, respectively.

Payables

On June 28, 2018 and June 29, 2018, we acquired $50.0 million and $40.0 million in face value of U.S. Treasury bills which were sold on July 2, 2018. On December 29, 2017, we acquired $125.0 million in face value of U.S. Treasury bills which were sold on January 3, 2018. The Company purchased and sold U.S. Treasury bills in order to efficiently meet certain diversification requirements.

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

As of June 30, 2018 and December 31, 2017, the weighted average investment ranking of our debt investment portfolio was 1.92 and 2.02, respectively. During the three months ended June 30, 2018, portfolio company credit category changes, excluding funding activity, consisted of: one portfolio company with a principal balance of $50.0 million was removed from White (2) due to prepayment; two portfolio companies with a combined principal balance of $45.0 million were upgraded from White (2) to Clear (1); and one portfolio company with a principal balance of $3.0 million was downgraded from Yellow (3) to Orange (4).

During the six months ended June 30, 2018, portfolio company credit category changes, excluding funding activity, consisted of: one portfolio company with a principal balance of $3.3 million was removed from Clear (1) due to prepayment; two portfolio companies with a combined principal balance of $55.0 million were removed from White (2) due to prepayment; two portfolio companies with a combined principal balance of $45.0 million were upgraded from White (2) to Clear (1); and one portfolio company with a principal balance of $3.0 million was downgraded from Yellow (3) to Orange (4).

During the year ended December 31, 2017, portfolio company credit category changes, excluding funding activity and repayments, consisted of: one portfolio company with a principal balance of $13.1 million was upgraded from White (2) to Clear (1); two portfolio companies with a combined principal balance of $15.8 million were downgraded from White (2) to Yellow (3); one portfolio company, rated Yellow (3), repaid its outstanding obligations resulting in the removal of $22.5 million of principal balance from the credit watch list; one portfolio company, rated Orange (4), was removed from the credit watch list due to a distribution of proceeds from bankruptcy proceedings and the conversion of any and all remaining receivables from a debt investment to an equity instrument; and two portfolio companies were removed from category Clear (1) due to payoffs of their outstanding obligations in the amount of $65.0 million.

The following table shows the credit rankings for the portfolio companies that had outstanding obligations to us as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$96,618	25.7%	5
White (2)	223,977	59.7	14
Yellow (3)	43,778	11.7	2
Orange (4)	10,866	2.9	2
Red (5)	—	—	—
	$375,239	100.0%	23

	As of December 31, 2017
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$54,071	15.4%	3
White (2)	243,915	69.3	12
Yellow (3)	46,187	13.1	3
Orange (4)	7,879	2.2	1
Red (5)	—	—	—
	$352,052	100.0%	19

Results of Operations

Comparison of operating results for the three and six months ended June 30, 2018 and June 30, 2017.

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

For the three months ended June 30, 2018, our net increase in net assets resulting from operations was approximately $8.4 million, which was comprised of approximately $8.8 million of net investment income and approximately $(0.4) million of net realized and unrealized losses. On a per share basis for the three months ended June 30, 2018, net investment income was $0.50 per share and net increase in net assets from operations was $0.47 per share.

For the six months ended June 30, 2018, our net increase in net assets resulting from operations was approximately $16.3 million, which was comprised of approximately $14.7 million of net investment income and approximately $1.6 million of net realized and unrealized gains. On a per share basis for the six months ended June 30, 2018, net investment income was $0.83 per share and net increase in net assets from operations was $0.92 per share.

For the three months ended June 30, 2017, our net increase in net assets resulting from operations was approximately $7.9 million, which was comprised of approximately $8.8 million of net investment income and approximately $(0.9) million of net realized and unrealized losses. On a per share basis for the three months ended June 30, 2017, net investment income was $0.55 per share and net increase in net assets from operations was $0.50 per share.

For the six months ended June 30, 2017, our net increase in net assets resulting from operations was approximately $11.7 million, which was comprised of approximately $16.8 million of net investment income and approximately $(5.1) million of net realized and unrealized losses. On a per share basis for the six months ended June 30, 2017, net investment income was $1.05 per share and net increase in net assets from operations was $0.73 per share.

Investment Income

Total investment income for the three months ended June 30, 2018 was approximately $16.6 million as compared to approximately $15.7 million for the three months ended June 30, 2017. Total investment income for the six months ended June 30, 2018 was approximately $29.2 million as compared to approximately $30.0 million for the six months ended June 30, 2017.

The increase in investment and other income for the three months period ended June 30, 2018 compared to the comparable period of 2017 was $0.9 million, primarily due to an increase in our average portfolio balance between periods. The decrease in investment and other income for the six months period ended June 30, 2018 compared to the comparable period of 2017 was $0.8 million, primarily due to a reduction in the acceleration of unamortized fees and other income due to lower prepayment activity between periods.

For the three months ended June 30, 2018, we recognized approximately $1.1 million in other income consisting of approximately $0.3 million due to the termination or expiration of unfunded commitments and approximately $0.8 million from the realization of certain fees paid by portfolio companies and other income. For the three months ended June 30, 2017, we recognized approximately $1.2 million in other income consisting of approximately $0.4 million due to the termination or expiration of unfunded commitments and approximately $0.8 million from the realization of certain fees paid by portfolio companies and other income.

For the six months ended June 30, 2018, we recognized approximately $1.1 million in other income consisting of approximately $0.3 million due to the termination or expiration of unfunded commitments and approximately $0.8 million from the realization of certain fees paid by portfolio companies and other income. For the six months ended June 30, 2017, we recognized approximately $1.2 million in other income consisting of approximately $0.4 million due to the termination or expiration of unfunded commitments and approximately $0.8 million from the realization of certain fees paid by portfolio companies and other income.

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

Total operating expenses for the three months ended June 30, 2018 was approximately $7.8 million as compared to approximately $6.9 million for the three months ended June 30, 2017. Total operating expenses for the six months ended June 30, 2018 was approximately $14.4 million as compared to approximately $13.2 million for the six months ended June 30, 2017.

Base management fee totaled approximately $1.8 million and $1.7 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $3.3 million and $3.2 million for the six months ended June 30, 2018 and 2017, respectively. Base management fee for the three and six months ended June 30, 2018, as compared to June 30, 2017, increased due to higher average assets between the periods.

Income incentive fee totaled approximately $2.2 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $3.7 million and $3.5 million for the six months ended June 30, 2018 and 2017, respectively.

There was no capital gains incentive fee expense calculated for the three and six month periods ended June 30, 2018 or 2017.

Interest and fees on our borrowings totaled approximately $2.5 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively, and $5.1 million and $4.6 million for the six months ended June 30, 2018 and 2017. Interest and fee expense for the three and six months ended June 30, 2018, as compared to June 30, 2017, increased primarily due to an increase in benchmark interest rates.

Administration agreement and general and administrative expenses totaled approximately $1.3 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $2.4 million and $2.0 million for the six months ended June 30, 2018 and 2017. The increase for the three and six months ended June 30, 2018, as compared to June 30, 2017, was primarily due to higher professional services costs.

Net Realized Gains and Losses and Net Unrealized Gains and Losses

Realized gains and losses are included as a component of net realized gains (losses) in the condensed consolidated statements of operations.

During the three months ended June 30, 2018, we recognized net realized gains on investments of approximately $0.8 million, consisting of gross realized gains of $1.8 million, of which $1.1 million related to the sale of equity in one portfolio company and $0.7 million from warrant investments related to the acquisition of one portfolio company, offset by gross realized losses of $(1.0) million from warrant and equity investments related to the acquisition of one portfolio company. During the three months ended June 30, 2017, we recognized net realized losses on investments of approximately $(1.7) million, which consisted of realized losses on one debt investment of $(0.6) million, realized losses of $(0.9) million on two warrant investments and realized losses of $(0.2) million on one equity investment.

During the six months ended June 30, 2018, we recognized net realized gains on investments of approximately $0.8 million, consisting of gross realized gains of $1.8 million, of which $1.1 million related to the sale of equity in one portfolio company and $0.7 million from warrant investments related to the acquisition of one portfolio company, offset by gross realized losses of $(1.0) million from warrant and equity investments related to the acquisition of one portfolio company. During the six months ended June 30, 2017, we recognized net realized losses on investments of approximately $(3.4) million, which consisted of realized losses on one debt investment of $(0.6) million, realized losses of $(2.6) million on five warrant investments and realized losses of $(0.2) million on one equity investment.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations.

Net change in unrealized depreciation during the three months ended June 30, 2018 was approximately $(1.2) million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $2.9 million into income or realized gains due to the disposition of three portfolio companies, offset by $1.7 million of net unrealized appreciation on the investment portfolio related to mark to market activity. Net change in unrealized appreciation during the three months ended June 30, 2017 was approximately $0.8 million, which consisted of net unrealized appreciation of $1.2 million and $0.3 million related to warrant and equity investments, respectively, offset by net unrealized depreciation of $(0.7) million from debt investments.

Net change in unrealized appreciation during the six months ended June 30, 2018 was approximately $0.8 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $0.9 million into income or realized gains due to the disposition of three portfolio companies, offset by $1.7 million of net unrealized appreciation on the investment portfolio related to mark to market activity. Net change in unrealized depreciation during the six months ended June 30, 2017 was approximately $(1.7) million, which consisted of net unrealized depreciation of $(3.3) million and $(0.9) million related to debt investments and equity investments, respectively, offset by net unrealized appreciation of $2.5 million from warrant investments.

Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

The table below presents our statement of operations for the three and six months ended June 30, 2018 and June 30, 2017.

Net Increase in Net Assets	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Investment and Other Income
Interest income from investments	$15,410	$14,499	$28,026	$28,751
Other income
Expirations / terminations of unfunded commitments	350	378	350	418
Other fees	792	805	795	817
Total Investment and Other Income	16,552	15,682	29,171	29,986

Operating Expenses
Base management fee	1,768	1,666	3,296	3,238
Income incentive fee	2,200	1,981	3,687	3,454
Capital gains incentive fee	—	—	—	—
Interest expense and amortization of fees	2,532	2,150	5,050	4,555
Administration agreement expenses	445	338	852	712
General and administrative expenses	807	716	1,539	1,277
Total Operating Expenses	7,752	6,851	14,424	13,236

Net investment income	8,800	8,831	14,747	16,750

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	773	(1,714)	781	(3,395)
Net change in unrealized gains (losses) on investments	(1,178)	804	810	(1,657)
Net realized and unrealized gains (losses)	(405)	(910)	1,591	(5,052)

Net Increase in Net Assets Resulting from Operations	$8,395	$7,921	$16,338	$11,698

Net investment income per share	$0.50	$0.55	$0.83	$1.05
Net increase in net assets per share	$0.47	$0.50	$0.92	$0.73
Weighted average shares of common stock outstanding	17,754	16,000	17,742	15,991
We believe an important measure of the investment income that we will be required to distribute each year is core net investment income, to the extent it is divergent from GAAP net investment income. Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fees on net unrealized gains. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. No capital gains incentive fee was earned or was payable during the three and six months ended June 30, 2018 and June 30, 2017, respectively. Therefore, GAAP net investment income and core net investment income were the same during the respective periods.

Portfolio Yield and Total Return

Investment income includes interest income on our debt investments utilizing the effective yield method which includes cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three and six months ended June 30, 2018, interest income totaled approximately $15.4 million and $28.0 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 17.2% and 15.6%, respectively. For the three and six months ended June 30, 2017, interest income totaled approximately $14.5 million and $28.8 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 19.9% and 18.2%, respectively.

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

The yield on our portfolio, excluding the impact of prepayments, was approximately 13.9% and 13.0%, respectively, for the three months ended June 30, 2018 and June 30, 2017. The yield on our portfolio, excluding the impact of prepayments, was approximately 13.8% and 12.7%, respectively, for the six months ended June 30, 2018 and June 30, 2017.

The following table provides the weighted average annualized portfolio yield on our portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrants received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments.

Returns on Net Asset Value and Total Assets	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Portfolio Yield (1)	2018	2017	2018	2017
Weighted average annualized portfolio yield on debt investments	17.2%	19.9%	15.6%	18.2%
Coupon income	10.8%	10.6%	10.7%	10.3%
Accretion of discount	0.9%	0.6%	0.9%	0.7%
Accretion of end-of-term payments	2.2%	1.8%	2.2%	1.7%
Impact of prepayments during the period	3.3%	6.9%	1.8%	5.5%

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

For the three and six months ended June 30, 2018, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 7.1% and 7.8%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 10.5% and 4.1%, respectively. For the three and six months ended June 30, 2017, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 6.7% and 5.7%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 0.9% and 19.4%, respectively.

The table below summarizes our return on average total assets and return on average NAV for the three and six months ended June 30, 2018 and 2017.

Returns on Net Asset Value and Total Assets	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net investment income	$8,800	$8,831	$14,747	$16,750
Net increase (decrease) in net assets	8,395	7,921	16,338	11,698

Average net asset value (1)	236,558	213,906	236,534	215,780
Average total assets (1)	392,351	344,433	396,655	366,521

Net investment income to average net asset value (2)	14.9%	16.6%	12.6%	15.7%
Net increase (decrease) in net assets to average net asset value (2)	14.2%	14.9%	13.9%	10.9%

Net investment income to average total assets (2)	9.0%	10.3%	7.5%	9.2%
Net increase (decrease) in net assets to average total assets (2)	8.6%	9.2%	8.3%	6.4%

______________

(1)	The average NAVs and the average total assets are computed based on daily balances. Total assets are gross assets before deducting total liabilities.
(2)	Percentage is presented on an annualized basis.

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

Liquidity and Capital Resources

During the six months ended June 30, 2018, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $5.5 million and cash provided by financing activities was approximately $6.5 million due to borrowings under the Revolving Credit Facility for $20.0 million, partially offset by approximately $12.3 million in distributions and $1.3 million in payments of Revolving Credit Facility costs, which are deferred and expensed over the term of the Revolving Credit Facility. As of June 30, 2018, cash, including restricted cash, was approximately $10.9 million.

During the six months ended June 30, 2017, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “-Results of Operations,” was approximately $134.0 million and cash used in financing activities was approximately $66.0 million due to repayments under our Revolving Credit Facility for $55.0 million and approximately $11.0 million in distributions. As of June 30, 2017, cash, including restricted cash, was approximately $83.5 million.

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

As of June 30, 2018 and December 31, 2017, we had outstanding borrowings of $87.0 million and $67.0 million, respectively, under our Revolving Credit Facility, which is included in the condensed consolidated statements of assets and liabilities. We had $123.0 million and $133.0 million of remaining capacity on our Revolving Credit Facility as of June 30, 2018 and December 31, 2017, respectively.

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

The tables below provide a summary of when payments are due under our Revolving Credit Facility and the 2022 Notes as of June 30, 2018 and December 31, 2017.

Payments Due By Period	As of June 30, 2018
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$87,000	$—	$87,000	$—	$—
2022 Notes	74,750	—	—	74,750	—
Total	$161,750	$—	$87,000	$74,750	$—

Payments Due By Period	As of December 31, 2017
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$67,000	$—	$67,000	$—	$—
2022 Notes	74,750	—	—	74,750	—
Total	$141,750	$—	$67,000	$74,750	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of June 30, 2018 and December 31, 2017, our unfunded commitments totaled approximately $203.4 million to sixteen portfolio companies and $100.1 million to ten portfolio companies, respectively. See “-Investment Activity” above for additional information on our unfunded commitments.

Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. Over time, we generally expect approximately 50% - 75% of our gross unfunded commitments to be drawn before the expiration of their corresponding availability periods. We evaluate funding needs and expectations for each company at the time of commitment and as the company progresses and develops during the availability period.

As of June 30, 2018, we had a payable of approximately $90.0 million in face value due July 2, 2018 for the acquisition of U.S. Treasury bills. On July 2, 2018, we sold the U.S. Treasury bills and settled the payable in full. As of December 31, 2017, we had a payable of approximately $125.0 million in face value due January 3, 2018 for the acquisition of U.S. Treasury bills. On January 3, 2018, we sold the U.S. Treasury bills and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received. As of June 30, 2018 and December 31, 2017, these outstanding obligations totaled approximately $4.4 million and $2.8 million, respectively.

Off-Balance Sheet Arrangements

Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2018 and December 31, 2017, our off-balance sheet arrangements consisted of approximately $203.4 million and $100.1 million, respectively, of unfunded commitments, of which $87.0 million and $18.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements with our portfolio companies contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company.

The table below provides our unfunded commitments by portfolio company as of June 30, 2018 and December 31, 2017.

Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	As of June 30, 2018	As of December 31, 2017
Eero, Inc.	5,000	5,000
FabFitFun, Inc.	10,000	10,000
Fiverr International, Inc.	30,000	—
Grove Collaboration, Inc.	15,000	—
Innovid, Inc.	3,000	3,000
MapR Technologies, Inc. (Equipment Lease)	372	1,721
OneSource Virtual, Inc.	10,000
Outfittery GMBH	2,376	2,376
PillPack, Inc.	10,000	30,000
Prodigy Finance Limited	15,800	—
Rent the Runway, Inc.	—	15,000
RetailNext, Inc.	3,000	3,000
Revolut Ltd.	15,000	—
Roli, Ltd.	1,342	—
Stance, Inc.	15,000	15,000
Toast, Inc.	60,000	—
Untuckit LLC	7,500	—
Varsity Tutors LLC	—	15,000
Total	$203,390	$100,097

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

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	$0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	$0.36
Total cash distributions				$6.26

_______________

(1)Represents a special distribution.

(2)The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations) through March 31, 2014.

For the six months ended June 30, 2018 and for the year ended December 31, 2017, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 97.1% of total distributions paid each, respectively.

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

Recent Developments

Distributions

On August 1, 2018, we announced that our Board declared a $0.36 per share distribution, payable on September 14, 2018, to stockholders of record on August 31, 2018.

Recent Portfolio Activity

From July 1, 2018, through August 1, 2018, we funded $18.3 million in new investments and received $59.3 million of prepayments from two portfolio companies.

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

As of June 30, 2018, a majority of the debt investments (approximately 56.8% and approximately $215.5 million in principal balance) in our debt investment portfolio bore interest at floating rates, all of which have interest rate floors and some of them have interest rate caps for a limited period. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all of our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Revolving Credit Facility bears interest at a floating rate. Our 2022 Notes bears interest at a fixed rate. As of June 30, 2018, our floating rate borrowings totaled $87.0 million, so an increase in interest rates would currently benefit us as we would generate additional interest income in excess of the additional interest expense. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2018 condensed consolidated statement of assets and liabilities.

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$5,018	$(2,646)	$2,372
Up 200 basis points	$3,280	$(1,764)	$1,516
Up 100 basis points	$1,542	$(882)	$660
Up 50 basis points	$673	$(441)	$232
Down 25 basis points	$(671)	$221	$(450)

This analysis is indicative of the potential impact on our investment income as of June 30, 2018, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2018, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended June 30, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent legislation allows us to incur additional leverage, which could increase the risk of investing in the Company.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets). However, on March 23, 2018, the Small Business Credit Availability Act (the “SBCA”) was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA amended the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150% (i.e. the amount of debt may not exceed 66.7% of the value of our total assets), if certain requirements are met. Under the SBCA, we are allowed to reduce our asset coverage requirement to 150%, and thereby increase our leverage capacity, if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to reduce our asset coverage requirement to 150% on the first day after such approval. Alternatively, the SBCA allows the majority of our independent directors to approve the reduction in our asset coverage requirement to 150%, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to reduce our asset coverage requirement to 150%, our leverage capacity and usage, and risks related to leverage.

On April 24, 2018, the Company’s board of directors unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act of 1940, as amended by the SBCA.  As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective April 24, 2019.  On May 2, 2018, the Company’s board of directors also recommended the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage requirements at a special meeting of stockholders to be held on June 21, 2018 (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved this proposal and the Company became subject to the 150% minimum asset coverage ratio effective June 22, 2018.

Leverage is generally considered a speculative investment technique and increases the risk of investing in our securities. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. If we incur additional leverage, you will experience increased risks of investing in our common stock. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock or of securities convertible into our common stock or warrant investments representing rights to purchase our common stock or securities convertible into our common stock.

We finance certain of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.

We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. As of June 30, 2018, we had $87.0 million of principal outstanding under the Company’s Revolving Credit Facility (the “Credit Facility”) and $74.8 million of principal outstanding on our 5.75% Notes due 2022 (the “2022 Notes”), before reducing the unamortized debt issuance costs. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and 2022 Notes and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings (other than potential leverage in future Small Business Investment Company, or “SBIC,” subsidiaries, should we receive an SBIC license(s), subject to exemptive relief) and any preferred stock that we may issue in the future, of at least 150% as approved by our shareholders effective as of June 22, 2018. If this ratio declines below 150%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ depends on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

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

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage. The net asset value per share of our common stock may be diluted if we issue or sell securities to subscribe for or convertible into shares of our common stock.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. At our 2018 Annual Stockholders Meeting, our stockholders authorized us to sell or otherwise issue warrants or securities to subscribe for or convertible into shares of our common stock subject to certain limitations (including, without limitation, that the number of shares issuable does not exceed 25% of our then outstanding common stock and that the exercise or conversion price thereof is not, at the date of issuance, less than the market value per share of our common stock). Such authorization has no expiration. We may also use newly issued shares to implement our dividend reinvestment plan, whether our shares are trading at a premium or at a discount to our then current net asset value per share. Any decision to issue or sell securities to subscribe for or convertible into shares of our common stock would be subject to the determination by our board of directors that such issuance or sale is in our and our stockholders’ best interests. If we issue warrants or securities to subscribe for or convertible into shares of our common stock, subject to certain limitations, the exercise or conversion price per share could be less than net asset value per share at the time of exercise or conversion (including through the operation of anti-dilution protections). Because we would incur expenses in connection with any issuance of such securities, such issuance could result in a dilution of the net asset value per share at the time of exercise or conversion. This dilution would include reduction in net asset value per share as a result of the proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest than the increase in our assets resulting from such issuance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the three months ended June 30, 2018, we issued 41,337 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended June 30, 2018 was approximately $0.5 million.  Other than shares issued under our dividend reinvestment plan, during the three months ended June 30, 2018 we did not sell any unregistered equity securities.

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

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: August 1, 2018	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 1, 2018	By:	/s/ Andrew J. Olson
Andrew J. Olson, Chief Financial Officer (Principal Financial and Accounting Officer)