Form 10-Q
period 2018-09-30
TriplePoint Venture Growth BDC Corp.
filed 2018-10-31
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2018, the registrant had 24,727,030 shares of common stock, $0.01 par value per share, outstanding.

TriplePoint Venture Growth BDC Corp.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Investments at fair value (amortized cost of $352,082 and $373,669, respectively)	$351,315	$372,103
Short-term investments at fair value (cost of $69,866 and $124,909, respectively)	69,866	124,909
Cash	13,277	4,484
Restricted cash	783	5,522
Deferred credit facility costs	1,440	946
Prepaid expenses and other assets	2,200	2,320
Total assets	$438,881	$510,284

Liabilities
Revolving Credit Facility	—	$67,000
2022 Notes, net	72,816	72,433
Payable for U.S. Treasury bill assets	19,982	124,909
Base management fee payable	1,848	1,463
Income incentive fee payable	2,503	1,094
Accrued capital gains incentive fee	—	—
Payable to directors and officers	60	68
Other accrued expenses and liabilities	5,669	8,372
Total liabilities	$102,878	$275,339
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share (450,000 shares authorized; 24,727 and 17,730 shares issued and outstanding, respectively)	247	177
Paid-in capital in excess of par value	330,891	235,488
Undistributed net investment income	4,071	976
Accumulated net realized gains (losses)	1,557	(128)
Accumulated net unrealized (losses) on investments	(763)	(1,568)
Total net assets	$336,003	$234,945
Total liabilities and net assets	$438,881	$510,284

Net asset value per share	$13.59	$13.25

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income
Interest income from investments	$16,969	$10,310	$44,995	$39,061
Other income
Expirations / terminations of unfunded commitments	145	—	495	418
Other fees	564	109	1,359	926
Total investment and other income	17,678	10,419	46,849	40,405

Operating expenses
Base management fee	1,848	1,567	5,144	4,805
Income incentive fee	2,503	1,066	6,190	4,520
Capital gains incentive fee	—	—	—	—
Interest expense and amortization of fees	2,141	2,306	7,191	6,861
Administration agreement expenses	456	346	1,308	1,058
General and administrative expenses	720	767	2,259	2,044
Total operating expenses	7,668	6,052	22,092	19,288

Net investment income	10,010	4,367	24,757	21,117

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	904	1,044	1,685	(2,351)
Net change in unrealized gains (losses) on investments	(5)	(620)	805	(2,277)
Net realized (loss) on extinguishment of debt	—	(1,112)	—	(1,112)
Net realized and unrealized gains (losses)	899	(688)	2,490	(5,740)

Net increase in net assets resulting from operations	$10,909	$3,679	$27,247	$15,377

Basic and diluted net investment income per share	$0.46	$0.27	$1.30	$1.32
Basic and diluted net increase in net assets per share	$0.50	$0.23	$1.43	$0.96
Basic and diluted weighted average shares of common stock outstanding	21,641	16,023	19,056	16,001

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common stock
	Shares	Par value	Paid-in capital in excess of par value	Undistributed net investment income	Realized gains (losses)	Accumulated net unrealized gains (losses) on investments	Net assets
Balance at December 31, 2016	15,981	$160	$212,013	$82	$(587)	$4,195	$215,863
Net increase (decrease) in net assets resulting from operations	—	—	—	21,117	(3,463)	(2,277)	15,377
Distributions reinvested in common stock	62	—	799	—	—	—	799
Distributions from net investment income	—	—	—	(17,280)	—	—	(17,280)
Balance at September 30, 2017	16,043	$160	$212,812	$3,919	$(4,050)	$1,918	$214,759

Balance at December 31, 2017	17,730	$177	$235,488	$976	$(128)	$(1,568)	$234,945
Net increase in net assets resulting from operations	—	—	—	24,757	1,685	805	27,247
Issuance of common stock, net	6,925	69	94,542	—	—	—	94,611
Distributions reinvested in common stock	72	1	861	—	—	—	862
Distributions from net investment income	—	—	—	(21,662)	—	—	(21,662)
Balance at September 30, 2018	24,727	$247	$330,891	$4,071	$1,557	$(763)	$336,003

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$27,247	$15,377
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(144,107)	(153,127)
Sales (purchase) of short-term investments, net	55,043	(54,972)
Principal payments and proceeds from investments	176,250	213,801
Payment-in-kind interest on investments	(1,951)	(1,501)
Net change in unrealized (gains) losses on investments	(805)	2,277
Net realized (gains) losses on investments	(1,723)	3,463
Amortization and accretion of premiums and discounts, net	(2,578)	(1,551)
(Accretion) reduction of end-of-term payments, net of prepayments	(5,245)	914
Amortization of debt fees and issuance costs	1,149	961
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	(104,927)	54,972
Prepaid expenses and other assets	1,067	791
Base management fee payable	385	118
Income incentive fee payable	1,409	(142)
Payable to directors and officers	(8)	(3)
Other accrued expenses and liabilities	(2,703)	29
Net cash (used in) provided by operating activities	(1,497)	81,407
Cash Flows from Financing Activities:
Repayments under revolving credit facility, net	(67,000)	(89,500)
Distributions paid, net	(20,800)	(16,481)
Deferred credit facility costs	(1,260)	—
Repayment of 2020 Notes	—	(54,625)
Proceeds from issuance of 2022 Notes, net	—	72,193
Proceeds from issuance of common stock, net	94,611	—
Net cash provided by (used in) financing activities	5,551	(88,413)
Net change in cash and restricted cash	4,054	(7,006)
Cash and restricted cash at beginning of period	10,006	15,478
Cash and restricted cash at end of period	$14,060	$8,472
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,093	$5,757
Distributions reinvested	$862	$799
Accrued 2022 Notes issuance costs	$—	$211
Offering costs yet to be paid	$44	$—

	For the Nine Months Ended September 30,
	2018	2017
Cash	$13,277	$5,145
Restricted cash	783	3,327
Total cash and restricted cash shown in the statement of cash flows	$14,060	$8,472

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of September 30, 2018

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (7.00% interest rate, 9.00% EOT payment)	$13,249	$14,694	$14,292	4/30/2020
Total Biofuels / Biomass - 4.25%*			13,249	14,694	14,292
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	12,361	12,434	12,482	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	5,918	5,946	5,976	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	8,176	8,180	8,215	7/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	1,935	1,919	1,925	9/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,379	2,344	2,347	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	1,908	1,876	1,884	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,724	2,668	2,678	12/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,854	2,796	2,804	12/31/2021
	Building Materials/Construction Machinery	Convertible Note (10.10% PIK interest rate, 14.00% EOT Payment) (2)	1,193	1,215	1,201	1/25/2020
Total Building Materials/Construction Machinery - 11.76%*			39,448	39,378	39,512
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,938	15,071	12/31/2020
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,744	14,887	6/30/2021
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,608	14,695	9/30/2021
			45,000	44,290	44,653
MapR Technologies, Inc.	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	25	36	36	1/31/2019
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	567	681	681	6/30/2019
	Business Applications Software	Equipment Loan (6.50% interest rate,10.00% EOT payment)	273	342	342	6/30/2019
	Business Applications Software	Equipment Lease (8.50% interest rate, 10.00% EOT payment) (1)	89	97	97	12/31/2019
	Business Applications Software	Equipment Loan (6.75% interest rate,10.00% EOT payment)	148	170	170	10/31/2019
	Business Applications Software	Equipment Lease (8.75% interest rate, 10.00% EOT payment) (1)	331	350	350	4/30/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	82	90	90	1/31/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	472	489	489	7/31/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	539	574	574	4/30/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	410	419	419	10/31/2020
	Business Applications Software	Equipment Loan (7.25% interest rate,10.00% EOT payment)	250	259	259	7/31/2020
	Business Applications Software	Equipment Lease (9.25% interest rate, 10.00% EOT payment) (1)	329	332	332	1/31/2021
	Business Applications Software	Equipment Loan (7.50% interest rate,10.00% EOT payment)	156	158	158	10/31/2020
	Business Applications Software	Equipment Lease (9.50% interest rate, 10.00% EOT payment) (1)	503	503	503	4/30/2021
	Business Applications Software	Equipment Loan (7.75% interest rate,10.00% EOT payment)	338	336	336	1/31/2021
	Business Applications Software	Equipment Lease (9.75% interest rate, 10.00% EOT payment) (1)	668	661	661	7/31/2021
			5,180	5,497	5,497
OneSource Virtual, Inc.	Business Applications Software	Growth Capital Loan (Prime + 2.00% interest rate, 1.25% EOT payment)	10,000	10,025	10,025	12/31/2018
Quantcast Corporation	Business Applications Software	Growth Capital Loan (Prime + 6.25% interest rate, 6.00% EOT payment)	15,000	14,876	14,964	3/31/2021
Total Business Applications Software - 22.36%*			75,180	74,688	75,139
Database Software
SimpliVity Corporation	Database Software	Equipment Lease (6.75% interest rate, 10.00% EOT payment) (1)	357	726	742	12/31/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	166	337	344	12/31/2018
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	176	280	290	2/28/2019
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	12	18	19	3/31/2019
Total Database Software - 0.42%*			711	1,361	1,395
E-Commerce - Clothing and Accessories
Outfittery GMBH (1) (2) (3)	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.25% interest rate, 9.00% EOT payment)	7,127	7,011	6,848	8/31/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	2,360	2,249	2,212	6/30/2021
			9,487	9,260	9,060
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (10.50% interest rate, 6.00% EOT payment)	5,000	4,938	4,971	2/28/2021
Untuckit LLC	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.00% interest rate, 4.50% EOT payment)	2,500	2,504	2,504	11/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 2.00% interest rate, 0.50% EOT payment)	3,000	2,952	2,952	12/31/2018
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.75% interest rate, 4.50% EOT payment)	4,500	4,417	4,417	3/31/2020
			10,000	9,873	9,873
Total E-Commerce - Clothing and Accessories - 7.11%*			24,487	24,071	23,904
E-Commerce - Personal Goods
Enjoy Technology, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (Prime + 5.25% interest rate, 5.50% EOT payment)	10,000	9,609	9,609	9/30/2021
Total E-Commerce - Personal Goods - 2.86%*			10,000	9,609	9,609
Educational/Training Software
Tangible Play, Inc.	Educational/Training Software	Growth Capital Loan (Prime + 5.00% interest rate, 5.75% EOT payment)	1,500	1,465	1,465	8/31/2021
Total Educational/Training Software - 0.44%*			1,500	1,465	1,465
Entertainment
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	10,153	11,087	7,000	1/31/2019
Roli, Ltd. (1) (2) (3)	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	10,732	10,316	10,016	5/31/2021
	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	1,342	1,289	1,252	5/31/2021
	Entertainment	Growth Capital Loan (11.25% interest rate, 9.50% EOT payment)	1,325	1,264	1,242	7/31/2021
	Entertainment	Revolver (Prime + 3.25% interest rate, 5.00% EOT payment)	129	129	127	6/30/2019
	Entertainment	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	1,898	1,898	1,872	6/30/2019
	Entertainment	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	4,556	4,556	4,514	6/30/2019
			19,982	19,452	19,023
Total Entertainment - 7.74%*			$30,135	$30,539	$26,023

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2018

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments (continued)
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	$5,000	$4,996	$4,996	9/30/2019
	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	5,000	4,995	4,995	9/30/2019
			10,000	9,991	9,991
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	18,000	18,005	18,005	12/31/2020
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	2,200	2,177	2,177	3/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	3,300	3,220	3,220	7/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	2,500	2,437	2,437	8/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	1,500	1,458	1,458	9/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	2,500	2,431	2,431	9/30/2021
			30,000	29,728	29,728
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,438	5,453	12/31/2018
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,310	5,366	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,307	5,366	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,201	5,298	11/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	10,000	9,819	9,819	6/30/2021
			30,000	31,075	31,302
Total Financial Institution and Services - 21.14%*			70,000	70,794	71,021
Network Systems Management Software
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	5,000	5,000	5,000	4/4/2020
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	10,058	10,058	9,391	4/4/2021
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	18,526	18,526	15,554	4/4/2021
Total Network Systems Management Software - 8.91%*			33,584	33,584	29,945
Restaurant / Food Service
Munchery, Inc. (2) (7)	Restaurant / Food Service	Growth Capital Loan (Prime + 4.12% interest rate, Prime + 4.13% PIK interest rate, 8.75% EOT payment)	2,589	2,729	2,152	6/30/2019
	Restaurant / Food Service	Growth Capital Loan (Prime + 4.12% interest rate, Prime + 4.13% PIK interest rate)	300	300	247	6/30/2019
Total Restaurant / Food Service - 0.71%*			2,889	3,029	2,399
Security Services
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	4,286	4,951	4,951	9/30/2019
	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	2,969	3,240	3,240	2/29/2020
Total Security Services - 2.44%*			7,255	8,191	8,191
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Growth Capital Loan (Prime + 11.75% interest rate)	6,701	6,701	6,093	12/31/2021
Eero, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 8.25% interest rate)	10,000	9,955	9,955	11/30/2019
	Wireless Communications Equipment	Growth Capital Loan (Prime + 8.25% interest rate)	5,000	4,864	4,864	3/31/2021
			15,000	14,819	14,819
Total Wireless Communications Equipment - 6.22%*			21,701	21,520	20,912
Total Debt Investments - 96.37%*			$330,139	$332,923	$323,807

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2018

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost (6)	Fair Value
Warrant Investments (8)
Advertising / Marketing
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	$35	$106
Total Advertising / Marketing - 0.03%*			48,500	35	106
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Preferred Stock	2,222,222	500	500
Total Building Materials/Construction Machinery - 0.15%*			2,222,222	500	500
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Preferred Stock	547,440	1,540	2,604
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	253,805	41	84
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	80
OneSource Virtual, Inc.	Business Applications Software	Preferred Stock	39,318	90	90
Passport Labs, Inc. (2)	Business Applications Software	Preferred Stock	9,914	129	129
Quantcast Corporation (5)	Business Applications Software	Cash Exit Fee	—	213	208
Toast, Inc. (2)	Business Applications Software	Preferred Stock	26,325	27	136
Total Business Applications Software - 1.02%*			1,329,268	2,099	3,426
Business to Business Marketplace
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	37
RetailNext, Inc.	Business to Business Marketplace	Preferred Stock	89,760	80	80
Factual, Inc. (2)	Business to Business Marketplace	Preferred Stock	23,536	43	43
Total Business to Business Marketplace - 0.05%*			123,642	163	160
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.) (2)	Conferencing Equipment / Services	Preferred Stock	323,381	670	203
Total Conferencing Equipment / Services - 0.06%*			323,381	670	203
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	5,878	123	124
Outfittery GMBH (1) (2) (3) (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	—	404	394
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	88,037	213	512
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	149,203	1,081	1,280
Stance, Inc. (2)	E-Commerce - Clothing and Accessories	Preferred Stock	75,000	41	41
Untuckit LLC (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	—	39	39
Total E-Commerce - Clothing and Accessories - 0.71%*			318,118	1,901	2,390
E-Commerce - Personal Goods
Grove Collaborative, Inc. (2)	E-Commerce - Personal Goods	Preferred Stock	96,851	80	126
Enjoy Technology, Inc.	E-Commerce - Personal Goods	Preferred Stock	336,304	269	269
Total E-Commerce - Personal Goods - 0.12%*			433,155	349	395
Educational/Training Software
Varsity Tutors LLC (2) (5)	Educational/Training Software	Preferred Stock	240,590	65	180
Tangible Play, Inc.	Educational/Training Software	Preferred Stock	61,840	79	79
Total Educational/Training Software - 0.08%*			302,430	144	259
Entertainment
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	22,376	751	—
Roli, Ltd. (1) (2) (3)	Entertainment	Preferred Stock	102,247	644	626
Total Entertainment - 0.19%*			124,623	1,395	626
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Preferred Stock	271,293	361	757
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Preferred Stock	29,718	561	561
Revolut Ltd. (1) (2) (3)	Financial Institution and Services	Preferred Stock	6,253	40	40
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	128,288	382	490
	Financial Institution and Services	Preferred Stock	46,548	136	136
			174,836	518	626
Total Financial Institution and Services - 0.59%*			482,100	1,480	1,984
General Media and Content
BZ Holdings, Inc. (fka TechMediaNetwork, Inc.) (2)	General Media and Content	Preferred Stock	72,234	31	38
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	774,352	624	1,324
Total General Media and Content - 0.41%*			846,586	655	1,362
Human Resources/Recruitment
Hired, Inc. (2)	Human Resources/Recruitment	Preferred Stock	32,599	55	55
Total Human Resources/Recruitment - 0.02%*			32,599	55	55
Medical Software and Information Services
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	112	74
Total Medical Software and Information Services - 0.02%*			31,063	112	74
Restaurant / Food Service
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	21,537	45	—
Total Restaurant / Food Service - 0.00%*			21,537	45	—
Security Services
CrowdStrike, Inc. (2)	Security Services	Preferred Shares	99,344	72	1,035
Forgerock, Inc.	Security Services	Preferred Stock	195,992	155	459
Total Security Services - 0.44%*			295,336	227	1,494
Shopping Facilitators
Farfetch UK Limited (1) (2) (3) (10)	Shopping Facilitators	Preferred Stock	189,995	170	3,630
Total Shopping Facilitators - 1.08%*			189,995	170	3,630
Travel & Leisure
Inspirato, LLC (2)	Travel & Leisure	Preferred Units	1,994	37	19
GoEuro Corp. (1) (2)	Travel & Leisure	Preferred Units	2,362	65	65
Total Travel & Leisure - 0.02%*			4,356	102	84
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	—
Eero, Inc.	Wireless Communications Equipment	Preferred Stock	94,806	114	101
	Wireless Communications Equipment	Cash Exit Fee (5)	—	77	77
			94,806	191	178
Total Wireless Communications Equipment - 0.05%*			127,806	286	178
Total Warrant Investments - 5.04%*				$10,388	$16,926

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2018

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost (6)	Fair Value
Equity Investments (2) (8)
Business Applications Software
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	39,018	$161	$161
Convoy, Inc.	Business Applications Software	Preferred Stock	35,208	250	250
Total Business Applications Software - 0.12%*			74,226	411	411
Communications Software
Pluribus Networks, Inc.	Communications Software	Preferred Stock	722,073	2,000	1,993
Total Communications Software - 0.59%*			722,073	2,000	1,993
E-Commerce - Personal Goods
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	134,249	500	499
Total E-Commerce - Personal Goods - 0.15%*			134,249	500	499
Educational/Training Software
Varsity Tutors LLC	Educational/Training Software	Preferred Stock	92,470	250	250
Total Educational/Training Software - 0.07%*			92,470	250	250
Financial Institution and Services
GoGreenHost AB (1) (3)	Financial Institution and Services	Preferred Stock	1	2,368	2,048
Revolut Ltd. (1) (3)	Financial Institution and Services	Preferred Stock	25,920	292	664
Total Financial Institution and Services - 0.81%*			25,921	2,660	2,712
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	8,000	250	262
Casper Sleep Inc.	Household & Office Goods	Common Stock	26,669	750	760
Total Household & Office Goods - 0.30%*			34,669	1,000	1,022
Network Systems Management Software
Cohesity Inc.	Network Systems Management Software	Preferred Stock	60,342	400	468
Total Network Systems Management Software - 0.14%*			60,342	400	468
Security Services
CrowdStrike, Inc.	Security Services	Preferred Stock	87,849	500	1,297
	Security Services	Common Stock	97,656	500	1,378
Total Security Services - 0.80%*			185,505	1,000	2,675
Travel & Leisure
Inspirato, LLC (1) (4)	Travel & Leisure	Preferred Units	1,948	250	252
GoEuro Corp. (1)	Travel & Leisure	Preferred Stock	2,362	300	300
Total Travel & Leisure - 0.16%*			4,310	550	552
Total Equity Investments - 3.15%*				$8,771	$10,582

Total Investments in Portfolio Companies - 104.56%* (11)				$352,082	$351,315

Short-Term Investments (2)				Cost (6)	Fair Value
U.S. Treasury Bills	$25,000 Face Value, Maturity Date 10/25/2018, Yield to Maturity 2.04%			$24,957	$24,957
	$25,000 Face Value, Maturity Date 11/15/2018, Yield to Maturity 2.07%			24,927	24,927
	$20,000 Face Value, Maturity Date 10/18/2018, Yield to Maturity 2.07%			19,982	19,982
Total Short-Term Investments - 20.79%*				$69,866	$69,866

Total Investments - 125.35%* (9)				$421,948	$421,181
______________

(1)

Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2018, non-qualifying assets as a percentage of total assets were 26.5%.

(2)	As of September 30, 2018, these debt investments, warrant and equity investments, and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.
(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)

Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $11.0 million, $(11.8) million and $(0.8) million respectively. The tax cost of investments is $421.9 million.

(7)	Debt is on non-accrual status at September 30, 2018 and is therefore considered non-income producing.
(8)	Non-income producing investments as of September 30, 2018.
(9)

Except for warrants in one public company and the short-term investments in U.S. Treasury Bills, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board of Directors”).

(10)	Entity is publicly traded and listed on The New York Stock Exchange.
(11)

The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

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

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2017

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost (7)	Fair Value
Equity Investments (2) (10)
Business Applications Software
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	39,018	$161	$160
Total Business Applications Software - 0.07%*			39,018	161	160
Communications Software
Pluribus Networks, Inc.	Communications Software	Preferred Stock	722,073	2,000	1,993
Total Communications Software - 0.85%*			722,073	2,000	1,993
E-Commerce - Personal Goods
Birchbox, Inc.	E-Commerce - Personal Goods	Preferred Stock	2,839	250	319
Birchbox, Inc.	E-Commerce - Personal Goods	Convertible Note (8.00% interest rate)	—	45	119
Total E-Commerce - Personal Goods - 0.19%*			2,839	295	438
Financial Institution and Services
GoGreenHost AB (1) (3)	Financial Institution and Services	Preferred Stock	1	2,441	2,121
Revolut Ltd. (1) (3)	Financial Institution and Services	Preferred Stock	25,920	292	292
Total Financial Institution and Services - 1.03%*			25,921	2,733	2,413
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	8,000	250	262
Casper Sleep Inc.	Household & Office Goods	Common Stock	26,669	750	760
Total Household & Office Goods - 0.44%*			34,669	1,000	1,022
Network Systems Management Software
Cohesity Inc.	Network Systems Management Software	Preferred Stock	60,342	400	398
Total Network Systems Management Software - 0.17%*			60,342	400	398
Security Services
CrowdStrike, Inc.	Security Services	Preferred Stock	87,849	500	500
	Security Services	Common Stock	97,656	500	500
Total Security Services - 0.43%*			185,505	1,000	1,000
Software Development Tools
MongoDB, Inc. (5) (8)	Software Development Tools	Common Stock	37,371	1,000	1,020
Total Software Development Tools - 0.43%*			37,371	1,000	1,020
Travel & Arrangements/ Tourism
GoEuro Corp.	Travel & Arrangements/ Tourism	Preferred Stock	2,362	300	300
Total Travel & Arrangements/ Tourism - 0.13%*			2,362	300	300
Travel & Leisure
Inspirato, LLC (1) (4)	Travel & Leisure	Preferred Units	1,948	250	245
Total Travel & Leisure - 0.10%*			1,948	250	245
Total Equity Investments - 3.83%*				$9,139	$8,989

Total Investments in Portfolio Companies - 158.39%*				$373,669	$372,103

Short-Term Investments (2)				Cost	Fair Value
U.S. Treasury Bills	$125,000 Face Value, Maturity Date 1/25/2018, Yield to Maturity 1.20%			$124,909	$124,909
Total Short-Term Investments - 53.17%*				$124,909	$124,909

Total Investments - 211.56%* (11)				$498,578	$497,012

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

(unaudited)

As of September 30, 2018 and as of December 31, 2017

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

For each debt investment tied to the Prime Rate, “Prime”, the current rate from July 1, 2018 through September 26, 2018 was 5.00% and increased by 0.25% effective September 27, 2018 to 5.25%.

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

September 30, 2018
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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s condensed consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. The Company had cumulative realized and unrealized losses during the three and nine months ended September 30, 2018 and September 30, 2017, and, as a result, no capital gains incentive fees were recorded for the three and nine months ended September 30, 2018 and September 30, 2017.

Management and Incentive Fees	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Base management fee	$1,848	$1,567	$5,144	$4,805
Income incentive fee	$2,503	$1,066	$6,190	$4,520
Capital gains incentive fee	$—	$—	$—	$—

The table above presents the base management and incentive fees accrued during the period which are paid in the quarter after they are earned. During the three and nine months ended September 30, 2018, approximately $1.8 million and $4.8 million, respectively, of base management fees earned in prior periods were paid, and approximately $2.2 million and $4.8 million, respectively, of income incentive fees earned in prior periods were paid. During the three and nine months ended September 30, 2017, approximately $1.7 million and $4.7 million, respectively, of base management fees earned in prior periods were paid, and approximately $2.0 million and $4.7 million, respectively, of income incentive fees earned in prior periods were paid.

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

For the three months ended September 30, 2018 and 2017, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.5 million and $0.3 million, respectively, of which approximately $61 thousand and $62 thousand, respectively, were paid or payable to third party service providers.

For the nine months ended September 30, 2018 and 2017, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $1.3 million and $1.1 million, respectively, of which approximately $189 thousand and $186 thousand, respectively, were paid or payable to third party service providers.

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

Under certain circumstances, an alternative technique may be used to value certain debt investments that better reflect the fair value of the investment, such as the price paid or realized in a recently completed transaction or a binding offer received in an arm’s length transaction, or the use of multiple probability weighted cash flow models when the expected future cash flows contain elements of variability or estimates of proceeds that would be received in a liquidation scenario.

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

Investment Valuation

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2018 and as of December 31, 2017. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type	As of September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$323,807	$323,807
Warrant investments	—	3,630	13,296	16,926
Equity investments	—	—	10,582	10,582
Short-term investments	69,866	—	—	69,866
Total investments	$69,866	$3,630	$347,685	$421,181

Investment Type	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$352,052	$352,052
Warrant investments	—	—	11,062	11,062
Equity investments	—	1,020	7,969	8,989
Short-term investments	124,909	—	—	124,909
Total investments	$124,909	$1,020	$371,083	$497,012

 The following tables present information about Level 3 investments measured at fair value for the three and nine months ended September 30, 2018 and 2017. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended September 30, 2018
Investment Activity (dollars in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of July 1, 2018	$375,239	$12,835	$10,331	$398,405
Funding and purchases of investments, at cost	52,275	909	250	53,434
Principal payments and sale proceeds received from investments	(102,954)	(1,182)	—	(104,136)
Amortization and accretion of premiums and discounts, net and end-of term payments	2,013	—	—	2,013
Gross transfers out of Level 3 (1)	—	(371)	—	(371)
Realized gains (losses) on investments	—	942	—	942
Net change in unrealized gains (losses) included in earnings	(3,428)	163	1	(3,264)
Payment-in-kind coupon	662	—	—	662
Totals	$323,807	$13,296	$10,582	$347,685

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2018	$(2,684)	$954	$1	$(1,729)

Level 3	For the Nine Months Ended September 30, 2018
Investment Activity (in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2018	$352,052	$11,062	$7,969	$371,083
Funding and purchases of investments, at cost	140,337	2,770	1,000	144,107
Principal payments and sale proceeds received from investments	(172,647)	(2,349)	(74)	(175,070)
Amortization and accretion of premiums and discounts, net and end-of term payments	7,823	—	—	7,823
Gross transfers out of Level 3 (1)	—	(371)	—	(371)
Realized gains (losses) on investments	—	895	(295)	600
Net change in unrealized gains (losses) included in earnings	(5,709)	1,289	1,982	(2,438)
Payment-in-kind coupon	1,951	—	—	1,951
Totals	$323,807	$13,296	$10,582	$347,685

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2018	$(4,646)	$1,795	$2,124	$(727)

_______________

(1)

Transfers out of Level 3 are measured as of the date of the transfer. During the three and nine months ended September 30, 2018, these transfers relate to a warrant investment in a publicly traded company.

Level 3	For the Three Months Ended September 30, 2017
Investment Activity (dollars in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of July 1, 2017	$235,899	$9,551	$4,853	$250,303
Funding of investments, at cost	79,996	1,538	304	81,838
Principal payments and sale proceeds received from investments	(24,886)	—	—	(24,886)
Amortization and accretion of premiums and discounts, net and end-of term payments	775	—	—	775
Realized gains (losses) on investments	—	—	—	—
Net change in unrealized gains (losses) included in earnings	288	(348)	9	(51)
Payment-in-kind coupon	611	—	—	611
Totals	$292,683	$10,741	$5,166	$308,590

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2017	$406	$(348)	$10	$69

Level 3	For the Nine Months Ended September 30, 2017
Investment Activity (in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2017	$360,007	$8,238	$1,636	$369,881
Funding of investments, at cost	146,485	2,939	3,703	153,127
Principal payments and sale proceeds received from investments	(212,320)	—	(74)	(212,394)
Amortization and accretion of premiums and discounts, net and end-of term payments	637	—	—	637
Realized (losses) on investments	(622)	(2,597)	(176)	(3,395)
Net change in unrealized gains included in earnings	(3,005)	2,161	77	(767)
Payment-in-kind coupon	1,501	—	—	1,501
Totals	$292,683	$10,741	$5,166	$308,590

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2017	$1,115	$104	$11	$1,230

Realized gains and losses are included as a component of net realized gains (losses) in the condensed consolidated statements of operations.

During the three months ended September 30, 2018, the Company recognized net realized gains on investments of approximately $0.9 million, consisting of gross realized gains of $1.0 million from warrant investments related to the acquisition of one portfolio company, offset by gross realized losses of $(0.1) million related to the write-off of warrant investments in one portfolio company. During the three months ended September 30, 2017, the Company recognized net realized gains on investments of approximately $1.0 million, which consisted of realized gains from the sale of equity in one portfolio company. During the same period, the Company elected to exercise its option to redeem, in full, its 6.75% Notes due 2020 (the "2020 Notes") at par plus accrued and unpaid interest which resulted in a realized loss on debt extinguishment of approximately $(1.1) million.

During the nine months ended September 30, 2018, the Company recognized net realized gains on investments of approximately $1.7 million, consisting of gross realized gains of $2.8 million, of which $1.7 million from warrant investments related to the acquisition of two portfolio companies and $1.1 million related to the sale of equity in one portfolio company, offset by gross realized losses of $(1.0) million from warrant and equity investments related to the acquisition of one portfolio company and $(0.1) million related to the write-off of one warrant investment. During the nine months ended September 30, 2017, the Company recognized net realized losses from the sale of investments of approximately $(2.4) million, consisting of gross realized gains of $1.0 million from the sale of equity in one portfolio company, offset by gross realized losses of $(3.4) million, of which $(2.8) million consisted of warrant and equity losses related to the acquisition of four portfolio companies and $(0.6) million related to the reversal of accrued loan modification fees in connection with the pay-off of one portfolio company. During the same period, the Company recognized a realized loss on debt extinguishment of approximately $(1.1) million in relation to the acceleration of unamortized fees on the redemption of the 2020 Notes.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations.

Net change in unrealized depreciation during the three months ended September 30, 2018 was approximately $(5) thousand, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $1.5 million into income or realized gains due to the disposition of three portfolio companies, offset by $1.5 million of net unrealized appreciation on the investment portfolio related to mark to market activity. Net change in unrealized depreciation during the three months ended September 30, 2017 was approximately $(0.6) million, which consisted of net unrealized depreciation of $(0.6) million and $(0.3) million related to equity and warrant investments, respectively, offset by net unrealized appreciation of $0.3 million from debt investments.

Net change in unrealized appreciation during the nine months ended September 30, 2018 was approximately $0.8 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $1.5 million into income or realized gains due to the disposition of seven portfolio companies, offset by $2.3 million of net unrealized appreciation on the investment portfolio related to mark to market activity. Net change in unrealized depreciation during the nine months ended September 30, 2017 was approximately $(2.3) million, which consisted of net unrealized depreciation of $(3.0) million and $(1.4) million related to debt investments and equity investments, respectively, offset by net unrealized appreciation of $2.1 million from warrant investments.

For the three months ended September 30, 2018, the Company recognized approximately $0.7 million, in other income consisting of approximately $0.1 million, from the termination or expiration of unfunded commitments and approximately $0.6 million from amortization of certain fees paid by portfolio companies and other income.

For the nine months ended September 30, 2018, the Company recognized approximately $1.9 million, in other income consisting of approximately $0.5 million, from the termination or expiration of unfunded commitments and approximately $1.4 million from amortization of certain fees paid by portfolio companies and other income.

For the three months ended September 30, 2017, the Company recognized approximately $0.1 million in other income consisting of amortization of certain fees paid by portfolio companies and other income.

For the nine months ended September 30, 2017, the Company recognized approximately $1.3 million, in other income consisting of approximately $0.4 million, from the termination or expiration of unfunded commitments and approximately $0.9 million from amortization of certain fees paid by portfolio companies and other income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of September 30, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments	As of September 30, 2018
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$308,315	Discounted Cash Flows	Discount Rate	4.39% - 30.22%	16.92%
	15,492	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	10.00% - 50.00%
Warrant investments	11,543	Black Scholes Option Pricing Model	Revenue Multiples	0.80x - 10.00x	5.23x
			Volatility	33.10% - 75.00%	57.60%
			Term	0.50 - 4.00 Years	2.43 Years
			Discount for Lack of Marketability	0.00% - 32.40%	16.85%
			Risk Free Rate	2.00% - 2.90%	2.80%
	1,035	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	26.40%	26.40%
			Term	1.50 Years	1.50 Years
	718	Discounted Expected Return	Discount Rate	18.00% - 22.50%	19.70%
			Term	2.30-4.00 Years	3.21 Years
			Expected Recovery Rate	50.00% - 80.00%	72.58%
Equity investments	4,837	Black Scholes Option Pricing Model	Revenue Multiples	0.80x - 10.00x	6.64x
			Volatility	35.70% - 85.00%	56.10%
			Term	1.50 - 4.50 Years	2.40 Years
			Discount for Lack of Marketability	0.00% - 3.30%	3.30%
			Risk Free Rate	2.70% - 2.90%	2.78%
	3,697	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	21.40% - 32.50%	25.65%
			Term	1.50 - 4.50 Years	2.80 Years
	2,048	Discounted Expected Recovery	Expected Recovery Rate	87.00%	87.00%
Total investments	$347,685

Level 3 Investments	As of December 31, 2017
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$352,052	Discounted Cash Flows	Discount Rate	2.50% - 38.43%	14.92%
Warrant investments	10,394	Black Scholes Option Pricing Model	Revenue Multiples	0.90x – 4.00x	2.89x
			Volatility	26.60% - 75.00%	55.00%
			Term	1.00– 3.50 Years	2.47 Years
			Discount for Lack of Marketability	0.00% - 30.00%	17.30%
			Risk Free Rate	1.43% - 2.00%	1.92%
	261	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	33.60%	33.60%
			Term	2.0 years	2.0 years
	407	Discounted Expected Return	Discount Rate	17.25%	17.25%
			Term	3.25 Years	3.25 Years
			Expected Recovery Rate	75.00%	75.00%
Equity investments	4,848	Black Scholes Option Pricing Model	Revenue Multiples	0.90x – 4.00x	2.37x
			Volatility	26.60% - 85.00%	60.10%
			Term	1.50– 4.50 Years	2.24 Years
			Discount for Lack of Marketability	0.00% - 1.30%	1.30%
			Risk Free Rate	1.80% - 2.10%	1.93%
	1,000	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50%- 33.60%	31.20%
			Term	2.08 -3.50 years	2.70 Years
	2,121	Discounted Expected Recovery	Expected Recovery Rate	87.00%	87.00%
Total investments	$371,083

As of September 30, 2018 the fair values for all but four of the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields as of the reporting date. The fair value for four debt investments as of September 30, 2018 was estimated using a Probability-Weighted Expected Return Method. As of September 30, 2018, fair values for all but five warrant investment positions were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. One warrant investment position was valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. Certain investments within the portfolio contain fee conditions which may result in cash proceeds to the Company upon a qualifying liquidity event. These fees were valued using a discounted expected return method. As of September 30, 2018, all but three equity investments were valued using the market approach or the last equity financing round. The fair market value for two investments as of September 30, 2018 was derived based on a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. The fair market value for one investment as of September 30, 2018 was based on time discounted expected recovery.

As of December 31, 2017, the fair values for all the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields as of the reporting date. As of December 31, 2017, fair values for all but one warrant investment positions were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. One warrant investment position was valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. Certain investments within the portfolio contain fee conditions which may result in cash proceeds to the Company upon a qualifying liquidity event. These fees were valued using a discounted expected return method. As of December 31, 2017, all but five equity investments were valued using the market approach. The fair market value for two investments as of December 31, 2017 was derived based on the last equity financing round. The fair market value for two investments as of December 31, 2017 was derived based on a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. The fair market value for one investment as of December 31, 2017 was based on time discounted expected recovery. The range of the various assumptions and weighted averages of these assumptions are summarized in the tables above.

As of September 30, 2018 and December 31, 2017, approximately $302.7 million and $350.3 million of the Company’s assets were pledged for borrowings under its revolving credit facility, respectively.

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

Effective as of January 2018, borrowings under the Revolving Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Revolving Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of approximately 0.50% per annum for any unused borrowings under the Revolving Credit Facility on a monthly basis. The Revolving Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of approximately 55% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, Mr. James P. Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Revolving Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. The revolving period of the Revolving Credit Facility ends on February 21, 2020 and the maturity date of the Revolving Credit Facility is August 21, 2021. As of September 30, 2018 and December 31, 2017, the Company was in compliance with all covenants under the Revolving Credit Facility.

At September 30, 2018, the Company had no outstanding borrowings under the Revolving Credit Facility. At December 31, 2017, the Company had outstanding borrowings under the Revolving Credit Facility of $67.0 million which is included in the Company’s condensed consolidated statements of assets and liabilities. The book value of the Revolving Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Revolving Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Revolving Credit Facility, paying and administrative agent fees, and the amortization of deferred Revolving Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revolving Credit Facility
Interest cost charged on borrowings	$413	$217	$2,127	$1,822
Unused fee	227	345	593	787
Amortization of costs and other fees	288	235	844	698
Revolving Credit Facility Total	$928	$797	$3,564	$3,307
2020 Notes
Interest cost	$—	$430	$—	$2,274
Amortization of costs and other fees	—	47	—	248
2020 Notes Total	$—	$477	$—	$2,522
2022 Notes
Interest cost	$1,075	$919	$3,225	$919
Amortization of costs and other fees	138	113	402	113
2022 Notes Total	$1,213	$1,032	$3,627	$1,032
Total interest expense and amortization of fees	$2,141	$2,306	$7,191	$6,861

During the three and nine months ended September 30, 2018, the Company had average outstanding borrowings under the Revolving Credit Facility of $32.0 million and $58.3 million, respectively, at a weighted average interest of 5.05% and 4.81%, respectively. During the three and nine months ended September 30, 2017, the Company had average outstanding borrowings under the Revolving Credit Facility of $20.1 million and $61.4 million, respectively, at a weighted average interest of 4.22% and 3.89%, respectively.

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

At September 30, 2018, the 2022 Notes had a market price of $25.02 per unit, resulting in an aggregate fair value of approximately $74.8 million. The 2022 Notes are recorded at amortized cost in the condensed consolidated statements of assets and liabilities. Amortized cost includes approximately $1.9 million of deferred issuance cost at September 30, 2018, which is amortized and expensed over the five year term of the 2022 Notes based on an effective yield method.

The following tables provide additional information about the fair value hierarchy of the Company’s liabilities at September 30, 2018 and December 31, 2017.

Liability	As of September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$—	$—
2022 Notes, net *	—	72,860	—	72,860
Total	$—	$72,860	$—	$72,860

_______________

*	Net of approximately $1.9 million of deferred issuance cost

Liability	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$67,000	$67,000
2022 Notes, net *	—	75,061	—	75,061
Total	$—	$75,061	$67,000	$142,061

_______________

*	Net of approximately $2.3 million of deferred issuance cost.

Other Payables

On September 28, 2018, the Company purchased $20.0 million, in face value of U.S. Treasury bills for settlement on October 2, 2018. On December 29, 2017, the Company purchased $125.0 million of U.S. Treasury bills for settlement on January 3, 2018. The associated payable was included in the Company’s condensed consolidated statements of assets and liabilities as of September 30, 2018 and December 31, 2017.

Asset Coverage Requirements

Until June 22, 2018, in accordance with the 1940 Act, with certain limited exceptions, the Company was only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, was at least 200%, immediately after such borrowing. On March 23, 2018, the Consolidated Appropriations Act of 2018, which included the Small Business Credit Availability Act (the “Act”), was signed into law. The Act amended the 1940 Act to permit a BDC to reduce the required minimum asset coverage ratio applicable to a BDC from 200% to 150%, subject to certain requirements described therein. At the special meeting of stockholders held on June 21, 2018, the Company’s stockholders approved a proposal to authorize the Company to become subject to a minimum asset coverage ratio under the 1940 Act of at least 150%, effective June 22, 2018. As of September 30, 2018, the Company’s asset coverage for borrowed amounts was 550%.

Note 7. Commitments and Contingencies

Commitments

As of September 30, 2018 and December 31, 2017, the Company’s unfunded commitments totaled approximately $242.4 million to fifteen portfolio companies and approximately $100.1 million to ten portfolio companies, respectively, of which $72.4 million and $18.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. As of September 30, 2018, of the approximately $242.4 million of unfunded commitments, approximately $26.4 million will expire in 2018, $146.0 million will expire during 2019, and $70.0 million will expire during 2020, if not drawn prior to expiration.

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

The tables below provide the Company’s unfunded commitments by portfolio company as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018
Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
FabFitFun, Inc.	$10,000	75
Factual, Inc.	10,000	143
Fiverr International, Inc.	30,000	158
GoEuro Corp.	30,000	365
Grove Collaboration, Inc.	15,000	118
Hired, Inc.	10,000	155
Innovid, Inc.	3,000	45
OneSource Virtual, Inc.	10,000	—
Outfittery GmbH	2,376	45
Passport Labs, Inc.	25,000	254
Prodigy Finance Limited	6,000	60
Stance, Inc.	15,000	166
Tangible Play, Inc.	6,000	90
Toast, Inc.	60,000	115
WorldRemit Limited	10,000	68
Total	$242,376	$1,857

______________

*Does not include $10.0 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

	As of December 31, 2017
Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Eero, Inc.	$5,000	$—
FabFitFun, Inc.	10,000	235
Innovid, Inc.	3,000	45
MapR Technologies, Inc. (Equipment Lease)	1,721	4
Outfittery GmbH	2,376	150
PillPack, Inc.	30,000	200
Rent the Runway, Inc.	15,000	273
RetailNext, Inc.	3,000	30
Stance, Inc.	15,000	166
Varsity Tutors LLC	15,000	159
Total	$100,097	$1,262

______________

*Does not include $35.4 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The tables above also provide the fair value of the Company’s unfunded commitment liability totaling approximately $1.9 million and $1.3 million as of September 30, 2018 and December 31, 2017, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s condensed consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details regarding the Company’s unfunded commitments activity during the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Commitments Activity (in thousands)	2018		2017	2018		2017
Activity during the period:
New commitments *	$63,155		$121,879	$318,578		$264,879
Fundings	(52,876)	(1)	(82,790)	(143,658)	(1)	(151,658)
Expirations / Terminations	(18,000)		—	(58,000)		(85,000)

Unfunded commitments at beginning of period **	$203,390		$146,484	$100,097		$117,352
Unfunded commitments at end of period **	$242,376		$158,197	$242,376		$158,197
Backlog of potential future commitments	$10,000		$27,374	$10,000		$67,374

______________

* Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

**Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

(1)Net of repayments on revolver loans of $0.5 million.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (in thousands)	As of September 30, 2018	As of December 31, 2017
Dependent on milestones	$72,376	$18,000
Expiring during:
2018	26,376	87,097
2019	146,000	13,000
2020	70,000	—

Growth capital loans	242,376	98,376
Equipment leases and loans	—	1,721

______________

*Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments

The Company entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of September 30, 2018 and December 31, 2017, this backlog of potential future commitments totaled $10.0 million and $35.4 million, respectively.

Note 8. Financial Highlights

The financial highlights presented below are for the three and nine months ended September 30, 2018 and 2017.

Financial Highlights	For the Three Months Ended September 30, or as of September 30,		For the Nine Months Ended September 30, or as of September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Per Share Data (1)
Net asset value at beginning of period	$13.45	$13.52	$13.25	$13.51
Changes in net asset value due to:
Net investment income	0.46	0.27	1.30	1.32
Net realized gains (losses) on investments	0.04	0.07	0.09	(0.15)
Net change in unrealized gains (losses) on investments	0.01	(0.04)	0.04	(0.14)
Offering costs related to public offering of common stock	(0.01)	—	(0.01)	—
Net realized losses on extinguishment of debt	—	(0.07)	—	(0.07)
Distributions from net investment income	(0.36)	(0.36)	(1.08)	(1.08)
Net asset value at end of period	$13.59	$13.39	$13.59	$13.39

Net investment income per share	$0.46	$0.27	$1.30	$1.32
Net increase in net assets resulting from operations per share	$0.50	$0.23	$1.43	$0.96
Weighted average shares of common stock outstanding for period	21,641	16,023	19,056	16,001
Shares of common stock outstanding at end of period	24,727	16,043	24,727	16,043

Ratios / Supplemental Data
Net asset value at beginning of period	$238,991	$216,533	$234,945	$215,863
Net asset value at end of period	$336,003	$214,759	$336,003	$214,759
Average net asset value	$292,681	$215,730	$255,456	$215,763
Stock price at end of period	$13.59	$13.40	$13.59	$13.40

Total return based on net asset value per share (2)	4.0%	1.9%	12.1%	7.7%
Total return based on stock price (3)	12.5%	3.6%	17.1%	23.6%

Net investment income to average net asset value (4)	13.6%	8.0%	13.0%	13.1%
Net increase (decrease) in net assets to average net asset value (4)	14.8%	6.8%	14.3%	9.5%
Ratio of expenses to average net asset value (4)	10.4%	11.1%	11.6%	12.0%
Operating expenses excluding incentive fees to average net asset value	7.0%	9.2%	8.3%	9.2%
Income incentive fees to average net asset value	3.4%	2.0%	3.2%	2.8%
Capital gains incentive fees to average net asset value	0.0%	0.0%	0.0%	0.0%

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

(4)	Percentage is presented on an annualized basis.

The weighted average portfolio yield on debt investments presented below is for the three and nine months ended September 30, 2018 and 2017.

Ratios	For the Three Months Ended September 30, or as of September 30,		For the Nine Months Ended September 30, or as of September 30,
(Percentages, on an annualized basis) (1)	2018	2017	2018	2017
Weighted average portfolio yield on debt investments	19.3%	15.4%	16.8%	17.4%
Coupon income	10.7%	10.4%	10.7%	10.4%
Accretion of discount	1.1%	0.9%	1.0%	0.7%
Accretion of end-of-term payments	2.2%	2.2%	2.1%	1.9%
Impact of prepayments during the period	5.3%	1.9%	3.0%	4.4%

_______________

(1)

Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017.

Basic and Diluted Share Information	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net investment income	$10,010	$4,367	$24,757	$21,117
Net increase in net assets resulting from operations	$10,909	$3,679	$27,247	$15,377
Basic and diluted weighted average shares of common stock outstanding	21,641	16,023	19,056	16,001
Basic and diluted net investment income per share of common stock	$0.46	$0.27	$1.30	$1.32
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.50	$0.23	$1.43	$0.96

Note 10. Equity

On August 9, 2018, the Company closed a public offering (“Public Offering”) and a concurrent private placement of an aggregate 6,400,000 shares of its common stock, raising approximately $87.4 million after offering costs. On August 31, 2018, the underwriters from the Public Offering exercised their over-allotment option and the Company issued an additional 525,000 shares of its common stock raising approximately $7.2 million after offering costs. Offering costs of approximately $0.3 million were borne by the Company and charged against paid-in capital. The Adviser paid approximately $3.0 million to the underwriters, approximately $2.7 million for the Public Offering and $0.3 million for the exercise of the underwriter’s over-allotment option, which represents the underwriting sales load and an additional supplemental payment, which amounts are not subject to recoupment from the Company.

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the nine months ended September 30, 2018 and year ended December 31, 2017 is provided in the following table.

Issuance of Common Stock for the Nine Months Ended September 30, 2018 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2018 distribution reinvestment	4/6/2018	22	$249	$—	$—	$11.35 per share
Second quarter 2018 distribution reinvestment	6/15/2018	19	234	—	—	$12.08 per share
Public offering of common stock	8/9/2018	6,000	82,200	—	260	$13.70 per share
Private placement	8/9/2018	400	5,480	—	—	$13.70 per share
Exercise of over-allotment option	8/31/2018	525	7,191	—	—	$13.70 per share
Third quarter 2018 distribution reinvestment	9/14/2018	31	379	—	—	$12.39 per share
Total issuance		6,997	$95,733	$—	$260

Issuance of Common Stock for the Year Ended December 31, 2017 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2017 distribution reinvestment	4/17/2017	21	$271	$—	$—	$13.21 per share
Second quarter 2017 distribution reinvestment	6/16/2017	17	214	—	—	$12.73 per share
Third quarter 2017 distribution reinvestment	9/15/2017	25	314	—	—	$12.43 per share
Private placement	10/25/2017	1,594	21,583	—	—	$13.54 per share
Private placement	10/25/2017	74	1,010	—	—	$13.65 per share
Fourth quarter 2017 distribution reinvestment	12/1/2017	19	240	—	—	$12.69 per share
Total issuance		1,750	$23,632	$—	$—

The Company had 24.7 million and 17.7 million shares of common stock outstanding as of September 30, 2018 and December 31, 2017, respectively.

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

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	$0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	$0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	$0.36
Total cash distributions				$6.62

 _______________

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

(2)	Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s condensed consolidated statements of operations during the three and nine months ended September 30, 2018 and 2017. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years. For the year ended December 31, 2017, total distributions of $1.44 per share were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for 2017 exceeded its distributions. As of December 31, 2017, the Company estimated it had undistributed 2017 taxable earnings of approximately $1.0 million. This “spillover” income was paid as part of the first quarter 2018 distributions. Since March 5, 2014 (commencement of operations) to September 30, 2018, total distributions of $6.62 per share have been declared and paid.

Note 12. Subsequent Events

Distributions

On October 31, 2018, the Company announced that the Board declared a $0.36 per share distribution, payable on December 14, 2018, to stockholders of record on November 30, 2018.

Recent Portfolio Activity

From October 1, 2018 through October 31, 2018, the Company funded $55.3 million in new investments and closed $65.0 million of additional debt commitments. TPC’s direct originations platform entered into $86.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

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

We commenced investment activities on March 5, 2014. In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on March 5, 2014, we acquired our initial portfolio. On March 11, 2014, we completed our initial public offering and received $141.6 million of net proceeds in connection with the initial public offering and concurrent private placement, net of the portion of the underwriting sales load and offering costs we paid. In 2015, we completed a follow-on public offering of our common stock raising approximately $95.9 million after offering costs. In October 2017, we sold in a private placement transaction 1,594,007 shares of our common stock to certain investment funds managed by the Alternative Investments & Manager Selection Group of Goldman Sachs Asset Management, L.P. and 73,855 shares of our common stock to certain of our executive officers, for total gross proceeds of approximately $22.6 million. In August 2018, we completed a public offering and a concurrent private placement offering of an aggregate 6,925,000 shares of our common stock, raising approximately $94.6 million after offering costs.

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

As of September 30, 2018, we held 128 investments in 49 companies. Our investments included 73 debt investments, 41 warrant investments, and 14 direct equity investments. As of September 30, 2018, the total cost and fair value of these investments were approximately $352.1 million and approximately $351.3 million, respectively. As of September 30, 2018, the 73 debt investments with an aggregate fair value of approximately $323.8 million had a weighted average loan to enterprise value at the time of underwriting ratio of approximately 8.4%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of borrower funding, at the time of origination.

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

The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$332,923	$323,807	$(9,116)	73	22
Warrant investments	10,388	16,926	6,538	41	41
Equity investments	8,771	10,582	1,811	14	12
Total Investments in Portfolio Companies	$352,082	$351,315	$(767)	128	49	*

	As of December 31, 2017
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$355,456	$352,052	$(3,404)	60	19
Warrant investments	9,074	11,062	1,988	32	32
Equity investments	9,139	8,989	(150)	14	11
Total Investments in Portfolio Companies	$373,669	$372,103	$(1,566)	106	42	*

_______________

*	Represents non-duplicative number of companies.

The following tables present the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$78,976	22.4%
Financial Institution and Services	75,717	21.6
Building Materials/Construction Machinery	40,012	11.4
Network Systems Management Software	30,413	8.7
Entertainment	26,649	7.6
E-Commerce - Clothing and Accessories	26,294	7.5
Wireless Communications Equipment	21,090	6.0
Biofuels / Biomass	14,292	4.1
Security Services	12,360	3.5
E-Commerce - Personal Goods	10,503	3.0
Restaurant / Food Service	3,630	1.0
Communications Software	2,399	0.7
Educational/Training Software	1,993	0.6
Database Software	1,974	0.6
General Media and Content	1,395	0.4
Household & Office Goods	1,362	0.4
Travel & Leisure	1,022	0.3
Shopping Facilitators	636	0.2
Conferencing Equipment / Services	203	*
Business to Business Marketplace	160	*
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Human Resources/Recruitment	55	*
Total portfolio company investments	$351,315	100.0%

  ______________

*	Amount represents less than 0.05% of the total portfolio investments.
	As of December 31, 2017
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Financial Institution and Services	$71,812	19.3%
Business Applications Software	51,915	14.0
Security Products	50,232	13.5
E-Commerce - Clothing and Accessories	43,824	11.8
Building Materials/Construction Machinery	40,366	10.8
Network Systems Management Software	30,021	8.1
Wireless Communications Equipment	16,768	4.5
Security Services	13,973	3.8
Biofuels / Biomass	13,878	3.7
Business to Business Marketplace	7,947	2.1
Entertainment	7,879	2.1
Database Software	6,952	1.9
Food & Drug	5,038	1.4
Restaurant / Food Service	2,686	0.7
Communications Software	1,993	0.5
E-Commerce - Personal Goods	1,613	0.4
General Media and Content	1,362	0.4
Household & Office Goods	1,022	0.3
Software Development Tools	1,020	0.3
Conferencing Equipment / Services	639	0.2
Travel & Arrangements/ Tourism	300	0.1
Travel & Leisure	253	0.1
Shopping Facilitators	250	*
Educational/Training Software	180	*
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Total portfolio company investments	$372,103	100.0%

______________

*	Amount represents less than 0.05% of total portfolio investments.

The following tables present the financing product type of our debt investments as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$270,890	83.7%
Equipment loans	40,240	12.4
Revolver loans	6,513	2.0
Equipment leases	4,963	1.5
Convertible notes	1,201	0.4
Total debt investments	$323,807	100.0%

	As of December 31, 2017
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$299,305	85.0%
Equipment leases	9,694	2.8
Equipment loans	41,886	11.9
Convertible notes	1,167	0.3
Total debt investments	$352,052	100.0%

Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent approximately 12.8% and 22.5% of the debt investments at fair value as of September 30, 2018 and December 31, 2017, respectively.

Investment Activity

During the three months ended September 30, 2018, we entered into commitments with five new portfolio companies and one existing portfolio company totaling $63.2 million, funded sixteen debt investments for approximately $53.4 million in principal value, acquired warrant investments representing approximately $0.9 million of value and made an equity investment of $0.2 million. During the nine months ended September 30, 2018, we entered into commitments with twelve new portfolio companies and six existing portfolio companies totaling $318.6 million, funded thirty-five debt investments for approximately $144.2 million in principal value, acquired warrant investments representing approximately $2.8 million of value and made $1.0 million of equity investments.

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

During the three months ended September 30, 2018, we received $91.0 million of debt prepayments from four portfolio companies and one portfolio company repaid at maturity its outstanding growth capital loan of approximately $5.0 million. During the nine months ended September 30, 2018, we received $144.3 million of debt prepayments from six portfolio companies and one portfolio company repaid at maturity two of its outstanding growth capital loans of approximately $5.0 million each.

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

Total portfolio investment activity for the three and nine months ended September 30, 2018 and September 30, 2017 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Beginning portfolio at fair value	$398,405	$253,804	$372,103	$374,311
New debt investments	52,274	79,996	140,340	146,485
Scheduled principal payments from debt investments	(6,963)	(3,136)	(18,308)	(7,796)
Early principal payments, repayments and recoveries	(95,990)	(21,750)	(154,338)	(204,524)
Accretion of debt investment fees	2,012	775	7,821	637
Payment-in-kind coupon	662	611	1,951	1,501
New warrant investments	909	1,538	2,770	2,939
New equity investments	250	304	1,000	3,703
Proceeds and dispositions of investments	(1,182)	(1,417)	(4,553)	(1,491)
Net realized gains (losses)	942	1,044	1,723	(2,351)
Net unrealized gains (losses) on investments	(4)	(633)	806	(2,278)
Ending portfolio at fair value	$351,315	$311,136	$351,315	$311,136

As of September 30, 2018, our unfunded commitments to fifteen portfolio companies totaled approximately $242.4 million, of which $72.4 million is subject to milestones. As of December 31, 2017, our unfunded commitments to ten portfolio companies totaled approximately $100.1 million, of which $18.0 million is subject to milestones. During the three months ended September 30, 2018, $18.0 million in unfunded commitments expired or were terminated and approximately $52.9 million were funded (net of revolver repayments). During the nine months ended September 30, 2018, $58.0 million in unfunded commitments expired or were terminated and approximately $143.7 million were funded (net of revolver repayments).

The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (in thousands)	As of September 30, 2018	As of December 31, 2017
Dependent on milestones	$72,376	$18,000
Expiring during:
2018	26,376	87,097
2019	146,000	13,000
2020	70,000	—

Growth capital loans	242,376	98,376
Equipment leases and loans	—	1,721

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

The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrant investments received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of September 30, 2018 and December 31, 2017, the fair value for these unfunded commitments totaled approximately $1.9 million and $1.3 million, respectively, and was included in “other accrued expenses and liabilities” in our condensed consolidated statements of assets and liabilities.

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three and nine months ended September 30, 2018 and 2017.

Commitments and Fundings	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Debt Commitments
New portfolio companies	$62,500	$106,879	$242,623	$242,879
Existing portfolio companies	655	15,000	75,955	22,000
Total *	$63,155	$121,879	$318,578	$264,879

Funded Debt Investments	$53,373	$82,790	$144,154	$151,658

Equity Investments	$250	$303	$1,000	$3,703

Non-Binding Term Sheets	$204,250	$267,000	$562,267	$459,718

_______________

* Includes backlog of potential future commitments.

We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”).  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2018 and December 31, 2017, this backlog of potential future commitments totaled $10.0 million and $35.4 million, respectively.

Payables

On September 28, 2018, we acquired $20.0 million in face value of U.S. Treasury bills for settlement on October 2, 2018.  On December 29, 2017, we acquired $125.0 million in face value of U.S. Treasury bills which were sold on January 3, 2018. The Company purchased and sold U.S. Treasury bills in order to efficiently meet certain diversification and qualifying asset requirements.

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

As of September 30, 2018 and December 31, 2017, the weighted average investment ranking of our debt investment portfolio was 2.09 and 2.02, respectively. During the three months ended September 30, 2018, portfolio company credit category changes consisted of the following: two portfolio companies with a combined principal balance of $63.0 million were removed from Clear (1) due to prepayments; two portfolio companies with a combined principal balance of $20.0 million were upgraded from White (2) to Clear (1); two portfolio companies with a combined principal balance of $11.5 million were added to White (2) due to new fundings; one portfolio company with a principal balance of $8.0 million was removed from White (2) due to prepayment; and one portfolio company with a principal balance of $6.7 million was downgraded from White (2) to Yellow (3).

The following table shows the credit rankings for the portfolio companies that had outstanding obligations to us as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$39,512	12.2%	5
White (2)	224,566	69.4	12
Yellow (3)	50,330	15.5	3
Orange (4)	9,399	2.9	2
Red (5)	—	—	—
	$323,807	100.0%	22

	As of December 31, 2017
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$54,071	15.4%	3
White (2)	243,915	69.3	12
Yellow (3)	46,187	13.1	3
Orange (4)	7,879	2.2	1
Red (5)	—	—	—
	$352,052	100.0%	19

Results of Operations

Comparison of operating results for the three and nine months ended September 30, 2018 and September 30, 2017.

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

For the three months ended September 30, 2018, our net increase in net assets resulting from operations was approximately $10.9 million, which was comprised of approximately $10.0 million of net investment income and approximately $0.9 million of net realized and unrealized gains. On a per share basis for the three months ended September 30, 2018, net investment income was $0.46 per share and net increase in net assets from operations was $0.50 per share.

For the nine months ended September 30, 2018, our net increase in net assets resulting from operations was approximately $27.3 million, which was comprised of approximately $24.8 million of net investment income and approximately $2.5 million of net realized and unrealized gains. On a per share basis for the nine months ended September 30, 2018, net investment income was $1.30 per share and net increase in net assets from operations was $1.43 per share.

For the three months ended September 30, 2017, our net increase in net assets resulting from operations was approximately $3.7 million, which was comprised of approximately $4.4 million of net investment income and approximately $(0.7) million of net realized and unrealized losses. On a per share basis, net investment income was $0.27 per share and the net increase in net assets from operations was $0.23 per share.

For the nine months ended September 30, 2017, our net increase in net assets resulting from operations was approximately $15.4 million, which was comprised of approximately $21.1 million of net investment income and approximately $(5.7) million of net realized and unrealized losses. On a per share basis for the nine months ended September 30, 2017, net investment income was $1.32 per share and the net increase in net assets from operations was $0.96 per share.

Investment Income

Total investment income for the three months ended September 30, 2018 was approximately $17.7 million as compared to approximately $10.4 million for the three months ended September 30, 2017. Total investment income for the nine months ended September 30, 2018 was approximately $46.8 million as compared to approximately $40.4 million for the nine months ended September 30, 2017.

The increase in investment and other income for the three months period ended September 30, 2018 compared to the comparable period of 2017 was $7.3 million and primarily due to an increase in prepayments and other income as well as an increase in interest income due to a higher average portfolio balance between periods. The increase in investment and other income for the nine months period ended September 30, 2018 compared to the comparable period of 2017 was $6.4 million and primarily due to higher interest income from a higher average portfolio balance between periods.

For the three months ended September 30, 2018, we recognized approximately $0.7 million in other income consisting of approximately $0.1 million due to the termination or expiration of unfunded commitments and approximately $0.6 million from the realization of certain fees paid by portfolio companies and other income. For the three months ended September 30, 2017, we recognized approximately $0.1 million in other income primarily from the realization of certain fees paid by portfolio companies.

For the nine months ended September 30, 2018, we recognized approximately $1.9 million in other income consisting of approximately $0.5 million due to the termination or expiration of unfunded commitments and approximately $1.4 million from the realization of certain fees paid by portfolio companies and other income. For the nine months ended September 30, 2017, we recognized approximately $1.3 million in other income consisting of approximately $0.4 million due to the termination or expiration of unfunded commitments and approximately $0.9 million from the realization of certain fees paid by portfolio companies and other income.

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

Total operating expenses for the three months ended September 30, 2018 was approximately $7.7 million as compared to approximately $6.1 million for the three months ended September 30, 2017. Total operating expenses for the nine months ended September 30, 2018 was approximately $22.1 million as compared to approximately $19.3 million for the nine months ended September 30, 2017.

Base management fee totaled approximately $1.8 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $5.1 million and $4.8 million for the nine months ended September 30, 2018 and 2017, respectively. Base management fee for the three and nine months ended September 30, 2018, as compared to September 30, 2017, increased due to higher average assets between the periods.

Income incentive fee totaled approximately $2.5 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $6.2 million and $4.5 million for the nine months ended September 30, 2018 and 2017, respectively.

There was no capital gains incentive fee expense calculated for the three and nine months ended September 30, 2018 or 2017.

Interest and fees on our borrowings totaled approximately $2.1 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively, and $7.2 million and $6.9 million for the nine months ended September 30, 2018 and 2017. Interest and fee expense for the three months ended September 30, 2018, as compared to September 30, 2017, decreased primarily due to a lower weighted average principal balance outstanding due to the issuance of our 2022 Notes and the redemption of our 2020 Notes in July 2017. Interest and fee expense for the nine months ended September 30, 2018, as compared to September 30, 2017, increased primarily due to an increase in benchmark interest rates.

Administration agreement and general and administrative expenses totaled approximately $1.2 million and $1.1 million for the three months ended September 30, 2018 and 2017, respectively, and $3.6 million and $3.1 million for the nine months ended September 30, 2018 and 2017. The increase for the three and nine months ended September 30, 2018, as compared to September 30, 2017, was primarily due to higher overhead allocation costs and higher professional services costs.

Net Realized Gains and Losses and Net Unrealized Gains and Losses

Realized gains and losses are included as a component of net realized gains (losses) in the condensed consolidated statements of operations.

During the three months ended September 30, 2018, we recognized net realized gains on investments of approximately $0.9 million, consisting of gross realized gains of $1.0 million from warrant investments related to the acquisition of one portfolio company, offset by gross realized losses of $(0.1) million related to the write-off of warrant investments in one portfolio company. During the three months ended September 30, 2017, we recognized net realized gains on investments of approximately $1.0 million, which consisted of realized gains from the sale of equity in one portfolio company. During the same period, we elected to exercise our option to redeem, in full, our 6.75% Notes due 2020 (the "2020 Notes") at par plus accrued and unpaid interest which resulted in a realized loss on debt extinguishment of approximately $(1.1) million.

During the nine months ended September 30, 2018, we recognized net realized gains on investments of approximately $1.7 million, consisting of gross realized gains of $2.8 million, of which $1.7 million from warrant investments related to the acquisition of two portfolio companies and $1.1 million related to the sale of equity in one portfolio company, offset by gross realized losses of $(1.0) million from warrant and equity investments related to the acquisition of one portfolio company and $(0.1) million related to the write-off of one warrant investment. During the nine months ended September 30, 2017, we recognized net realized losses from the sale of investments of approximately $(2.4) million, consisting of gross realized gains of $1.0 million from the sale of equity in one portfolio company, offset by gross realized losses of $(3.4) million, of which $(2.8) million consisted of warrant and equity losses related to the acquisition of four portfolio companies and $(0.6) million related to the reversal of accrued loan modification fees in connection with the pay-off of one portfolio company. During the same period, we recognized a realized loss on debt extinguishment of approximately $(1.1) million in relation to the acceleration of unamortized fees on the redemption of our 2020 Notes.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations.

Net change in unrealized depreciation during the three months ended September 30, 2018 was approximately $(5) thousand, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $1.5 million into income or realized gains due to the disposition of three portfolio companies, offset by $1.5 million of net unrealized appreciation on the investment portfolio related to mark to market activity. Net change in unrealized depreciation during the three months ended September 30, 2017 was approximately $(0.6) million, which consisted of net unrealized depreciation of $(0.6) million and $(0.3) million related to equity and warrant investments, respectively, offset by net unrealized appreciation of $0.3 million from debt investments.

Net change in unrealized appreciation during the nine months ended September 30, 2018 was approximately $0.8 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $1.5 million into income or realized gains due to the disposition of seven portfolio companies, offset by $2.3 million of net unrealized appreciation on the investment portfolio related to mark to market activity. Net change in unrealized depreciation during the nine months ended September 30, 2017 was approximately $(2.3) million, which consisted of net unrealized depreciation of $(3.0) million and $(1.4) million related to debt investments and equity investments, respectively, offset by net unrealized appreciation of $2.1 million from warrant investments.

Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

The table below presents our statement of operations for the three and nine months ended September 30, 2018 and September 30, 2017.

Net Increase in Net Assets	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Investment and Other Income
Interest income from investments	$16,969	$10,310	$44,995	$39,061
Other income
Expirations / terminations of unfunded commitments	145	—	495	418
Other fees	564	109	1,359	926
Total Investment and Other Income	17,678	10,419	46,849	40,405

Operating Expenses
Base management fee	1,848	1,567	5,144	4,805
Income incentive fee	2,503	1,066	6,190	4,520
Capital gains incentive fee	—	—	—	—
Interest expense and amortization of fees	2,141	2,306	7,191	6,861
Administration agreement expenses	456	346	1,308	1,058
General and administrative expenses	720	767	2,259	2,044
Total Operating Expenses	7,668	6,052	22,092	19,288

Net investment income	10,010	4,367	24,757	21,117

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	904	1,044	1,685	(2,351)
Net change in unrealized gains (losses) on investments	(5)	(620)	805	(2,277)
Net realized loss on extinguishment of debt	—	(1,112)	—	(1,112)
Net realized and unrealized gains (losses)	899	(688)	2,490	(5,740)

Net Increase in Net Assets Resulting from Operations	$10,909	$3,679	$27,247	$15,377

Net investment income per share	$0.46	$0.27	$1.30	$1.32
Net increase in net assets per share	$0.50	$0.23	$1.43	$0.96
Weighted average shares of common stock outstanding	21,641	16,023	19,056	16,001
We believe an important measure of the investment income that we will be required to distribute each year is core net investment income, to the extent it is divergent from GAAP net investment income. Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fees on net unrealized gains. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. No capital gains incentive fee was earned or was payable during the three and nine months ended September 30, 2018 and September 30, 2017, respectively. Therefore, GAAP net investment income and core net investment income were the same during the respective periods.

Portfolio Yield and Total Return

Investment income includes interest income on our debt investments utilizing the effective yield method which includes cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three and nine months ended September 30, 2018, interest income totaled approximately $17.0 million and $45.0 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 19.3% and 16.8%, respectively. For the three and nine months ended September 30, 2017, interest income totaled approximately $10.3 million and $39.1 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 15.4% and 17.4%, respectively.

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

The yield on our portfolio, excluding the impact of prepayments, was approximately 14.0% and 13.5%, respectively, for the three months ended September 30, 2018 and September 30, 2017. The yield on our portfolio, excluding the impact of prepayments, was approximately 13.8% and 13.0%, respectively, for the nine months ended September 30, 2018 and September 30, 2017.

The following table provides the weighted average annualized portfolio yield on our portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrants received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments.

Returns on Net Asset Value and Total Assets	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Portfolio Yield (1)	2018	2017	2018	2017
Weighted average annualized portfolio yield on debt investments	19.3%	15.4%	16.8%	17.4%
Coupon income	10.7%	10.4%	10.7%	10.4%
Accretion of discount	1.1%	0.9%	1.0%	0.7%
Accretion of end-of-term payments	2.2%	2.2%	2.1%	1.9%
Impact of prepayments during the period	5.3%	1.9%	3.0%	4.4%

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

For the three and nine months ended September 30, 2018, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 4.0% and 12.1%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 12.5% and 17.1%, respectively. For the three and nine months ended September 30, 2017, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 1.9% and 7.7%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 3.6% and 23.6%, respectively.

The table below summarizes our return on average total assets and return on average NAV for the three and nine months ended September 30, 2018 and 2017.

Returns on Net Asset Value and Total Assets	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Net investment income	$10,010	$4,367	$24,757	$21,117
Net increase (decrease) in net assets	10,909	3,679	27,247	15,377

Average net asset value (1)	292,681	215,730	255,456	215,763
Average total assets (1)	410,505	334,042	401,979	355,576

Net investment income to average net asset value (2)	13.6%	8.0%	13.0%	13.1%
Net increase (decrease) in net assets to average net asset value (2)	14.8%	6.8%	14.3%	9.5%

Net investment income to average total assets (2)	9.7%	5.2%	8.2%	7.9%
Net increase (decrease) in net assets to average total assets (2)	10.5%	4.4%	9.1%	5.8%

______________

(1)	The average NAVs and the average total assets are computed based on daily balances. Total assets are gross assets before deducting total liabilities.
(2)	Percentage is presented on an annualized basis.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes are considered to be our critical accounting policies and estimates. These have been disclosed under “Significant Accounting Policies” in the notes to consolidated financial statements described in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 12, 2018. Changes to the policy are disclosed in our notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

During the nine months ended September 30, 2018, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $1.5 million and cash provided by financing activities was approximately $5.6 million due to net proceeds from the issuance of common stock of $94.6 million, offset by repayments under the Revolving Credit Facility for $67.0 million, approximately $20.8 million in distributions and $1.3 million in payments of Revolving Credit Facility costs, which are deferred and expensed over the term of the Revolving Credit Facility. As of September 30, 2018, cash, including restricted cash, was approximately $14.1 million.

During the nine months ended September 30, 2017, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $81.4 million and cash used by financing activities was approximately $88.4 million due to repayments under the Revolving Credit Facility for $89.5 million, $54.6 million due to the redemption of 2020 Notes, approximately $16.5 million in distributions and $72.2 million of net proceeds from the issuance of 2022 Notes. As of September 30, 2017, cash, including restricted cash, was approximately $8.5 million.

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

As of September 30, 2018, we had no outstanding borrowings under our Revolving Credit Facility. As of December 31, 2017, we had outstanding borrowings of $67.0 million under our Revolving Credit Facility, which is included in the condensed consolidated statements of assets and liabilities. We had $210.0 million and $133.0 million of remaining capacity on our Revolving Credit Facility as of September 30, 2018 and December 31, 2017, respectively.

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

The tables below provide a summary of when payments are due under our Revolving Credit Facility and the 2022 Notes as of September 30, 2018 and December 31, 2017.

Payments Due By Period	As of September 30, 2018
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$—	$—	$—	$—	$—
2022 Notes	74,750	—	—	74,750	—
Total	$74,750	$—	$—	$74,750	$—

Payments Due By Period	As of December 31, 2017
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Credit Facility	$67,000	$—	$67,000	$—	$—
2022 Notes	74,750	—	—	74,750	—
Total	$141,750	$—	$67,000	$74,750	$—

We are a party to certain delay draw credit agreements with our portfolio companies, which require us to make future advances at the companies’ discretion during a defined loan availability period. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. As of September 30, 2018 and December 31, 2017, our unfunded commitments totaled approximately $242.4 million to fifteen portfolio companies and $100.1 million to ten portfolio companies, respectively. See “-Investment Activity” above for additional information on our unfunded commitments.

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

As of September 30, 2018, we had a payable of approximately $20.0 million in face value due October 2, 2018, for the acquisition of U.S. Treasury bills. On October 4, 2018, we sold the U.S. Treasury bills and settled the payable in full. As of December 31, 2017, we had a payable of approximately $125.0 million in face value due January 3, 2018 for the acquisition of U.S. Treasury bills. On January 3, 2018, we sold the U.S. Treasury bills and settled the payable in full.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we received. As of September 30, 2018 and December 31, 2017, these outstanding obligations totaled approximately $4.8 million and $2.8 million, respectively.

Off-Balance Sheet Arrangements

Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2018 and December 31, 2017, our off-balance sheet arrangements consisted of approximately $242.4 million and $100.1 million, respectively, of unfunded commitments, of which $72.4 million and $18.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements with our portfolio companies contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company.

The table below provides our unfunded commitments by portfolio company as of September 30, 2018 and December 31, 2017.

Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	As of September 30, 2018	As of December 31, 2017
Eero, Inc.	—	5,000
FabFitFun, Inc.	10,000	10,000
Factual, Inc.	10,000	—
Fiverr International, Inc.	30,000	—
GoEuro Corp.	30,000	—
Grove Collaboration, Inc.	15,000	—
Hired, Inc.	10,000	—
Innovid, Inc.	3,000	3,000
MapR Technologies, Inc. (Equipment Lease)	—	1,721
OneSource Virtual, Inc.	10,000	—
Outfittery GMBH	2,376	2,376
Passport Labs, Inc.	25,000	—
PillPack, Inc.	—	30,000
Prodigy Finance Limited	6,000	—
Rent the Runway, Inc.	—	15,000
RetailNext, Inc.	—	3,000
Stance, Inc.	15,000	15,000
Tangible Play, Inc.	6,000	—
Toast, Inc.	60,000	—
Varsity Tutors LLC	—	15,000
WorldRemit Limited	10,000	—
Total	$242,376	$100,097

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

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	$0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	$0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	$0.36
Total cash distributions				$6.62

_______________

(1)Represents a special distribution.

(2)The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations) through March 31, 2014.

For the nine months ended September 30, 2018 and for the year ended December 31, 2017, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 96.7% and 97.1% of total distributions paid, respectively.

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

Recent Developments

Distributions

On October 31, 2018, we announced that our Board declared a $0.36 per share distribution, payable on December 14, 2018, to stockholders of record on November 30, 2018.

Recent Portfolio Activity

From October 1, 2018 through October 31, 2018, we funded $55.3 million in new investments and closed $65.0 million of additional debt commitments. TPC’s direct originations platform entered into $86.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

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

As of September 30, 2018, a majority of the debt investments (approximately 52.5% and approximately $173.2 million in principal balance) in our debt investment portfolio bore interest at floating rates, all of which have interest rate floors and some of them have interest rate caps for a limited period. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all of our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. Our Revolving Credit Facility bears interest at a floating rate. Our 2022 Notes bears interest at a fixed rate. As of September 30, 2018, we did not have any floating rate borrowings, so an increase in interest rates would currently benefit us as we would generate additional interest income in excess of the additional interest expense. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2018 condensed consolidated statement of assets and liabilities.

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$5,082	$—	$5,082
Up 200 basis points	$3,326	$—	$3,326
Up 100 basis points	$1,570	$—	$1,570
Up 50 basis points	$692	$—	$692
Down 25 basis points	$(625)	$—	$(625)

This analysis is indicative of the potential impact on our investment income as of September 30, 2018, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2018, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 12, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended September 30, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. As of September 30, 2018, we had no principal outstanding under our Revolving Credit Facility (the “Credit Facility”) and $74.8 million of principal outstanding on our 5.75% Notes due 2022 (the “2022 Notes”), before reducing the unamortized debt issuance costs. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and 2022 Notes and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the three months ended September 30, 2018, we issued 30,602 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended September 30, 2018 was approximately $0.4 million.

Private Placements

On August 13, 2018 and August 14, 2018, we issued an aggregate of 400,000 shares of our common stock through private placements with certain institutional investors at a price of $13.66 per share (the “Private Placements”). The Adviser made a per share supplemental payment of $0.04 to us in connection with the Private Placements. The Private Placements were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: October 31, 2018	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: October 31, 2018	By:	/s/ Andrew J. Olson
Andrew J. Olson, Chief Financial Officer (Principal Financial and Accounting Officer)