Form 10-K
period 2018-12-31
TriplePoint Venture Growth BDC Corp.
filed 2019-03-06
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2018 based on the closing price on that date of $12.43 on the New York Stock Exchange was $220.9 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 24,780,223 shares of the Registrant’s common stock outstanding as of March 5, 2019.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2019 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

TRIPLE POINT VENTURE GROWTH BDC CORP

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

PART I

Except as otherwise indicated in this annual report on Form 10-K, the terms:

•	“we,” “us” and “our” refer to TriplePoint Venture Growth BDC Corp., a Maryland corporation, and its wholly owned subsidiaries;
•	“Adviser” refers to TriplePoint Advisers LLC, a Delaware limited liability company, our investment adviser and a subsidiary of TPC;
•	“Administrator” refers to TriplePoint Administrator LLC, a Delaware limited liability company, our administrator and a subsidiary of our Adviser;
•	“TPC” and “TriplePoint Capital” refers to TriplePoint Capital LLC, a Delaware limited liability company; and
•	“Financing Subsidiary” refers to TPVG Variable Funding Company LLC, a Delaware limited liability company and our wholly owned subsidiary.
Item 1.	Business

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company, or “BDC,” under the Investment Company Act of 1940, as amended, or the “1940 Act.” We have also elected to be treated, and intend to qualify annually thereafter, as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code of 1986, as amended, or the “Code,” for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended, or the “JOBS Act.” We expect to remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the date of our initial public offering, or December 31, 2019. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

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

We originate and invest primarily in loans that have a secured collateral position and are generally used by venture growth stage companies to finance their continued expansion and growth, equipment financings and, on a select basis, revolving loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments. We underwrite our investments seeking an unlevered yield-to-maturity on our growth capital loans and equipment financings generally ranging from 10% to 18% and on our revolving loans generally ranging from 1% above the applicable prime rate to 10%, in each case, with potential for higher returns in the event we are able to exercise warrant investments and realize gains or sell our related equity investments at a profit. We also generally underwrite our secured loans seeking a loan-to-enterprise value of less than 25%.

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

We believe we are able to successfully structure these investments as a result of the strong value proposition our secured loans offer to both borrowers and their venture capital investors. Our secured loans provide venture growth stage companies with an opportunity to:

•	diversify their funding sources;
•	augment their existing capital base and extend operating capital;

•	scale business operations and accelerate growth;
•	fund expenses ahead of anticipated corresponding revenue;
•	expand product offerings through internal development or acquisitions;
•	lower the upfront costs of capital expenditures;
•	build and/or expand their leadership positions within their respective markets;
•	accelerate and/or smooth out the timing of cash collections; and
•	delay and/or postpone the need for their next round of equity financing,

in each case, extending their cash available to fund operations without incurring substantial equity dilution during a critical time in their lifecycle when they are meaningfully building enterprise value.

We commenced investment activities on March 5, 2014. In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on March 5, 2014, we acquired our initial portfolio. On March 11, 2014, we completed our initial public offering and received $141.6 million of net proceeds in connection with the initial public offering and concurrent private placement, net of the portion of the underwriting sales load and offering costs we paid. In 2015, we completed a follow-on public offering of our common stock raising approximately $95.9 million after offering costs. In October 2017, we sold in a private placement transaction 1,594,007 shares of our common stock to certain investment funds managed by the Alternative Investments & Manager Selection Group of Goldman Sachs Asset Management, L.P. and 73,855 shares of our common stock to certain of our executive officers, for total gross proceeds of approximately $22.6 million. In August 2018, we completed a public offering and a concurrent private placement offering of an aggregate 6,925,000 shares of our common stock, raising approximately $94.6 million after offering costs. Our shares are currently listed on the New York Stock Exchange (the “NYSE”) under the symbol “TPVG.”

In February 2014, we entered into a credit agreement with Deutsche Bank acting as administrative agent and a lender, and KeyBank National Association, TIAA Bank, and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). In January 2018 we amended and renewed the Credit Facility. Deutsche Bank AG, New York Branch serves as administrative agent and as a lender together with existing lenders KeyBank National Association and TIAA Bank, and new lender MUFG Union Bank, N.A, under the Credit Facility. The amendment and renewal, among other things, increased the total commitments to $210.0 million in aggregate, extended the revolving period from February 21, 2018 to February 21, 2020 and extended the maturity date from February 21, 2019 to August 21, 2021. In addition, the amended Credit Facility includes a reduction in the undrawn rate from 0.75% to 0.50% and a change in the applicable margin during the revolving period to 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, and 3.00% if utilization is less than 50%. Borrowings under the Credit Facility are subject to various covenants and the leverage restrictions contained in the 1940 Act.

On July 14, 2017, we completed a public offering of $65.0 million in aggregate principal amount of 5.75% Notes due 2022 (the "2022 Notes") and received net proceeds of approximately $62.8 million, after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, we issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of approximately $9.4 million, after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning October 15, 2017. The 2022 Notes are currently listed on the NYSE under the symbol “TPVY”. The 2022 Notes were issued in integral principal amount multiples of $25.

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

Our Adviser

Our investment activities are managed by our Adviser, which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and a wholly owned subsidiary of TPC. Our Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and performing due diligence on our investments and monitoring our investment portfolio on an ongoing basis. Our Adviser was organized in August 2013 and, pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), we pay our Adviser a base management fee and an incentive fee for its services. For information regarding our Adviser, see “Business—Management Agreements—Investment Advisory Agreement” and “Notes to Consolidated Financial Statements—Related Party Agreements and Transactions—Investment Advisory Agreement.”

Our Administrator

Our administrative functions are provided by our Administrator. Our Administrator is responsible for furnishing us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. In February 2014, we entered into an administration agreement with our Administrator, or the “Administration Agreement,” under which we pay our Administrator an amount equal to our allocable portion (subject to the review of our board of directors (the “Board”) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs associated with performing compliance and financial reporting functions. For information regarding our Administrator, see “Business—Management Agreements—Administration Agreement” and “Notes to Consolidated Financial Statements—Related Party Agreements and Transactions—Administration Agreement.”

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

•

References—We seek to make every venture capital investor, borrower and entrepreneur with whom we work a reference so that they not only work with us again but also encourage others to work with us. We believe that receiving referrals from TPC’s select group of leading venture capital investors, borrowers and entrepreneurs is a critical part of our investment origination process and differentiates us from other lenders.

•

Returns—We believe that by focusing on relationships, reputation and references, in addition to utilizing our specialized and established credit and monitoring process, we will generate attractive risk-adjusted returns over the long-term.

We invest primarily in (i) growth capital loans that have a secured collateral position and that are generally used by venture growth stage companies to finance their continued expansion and growth, (ii) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission-critical equipment, (iii) on a select basis, revolving loans that have a secured collateral position and that are typically used by venture growth stage companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or equivalent and (iv) direct equity investments in venture growth stage companies. We also generally underwrite our secured loans seeking a loan-to-enterprise value of less than 25%. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns.

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

For many venture capital-backed companies, we believe that the venture growth stage is generally the point in their lifecycle at which they begin operational and financial preparations for a liquidity event, such as an initial public offering or private sale. We believe these investments provide us with a stable, fixed-income revenue stream along with the potential for equity-related gains on a risk-adjusted basis. We invest opportunistically in venture capital-backed companies at other lifecycle stages of development when our Adviser’s senior investment team believes that they present an attractive investment opportunity for us.

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

Our Adviser seeks to invest in those subsectors where our Adviser sees opportunities for innovation, globalization, demand and other drivers of change which create significant business opportunities for venture growth stage companies with cutting edge or disruptive technology, differentiated value propositions and sustainable competitive advantages. As a result, we believe that companies in these subsectors are more likely to attract significant investment from venture capital investors, private equity firms or strategic partners and are a more attractive candidate for a liquidity event than a company in a non-high growth industry.

Offer Creative Financing Solutions with Attractive Risk-Adjusted Pricing

Debt financings for venture growth stage companies are extremely diverse with use of proceeds, repayment structures and value propositions varying considerably among different company types. Our debt financings are customized based on a host of factors, including our review, assessment and analysis of each company’s management team, business outlook, underlying technology, support from its venture capital investors, products or services, current and future financial profile, intended use of our proceeds and anticipated payback structure, timing of a liquidity event and return potential. The diversity of debt financing possibilities requires prospective lenders to demonstrate a high degree of venture lending and leasing expertise, technology, life sciences and other high growth industries knowledge and specialization, and willingness to provide customized products and flexibility. We believe the members of our Adviser’s senior investment team are uniquely situated given their extensive industry background, track record, knowledge and lending experience in the technology, life sciences and other high growth industries, as well as venture capital, private equity and credit, to analyze, structure and underwrite such debt financings. We believe that we have the ability to appropriately price the investment opportunities we originate based upon the debt structures we employ and the individual risk profiles of our borrowers to generate attractive risk-adjusted returns for us and our stockholders.

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

Utilize a Disciplined Investment Process

Our Adviser’s senior investment team leverages the more than 50 years of combined experience and expertise of James P. Labe and Sajal K. Srivastava, TPC’s co-founders, and the track record developed by them at TPC since its inception for reviewing prospective borrowers and potential financings, structuring those financings and subsequently monitoring those that are pursued and made, through which our Adviser’s senior investment team has succeeded in making profitable investments and minimizing credit losses. Additionally, we believe that the credit performance of our venture growth stage companies and the returns associated with lending to these companies are enhanced through our Adviser’s focus on originating investments primarily backed by TPC’s select group of leading venture capital investors and having an understanding of their outlook and/or support of our prospective and existing borrowers.

Employ Active Portfolio Management Processes

Our Adviser utilizes an extensive internal credit tracking and monitoring approach to regularly follow a borrower’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each borrower is appropriate. This process has been refined and validated by Messrs. Labe and Srivastava, and the track record developed by TPC since its inception and is based, in part, on its expertise, familiarity and deep understanding of the risk associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the outlook for the borrower’s industry segment, progress of product development, overall adherence to the business plan, financial condition, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure matters. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess the borrower’s progress and development and the venture capital investor’s outlook and/or level of support for our borrower and in conjunction with the Four Rs, our core investment philosophy, determines the appropriate course of action with respect to investments in borrowers on our Credit Watch List.

Investment Structure

We offer a full range of creative, flexible and customized secured financing products which may include a combination of an initial facility fee, interest and principal payments, end-of-term payments, warrant and/or equity investment rights. Although the general components for each type of our debt financing products are substantially the same, we select and customize the specific debt financing product on a case-by-case basis based on our Adviser’s senior investment team’s experience and their analysis of a prospective borrower, its financing needs and its intended use of the proceeds from our debt financing product. For example, the type of debt financing transaction, the total repayment period, the interest-only period, the amortization period, the collateral position, the warrant investment coverage and the overall yield-to-maturity may vary. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to their expertise and the revenue profile, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. Our debt financing products are typically structured as lines of credit, whereby a prospective borrower may be required to draw some of the commitment amount at close but may have up to 18 months from document execution to access the remaining available commitment amount of debt financing capital and, in many cases future advances may be subject to certain predetermined performance milestones and other conditions.

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

•

Unlevered yield-to-maturity generally ranging from 10% to 18%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a payment-in-kind (“PIK”) interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. A meaningful portion of the difference between our yield-to-maturity and the stated interest rate on the loan is recognized as non-cash income until it is paid;

•

Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;

•

Secured by a senior secured lien on all of the prospective borrower’s assets including a pledge or negative pledge on its intellectual property. For certain prospective borrowers we are the only form of secured debt (other than potentially specific equipment financing). Other prospective borrowers may also have a revolving loan, typically from a bank, to finance receivables, cash, billings, bookings or inventory, and the collateral for such financing may be the underlying financed asset, bank accounts and/or a senior lien having priority over our senior lien. In addition, there may be prospective borrowers that have a term loan facility, with or without an accompanying revolving loan, typically from a bank, that may have priority over our senior lien; and

•

Limited and/or flexible covenant structures and with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage, reimbursement for upfront and regular internal and third party expenses as well as prepayment penalties.

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

•

Unlevered yield-to-maturity generally ranging from 10% to 15%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;

•

Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;

•

Secured solely by the underlying equipment being financed. We expect that much of the equipment financed by us will consist of standard, off-the-shelf equipment, such as computers, electronic test and measurement, telecommunications, laboratory equipment, manufacturing or production equipment. In certain cases, a portion of an equipment financing may finance customized equipment, software and/or expenses or soft-costs which may not have any resale value; and

•

Limited and/or flexible covenant structures with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, reimbursement for upfront and regular internal and third party expenses as well as prepayment penalties.

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

•

Unlevered yield-to-maturity generally ranging from 1% above the applicable prime rate to 10%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;

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

Upon referral or contact, a prospective borrower is added to our Adviser’s client management system and assigned to one of our Adviser’s Originations professionals who becomes the prospective borrower’s primary contact with us. The Originations professional evaluates the prospective borrower in more depth to understand its debt financing needs and to determine whether or not it is qualified under our criteria. Upon initial screening, the Originations professional generally meets with the prospective borrower and performs a preliminary investigation of the prospective borrower’s management, operations and business outlook. The Originations professional generally consults with, and gathers information from, a wide variety of industry sources to assess the prospective borrower and its industry. In addition, the Originations professional may reach out to the prospective borrower’s venture capital investors to understand the background of their investment in the company, their outlook for the company, the company’s market and products, the company’s goals and objectives associated with the proposed debt financing and the venture capital investors level of support for the company. If the Originations professional is satisfied with the preliminary assessment of the prospective borrower’s management, operations and business prospects, the Originations professional submits an internal pre-screen memorandum of the proposed debt transaction to our Adviser’s senior investment team for discussion and review, as well as for pricing and structuring guidance. Each potential investment opportunity that our Adviser’s Originations professionals determine merits investment consideration is presented and evaluated at a weekly meeting in which our Adviser’s senior investment team discusses the merits and risks of a potential investment opportunity, as well as the due diligence process and the pricing and structure. If our Adviser’s senior investment team believes an investment opportunity fits our investment profile, the Originations professional submits a non-binding term sheet to the prospective borrower.

Diligence Process

Assuming the non-binding term sheet submitted to the prospective borrower is subsequently executed, the investment opportunity is then subject to our Adviser’s rigorous diligence and credit analysis process, which is based on its senior investment team’s extensive experience and tailored specifically for venture growth stage companies. This process differs notably from traditional lending analysis, combining both qualitative and quantitative analysis and assessment, versus traditional, purely quantitative credit analyses. There is a heavy orientation towards a qualitative and subjective investment-oriented review, taking into account such factors as:

•	venture capital investor quality, track record and expected level of participation in future financing events;
•	management team experience, completeness, performance to date, and ability to perform;
•	industry segment/market attractiveness and outlook, competitive dynamics, and growth potential;
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

Our Adviser’s diligence and credit analysis process typically includes on-site visits by one of our Adviser’s Investment and Credit Analysis professionals to a prospective borrower’s headquarters and other facilities, interviews with key management and board members and reference checks on senior management. In addition, the diligence process may include discussions with key industry research analysts, other industry participants, customers and suppliers, where appropriate. One of our Adviser’s professionals also reviews the prospective borrower’s organizational documents and structure, capital structure, assets, liabilities, employee plans, key customer or supplier contracts, legal and tax matters and other relevant legal documentation. The Investment and Credit Analysis professional submits a detailed credit and due diligence memorandum describing and analyzing the proposed transaction, as well as the outcome of the diligence and credit analysis activities. This memorandum is circulated to members of our Adviser’s Investment Committee in advance of its meetings.

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

Investment Monitoring and Portfolio Management

Our Adviser utilizes an extensive internal credit tracking and monitoring approach to regularly follow a borrower’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each borrower is appropriate. This process has been refined and validated by Messrs. Labe and Srivastava, and the track record developed by TPC since its inception and is based in part on its expertise and deep understanding of the risk associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the outlook for the borrower’s industry segment, progress of product development, overall adherence to the business plan, financial condition, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure matters. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess the borrower’s progress and development and the venture capital investor’s outlook and/or level of support for our borrower and in conjunction with the Four Rs, our core investment philosophy, determines the appropriate course of action with respect to investments in borrowers on our Credit Watch List.

Each of our borrowers is assigned a “Customer Team” consisting of staff from our Adviser’s Originations, Investment and Credit Analysis, Customer Monitoring and Legal teams. We believe having a dedicated Customer Team for each borrower further strengthens the relationship we have with the borrower, which is a key component of our Adviser’s strategy and affords our Adviser consistent and continuous interaction with our borrowers. A Customer Monitoring professional is assigned to all borrowers to ensure compliance with financial statement reporting, insurance filing and timely payment requirements. These professionals review the various financial statements, compliance reports and other documents received from our borrowers on a monthly or quarterly basis, as well as publicly filed financing statements, such as UCC financing statements and press releases, and enter them into our Adviser’s proprietary client-management platform for review by the rest of the Customer Team. In the event of a missed payment or if other credit issues arise, the Customer Monitoring professional contacts other members of the Customer Team to initiate escalation procedures.

On a weekly basis, our Adviser’s Investment Committee and our Adviser’s senior investment team review material events and information on our borrowers and discuss in detail those borrowers that are performing below expectations. On a quarterly basis, or more frequently as needed, our Originations and Investment and Credit Analysis professionals undertake an extensive re-evaluation of each borrower and prepare a portfolio update. Key topics that are reviewed include timing/status of the next equity financing round, cash balance and burn rate, financial and operational progress, and covenant adherence. All of these meetings are attended by each member of our Adviser’s Investment Committee, senior investment team and the Customer Team for the specific borrower being reviewed.

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

The following table shows the credit rankings for the portfolio companies that had outstanding obligations to us as of December 31, 2018.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. All new loans are initially graded White.	Contact portfolio company periodically in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.

Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.

Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.

	As of December 31, 2018
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$112,032	27.6%	7
White (2)	245,544	60.6	17
Yellow (3)	38,982	9.6	3
Orange (4)	6,789	1.7	1
Red (5)	2,000	0.5	1
	$405,347	100.0%	29

 As of December 31, 2018, the weighted average investment ranking of our debt investment portfolio was 1.87. During the year ended December 31, 2018, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: five portfolio companies with a combined principal balance of $102.5 million were upgraded from White (2) to Clear (1); one portfolio company with a principal balance of $34.0 million was upgraded from Yellow (3) to White (2); two portfolio companies with a combined principal balance of $26.7 million were downgraded from White (2) to Yellow (3); and one portfolio company with a principal balance of $2.9 million was downgraded from Yellow (3) to Red (5).

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

Payment of Our Expenses

All professionals of our Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by our Adviser and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

•	fees and expenses incurred in connection with obtaining debt financing including our credit facility;
•	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;

•	offerings of our common stock and other securities;
•	investment advisory and management fees;
•	administration fees, expenses and/or payments payable under the Administration Agreement;
•

fees payable to third parties, including agents, consultants and other advisors, relating to, or associated with, evaluating and making investments, including costs associated with meeting potential financial sponsors;

•	transfer and dividend paying agents and custodial fees and expenses;
•	federal and state registration fees;
•	all costs of registration of listing our securities with appropriate regulatory agencies;
•	all cost of listing our securities on any securities exchange;
•	U.S. federal, state and local taxes;
•	independent directors’ fees and expenses;
•	costs of preparing and filing reports or other documents required by the Securities and Exchange Commission (“SEC”) or other regulators;
•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•	costs associated with individual or groups of stockholders;
•	our allocable portion of any fidelity bond, directors and officers’ errors and omissions liability insurance, and any other insurance premiums;
•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•

and all other expenses incurred by us or our Administrator or our Adviser in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs.

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

Board Approval of the Investment Advisory Agreement

The Investment Advisory Agreement between us and our Adviser was initially approved by our Board at an in-person meeting in November 2013 and entered into in February 2014. Our Board most recently determined to re-approve the Investment Advisory Agreement at an in-person meeting held in October 2018. In reaching a decision to re-approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

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

•	the Adviser’s profitability in providing the service, and concluded that the Adviser’s profitability in providing the service are reasonable; and
•	the possibility of obtaining similar services from other third party service providers, and concluded that our current structure with the Adviser as our investment adviser was satisfactory.

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

Payments under the Administration Agreement are equal to an amount equal to our allocable portion (subject to the review of our Board) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, our Administrator is paid an additional amount based on the services provided, which shall not exceed the amount we receive from such companies for providing this assistance. The Administration Agreement between us and the Administrator was initially approved by our Board at an in-person meeting in November 2013 and was entered into in February 2014. Our Board most recently determined to re-approve the Administration Agreement at an in-person meeting held in October 2018. In connection with such approval the Board, including a majority of independent directors, reviewed the payments made by us to the Administrator to determine that the provisions of the Administrative Agreement are carried out satisfactorily and to determine, among other things, whether the payments made by us under the Administration Agreement are reasonable in light of the services provided. The Board also reviewed the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and the affiliates of TPC. The Board then assessed the reasonableness of such reimbursements for expenses allocated to us based on the nature and quality of the administrative services provided to us by the Administrator, our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, any existing and potential sources of indirect income to the Administrator from its relationship with us, information about the administrative services to be performed and the personnel performing such administrative services, the organizational capability of the Administrator, and the possibility of obtaining similar services from other third-party service providers.

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

Staffing Agreement

In February 2014, our Adviser entered into the Staffing Agreement with TPC (the “Staffing Agreement”). Pursuant to the Staffing Agreement, TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Messrs. Labe and Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Our Adviser is responsible for determining if we will participate in deal flow generated by TPC. Our Adviser takes advantage of the significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and hands-on portfolio management and investment monitoring capabilities of TPC’s senior investment team. The Staffing Agreement may be terminated by either party with 60 days’ prior written notice.

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

Our investment assets are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our Board. Our investments are primarily made to venture growth stage companies in technology, life sciences and other high growth industries. Given the nature of lending to these types of companies, our investments are generally considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investments to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith by our Board pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by our Adviser’s professionals that are responsible for the portfolio investment;
•	Preliminary valuation conclusions are then documented and discussed with our Adviser’s senior investment team and approved by the Adviser’s executive management team;
•

At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. However, our Board does not have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10% of our gross assets) independently reviewed, given the expenses involved in connection therewith;

•	The Valuation Committee of the Board then reviews these preliminary valuations and makes fair value recommendations to the Board; and
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

For the tax years ended December 31, 2014, 2015, 2017 and 2018, we were subject to a 4% U.S. excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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

Regulation

We are regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates and requires that a majority of the directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of a majority of our outstanding voting securities.

We do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. Under these current limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company or BDC, invest more than 5% of the value of our total assets in the securities of one registered investment company or BDC, or invest more than 10% of the value of our total assets in the securities of registered investment companies and BDC’s.

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

Senior Securities

The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On April 24, 2018, the Board unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of 1940 Act. In addition, on May 2, 2018, the Board recommended the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage requirements at a special meeting of stockholders held on June 21, 2018 (the “Special Meeting”). At the Special Meeting, our stockholders approved this proposal, and we became subject to the 150% minimum asset coverage ratio effective June 22, 2018. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance.

In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We consolidate our financial results with all of our wholly owned subsidiaries for financial reporting purposes and measure our compliance with the leverage test applicable to BDCs under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors—Risks Relating to our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

Codes of Ethics

We and our Adviser have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The joint code of ethics is available free of charge on our website at www.tpvg.com and on the EDGAR Database on the SEC’s website at http://www.sec.gov.

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

(1)

pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

(2)	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
(3)

pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

(4)

pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.

Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act and we have taken and will continue to be able to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company until the earliest of:

•	the last day of our fiscal year following the fifth anniversary of the date of our initial public offering, or December 31, 2019;
•	the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion;
•	the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and
•

the date on which we qualify as a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates equals $700 million or more as of the last business day of our most recently completed second fiscal quarter.

In addition, we have irrevocably opted-out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. As a result, we comply with new or revised accounting standards on the same time frames as other public companies that are not “emerging growth companies.”

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

Our annual reports on Form 10 K, quarterly reports on Form 10 Q, current reports on Form 8 K, and all amendments to those reports and other public filings are also available free of charge on the EDGAR Database on the SEC’s Web site at http://www.sec.gov.

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

The U.S. and global capital markets have in the past and may in the future experience periods of extreme volatility and disruption during economic downturns and recessions. Increases to budget deficits or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations, and risks resulting from any current or future debt crisis in Europe, the United States or elsewhere could have a detrimental impact on the global economy and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union, which is set to occur on March 29, 2019. Brexit has created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because of the election results in the U.K. in June 2017 and Prime Minister Theresa May’s decision in December 2018 to postpone a critical vote on Brexit, there is increased uncertainty on the timing of Brexit. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

The Republican Party currently controls the executive branch and the senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. For example, in March 2018, the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Our ability to achieve our investment objective depends on our Adviser’s ability to manage our business and to grow our investments and earnings. This depends on our Adviser’s ability to identify, invest in and monitor companies that meet our underwriting criteria. Furthermore, our Adviser may choose to slow or accelerate new business originations depending on market conditions, rate of investment of TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, and other market dynamics. The achievement of our investment objective on a cost-effective basis depends upon our Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Accomplishing this result on a cost-effective basis is largely a function of our Adviser’s origination capabilities, management of the investment process, ability to provide efficient services and access to financing sources on acceptable terms. Our Adviser’s senior investment team also has substantial responsibilities in connection with the management of TPC’s investment vehicles and business segments. We caution you that the principals of our Adviser may be called upon to provide and currently do provide significant managerial assistance to portfolio companies and other investment vehicles which are managed by the Adviser. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our financial condition, results of operations and cash flows.

We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively.

Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. One or more of our competitors may have or develop relationships with TPC’s select group of leading venture capital investors. We may also be limited in our ability to make an investment pursuant to the restrictions under the 1940 Act to the extent one or more of our affiliates has an existing investment with such obligor. Additionally, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to tax as a RIC.

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

In order to maintain our ability to be subject to tax as a RIC, we will be required to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders. As a result, these earnings will not be available to fund new investments. As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings.

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

For U.S. federal income tax purposes, in certain circumstances, we may be required to recognize taxable income prior to when we receive cash, such as the accrual of end-of-term payments, PIK, interest payments and/or OID. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. OID decreases our loan balance by an amount equal to the cost basis of the upfront warrant investment received and certain capitalized fees we receive in connection with our loan and is recognized by us as non-cash income over the life of the secured loan. Our secured loans generally include an end-of-term payment and/or PIK interest payment. Such payments, which could be significant relative to our overall investment activities are included in income before we receive any corresponding cash payment. We are also required to include in income certain other amounts that we will not receive in cash, including OID.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (i.e., the amount of debt may not exceed 66.7% of the value of our assets) of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

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

In addition, at our 2018 Annual Stockholders Meeting, our stockholders authorized our ability to issue options, warrants or rights to subscribe to, convert to, or purchase shares of our common stock, which may include convertible preferred stock and convertible debentures, under appropriate circumstances in connection with our capital raising and financing activities, subject to applicable restrictions under the 1940 Act (including, without limitation, that the number of shares issuable does not exceed 25% of our then outstanding common stock and that the exercise or conversion price thereof is not, at the date of issuance, less than the market value per share of our common stock). Such authorization has no expiration. We may also use newly issued shares to implement our dividend reinvestment plan, whether our shares are trading at a premium or at a discount to our then current net asset value per share. Any decision to issue or sell securities to subscribe for or convertible into shares of our common stock would be subject to the determination by our board of directors that such issuance or sale is in our and our stockholders’ best interests. If we issue warrants or securities to subscribe for or convertible into shares of our common stock, subject to certain limitations, the exercise or conversion price per share could be less than net asset value per share at the time of exercise or conversion (including through the operation of anti-dilution protections). Because we would incur expenses in connection with any issuance of such securities, such issuance could result in a dilution of the net asset value per share at the time of exercise or conversion. This dilution would include reduction in net asset value per share as a result of the proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest than the increase in our assets resulting from such issuance.

Recent legislation allows us to incur additional leverage, which could increase the risk of investing in the Company.

The SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. Under the SBCAA, we are allowed to reduce our asset coverage requirement to 150%, and thereby increase our leverage capacity, if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so.

On April 24, 2018, the Board unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of 1940 Act. In addition, on May 2, 2018, the Board recommended the submission of a proposal for stockholders to approve the application of the 150% minimum asset coverage requirements at the Special Meeting on June 21, 2018, at which our stockholders approved this proposal, and we became subject to the 150% minimum asset coverage ratio effective June 22, 2018. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance.

Incurring additional leverage could increase the risk of investing in the Company. The use of leverage may increase the likelihood of our defaulting on our obligations.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. We are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If we incur additional leverage, you will experience increased risks of investing in our common stock. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock or of securities convertible into our common stock or warrant investments representing rights to purchase our common stock or securities convertible into our common stock.

We finance certain of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.

We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. As of December 31, 2018, we had $23.0 million of principal outstanding under the Credit Facility and $74.8 million of principal outstanding on our 2022 Notes, before reducing the unamortized debt issuance costs. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and 2022 Notes and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings (other than potential leverage in future Small Business Investment Company, or “SBIC,” subsidiaries, should we receive an SBIC license(s), subject to exemptive relief) and any preferred stock that we may issue in the future, of at least 150%. Following the approval of our stockholders of the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, effective as of June 22, 2018, subject to our compliance with certain disclosure requirements, the reduced asset coverage requirement permits us to double the maximum amount of leverage that we were previously permitted to incur under the 1940 Act, which provides us with increased investment flexibility but also increases our risks related to leverage. If our asset coverage ratio declines below 150%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ depends on our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2018, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2018 (1)	(16.1)%	(9.4)%	(2.7)%	4.0%	8.0%

______________

(1)

The calculation assumes the Company had (i) $447.0 million in total assets (less T-bills), (ii) $120.5 million in average debt outstanding, (iii) $334.5 million in net assets, (v) and a weighted average cost of borrowings of 7.5%.

Based on our outstanding indebtedness of $97.8 million as of December 31, 2018, our investment portfolio would have been required to experience an annual return of at least 1.2% to cover annual interest payments on the outstanding debt.

As required by Section 18(a) and 61(a) of the 1940 Act, in connection with the issuance of certain senior securities, a provision must be made by us to prohibit the declaration of any dividend or distribution on the Company’s stock, other than of our stock, or the repurchase of any stock unless at the time of the dividend or distribution declaration or repurchase there is asset coverage (computed in accordance with Section 18(h) of the 1940 Act) of at least 150% on our senior securities after deducting the amount of the dividend or distribution.

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

In the event we default under the Credit Facility or the 2022 Notes or any future indebtedness or are unable to amend, repay or refinance any such future indebtedness on commercially reasonable terms, or at all, our business could be materially and adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility and the 2022 Notes or any future indebtedness, any of which would have a material adverse effect on our financial condition, results of operations and cash flows. In addition, following any such default, the administrative agent under the Credit Facility could assume control of the disposition of any or all of our assets or restrict our utilization of any indebtedness, including the selection of such assets to be disposed and the timing of such disposition, including decisions with respect to our warrant investments, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. Events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; (v) breach of; a key man clause relating to our Chief Executive Officer, Mr. James P. Labe, and our President and Chief Investment Officer, Mr. Sajal K. Srivastava; and (vi) our failure to maintain compliance with RIC provisions at all times.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of London Interbank Offered Rate (“LIBOR”) by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations

In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our secured loans. Accordingly, an increase in interest rates may result in an increase of our income and, as a result, an increase in the incentive fee payable to our Adviser.

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

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility. For these reasons, loss of our status as a BDC likely would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.

Most of our investments take the form of secured loans, warrant and direct equity investments that are not publicly traded. The fair value of loans and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820. This means that our valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of the fair value of our investments require significant management judgment or estimation. We retain the services of one or more independent third-party valuation firms to review the valuation of these loans and other investments. The valuation for each portfolio investment, including our Level 3 investments, is reviewed at least annually by an independent third-party valuation firm. However, the Board does not intend to have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10.0% of our gross assets) reviewed by an independent third-party valuation firm, given the expenses involved in connection therewith. The Board discusses valuations on a quarterly basis and determines, in good faith, the fair value of each investment in our portfolio based on the input of our Adviser, the independent third-party valuation firm and the Valuation Committee. The types of factors that our Board takes into account in determining the fair value of our investments generally include, as appropriate, such factors as yield, maturity and measures of credit quality, the enterprise value of the company, the nature and realizable value of any collateral, the company’s ability to make payments and its earnings and discounted cash flow, our assessment of the support of their venture capital investors, the markets in which the company does business, comparisons to similar publicly traded companies and other relevant factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and other investments existed. Our net asset value could be materially and adversely affected if our determinations regarding the fair value of our loans and other investments were materially higher than the values that we ultimately realize upon the disposal of such loans and other investments.

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

We incur significant costs as a result of being a public company.

        Public companies incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. Accordingly, we incur significant additional costs as a result of being a public company. These requirements may place a strain on our systems and resources. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors' and officers' liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

        We currently are, and expect to remain for so long as we satisfy the applicable standard under the JOBS Act, an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We expect to remain an emerging growth company until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering, or December 31, 2019, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, or (iv) the date on which we qualify as a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates equals $700 million or more as of the last business day of our most recently completed second fiscal quarter. We expect to cease to qualify as an emerging growth company upon the last day of our fiscal year following the fifth anniversary of the date of our initial public offering, or December 31, 2019; however, we currently remain eligible to comply with the less rigorous disclosure and other requirements applicable to emerging growth companies under the federal securities laws. In addition, we have chosen not to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. We cannot predict if investors will find shares of our common stock less attractive because we will rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We are obligated to maintain proper and effective internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the value of our common stock.

We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). We will not be required to comply with all of the requirements under Section 404 until the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal control over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal control over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act.

We have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal control over financial reporting. If we are not able to implement the applicable requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NYSE listing rules, and may result in a breach of the covenants under the agreements governing our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our common stock.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

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

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of "systemically important financial institutions" or "SIFIs" subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The Tax Cuts and Jobs Act makes changes to the Code, including significant changes to, among other things, the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change.  Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.  In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The U.S. ratified the Paris Agreement, which entered into force on November 4, 2016; however, on August 4, 2017, the United States submitted a communication to the United Nations regarding its intent to withdraw from the Paris Agreement and the earliest date for its complete withdrawal from the Paris Agreement is November 4, 2020. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation that could increase their operating costs and/or decrease their revenues.

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

The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control or the removal of our directors. We are subject to the Maryland Business Combination Act, or the “Business Combination Act,” the application of which is subject to and may not conflict with any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our directors who are not “interested persons” as such term is defined in the 1940 Act. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third-parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act, or the “Control Share Acquisition Act,” acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such an offer. However, we will not amend our bylaws to repeal the current exemption from the Control Share Acquisition Act without our Board determining that it would be in the best interests of our stockholders and without the Company first notifying the SEC staff of its intention. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Acquisition Act would, if implemented, violate Section 18(i) of the 1940 Act.

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

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, regulatory penalties, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

In the future, we may co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price. However, on March 28, 2018 we, TPC and our Adviser received an exemptive order (the “Exemptive Order”) from the SEC, which permits greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.

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

We underwrite our loans to generally include an end-of-term payment, a PIK interest payment and/or OID. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments which equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income or OID until they are paid. In addition, in connection with our equity related investments, we may be required to accrue OID which decreases the balance on our secured loans by an amount equal to the value of the warrant investment we receive in connection with the applicable secured loan over its lifetime. Under these types of investments, we accrue interest during the life of the loan on the end-of-term payment, PIK interest payment and/or OID but do not receive the cash income from the investment until the end of the term. However, our pre-incentive fee net investment income, which is used to calculate the income portion of our incentive fee, includes accrued interest. Thus, a portion of this incentive fee is based on income that we have not yet received in cash, such as an end-of-term payment, a PIK interest payment and/or OID.

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

Under the Investment Advisory Agreement, our Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of our Board in following or declining to follow our Adviser’s advice or recommendations. Under the Investment Advisory Agreement, our Adviser and its professionals and any person controlling or controlled by our Adviser are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that our Adviser owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify our Adviser and its professionals from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misfeasance, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

As of December 31, 2018, our unfunded obligations to twenty portfolio companies totaled approximately $294.3 million. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded or any future obligations will be drawn by the venture growth stage companies. Of these unfunded commitments, $87.5 million are dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to the portfolio company. Of the approximately $294.3 million of unfunded obligations, approximately $183.3 million expire during 2019 and $111.0 million expire during 2020, if not drawn prior to expiration. In addition, of the approximately $294.3 million of unfunded obligations, $294.3 million represent obligations for growth capital loans and approximately $0.0 million for equipment financing. We had $61.0 million of commitments to seven portfolio companies expire during the year ended December 31, 2018. We entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2018, this backlog of potential future commitments totaled $25.0 million.

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

In some circumstances, other creditors have claims having priority over our senior lien. Although for certain borrowers, we may be the only form of secured debt (other than potentially specific equipment financing), other borrowers may also have other senior secured debt, such as revolving loans and/or term loans, having priority over our senior lien. At the time of underwriting our loans, we generally only consider growth capital loans for prospective borrowers with sufficient collateral that covers the value of our loan as well as the revolving and/or term loans that may have priority over our senior lien; however, there may be instances in which we have incorrectly estimated the current or future potential value of the underlying collateral or the underlying collateral value has decreased, in which case our ability to recover our investment may be materially and adversely affected.

In addition, a substantial portion of the assets securing our investment may be in the form of intellectual property, inventory and equipment and, to a lesser extent, cash and accounts receivable. Intellectual property, if any, that is securing our loan could lose value if, among other things, the borrower’s rights to the intellectual property are challenged or if the borrower’s license to the intellectual property is revoked or expires. Inventory may not be adequate to secure our loan if our valuation of the inventory at the time that we made the loan was not accurate or if there is a reduction in the demand for the inventory.

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

We may suffer a loss if a portfolio company defaults on a loan, including the entire or partial loss of the accrued PIK interest, the end-of-term payment and/or OID, such as warrant investments and facility fees due to us. To the extent we invest in OID instruments, including PIK loans, zero coupon bonds, and debt securities with attached warrants, you will be exposed to certain risks associated with such investments.

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

To the extent the we invest in OID instruments, including PIK loans, zero coupon bonds, and debt securities with attached warrants, investors will be exposed to the risks associated with the inclusion of such non-cash income in taxable and accounting income prior to receipt of cash, including the following risks:

•	the interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;

•	the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments;

•	PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral;

•

an election to defer PIK interest payments by adding them to principal increases the our gross assets and, thus, increases future base management fees to the Adviser and, because interest payments will then be payable on a larger principal amount, the PIK election also increases the Adviser’s future income incentive fees at a compounding rate;

•	market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;

•	the deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan;

•	OID creates the risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized;

•

for U.S. federal income tax purposes, we will be required to make distributions of OID income to shareholders without receiving any cash and such distributions have to be paid from offering proceeds or the sale of assets without investors being given any notice of this fact; and

•

the required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of the our taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate level taxation.

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

We invest a portion of our capital in loans that have a secured collateral position. Our portfolio companies may have, or may be permitted to incur, other debt that is secured by and ranks equally with, or senior to, all or a portion of the collateral secured by the loans in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the loans in which we invest or are entitled to receive payment from the disposition of certain collateral or all collateral senior to us. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, a portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with loans in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the portfolio company.

The senior liens on the collateral secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by senior liens on the collateral generally control the liquidation of, and are entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation depends on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the senior liens after payment in full of all obligations secured by other liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by other liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

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

When we make a secured loan, we generally acquire warrant investments in the portfolio company. From time to time we may also acquire equity participation rights in connection with an investment which will allow us, at our option, to participate in current or future rounds of equity financing through direct capital investments in our portfolio companies. In addition, we may be required to accrue OID which decreases the balance on our secured loans by an amount equal to the value of the warrant investment we receive in connection with the applicable secured loan over its lifetime. To the extent we hold these equity related investments, we attempt to dispose of them and realize gains upon our disposition of them. However, the equity related investments we receive and make may not appreciate in value or may decline in value. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business or public offering, or if the portfolio company defaults under its outstanding indebtedness, which could materially decrease the value of, or prevent us from being able to sell, the underlying equity related investment. As a result, we may not be able to realize gains from our equity related investments and any gains that we do realize on the disposition of any equity related investment may not be sufficient to offset any other losses or OID we experience or accrue.

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

Our investment strategy contemplates making secured loans to companies with foreign operations. As of December 31, 2018, 26.7% of our portfolio consisted of companies not domiciled in the United States as they did not have their principal place of business in the United States. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies or U.S. companies with no foreign operations. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations in our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies or U.S. companies with no foreign operations.

We may expose ourselves to risks resulting from our use of interest rate hedging transactions.

As of December 31, 2018, 58.5% of our portfolio had a floating interest rate indexed to the prime rate. The remaining 41.5% of our portfolio had a fixed interest rate. Our Credit Facility bears interest at a floating rate indexed to LIBOR. We may utilize instruments such as interest rate swaps, caps, collars and/or floors to seek to hedge against fluctuations in the relative values of our fixed-rate portfolio positions and/or to hedge against the impact on our net investment income from changes in market interest rates. When we engage in interest rate hedging transactions, we may expose ourselves to risks associated with such transactions. We believe that any hedging transactions that we enter into in the future will not be considered “qualifying assets” under the 1940 Act, which may limit our hedging strategy more than other companies that are not subject to the 1940 Act.

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

Item 3.Legal Proceedings

Neither we nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our business. We and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock, Holders and Distributions

Our common stock is traded on the NYSE under the symbol “TPVG.”

On March 5, 2019, we had 25 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.

Distributions

It is our intention to distribute all or substantially all of our taxable income earned over the course of the year. During the year ended December 31, 2018, we recorded approximately $155,000 for federal excise tax in our consolidated statements of operations. For the year ended December 31, 2018, total distributions of $1.54 per share were declared and paid. On March 1, 2019, our Board declared a first quarter 2019 dividend of $0.36 per share payable on March 29, 2019, to stockholders of record on March 20, 2019. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For purposes of issuing and publishing the Rule 19a-1 notice required under the 1940 Act, we will calculate both our current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constituted a return of capital to our stockholders. While such distributions are not taxable, they reduce a stockholder’s basis in his, her, or its shares of common stock, which may result in the stockholder recognizing more taxable capital gains, or a lower capital loss, when the shares of common stock are eventually sold.

We have elected to be treated, and intend to qualify annually, as a RIC under the Code, beginning with our taxable year ended December 31, 2014. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2014, 2015, 2017 and 2018, we were subject to a 4% U.S. excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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

The following table summarizes our cash distributions per share that have been authorized by our board of directors since our initial public offering. From March 5, 2014 (commencement of operations) to December 31, 2015 and during the year ended December 31, 2018, these distributions represent ordinary income as our earnings exceed distributions. Approximately $1.20 per share of the distributions during the year ended December 31, 2016 represent a return of capital.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	$0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	$0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	$0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	$0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	$0.10	(2)
Total cash distributions				$7.08

_______________

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.

(2)	Represents a special distribution.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock from March 6, 2014 (the first day of trading following our initial public offering) to December 31, 2018 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 6, 2014, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph also assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year. The stock price performance included in this graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS

For the Period from March 5, 2014 (TPVG’s IPO) to December 31, 2018

Our IPO was priced at $15.00 per share and the chart is based on what our stock price was at the end of the first trading day, which was $15.65 per share.

Sales of Unregistered Securities

During the year ended December 31, 2018 we issued 125,000 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the year ended December 31, 2018 was approximately $1.5 million.

In addition, on August 9, 2018, we completed a private placement transaction in which we sold an aggregate of 400,000 shares of our common stock to certain to certain managed investment vehicles of Colony Capital, Inc. and certain accounts managed by Goldman Sachs Asset Management, L.P. (collectively, the “August 2018 Private Placement”). The August 2018 Private Placement was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the fourth quarter or the fiscal year ended December 31, 2018.

Item 6.	Selected Financial Data

The following selected financial and other data for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, and the period from our commencement of operations to December 31, 2014, respectively, has been derived from our audited financial statements. This data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. Historical data is not necessarily indicative of results to be expected for any future period.

Selected Consolidated Financial Data (in thousands, except per share data)	For the Year Ended December 31, 2018 or as of December 31, 2018	For the Year Ended December 31, 2017 or as of December 31, 2017	For the Year Ended December 31, 2016 or as of December 31, 2016	For the Year Ended December 31, 2015 or as of December 31, 2015	For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014 or as of December 31, 2014
Statement of Operations Data:
Total investment and other income	$64,648	$51,510	$43,635	$42,086	$25,346
Base management fee	6,868	6,268	5,525	5,428	2,723
Income and capital gains incentive fee	8,747	5,614	2,775	4,064	2,865
Interest expense and amortization of fees	9,080	9,061	7,859	6,285	3,897
All other operating expenses	4,964	4,301	4,465	4,350	3,053
Net investment income	34,989	26,266	23,011	21,959	12,808
Net realized gains (losses)	1,668	(1,276)	(20,718)	(317)	—
Net change in unrealized gains (losses) on investments	(95)	(5,763)	8,833	(6,121)	1,483
Net increase in net assets resulting from operations	$36,562	$19,227	$11,126	$15,521	$14,291
Share Data:
Net investment income per share	$1.71	$1.61	$1.42	$1.46	$1.30
Net realized gains (losses) per share	$0.08	$(0.01)	$(1.28)	$(0.02)	$—
Net change in unrealized gains (losses) per share	$(0.01)	$(0.35)	$0.55	$(0.40)	$0.15
Net realized loss on extinguishment of debt per share	$—	$0.07	$—	$—	$—
Net increase in net assets per share	$1.78	$1.18	$0.69	$1.03	$1.45
Distributions per share	$1.54	$1.44	$1.44	$1.44	$1.22
Basic and diluted weighted average shares of common stock outstanding	20,488	16,324	16,160	15,041	9,870
Common stock outstanding at period end	24,780	17,730	15,981	16,302	9,924
Balance Sheet Data at Period End:
Investments at fair value	$433,417	$372,103	$374,311	$271,717	$257,971
Short-term investments at fair value	19,999	124,909	39,990	69,995	49,995
Cash and restricted cash	9,949	10,006	15,478	38,479	14,939
Other assets	3,689	3,266	4,443	2,132	3,424
Total assets	467,054	510,284	434,222	382,323	326,329
Revolving Credit Facility	23,000	67,000	115,000	18,000	118,000
2020 Notes, net	—	—	53,288	52,910	—
2022 Notes, net	72,943	72,433	—	—	—
Payable for U.S. Treasury bill assets	19,999	124,909	39,990	69,998	49,998
Other liabilities	16,581	10,997	10,081	9,769	13,352
Total liabilities	132,523	275,339	218,359	150,677	181,350
Net assets	$334,531	$234,945	$215,863	$231,646	$144,979
Other Data:
Number of portfolio companies	57	42	33	34	27
Weighted average portfolio yield on debt investments during period	17.1%	16.4%	14.4%	17.0%	15.4%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this annual report on Form 10-K. Except as otherwise specified, references to “the Company”, “we”, “us”, and “our” refer to TriplePoint Venture Growth BDC Corp. and its subsidiaries.

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this annual report on Form 10-K include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our relationships with third parties, including venture capital investors;
•	the impact and timing of our unfunded commitments;
•	the expected market for venture capital investments;
•	the performance of our existing portfolio and other investments we may make in the future;
•	the impact of investments that we expect to make;
•	actual and potential conflicts of interest with TPC and TriplePoint Advisers LLC’s (“Adviser”) and its senior investment team and Investment Committee;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the ability of our Adviser to attract, retain and have access to highly talented professionals, including our Adviser’s senior management team;
•	our ability to qualify and maintain our qualification as a RIC and as a BDC;
•	the adequacy of our cash resources and working capital; and
•	the timing of cash flows, if any, from the operations of our portfolio companies.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly given that we use leverage as part of our investment strategy;
•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” in this annual report on Form 10-K under Part 1A and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, borrowing costs and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described in “Risk Factors” in this annual report on Form 10-K under Part 1A. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K.

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

Borrowings

In February 2014, we entered into a credit agreement with Deutsche Bank AG acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). In August 2014, we amended the Credit Facility to increase the total commitments to $200.0 million in aggregate. Effective as of a January 2016 amendment to the Credit Facility, borrowings under the Credit Facility bore interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 3.0% during the Credit Facility’s revolving period.

In January 2018 we amended and renewed the Credit Facility. MUFG Union Bank, N.A, replaced AloStar Bank of Commerce as a lender, under the amended Credit Facility. The amendment and renewal, among other things, increased the total commitment to $210.0 million in aggregate, extended the revolving period from February 21, 2018 to February 21, 2020, and extended the maturity date from February 21, 2019 to August 21, 2021. In addition, the amended Credit Facility includes a reduction in the undrawn rate from 0.75% to 0.50% and a change in the applicable margin during the revolving period to 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, and 3.00% if utilization is less than 50%. Borrowings under the Credit Facility are subject to various covenants and the leverage restrictions contained in the 1940 Act.

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

Portfolio Composition, Investment Activity and Asset Quality

Portfolio Composition

We originate and invest primarily in venture growth stage companies. Companies at the venture growth stage have distinct characteristics differentiating them from venture capital-backed companies at other stages in their development lifecycle. We invest primarily in (i) growth capital loans that have a secured collateral position and that are generally used by venture growth stage companies to finance their continued expansion and growth, (ii) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission-critical equipment, (iii) on a select basis, revolving loans that have a secured collateral position and that are typically used by venture growth stage companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or the equivalent and (iv) direct equity investments in venture growth stage companies. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns.

As of December 31, 2018, we had 144 investments in 57 companies. Our investments included 82 debt investments, 48 warrant investments, and 14 direct equity and related investments. As of December 31, 2018, the total cost and fair value of these investments were approximately $435.1 million and approximately $433.4 million, respectively. As of December 31, 2018, one of our portfolio companies was publicly traded. As of December 31, 2018, the 82 debt investments had an aggregate fair value of approximately $405.3 million and a weighted average loan to enterprise value ratio at the time of underwriting of approximately 8.9%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.

As of December 31, 2017, we held 106 investments in 42 companies. Our investments included 63 debt investments, 29 warrant investments, and seven direct equity and related investments. As of December 31, 2017, the total cost and fair value of these investments were approximately $373.7 million and approximately $372.1 million, respectively. As of December 31, 2017, one of our portfolio companies was publicly traded. As of December 31, 2017, the 60 debt investments with an aggregate fair value of approximately $352.1 million had a weighted average loan to enterprise value ratio at the time of underwriting of approximately 7.4%.

The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of December 31, 2018 and December 31, 2017.

	As of December 31, 2018
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$414,256	$405,347	$(8,909)	82	29
Warrant investments	12,287	17,514	5,227	48	48
Equity investments	8,541	10,556	2,015	14	12
Total Investments in Portfolio Companies	$435,084	$433,417	$(1,667)	144	57	*

	As of December 31, 2017
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$355,456	$352,052	$(3,404)	60	19
Warrant investments	9,074	11,062	1,988	32	32
Equity investments	9,139	8,989	(150)	14	11
Total Investments in Portfolio Companies	$373,669	$372,103	$(1,566)	106	42	*

______________

*	Represents non-duplicative number of companies.

The following tables present the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2018 and December 31, 2017.

	As of December 31, 2018
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$113,162	26.1%
Financial Institution and Services	80,291	18.5
Building Materials/Construction Machinery	37,464	8.6
Network Systems Management Software	30,835	7.1
E-Commerce - Clothing and Accessories	30,459	7.0
Entertainment	26,077	6.0
Real Estate Services	19,828	4.6
Wireless Communications Equipment	19,291	4.5
E-Commerce - Personal Goods	16,133	3.7
Biofuels / Biomass	14,213	3.3
General Media and Content	13,063	3.0
Consumer Retail	10,927	2.5
Consumer Products and Services	9,939	2.3
Educational/Training Software	2,099	0.5
Shopping Facilitators	2,000	0.5
Restaurant / Food Service	2,000	0.5
Database Software	1,996	0.5
Communications Software	1,060	0.2
Household & Office Goods	992	0.2
Travel & Leisure	627	0.1
Security Services	236	0.1
Conferencing Equipment / Services	203	0.1
Business to Business Marketplace	160	0.1
Food & Drug	129	*
Advertising / Marketing	104	*
Medical Software and Information Services	74	*
Human Resources/Recruitment	55	*
Total portfolio company investments	$433,417	100.0%

______________

*	Amount represents less than 0.05% of the total portfolio investments.

	As of December 31, 2017
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Financial Institution and Services	$71,812	19.3%
Business Applications Software	51,915	14.0
Security Products	50,232	13.5
E-Commerce - Clothing and Accessories	43,824	11.8
Building Materials/Construction Machinery	40,366	10.8
Network Systems Management Software	30,021	8.1
Wireless Communications Equipment	16,768	4.5
Security Services	13,973	3.8
Biofuels / Biomass	13,878	3.7
Business to Business Marketplace	7,947	2.1
Entertainment	7,879	2.1
Database Software	6,952	1.9
Food & Drug	5,038	1.4
Restaurant / Food Service	2,686	0.7
Communications Software	1,993	0.5
E-Commerce - Personal Goods	1,613	0.4
General Media and Content	1,362	0.4
Household & Office Goods	1,022	0.3
Software Development Tools	1,020	0.3
Conferencing Equipment / Services	639	0.2
Travel & Arrangements/ Tourism	300	0.1
Travel & Leisure	253	0.1
Shopping Facilitators	250	*
Educational/Training Software	180	*
Advertising / Marketing	106	*
Medical Software and Information Services	74	*
Total portfolio company investments	$372,103	100.0%

______________

*	Amount represents less than 0.05% of the total portfolio investments.

The following tables present the financing product type of our debt investments as of December 31, 2018 and December 31, 2017.

	As of December 31, 2018
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$356,861	88.0%
Equipment loans	38,265	9.4
Revolver loans	6,354	1.6
Equipment leases	3,867	1.0
Total debt investments	$405,347	100.0%

	As of December 31, 2017
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$299,305	85.0%
Equipment leases	9,694	2.8
Equipment loans	41,886	11.9
Convertible notes	1,167	0.3
Total debt investments	$352,052	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent approximately 14.0% and 22.5% of our debt investments at fair value as of December 31, 2018 and December 31, 2017, respectively.

Investment Activity

During the year ended December 31, 2018, we entered into thirty new debt commitments with twenty new portfolio companies and eight existing portfolio companies totaling $508.4 million, funded forty-six debt investments for approximately $263.9 million in principal value, acquired warrant investments representing approximately $4.7 million of value, and made three equity and related investments of approximately $1.0 million and sold equity in one portfolio company for $2.1 million.

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

During the year ended December 31, 2018, one portfolio company repaid three of its outstanding growth capital loans at maturity in the amount of approximately $15.0 million, six portfolio companies prepaid prior to maturity all of their outstanding loans of approximately $150.7 million and one portfolio company prepaid prior to maturity two of their outstanding growth capital loans of approximately of $20.0 million.

During the year ended December 31, 2017, one portfolio company repaid its outstanding growth capital loans at maturity in the amount of approximately $22.5 million, eight portfolio companies prepaid prior to maturity all of their outstanding growth capital loans of approximately $193.1 million, one portfolio company prepaid one of its equipment leases of approximately $0.6 million and one portfolio company made a partial principal prepayment of $1.8 million.

Total portfolio investment activity for the years ended December 31, 2018 and December 31, 2017 was as follows:

	For the Year Ended December 31,
(in thousands)	2018	2017
Beginning portfolio at fair value	$372,103	$374,311
New debt investments, net (1)	257,850	224,381
Scheduled principal payments from debt investments	(25,567)	(11,995)
Early principal payments, repayments and recoveries	(185,735)	(218,011)
Accretion of debt investment fees	9,444	2,962
Payment-in-kind coupon	2,808	2,124
New warrant investments	4,669	3,847
New equity investments	1,000	5,003
Proceeds and dispositions of investments	(4,775)	(4,596)
Net realized gains (losses)	1,715	(162)
Net unrealized gains (losses) on investments	(95)	(5,761)
Ending portfolio at fair value	$433,417	$372,103

_____________

(1)	Debt balance is net of fees and discounts applied to the loan at origination.

As of December 31, 2018, our unfunded commitments to twenty companies totaled approximately $294.3 million. During the year ended December 31, 2018, $61.0 million in unfunded commitments expired or were terminated.

As of December 31, 2017, our unfunded commitments to ten companies totaled approximately $100.1 million. During the year ended December 31, 2017, $120.0 million in unfunded commitments expired or were terminated.

The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (in thousands)	As of December 31, 2018	As of December 31, 2017
Dependent on milestones	$87,500	$18,000
Expiring during:
2018	—	87,097
2019	183,306	13,000
2020	111,000	—

Growth capital loans	294,306	98,376
Equipment leases and loans	—	1,721

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

The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrant investments received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of December 31, 2018 and December 31, 2017, the fair value for these unfunded commitments totaled approximately $2.5 million and $1.3 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.

Our level of investment activity can vary substantially from period to period as our Adviser chooses to slow or accelerate new business originations depending on market conditions, rate of investment of TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, our funding capacity (including availability under the Credit Facility and our ability or inability to raise equity or debt capital), and other market dynamics.

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the years ended December 31, 2018 and December 31, 2017.

Commitments and Fundings	For the Year Ended December 31,
(in thousands)	2018	2017
Debt Commitments
New portfolio companies	$380,873	$307,879
Existing portfolio companies	127,505	22,000
Total *	$508,378	$329,879

Funded Debt Investments	$263,941	$231,758

Equity Investments	$1,000	$5,003

Non-Binding Term Sheets	$885,267	$514,718

_______________

* Includes backlog of potential future commitments.

We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”).  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2018 and December 31, 2017, this backlog of potential future commitments totaled $25.0 million and $35.4 million, respectively.

Payables

On December 31, 2018, we acquired $20.0 million in U.S. Treasury bills which we subsequently sold on January 3, 2019. On  December 31, 2017, we acquired $125.0 million in U.S. Treasury bills which we subsequently sold on January 3, 2018. The purchase and sale of U.S. Treasury bills were done to efficiently meet certain RIC diversification tests.

Asset Quality

Consistent with TPC’s existing policies, our Adviser maintains a credit watch list which places borrowers into five risk categories based on our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. All new loans are initially graded White.	Contact portfolio company periodically in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.

Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.

Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.

As of December 31, 2018, the weighted average investment ranking of our debt investment portfolio was 1.87. During the year ended December 31, 2018, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: five portfolio companies with a combined principal balance of $102.5 million were upgraded from White (2) to Clear (1); one portfolio company with a principal balance of $34.0 million was upgraded from Yellow (3) to White (2); two portfolio companies with a combined principal balance of $26.7 million were downgraded from White (2) to Yellow (3); and one portfolio company with a principal balance of $2.9 million was downgraded from Yellow (3) to Red (5).

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

The following tables show the credit rankings for the portfolio companies that had outstanding obligations to us as of December 31, 2018 and December 31, 2017.

	As of December 31, 2018
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$112,032	27.6%	7
White (2)	245,544	60.6	17
Yellow (3)	38,982	9.6	3
Orange (4)	6,789	1.7	1
Red (5)	2,000	0.5	1
	$405,347	100.0%	29

	As of December 31, 2017
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$54,071	15.4%	3
White (2)	243,915	69.3	12
Yellow (3)	46,187	13.1	3
Orange (4)	7,879	2.2	1
Red (5)	—	—	—
	$352,052	100.0%	19

Results of Operations

Comparison of operating results for the years ended December 31, 2018, December 31, 2017 and December 31, 2016

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

For the year ended December 31, 2018, our net increase in net assets resulting from operations was approximately $36.6 million, which was comprised of approximately $35.0 million of net investment income and approximately $1.6 million of net realized and unrealized gains. On a per share basis for the year ended December 31, 2018, net investment income was $1.71 per share and the net increase in net assets from operations was $1.78 per share.

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

Investment Income

Total investment income for the year ended December 31, 2018 was approximately $64.6 million as compared to approximately $51.5 million and $43.6 million for the years ended December 31, 2017 and December 31, 2016, respectively. The increase in total investment income for the year ended December 31, 2018 compared to the comparable period of 2017 is primarily due to higher weighted average principal outstanding on our debt investments and an increase in the acceleration of unamortized fees and other income due to prepayment activity. The increase in investment and other income for the year ended December 31, 2017 compared to the comparable period of 2016 is primarily related to the acceleration of unamortized fees and other income due to higher prepayment activity between periods.

For the year ended December 31, 2018, we recognized approximately $2.0 million in other income consisting of approximately $0.5 million from the termination or expiration of unfunded commitments and approximately $1.5 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity. For the year ended December 31, 2017, we recognized approximately $1.5 million in other income consisting of approximately $0.5 million due to the termination or expiration of unfunded commitments and approximately $1.0 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity. For the year ended December 31, 2016, we recognized approximately $1.9 million in other income consisting of approximately $1.7 million due to the termination or expiration of unfunded commitments and approximately $0.2 million from the realization of certain fees paid by portfolio companies and other income.

Operating Expenses

Total operating expenses consist of base management fee, income incentive fee, capital gains incentive fee, interest expense and amortization of fees, administration agreement expenses, and general and administrative expenses and is summarized in the statement of operations. In determining the base management fee, our Adviser has agreed to exclude the U.S. Treasury bill assets acquired at the end of the applicable quarters in 2018, 2017 and 2016 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will decrease over time as our portfolio and capital base expand. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. Capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expense will increase as we utilize more of the Credit Facility, and we expect expenses under the administration agreement and general and administrative expenses will increase to meet the additional requirements associated with servicing a larger portfolio.

Total operating expenses for the year ended December 31, 2018 were approximately $29.7 million as compared to approximately $25.2 million for the year ended December 31, 2017 and approximately $20.6 million for the year ended December 31, 2016.

Base management fee totaled approximately $6.9 million, $6.3 million, and $5.5 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Base management fee for the year ended December 31, 2018, as compared to December 31, 2017, increased primarily due to an increase in the average size of our portfolio between periods. Base management fee for the year ended December 31, 2017, as compared to December 31, 2016, increased primarily due to an increase in the average size of our portfolio.

Income incentive fee totaled approximately $8.7 million, $5.6 million, and $2.8 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. The increase in income based fees for the year ended December 31, 2018 from the comparable period in 2017 was primarily due to higher income on our investment portfolio driven by the recognition of greater fees from prepayment activity between periods. The increase in income based fees for the year ended December 31, 2017 from the comparable period in 2016 was primarily due to higher investment income from our investment portfolio driven by higher prepayment activity between periods.

There was no capital gains incentive fee expense calculated for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

Interest and fees on our borrowings totaled approximately $9.1 million, $9.1 million and $7.9 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Interest and fee expense for the year ended December 31, 2018, as compared to December 31, 2017, remained flat due to a lower weighted average outstanding principal balance on borrowings offset by an increase in benchmark interest rates. Interest and fee expense for the year ended December 31, 2017, as compared to December 31, 2016, increased due to a higher weighted average principal balance outstanding between periods related to the issuance of our 2022 Notes, increased use of our Credit Facility, offset by the redemption of our 6.75% Notes due 2020 (“2020 Notes”) during the year. The increase in weighted average debt outstanding was consistent with the increase in portfolio funding activity.

Administration agreement and general and administrative expenses totaled approximately $5.0 million, $4.3 million and $4.5 million for the years ended December 31, 2018, December 31, 2017 and December 31, 2016. The increase for the year ended December 31, 2017, as compared to December 31, 2016 was primarily due to higher overhead allocation between periods and increased use of professional services. The decrease for the year ended December 31, 2017, as compared to December 31, 2016 was primarily due to lower overhead allocation between periods.

Net Realized Gains and Losses and Net Unrealized Gains and Losses

During the year ended December 31, 2018, we recognized net realized gains from the sale of investments of approximately $1.7 million, consisting of gross realized gains of $2.8 million, of which $1.7 million consisted of warrant investments related to the acquisition of two portfolio companies and gross realized gains of $1.1 million from the sale of equity in one portfolio company, offset by gross realized losses of $(1.1) million, which consisted of warrant and equity investment losses related to the acquisition of two portfolio companies below our cost basis.

During the year ended December 31, 2017, we recognized net realized losses from the sale of investments of approximately $(0.2) million, consisting of gross realized gains of $3.4 million from the sale of equity in one portfolio company, offset by gross realized losses of $(3.6) million, of which $(3.0) million consisted of warrant and equity investment losses related to the acquisition of five portfolio companies and $(0.6) million related to the reversal of accrued loan modification fees in conjunction with the pay-off of one portfolio company. During the same period, we recognized a realized loss on debt extinguishment of approximately $(1.1) million relating to the acceleration of unamortized fees on our 2020 Notes redemption.

During the year ended December 31, 2016, we recognized net realized losses of approximately $(20.7) million, which consisted of realized losses on two debt investments of $(20.4) million, and net realized losses of $(1.5) million on warrant investments, which were offset by realized gains of $1.2 million on warrant and equity investments.

Net change in unrealized depreciation during the year ended December 31, 2018 was approximately $(0.1) million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $(1.5) million into income or realized gains from the disposition of seven companies, offset by $1.4 million of net unrealized appreciation on the investment portfolio related to mark to market activity.

Net change in unrealized depreciation during the year ended December 31, 2017 was approximately $(5.8) million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $(5.9) million into income or realized gains from the disposition of nine companies, offset by $0.1 million of net unrealized appreciation on the investment portfolio related to mark to market activity.

Net change in unrealized appreciation of approximately $8.8 million during the year ended December 31, 2016 consisted of $5.1 million related to the reversal and recognition of unrealized depreciation into realized losses and $3.7 million of net unrealized appreciation related to mark to market activity on the investment portfolio.

Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

The table below presents our statement of operations for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

Net Increase in Net Assets	For the Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Investment and Other Income
Interest income from investments	$62,610	$50,035	$41,767
Other income
Expirations / terminations of unfunded commitments	540	458	1,657
Other fees	1,498	1,017	211
Total Investment and Other Income	64,648	51,510	43,635

Operating Expenses
Base management fee	6,868	6,268	5,525
Income incentive fee	8,747	5,614	2,775
Capital gains incentive fee	—	—	—
Interest expense and amortization of fees	9,080	9,061	7,859
Administration agreement expenses	1,713	1,404	1,552
General and administrative expenses	3,251	2,897	2,913
Total Operating Expenses	29,659	25,244	20,624

Net investment income	34,989	26,266	23,011

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	1,668	(164)	(20,718)
Net change in unrealized gains (losses) on investments	(95)	(5,763)	8,833
Net realized (loss) on extinguishment of debt	—	(1,112)	—
Net realized and unrealized gains (losses)	1,573	(7,039)	(11,885)

Net Increase in Net Assets Resulting from Operations	$36,562	$19,227	$11,126

Net investment income per share	$1.71	$1.61	$1.42
Net increase in net assets per share	$1.78	$1.18	$0.69
Weighted average shares of common stock outstanding	20,488	16,324	16,160

Core Net Investment Income

We believe an important measure of the investment income that we will be required to distribute each year is core net investment income, to the extent it is divergent from GAAP net investment income. Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fees on net unrealized gains. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. No capital gains incentive fee was earned or was payable during the years ended December 31, 2018, December 31, 2017 and December 31, 2016. Therefore, GAAP net investment income and core net investment income were the same during the respective periods.

Portfolio Yield and Total Return

Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, OID, facilities fees, and the amortization and payment of the end-of-term payments. For the years ended December 31, 2018, December 31, 2017 and December 31, 2016 interest income totaled approximately $62.6 million, $50.0 million and $41.8 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 17.1%, 16.4% and 14.4%, respectively.

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

The yield on our portfolio, excluding the impact of prepayments, was approximately 13.9%, 13.2% and 13.7%, respectively, for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

The following table provides the weighted average annualized portfolio yield on our portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of end of term payments and the accelerated receipt of end of term payments on prepayments.

Returns on Net Asset Value and Total Assets	For the Year Ended December 31,
Portfolio Yield (1)	2018	2017	2016
Weighted average annualized portfolio yield on debt investments	17.1%	16.4%	14.4%
Coupon income	10.7%	10.4%	10.4%
Accretion of discount	1.0%	0.8%	0.8%
Accretion of end-of-term payments	2.2%	2.0%	2.5%
Impact of prepayments during the period	3.2%	3.2%	0.7%

_____________

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

For the year ended December 31, 2018, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 16.0% and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was (2.3)%. For the year ended December 31, 2017, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 9.6% and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 20.4%. For the year ended December 31, 2016, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 8.9% and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 12.9%.

The table below summarizes our return on average total assets and return on average NAV for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

Returns on Net Asset Value and Total Assets	For the Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Net investment income	$34,989	$26,266	$23,011
Net increase (decrease) in net assets	36,562	19,227	11,126

Average net asset value (1)	275,889	219,457	218,881
Average total assets (1)	409,020	356,324	327,798

Net investment income to average net asset value (2)	12.7%	12.0%	10.5%
Net increase (decrease) in net assets to average net asset value (2)	13.3%	8.8%	5.1%

Net investment income to average total assets (2)	8.6%	7.4%	7.0%
Net increase (decrease) in net assets to average total assets (2)	8.9%	5.4%	3.4%

_______________

(1)	The average net asset values and the average total assets are computed based on daily balances.
(2)	Percentage is presented on an annualized basis.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by our Adviser’s professionals that are responsible for the portfolio investment;
•	Preliminary valuation conclusions are then documented and discussed with our Adviser’s senior investment team and approved by the Adviser’s executive management team;
•

At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. However, our Board does not have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10% of our gross assets) independently reviewed, given the expenses involved in connection therewith;

•	The Valuation Committee of the Board then reviews these preliminary valuations and makes fair value recommendations to the Board; and
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

Income Recognition

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. OID, principally representing the estimated fair value of detachable equity or warrant investments obtained in conjunction with our debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, unamortized loan origination fees and unamortized market discounts are recorded as interest income. End-of-term (“EOT”) payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. Interest is accrued during the life of the loan on the EOT payment using the effective interest method as non-cash income. The EOT payment generally ceases accruing to the extent the borrower is unable to pay the remaining principal and interest due. The EOT payment may also include a cash success fee due upon the earlier of the maturity date of the loans or in the event of a certain milestone reached by the portfolio company.

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

Liquidity and Capital Resources

Cash Flows

During the year ended December 31, 2018, cash used by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $17.8 million and cash provided by financing activities was approximately $17.8 million due to repayments under the Credit Facility of $44.0 million, approximately $31.6 million in distributions, $94.6 million in net proceeds from the issuance of common stock and approximately $1.3 million of deferred credit facility costs. As of December 31, 2018, cash, including restricted cash, was approximately $9.9 million.

During the year ended December 31, 2017, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $25.1 million and cash used by financing activities was approximately $30.5 million due to repayments under the Credit Facility of $48.0 million, approximately $22.6 million in distributions, $54.6 million due to the redemption of the 2020 Notes, $72.2 million of net proceeds from the issuance of the 2022 Notes, and $22.5 million in net proceeds from the issuance of common stock. As of December 31, 2017, cash, including restricted cash, was approximately $10.0 million.

Capital Resources

In February 2014, we entered into our Credit Facility which provided us with a $150.0 million commitment, subject to borrowing base requirements. In August 2014, we amended our Credit Facility to increase the total commitments available thereunder to $200.0 million in aggregate. In January 2016, we amended and renewed our Credit Facility which included a reduction in the applicable margin from 3.50% to 3.00%. In January 2018, we amended and renewed our Credit Facility to increase the total commitments available to $210.0 million which includes a reduction in the undrawn rate from 0.75% to 0.50% and a change in the applicable margin during the revolving period to 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, and 3.00% if utilization is less than 50%.

As of December 31, 2018 and December 31, 2017, we had outstanding borrowings of $23.0 million and $67.0 million, respectively, under our Credit Facility, which is included in the consolidated statements of assets and liabilities. We had $187.0 million and $133.0 million of remaining capacity on our Credit Facility as of December 31, 2018 and December 31, 2017, respectively.

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

As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Credit Facility, or the issuance of additional shares of our common stock or debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted.

Contractual Obligations

As of December 31, 2018, our future fixed commitments for cash payments pursuant to contractual obligations, including payments due under the Credit Facility and 2022 Notes were as follows:

Payments Due By Period	As of December 31, 2018
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$23,000	$—	$23,000	$—	$—
2022 Notes	74,750	—	—	74,750	—
Total	$97,750	$—	$23,000	$74,750	$—

Off-Balance Sheet Arrangements

Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2018 and December 31, 2017, our off-balance sheet arrangements consisted of approximately, $294.3 million and $100.1 million, respectively, of unfunded commitments, of which $87.5 million and $18.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements with our portfolio companies contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company.

The table below provides our unfunded commitments by customer as of December 31, 2018 and December 31, 2017.

Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	As of December 31, 2018	As of December 31, 2017
BlueVine Capital, Inc.	20,000	—
Capsule Corporation	10,000	—
Clutter, Inc.	2,306	—
Eero, Inc.	—	5,000
FabFitFun, Inc.	10,000	10,000
Factual, Inc.	10,000	—
Fiverr International, Inc.	30,000	—
GoEuro Corp.	30,000	—
Grove Collaboration, Inc.	10,000	—
Hired, Inc.	10,000	—
Homelight, Inc.	10,000	—
Innovid, Inc.	—	3,000
MapR Technologies, Inc. (Equipment Lease)	—	1,721
OneSource Virtual	10,000	—
Outfittery GMBH	—	2,376
Passport Labs, Inc.	6,000	—
PillPack, Inc.	—	30,000
Prodigy Finance Limited	2,000	—
Qubole, Inc.	15,000	—
Quip NYC, Inc.	25,000	—
Rent the Runway, Inc.	—	15,000
RetailNext, Inc.	—	3,000
Sonder USA, Inc.	5,000
Stance, Inc.	13,000	15,000
Tangible Play, Inc.	6,000	—
Toast, Inc.	60,000	—
Varsity Tutors LLC	—	15,000
WorldRemit Limited	10,000	—
Total	$294,306	$100,097

_______________

*Does not include backlog of potential future commitments. Refer to “Investment Activity” above.

Distributions

We have elected to be treated, and intend to qualify annually, as a RIC under the Code, beginning with our taxable year ended December 31, 2014. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2017 and 2018, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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

The following table summarizes our cash distributions per share that have been authorized by our board of directors since our initial public offering. From March 5, 2014 (commencement of operations) to December 31, 2015 and during the year ended December 31, 2018, these distributions represent ordinary income as our earnings exceed distributions. Approximately $1.20 per share of the distributions during the year ended December 31, 2016 represent a return of capital.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	$0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	$0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	$0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	$0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	$0.10	(2)
Total cash distributions				$7.08

______________

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.

(2)	Represents a special distribution.

For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 100.0%, 97.1%, and 95.8% of total distributions paid, respectively.

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

Recent Developments

Dividends

On March 1, 2019, our Board declared a $0.36 per share regular quarterly dividend, payable on March 29, 2019 to stockholders of record on March 20, 2019.

Recent Portfolio Activity

From January 1, 2019 through March 6, 2019, we closed $131.3 million of additional debt commitments and funded $73.8 million in new investments. TPC’s direct originations platform entered into $100.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From January 1, 2019 through March 6, 2019, we received early principal repayments of $56.0 million on outstanding growth capital loans from two obligors.

Other Personnel Matters

Andrew J. Olson, our Chief Financial Officer, will be leaving the Company, effective as of March 22, 2019, to pursue other business interests. Christopher Gastelu, who has served as a consultant to us since July 2014, has been appointed by our Board as interim Chief Financial Officer, effective as of March 22, 2019, while we commence a search for a permanent chief financial officer.

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

Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent that any debt investments include floating interest rates. The majority of our debt investments are made with either floating rates that are subject to contractual minimum interest rates for the term of the investment or fixed interest rates.

As of December 31, 2018, a majority of the debt investments (approximately 58.5% or $240.9 million in principal balance) in our debt investment portfolio bore interest at floating rates, all of which have interest rate floors and some which have interest rate caps for a limited period. In the future, we may increase the amount of loans in our portfolio subject to floating interest rates. Almost all of our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility, however, our 2022 Notes bear interest at a fixed rate. As of December 31, 2018, our floating rate borrowings totaled $23.0 million, which comprised only 23.9% of our outstanding debt, so an increase in interest rates would generally benefit us as we would expect to generate additional interest income in excess of the additional interest expense. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2018 consolidated statement of assets and liabilities.

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$7,055	$(700)	$6,355
Up 200 basis points	$4,613	$(466)	$4,147
Up 100 basis points	$2,170	$(233)	$1,937
Up 50 basis points	$949	$(117)	$832
Down 25 basis points	$(883)	$58	$(825)

This analysis is indicative of the potential impact on our investment income as of December 31, 2018, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2018, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

To the Board of Directors and Shareholders of

TriplePoint Venture Growth BDC Corp.

Menlo Park, California

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Venture Growth BDC Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018,  the consolidated financial highlights for the years ended December 31, 2018, 2017, 2016, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014, and the related notes. In our opinion, the consolidated financial statements and consolidated financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, and the financial highlights for the years ended December 31, 2018, 2017, 2016, 2015 and for the period from March 5, 2014 (commencement of operations) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, California

March 6, 2019

We have served as the Company’s auditor since 2013.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2018	December 31, 2017

Assets
Investments at fair value (amortized cost of $435,084 and $373,669, respectively)	$433,417	$372,103
Short-term investments at fair value (cost of $19,999 and $124,909, respectively)	19,999	124,909
Cash	3,382	4,484
Restricted cash	6,567	5,522
Deferred credit facility costs	1,179	946
Prepaid expenses and other assets	2,510	2,320
Total assets	$467,054	$510,284

Liabilities
Revolving Credit Facility	$23,000	$67,000
2022 Notes, net	72,943	72,433
Payable for U.S. Treasury bill assets	19,999	124,909
Base management fee payable	1,725	1,463
Income incentive fee payable	2,558	1,094
Accrued capital gains incentive fee	—	—
Payable to directors and officers	64	68
Other accrued expenses and liabilities	12,234	8,372
Total liabilities	$132,523	$275,339
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share (450,000 shares authorized; 24,780 and 17,730 shares issued and outstanding, respectively)	248	177
Paid-in capital in excess of par value	331,329	235,488
Total distributable earnings (loss)	2,954	(720)
Total net assets	$334,531	$234,945
Total liabilities and net assets	$467,054	$510,284

Net asset value per share	$13.50	$13.25

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Year Ended December 31,
	2018	2017	2016
Investment income
Interest income from investments	$62,610	$50,035	$41,767
Other income
Expirations / terminations of unfunded commitments	540	458	1,657
Other fees	1,498	1,017	211
Total investment and other income	64,648	51,510	43,635

Operating expenses
Base management fee	6,868	6,268	5,525
Income incentive fee	8,747	5,614	2,775
Capital gains incentive fee	—	—	—
Interest expense and amortization of fees	9,080	9,061	7,859
Administration agreement expenses	1,713	1,404	1,552
General and administrative expenses	3,251	2,897	2,913
Total operating expenses	29,659	25,244	20,624

Net investment income	34,989	26,266	23,011

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	1,668	(164)	(20,718)
Net change in unrealized gains (losses) on investments	(95)	(5,763)	8,833
Net realized (loss) on extinguishment of debt	—	(1,112)
Net realized and unrealized gains (losses)	1,573	(7,039)	(11,885)

Net increase in net assets resulting from operations	$36,562	$19,227	$11,126

Basic and diluted net investment income per share	$1.71	$1.61	$1.42
Basic and diluted net increase in net assets per share	$1.78	$1.18	$0.69
Basic and diluted weighted average shares of common stock outstanding	20,488	16,324	16,160

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

	Common stock
	Shares	Par value	Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
Balance at December 31, 2015	16,302	$163	$235,205	$(3,722)	$231,646
Net increase (decrease) in net assets resulting from operations	—	—	—	11,126	11,126
Issuance of common stock	—	—	—	—	—
Distributions reinvested in common stock	165	2	1,685	—	1,687
Acquisition of common stock under repurchase plan	(486)	(5)	(5,372)	—	(5,377)
Return of Capital	—	—	(19,419)	—	(19,419)
Distributions from net investment income	—	—	—	(3,800)	(3,800)
Tax reclassification	—	—	(86)	86	—
Balance at December 31, 2016	15,981	$160	$212,013	$3,690	$215,863
Net increase (decrease) in net assets resulting from operations	—	$—	$—	$19,227	$19,227
Issuance of common stock	1,668	16	22,456	—	22,472
Distributions reinvested in common stock	81	1	1,038	—	1,039
Distributions from net investment income	—	—	—	(23,656)	(23,656)
Tax reclassification	—	—	(19)	19	—
Balance at December 31, 2017	17,730	$177	$235,488	$(720)	$234,945
Net increase (decrease) in net assets resulting from operations	—	$—	$—	$36,562	$36,562
Issuance of common stock	6,925	70	94,542	—	94,612
Distributions reinvested in common stock	125	1	1,454	—	1,455
Distributions from net investment income	—	—	—	(33,043)	(33,043)
Tax reclassification	—	—	(155)	155	—
Balance at December 31, 2018	24,780	$248	$331,329	$2,954	$334,531

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$36,562	$19,227	$11,126
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(263,519)	(233,232)	(156,349)
Sales (purchase) of short-term investments, net	104,910	(84,919)	30,007
Principal payments and proceeds from investments	215,401	234,594	49,475
Payment-in-kind interest on investments	(2,808)	(2,124)	(2,856)
Net change in unrealized (gains) losses on investments	95	5,763	(8,833)
Net realized (gains) losses on investments	(1,668)	1,276	20,718
Amortization and accretion of premiums and discounts, net	3,449	(2,305)	(2,220)
(Accretion) reduction of end-of-term payments, net of prepayments	(12,895)	(660)	(4,138)
Amortization of debt fees and issuance costs	1,537	1,298	1,243
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	(104,910)	84,919	(30,008)
Prepaid expenses and other assets	495	349	(489)
Base management fee payable	262	14	74
Income incentive fee payable	1,464	(114)	(245)
Payable to directors and officers	(4)	5	(9)
Other accrued expenses and liabilities	3,808	1,011	492
Net cash (used in) provided by operating activities	(17,821)	25,102	(92,012)
Cash Flows from Financing Activities:
(Repayments) borrowings under revolving credit facility, net	(44,000)	(48,000)	97,000
Repurchase of common stock	—	—	(5,376)
Distributions paid, net	(31,588)	(22,617)	(21,533)
Deferred credit facility costs	(1,260)	—	(1,080)
Repayment of 2020 Notes	—	(54,625)	—
Net proceeds from issuance of 2022 Notes	—	72,196	—
Net proceeds from issuance of common stock	94,612	22,472	—
Net cash provided by (used in) financing activities	17,764	(30,574)	69,011
Net change in cash and restricted cash	(57)	(5,472)	(23,001)
Cash and restricted cash at beginning of period	10,006	15,478	38,479
Cash and restricted cash at end of period	$9,949	$10,006	$15,478
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,491	$7,520	$6,345
Distributions reinvested	$1,456	$1,039	$1,687
Offering costs yet to be paid	$20	$—	$—

	For the Year Ended December 31,
	2018	2017	2016
Cash	$3,382	$4,484	$7,776
Restricted cash	6,567	5,522	7,702
Total cash and restricted cash shown in the statement of cash flows	$9,949	$10,006	$15,478

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands)

As of December 31, 2018

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (7.00% interest rate, 9.00% EOT payment)	$13,246	$14,781	$14,213	4/30/2020
Total Biofuels / Biomass - 4.25%*			13,246	14,781	14,213
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	11,419	11,648	11,706	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	5,467	5,570	5,598	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	7,575	7,682	7,721	7/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	1,802	1,810	1,820	9/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,326	2,319	2,330	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	1,865	1,856	1,865	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,724	2,701	2,715	12/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,854	2,830	2,845	12/31/2021
Total Building Materials/Construction Machinery - 10.94%*			36,032	36,416	36,600
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	15,043	15,600	12/31/2020
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,841	15,600	6/30/2021
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	15,000	14,695	15,600	9/30/2021
			45,000	44,579	46,800
HI.Q, Inc.	Business Applications Software	Growth Capital Loan (11.00% interest rate, 2.00% EOT payment)	13,250	12,993	12,993	6/30/2023
MapR Technologies, Inc.	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	6	18	18	1/31/2019
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	382	507	507	6/30/2019
	Business Applications Software	Equipment Loan (6.50% interest rate,10.00% EOT payment)	183	260	260	6/30/2019
	Business Applications Software	Equipment Lease (8.50% interest rate, 10.00% EOT payment) (1)	72	82	82	12/31/2019
	Business Applications Software	Equipment Loan (6.75% interest rate,10.00% EOT payment)	115	140	140	10/31/2019
	Business Applications Software	Equipment Lease (8.75% interest rate, 10.00% EOT payment) (1)	282	305	305	4/30/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	67	77	77	1/31/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	412	436	436	7/31/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	458	504	504	4/30/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	379	393	393	10/31/2020
	Business Applications Software	Equipment Loan (7.25% interest rate,10.00% EOT payment)	218	232	232	7/31/2020
	Business Applications Software	Equipment Lease (9.25% interest rate, 10.00% EOT payment) (1)	329	336	336	1/31/2021
	Business Applications Software	Equipment Loan (7.50% interest rate,10.00% EOT payment)	138	143	143	10/31/2020
	Business Applications Software	Equipment Lease (9.50% interest rate, 10.00% EOT payment) (1)	503	509	509	4/30/2021
	Business Applications Software	Equipment Loan (7.75% interest rate,10.00% EOT payment)	305	309	309	1/31/2021
	Business Applications Software	Equipment Lease (9.75% interest rate, 10.00% EOT payment) (1)	668	668	668	7/31/2021
	Business Applications Software	Equipment Loan (10.0% interest rate)	418	418	418
			4,935	5,337	5,337
OneSource Virtual, Inc.	Business Applications Software	Growth Capital Loan (Prime + 2.50% interest rate, 2.25% EOT payment)	10,000	10,125	10,125	3/31/2019
Passport Labs, Inc.	Business Applications Software	Growth Capital Loan (Prime + 4.25% interest rate, 5.25% EOT payment)	19,000	18,674	18,674	10/31/2022
Quantcast Corporation	Business Applications Software	Growth Capital Loan (Prime + 6.25% interest rate, 6.00% EOT payment)	15,000	15,008	15,083	3/31/2021
Total Business Applications Software - 32.59%*			107,185	106,716	109,012
Consumer Products and Services
Clutter, Inc.	Consumer Products and Services	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	6,303	6,151	6,151	10/31/2020
	Consumer Products and Services	Growth Capital Loan (Prime + 4.50% interest rate, 4.00% EOT payment)	5,000	4,863	4,863	10/31/2021
	Consumer Products and Services	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	1,391	1,352	1,352	12/31/2020
Total Consumer Products and Services - 3.70%*			12,694	12,366	12,366
Consumer Retail
LovePop, Inc.	Consumer Retail	Growth Capital Loan (Prime + 4.75% interest rate, 6.75% EOT payment)	10,000	9,771	9,771	11/30/2021
Total Consumer Retail - 2.92%*			10,000	9,771	9,771
Database Software
SimpliVity Corporation	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	71	182	182	2/28/2019
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	6	13	13	3/31/2019
Total Database Software - 0.06%*			77	195	195
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (10.50% interest rate, 6.00% EOT payment)	5,000	4,982	5,010	2/28/2021
Outfittery GMBH (1) (2) (3)	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.25% interest rate, 9.00% EOT payment)	7,127	7,093	6,833	8/31/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	2,360	2,280	2,212	6/30/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.75% interest rate, 9.00% EOT payment)	2,294	2,151	2,147	12/31/2021
			11,781	11,524	11,192
Stance, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.50% interest rate, 5.50% EOT payment)	2,000	1,991	1,991	4/30/2020
Untuckit LLC	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.00% interest rate, 4.50% EOT payment)	2,301	2,340	2,340	11/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.00% interest rate, 4.50% EOT payment)	3,000	3,015	3,015	3/31/2020
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.75% interest rate, 4.50% EOT payment)	4,500	4,478	4,478	3/31/2020
			9,801	9,833	9,833
Total E-Commerce - Clothing and Accessories - 8.38%*			28,582	28,330	28,026
E-Commerce - Personal Goods
Enjoy Technology, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (Prime + 5.25% interest rate, 5.50% EOT payment)	10,000	9,692	9,692	9/30/2021
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (Prime + 1.00% interest rate, 0.25% EOT payment)	5,000	4,941	4,941	3/31/2019
Total E-Commerce - Personal Goods - 4.37%*			15,000	14,633	14,633
Educational/Training Software
Tangible Play, Inc.	Educational/Training Software	Growth Capital Loan (Prime + 5.00% interest rate, 5.75% EOT payment)	1,500	1,479	1,586	8/31/2021
Total Educational/Training Software - 0.47%*			1,500	1,479	1,586
Entertainment
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	10,441	11,387	6,789	1/31/2019
Roli, Ltd. (1) (2) (3)	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	10,732	10,462	9,867	5/31/2021
	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	1,342	1,308	1,233	5/31/2021
	Entertainment	Growth Capital Loan (11.25% interest rate, 9.50% EOT payment)	1,325	1,281	1,222	7/31/2021
	Entertainment	Revolver (Prime + 3.25% interest rate, 5.00% EOT payment)	129	129	124	6/30/2019
	Entertainment	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	1,898	1,898	1,827	6/30/2019
	Entertainment	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	4,556	4,556	4,403	6/30/2019
			19,982	19,634	18,676
Total Entertainment - 7.61%*			$30,423	$31,021	$25,465
See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands)

As of December 31, 2018

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments (continued)
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	$5,000	$5,034	$5,034	9/30/2019
	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	5,000	5,033	5,033	9/30/2019
			10,000	10,067	10,067
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	18,000	18,174	18,174	12/31/2020
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	2,200	2,197	2,197	3/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	3,300	3,249	3,249	7/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	2,500	2,458	2,458	8/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	1,500	1,471	1,471	9/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	2,500	2,452	2,452	9/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	6,000	5,845	5,845	11/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	4,000	3,884	3,884	12/31/2021
			40,000	39,730	39,730
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,371	5,371	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,369	5,369	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,260	5,260	11/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	10,000	9,905	9,905	6/30/2021
			25,000	25,905	25,905
Total Financial Institution and Services - 22.63%*			75,000	75,702	75,702
Network Systems Management Software
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	5,000	5,000	5,000	4/4/2020
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	24,215	24,215	21,762	4/4/2021
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	4,732	4,732	3,605	4/4/2021
Total Network Systems Management Software - 9.08%*			33,947	33,947	30,367
Real Estate Services
Sonder USA, Inc.	Real Estate Services	Growth Capital Loan (Prime + 5.75% interest rate, 5.25% EOT payment)	20,000	19,569	19,569	6/30/2022
Total Real Estate Services - 5.85%*			20,000	19,569	19,569
Restaurant / Food Service
Munchery, Inc. (2) (7)	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% PIK interest rate, 8.75% EOT payment)	2,589	2,729	1,802	6/30/2019
	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% PIK interest rate)	300	300	198	6/30/2019
Total Restaurant / Food Service - 0.60%*			2,889	3,029	2,000
Security Services
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	3,252	3,978	3,978	9/30/2019
	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	2,473	2,780	2,780	2/29/2020
Total Security Services - 2.02%*			5,725	6,758	6,758
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3) (7)	Wireless Communications Equipment	Growth Capital Loan (Prime + 11.75% PIK interest rate)	6,701	6,701	6,093	12/31/2021
Eero, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 8.25% interest rate)	7,991	7,963	7,991	11/30/2019
	Wireless Communications Equipment	Growth Capital Loan (Prime + 8.25% interest rate)	5,000	4,879	5,000	3/31/2021
			12,991	12,842	12,991
Total Wireless Communications Equipment - 5.70%*			19,692	19,543	19,084
Total Debt Investments - 121.17%*			$411,992	$414,256	$405,347

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands)

As of December 31, 2018

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost (6)	Fair Value
Warrant Investments (8)
Advertising / Marketing
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	$35	$104
Total Advertising / Marketing - 0.03%*			48,500	35	104
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Preferred Stock	4,545,455	500	864
Total Building Materials/Construction Machinery - 0.26%*			4,545,455	500	864
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Preferred Stock	547,440	1,540	2,566
HI.Q, Inc.	Business Applications Software	Preferred Stock	606,952	196	196
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	253,805	41	129
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	80
OneSource Virtual, Inc.	Business Applications Software	Preferred Stock	39,318	90	90
Passport Labs, Inc.	Business Applications Software	Preferred Stock	17,448	228	228
Quantcast Corporation (5)	Business Applications Software	Cash Exit Fee	—	213	219
Toast, Inc. (2)	Business Applications Software	Preferred Stock	26,325	27	136
Total Business Applications Software - 1.12%*			1,943,754	2,394	3,739
Business to Business Marketplace
Factual, Inc. (2)	Business to Business Marketplace	Preferred Stock	23,536	43	43
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	37
RetailNext, Inc.	Business to Business Marketplace	Preferred Stock	123,420	80	80
Total Business to Business Marketplace - 0.05%*			157,302	163	160
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.) (2)	Conferencing Equipment / Services	Preferred Stock	323,381	670	203
Total Conferencing Equipment / Services - 0.06%*			323,381	670	203
Consumer Products and Services
Clutter, Inc.	Consumer Products and Services	Preferred Stock	71,064	333	333
Quip NYC, Inc. (2)	Consumer Products and Services	Preferred Stock	33,017	364	364
Total Consumer Products and Services - 0.21%*			104,081	697	697
Consumer Retail
LovePop, Inc.	Consumer Retail	Preferred Stock	163,463	168	168
Total Consumer Retail - 0.05%*			163,463	168	168
Database Software
Qubole, Inc. (2)	Database Software	Preferred Stock	88,422	41	41
Total Database Software - 0.01%*			88,422	41	41
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	40,786	123	42
Outfittery GMBH (1) (2) (3) (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	—	501	486
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	88,037	213	512
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	149,203	1,081	1,280
Stance, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	75,000	41	70
Untuckit LLC (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	—	39	43
Total E-Commerce - Clothing and Accessories - 0.73%*			353,026	1,998	2,433
E-Commerce - Personal Goods
Enjoy Technology, Inc.	E-Commerce - Personal Goods	Preferred Stock	336,304	269	269
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	105,655	88	401
Total E-Commerce - Personal Goods - 0.20%*			441,959	357	670
Educational/Training Software
Varsity Tutors LLC (2) (5)	Educational/Training Software	Preferred Stock	240,590	65	185
Tangible Play, Inc.	Educational/Training Software	Preferred Stock	61,840	79	79
Total Educational/Training Software - 0.08%*			302,430	144	264
Entertainment
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	22,376	751	—
Roli, Ltd. (1) (2) (3)	Entertainment	Preferred Stock	102,247	644	612
Total Entertainment - 0.18%*			124,623	1,395	612
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Preferred Stock	271,293	361	757
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Preferred Stock	40,596	766	766
Revolut Ltd. (1) (2) (3)	Financial Institution and Services	Preferred Stock	6,253	40	40
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	128,288	382	490
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	46,548	136	142
Total Financial Institution and Services - 0.66%*			492,978	1,685	2,195
Food & Drug
Capsule Corp. (2) (5)	Food & Drug	Cash Exit Fee	—	129	129
Total Food & Drug - 0.04%*			—	129	129
General Media and Content
BZ Holdings, Inc. (fka TechMediaNetwork, Inc.) (2)	General Media and Content	Preferred Stock	72,234	31	38
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	774,352	624	1,022
Total General Media and Content - 0.32%*			846,586	655	1,060
Human Resources/Recruitment
Hired, Inc. (2)	Human Resources/Recruitment	Preferred Stock	32,599	55	55
Total Human Resources/Recruitment - 0.02%*			32,599	55	55
Medical Software and Information Services
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	112	74
Total Medical Software and Information Services - 0.02%*			31,063	112	74
Real Estate Services
Homelight, Inc. (2)	Real Estate Services	Preferred Stock	8,339	27	27
Sonder USA, Inc.	Real Estate Services	Preferred Stock	136,511	232	232
Total Real Estate Services - 0.08%*			144,850	259	259.0

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(in thousands)

As of December 31, 2018

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost (6)	Fair Value
Warrant Investments (8) (continued)
Restaurant / Food Service
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	21,537	45	—
Total Restaurant / Food Service - 0.00%*			21,537	45	—
Security Services
CrowdStrike, Inc. (2)	Security Services	Preferred Shares	99,344	72	1,035
Forgerock, Inc.	Security Services	Preferred Stock	195,992	155	459
Total Security Services - 0.45%*			295,336	227	1,494
Shopping Facilitators
Farfetch UK Limited (1) (2) (3) (10)	Shopping Facilitators	Preferred Stock	189,995	170	1,996
Total Shopping Facilitators - 0.60%*			189,995	170	1,996
Travel & Leisure
Inspirato, LLC (2)	Travel & Leisure	Preferred Units	1,994	37	26
GoEuro Corp. (1) (2)	Travel & Leisure	Preferred Units	2,362	65	64
Total Travel & Leisure - 0.03%*			4,356	102	90
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	—
Eero, Inc.	Wireless Communications Equipment	Preferred Stock	94,806	114	-
Eero, Inc.	Wireless Communications Equipment	Cash Exit Fee (5)	—	77	207
			94,806	191	207
Total Wireless Communications Equipment - 0.06%*			127,806	286	207
Total Warrant Investments - 5.24%*				$12,287	$17,514

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost (6)	Fair Value
Equity Investments (2) (8)
Business Applications Software
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	39,018	161	161
Convoy, Inc.	Business Applications Software	Preferred Stock	35,208	250	250
Total Business Applications Software - 0.12%*			74,226	411	411
Communications Software
Pluribus Networks, Inc.	Communications Software	Preferred Stock	722,073	2,000	2,000
Total Communications Software - 0.60%*			722,073	2,000	2,000
E-Commerce - Personal Goods
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	134,249	500	830
Total E-Commerce - Personal Goods - 0.25%*			134,249	500	830
Educational/Training Software
Varsity Tutors LLC	Educational/Training Software	Preferred Stock	92,470	250	249
Total Educational/Training Software - 0.07%*			92,470	250	249
Financial Institution and Services
GoGreenHost AB (1) (3)	Financial Institution and Services	Preferred Stock	1	2,138	1,730
Revolut Ltd. (1) (3)	Financial Institution and Services	Preferred Stock	25,920	292	664
Total Financial Institution and Services - 0.72%*			25,921	2,430	2,394
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	8,000	250	251
Casper Sleep Inc.	Household & Office Goods	Common Stock	26,669	750	741
Total Household & Office Goods - 0.30%*			34,669	1,000	992
Network Systems Management Software
Cohesity Inc.	Network Systems Management Software	Preferred Stock	60,342	400	468
Total Network Systems Management Software - 0.14%*			60,342	400	468
Security Services
CrowdStrike, Inc.	Security Services	Preferred Stock	87,849	500	1,297
CrowdStrike, Inc.	Security Services	Common Stock	97,656	500	1,378
Total Security Services - 0.80%*			185,505	1,000	2,675
Travel & Leisure
Inspirato, LLC (1) (4)	Travel & Leisure	Preferred Units	1,948	250	258
GoEuro Corp. (1)	Travel & Leisure	Preferred Stock	2,362	300	279
Total Travel & Leisure - 0.16%*			4,310	550	537
Total Equity Investments - 3.16%*				$8,541	$10,556

Total Investments in Portfolio Companies - 129.56%* (11)				$435,084	$433,417

Short-Term Investments (2)				Cost (6)	Fair Value
U.S. Treasury Bills	$20,000 Face Value, Maturity Date 1/3/2019, Yield to Maturity 2.15%			$19,999	$19,999
Total Short-Term Investments - 5.98%*				$19,999	$19,999

Total Investments - 135.54%* (9)				$455,083	$453,416

______________

(1)

Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2018, non-qualifying assets as a percentage of total assets were 25.6%.

(2)	As of December 31, 2018, these debt investments, warrant and equity investments, and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.
(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)

Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $12.1 million, $(13.8) million and $(1.7) million respectively. The tax cost of investments is $455.1 million.

(7)	Debt is on non-accrual status at December 31, 2018 and is therefore considered non-income producing.
(8)	Non-income producing investments as of December 31, 2018.
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

CONSOLIDATED SCHEDULES OF INVESTMENTS

As of December 31, 2018 and December 31, 2017

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

For each debt investment tied to the Prime Rate, “Prime”, the current rate is 5.50% as of December 31, 2018.

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

The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. The Company’s investment objective is to maximize total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by primarily lending to venture growth stage companies focused in technology, life sciences and other high growth industries backed by TPC’s select group of leading venture capital investors. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”) which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and pays fees and expenses for services provided under the administration agreement.

The Company has two wholly owned subsidiaries: TPVG Variable Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established in connection with the entry into the Company’s revolving credit facility, and TPVG Investment LLC, an entity established for holding certain of the Company’s investments in order to benefit from the tax treatment of these investments and create a tax structure that is more advantageous with respect to the Company’s RIC status. These subsidiaries are consolidated in the financial statements of the Company.

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

Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities include interest payable, accounts payable and the fair value of unfunded commitment liabilities. Unfunded commitment liabilities reflect the fact that the Company is a party to certain delay draw credit agreements with its portfolio companies, which requires the Company to make future advances at the borrowers’ discretion during a defined loan availability period. The Company’s credit agreements contain customary lending provisions that allow the Company relief from funding previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company. In certain instances, the borrower may be required to achieve certain milestones before they may request a future advance. The unfunded obligation associated with these credit agreements is equal to the amount by which the contractual funding commitment exceeds the sum of the amount of debt required to be funded under the delay draw credit agreements unless the availability period has expired. The fair value at the inception of the agreement of the delay draw credit agreements approximates the fair value of the warrant investments received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability included in the Company’s consolidated statements of assets and liabilities reflects the fair value of these future funding commitments.

Paid-in Capital

The Company records the proceeds from the sale of its common stock on a net basis to capital stock and paid-in capital in excess of par value, excluding all offering costs.

Income Recognition

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrant investments obtained in conjunction with the Company’s debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, unamortized loan origination fees and unamortized market discounts are recorded as interest income. End-of-term (EOT) payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. Interest is accrued during the life of the loan on the EOT payment using the effective interest method as non-cash income. The EOT payment generally ceases accruing to the extent the borrower is unable to pay the remaining principal and interest due. The EOT payment may also include a cash success fee due upon the earlier of the maturity date of the loans or in the event of a certain milestone reached by the portfolio company.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to Disclosure Requirements for Fair Value Measurement”, which is intended to improve the effectiveness of fair value measurement disclosures. The amendment, among other things, affects certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy, and Level 3 fair value measurements as they relate to valuation process, unrealized gains and losses, measurement uncertainty, and significant unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any interim or annual period. The Company does not believe that ASU 2018-13 will have a material impact on its consolidated financial statements and disclosures.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. The Company had cumulative realized and unrealized losses during the years ended December 31, 2018, December 31, 2017 and December 31, 2016, and, as a result, no capital gains incentive fees were recorded for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

Management and Incentive Fees	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Base management fee	$6,868	$6,268	$5,525
Income incentive fee	$8,747	$5,614	$2,775
Capital gains incentive fee	$—	$—	$—

The table above presents the base management and incentive fees accrued during the period and these fees are paid in the quarter after they are earned. During the year ended December 31, 2018, approximately $6.6 million of base management fee earned in prior and current periods was paid and $7.3 million of income incentive fee earned in prior and current periods was paid. During the year ended December 31, 2017, approximately $6.3 million of the base management fee was paid and $5.7 million of the income incentive fee was paid.

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

For the years ended December 31, 2018, December 31, 2017 and December 31, 2016, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $1.7 million, $1.4 million and $1.6 million, respectively, of which approximately $0.2 million were paid or payable to third party service providers in each of their respective periods.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser’s professionals that are responsible for the portfolio investment;
•	Preliminary valuation conclusions are then documented and discussed with the Adviser’s senior investment team and approved by the Adviser’s executive management team;
•

At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm. However, the Board does not have de minimis investments of less than 1.0% of the Company’s gross assets (up to an aggregate of 10% of the Company’s gross assets) independently reviewed, given the expenses involved in connection therewith;

•	The Valuation Committee of the Board then reviews these preliminary valuations and makes fair value recommendations to the Board; and
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

 Investment Valuation

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2018 and as of December 31, 2017. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$405,347	$405,347
Warrant investments	—	1,996	15,518	17,514
Equity investments	—	—	10,556	10,556
Short-term investments	19,999	—	—	19,999
Total investments	$19,999	$1,996	$431,421	$453,416

Investment Type	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$352,052	$352,052
Warrant investments	—	—	11,062	11,062
Equity investments	—	1,020	7,969	8,989
Short-term investments	124,909	—	—	124,909
Total investments	$124,909	$1,020	$371,083	$497,012

The following tables present information about Level 3 investments measured at fair value for the years ended December 31, 2018 and December 31, 2017. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Year Ended December 31, 2018
Investment Activity (in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2018	$352,052	$11,062	$7,969	$371,083
Funding and purchases of investments, at cost	257,850	4,669	1,000	263,519
Principal payments and sale proceeds received from investments	(211,306)	(2,349)	(304)	(213,959)
Amortization and accretion of premiums and discounts, net and end-of term payments	9,446	—	—	9,446
Gross transfers out of Level 3 (1)	—	(371)	—	(371)
Realized gains (losses) on investments	—	895	(295)	600
Net change in unrealized gains (losses) included in earnings	(5,503)	1,612	2,186	(1,705)
Payment-in-kind coupon	2,808	—	—	2,808
Totals	$405,347	$15,518	$10,556	$431,421

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2018	$(4,129)	$2,118	$2,328	$317

Level 3	For the Year Ended December 31, 2017
Investment Activity (in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2017	$360,007	$8,238	$1,636	$369,881
Fundings of investments, at cost	221,941	3,847	7,444	233,232
Principal payments and sale proceeds received from investments	(230,006)	—	(74)	(230,080)
Amortization and accretion of premiums and discounts, net and end-of term payments	2,965	—	—	2,965
Realized (losses) on investments	(626)	(2,808)	(176)	(3,610)
Net change in unrealized gains included in earnings	(4,353)	1,785	(239)	(2,807)
Payment-in-kind coupon	2,124	—	—	2,124
Gross transfers out of Level 3 (1)	—	—	(622)	(622)
Totals	$352,052	$11,062	$7,969	$371,083

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2017	$(866)	$(317)	$(305)	$(1,488)

_______________

(1)

Transfers out of Level 3 are measured as of the date of the transfer. During the years ended December 31, 2018 and December 31, 2017, these transfers relate to warrant and equity investments, as the result of exercising warrant investments in publicly traded companies.

Realized gains and losses are included as a component of net realized gains (losses) in the consolidated statements of operations.

During the year ended December 31, 2018, the Company recognized net realized gains from the sale of investments of approximately $1.7 million, consisting of gross realized gains of $2.8 million of which $1.7 million consisted of warrant investments related to the acquisition of 2 portfolio companies and  gross realized gains of $1.1 million from the sale of equity in one portfolio company, offset by gross realized losses of $(1.1) million, which consisted of warrant and equity investment losses related to the acquisition of 2 portfolio companies.

During the year ended December 31, 2017, the Company recognized net realized losses from the sale of investments of approximately $(0.2) million, consisting of gross realized gains of $3.4 million from the sale of equity in one portfolio company, offset by gross realized losses of $(3.6) million, of which $(3.0) million consisted of warrant and equity investment losses related to the acquisition of 5 portfolio companies and $(0.6) million related to the reversal of accrued loan modification fees in conjunction with the pay-off of one portfolio company. During the same period, we recognized a realized loss on debt extinguishment of approximately $(1.1) million relating to the acceleration of unamortized fees on our 2020 Notes redemption.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statements of operations.

Net change in unrealized depreciation during the year ended December 31, 2018 was approximately $(0.1) million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $(1.5) million into income or realized gains due to the disposition of seven companies, offset by $1.4 million of net unrealized appreciation on the investment portfolio related to mark to market activity.

Net change in unrealized depreciation during the year ended December 31, 2017 was approximately $(5.8) million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $(5.9) million into income or realized gains due to the disposition of nine companies, offset by $0.1 million of net unrealized appreciation on the investment portfolio related to mark to market activity.

For the year ended December 31, 2018, the Company recognized approximately $2.0 million in other income consisting of approximately $0.5 million due to the termination or expiration of unfunded commitments and approximately $1.5 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity. For the year ended December 31, 2017, the Company recognized approximately $1.5 million in other income consisting of approximately $0.5 million due to the termination or expiration of unfunded commitments and approximately $1.0 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of December 31, 2018 and December 31, 2017. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements. The tables below are not intended to be all inclusive, but rather provide information on significant Level 3 inputs as they relate to the fair value measurements of investments.

Level 3 Investments	As of December 31, 2018
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$390,465	Discounted Cash Flows	Discount Rate	9.80% - 43.66%	16.07%
	14,882	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	33.33% -75.00%
Warrant investments	13,399	Black Scholes Option Pricing Model	Revenue Multiples	0.90x - 10.00x	4.01x
			Volatility	40.00% - 75.00%	57.81%
			Term	1.00– 4.00 Years	2.67 Years
			Discount for Lack of Marketability	0.00% - 22.70%	16.36%
			Risk Free Rate	2.40% - 3.00%	2.52%
	1,035	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	26.40%	26.40%
			Term	1.50 Years	1.50 Years
	1,084	Discounted Expected Return	Discount Rate	18.00% - 25.00%	19.21%
			Term	0.50 - 4.00 Years	2.68 Years
			Expected Recovery Rate	50.00% - 80.00%	72.23%
Equity investments	5,159	Black Scholes Option Pricing Model	Revenue Multiples	1.00x - 9.00x	6.15x
			Volatility	44.00% - 80.00%	56.00%
			Term	1.50 - 4.50 Years	2.40 Years
			Discount for Lack of Marketability	0.00% - 6.10%	6.10%
			Risk Free Rate	2.47% - 2.60%	2.52%
	3,667	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	21.40% - 32.50%	25.59%
			Term	1.50 - 4.50 Years	2.78 Years
	1,730	Discounted Expected Recovery	Expected Recovery Rate	71.00%	71.00%
Total investments	$431,421

Level 3 Investments	As of December 31, 2017
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$352,052	Discounted Cash Flows	Discount Rate	2.50% - 38.43%	14.92%
Warrant investments	10,394	Black Scholes Option Pricing Model	Revenue Multiples	0.90x – 4.00x	2.89x
			Volatility	26.60% - 75.00%	55.00%
			Term	1.00– 3.50 Years	2.47 Years
			Discount for Lack of Marketability	0.00% - 30.00%	17.30%
			Risk Free Rate	1.43% - 2.00%	1.92%
	261	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	33.60%	33.60%
			Term	2.0 years	2.0 years
	407	Discounted Expected Return	Discount Rate	17.25%	17.25%
			Term	3.25 Years	3.25 Years
			Expected Recovery Rate	75.00%	75.00%
Equity investments	4,848	Black Scholes Option Pricing Model	Revenue Multiples	0.90x – 4.00x	2.37x
			Volatility	26.60% - 85.00%	60.10%
			Term	1.50– 4.50 Years	2.24 Years
			Discount for Lack of Marketability	0.00% - 1.30%	1.30%
			Risk Free Rate	1.80% - 2.10%	1.93%
	1,000	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50%- 33.60%	31.20%
			Term	2.08 -3.50 years	2.70 Years
	2,121	Discounted Expected Recovery	Expected Recovery Rate	87.00%	87.00%
Total investments	$371,083

As of December 31, 2018, the fair values for all but four of the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields as of the reporting date. The fair value of the four debt investments as of December 31, 2018 was estimated using the Probability-Weighted Expected Return Method. As of December 31, 2018, fair values for all but one warrant investment positions were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. One warrant investment position was valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. Certain investments within the portfolio contain fee conditions which may result in cash proceeds to the Company upon a qualifying liquidity event. These fees were valued using a discounted expected return method. As of December 31, 2018, all but five equity investments were valued using the market approach or the last equity financing round. The fair market value for four investments as of December 31, 2018 was derived based on a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. The fair market value for one investment as of December 31, 2018 was based on time discounted expected recovery.

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

As of December 31, 2018 and December 31, 2017, approximately $385.9 million and $350.3 million, respectively, of the Company’s assets were pledged for borrowings under its revolving credit facility.

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

Note 6. Borrowings

Revolving Credit Facility

In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, acting as administrative agent and a lender, and KeyBank National Association, TIAA Bank, and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Revolving Credit Facility”). In August 2014, the Company amended the Revolving Credit Facility to increase the total commitments available thereunder to $200.0 million in aggregate. In January 2018, the Company amended and renewed the Revolving Credit Facility, which, among other things, increased the total commitment by $10.0 million to $210.0 million and replaced AloStar Bank of Commerce with MUFG Union Bank, N.A as a lender.

Effective as of January 2018, borrowings under the Revolving Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Revolving Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of approximately 0.50% per annum for any unused borrowings under the Revolving Credit Facility on a monthly basis. The Revolving Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of approximately 55% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, Mr. James P. Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Revolving Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. The revolving period of the Revolving Credit Facility ends on February 21, 2020 and the maturity date of the Revolving Credit Facility is August 21, 2021. As of December 31, 2018 and December 31, 2017, the Company was in compliance with all covenants under the Revolving Credit Facility.

At December 31, 2018 and December 31, 2017, the Company had outstanding borrowings under the Revolving Credit Facility of $23.0 million and $67.0 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Revolving Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Revolving Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Revolving Credit Facility, paying and administrative agent fees, and the amortization of deferred Revolving Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Revolving Credit Facility
Interest cost charged on borrowings	$2,234	$2,278	$1,597
Unused fee	851	1,091	1,185
Amortization of costs and other fees	1,160	930	992
Revolving Credit Facility Total	$4,245	$4,299	$3,774
2020 Notes
Interest cost	$—	$2,274	$3,687
Amortization of costs and other fees	—	248	398
2020 Notes Total	$—	$2,522	$4,085
2022 Notes
Interest cost	$4,300	$1,994	$—
Amortization of costs and other fees	535	246	—
2022 Notes Total	$4,835	$2,240	$—
Total interest expense and amortization of fees	$9,080	$9,061	$7,859

During the years ended December 31, 2018 and December 31, 2017, the Company had an average outstanding borrowings of $45.6 million and $56.4 million, respectively, under its Revolving Credit Facility at a weighted average interest of 4.83% and 3.97%, respectively.

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

At December 31, 2018, the 2022 Notes had a market price of $24.92 per unit, resulting in an aggregate fair value of approximately $74.5 million. The 2022 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes approximately $1.8 million of deferred issuance cost at December 31, 2018, which is amortized and expensed over the five year term of the 2022 Notes based on an effective yield method.

The following tables provide additional information about the level in the fair value hierarchy of the Company’s liabilities at December 31, 2018 and December 31, 2017.

Liability	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$23,000	$23,000
2022 Notes, net *	—	72,860	—	72,860
Total	$—	$72,860	$23,000	$95,860

*	Net of approximately $1.8 million of deferred issuance cost.

Liability	As of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$67,000	$67,000
2022 Notes, net *	—	75,061	—	75,061
Total	$—	$75,061	$67,000	$142,061

*	Net of approximately $2.3 million of deferred issuance cost.

Other Payables

On December 31, 2018, the Company purchased $20.0 million of U.S. Treasury bills for settlement on January 4, 2019. On December 29, 2017, the Company purchased $125.0 million of U.S. Treasury bills for settlement on January 3, 2018. The associated payable is included in the Company’s consolidated statements of assets and liabilities as of December 31, 2018 and December 31, 2017, respectively.

Note 7. Commitments and Contingencies

Commitments

As of December 31, 2018 and December 31, 2017, the Company’s unfunded commitments totaled approximately $294.3 million to twenty portfolio companies and approximately $100.1 million to ten portfolio companies, respectively, of which $87.5 million and $18.0 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Of the approximately $294.3 million of unfunded commitments as of December 31, 2018, approximately $183.3 million will expire during 2019 and $111.0 million will expire during 2020, if not drawn prior to expiration.

The Company’s credit agreements contain customary lending provisions that allow it relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company. The Company generally expects more than 50% - 75% of its gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.

The table below provides the Company’s unfunded commitments by portfolio company as of December 31, 2018 and December 31, 2017.

	As of December 31, 2018
Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
BlueVine Capital, Inc.	$20,000	$—
Capsule Corporation	10,000	179
Clutter, Inc.	2,306	176
FabFitFun, Inc.	10,000	75
Factual, Inc.	10,000	143
Fiverr International, Inc.	30,000	158
GoEuro Corp.	30,000	365
Grove Collaboration, Inc.	10,000	81
Hired, Inc.	10,000	155
Homelight, Inc.	10,000	43
OneSource Virtual	10,000	—
Passport Labs, Inc.	6,000	61
Prodigy Finance Limited	2,000	20
Qubole, Inc.	15,000	78
Quip NYC, Inc.	25,000	514
Sonder USA, Inc.	5,000	46
Stance, Inc.	13,000	144
Tangible Play, Inc.	6,000	90
Toast, Inc.	60,000	115
WorldRemit Limited	10,000	67
Total	$294,306	$2,510

_______________

*    Does not includes $25.0 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

	As of December 31, 2017
Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Eero, Inc.	$5,000	$—
FabFitFun, Inc.	10,000	235
Innovid, Inc.	3,000	45
MapR Technologies, Inc. (Equipment Lease)	1,721	4
Outfittery GmbH	2,376	150
PillPack, Inc.	30,000	200
Rent the Runway, Inc.	15,000	273
RetailNext, Inc.	3,000	30
Stance, Inc.	15,000	166
Varsity Tutors LLC	15,000	159
Total	$100,097	$1,262

_______________

*    Does not includes $35.4 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The tables above also provide the fair value of the Company’s unfunded commitment liability as of December 31, 2018 and December 31, 2017 totaling approximately $2.5 million and $1.3 million, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrant investments received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details of unfunded commitments during the years ended December 31, 2018 and December 31, 2017.

	For the Year Ended December 31,
Commitments Activity (in thousands)	2018		2017
Activity during the period:
New commitments *	$508,378		$329,879
Fundings	(263,527)	(1)	(231,758)
Expirations / Terminations	(61,000)		(120,000)

Unfunded commitments at beginning of period **	$100,097		$117,352
Unfunded commitments at end of period **	$294,306		$100,097
Backlog of potential future commitments	$25,000		$35,376

_______________

*Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

**Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

(1)Net of repayments on revolver loans of $0.5 million

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments* (in thousands)	As of December 31, 2018	As of December 31, 2017
Dependent on milestones	$87,500	$18,000
Expiring during:
2018	—	87,097
2019	183,306	13,000
2020	111,000	—

Growth capital loans	294,306	98,376
Equipment leases and loans	—	1,721

_______________

*Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments

The Company entered into commitments with certain portfolio companies which permit an increase in the commitment amount in the future in the event that conditions to such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration.  As of December 31, 2018 and December 31, 2017, this backlog of potential future commitments totaled approximately $25.0 million and $35.4 million, respectively.

Note 8. Financial Highlights

The financial highlights presented below are for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and from March 5, 2014 (commencement of operations) to December 31, 2014.

Financial Highlights	For the Year Ended December 31, or as of December 31,				For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
(in thousands, except per share data)	2018	2017	2016	2015	or as of December 31, 2014
Per Share Data (1)
Initial public offering price	$—	$—	$—	$—	$15.00
Front end sales charges	—	—	—	—	(0.44)
Net proceeds	—	—	—	—	14.56
Offering costs	—	—	—	—	(0.18)
Net asset value at beginning of period	13.25	13.51	14.21	14.61	14.38
Changes in net asset value due to:
Net investment income	1.71	1.61	1.42	1.46	1.30
Net realized gains (losses) on investments	0.08	(0.01)	(1.28)	(0.02)	—
Net change in unrealized gains (losses) on investments	(0.01)	(0.35)	0.55	(0.40)	0.15
Net increase (decrease) from capital share transactions (1)	0.01	—	0.05	—	—
Return of capital	—	—	(1.20)	—	—
Net realized losses on extinguishment of debt	—	(0.07)	—	—	—
Distributions from net investment income	(1.54)	(1.44)	(0.24)	(1.44)	(1.22)
Net asset value at end of period	$13.50	$13.25	$13.51	$14.21	$14.61

Net investment income per share	$1.71	$1.61	$1.42	$1.46	$1.30
Net increase in net assets resulting from operations per share	$1.78	$1.18	$0.69	$1.03	$1.45
Weighted average shares of common stock outstanding for period	20,488	16,324	16,160	15,042	9,870
Shares of common stock outstanding at end of period	24,780	17,730	15,981	16,302	9,924

Ratios / Supplemental Data
Net asset value at beginning of period	$234,945	$215,863	$231,646	$144,979	$141,572
Net asset value at end of period	$334,531	$234,945	$215,863	$231,646	$144,979
Average net asset value	$275,889	$219,457	$218,881	$218,623	$144,237
Stock price at end of period	$10.89	$12.69	$11.78	$11.96	$14.85

Total return based on net asset value per share (2)	16.0%	9.6%	8.9%	9.5%	10.1%
Total return based on stock price (3)	(2.3)%	20.4%	12.9%	(9.4)%	7.1%

Net investment income to average net asset value (4)	12.7%	12.0%	10.5%	10.0%	10.7%
Net increase (decrease) in net assets to average net asset value (4)	13.3%	8.8%	5.1%	7.1%	12.0%
Ratio of expenses to average net asset value (4)	10.8%	11.5%	9.4%	9.2%	10.5%
Operating expenses excluding incentive fees to average net asset value	7.6%	8.9%	8.1%	7.3%	8.1%
Income incentive fees to average net asset value	3.2%	2.6%	1.3%	2.0%	2.2%
Capital gains incentive fees to average net asset value	0.0%	0.0%	0.0%	(0.1)%	0.2%

________________

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

The weighted average portfolio yield on debt investments presented below is for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and from March 5, 2014 (commencement of operations) to December 31, 2014.

Ratios	For the Year Ended December 31, or as of December 31,				For the Period from March 5, 2014 (Commencement of Operations) to December 31, 2014
(Percentages, on an annualized basis) (1)	2018	2017	2016	2015	or as of December 31, 2014
Weighted average portfolio yield on debt investments	17.1%	16.4%	14.4%	17.0%	15.4%
Coupon income	10.7%	10.4%	10.4%	10.6%	11.1%
Accretion of discount	1.0%	0.8%	0.8%	0.8%	0.4%
Accretion of end-of-term payments	2.2%	2.0%	2.5%	4.0%	3.0%
Impact of prepayments during the period	3.2%	3.2%	0.7%	1.6%	0.9%

_______________

(1)

Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted net increase in net assets per share for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

Basic and Diluted Share Information	For the Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Net investment income	$34,989	$26,266	$23,011
Net increase in net assets resulting from operations	$36,562	$19,227	$11,126
Basic and diluted weighted average shares of common stock outstanding	20,488	16,324	16,160
Basic and diluted net investment income per share of common stock	$1.71	$1.61	$1.42
Basic and diluted net increase in net assets resulting from operations per share of common stock	$1.78	$1.18	$0.69

Note 10. Equity

Since inception through December 31, 2018, the Company has issued 25,087,545 shares of common stock through an initial public offering, a concurrent private placement offering in 2014, a follow-on offering in 2015, a private placement offering in 2017 and a follow-on offering and concurrent private placement offering in 2018. The Company received net proceeds from these offerings of approximately $354.7 million, net of the portion of the underwriting sales load and offering costs paid by the Company.

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the years ended December 31, 2018, December 31, 2017 and December 31, 2016, is provided in the following tables.

Issuance of Common Stock for the Year Ended December 31, 2018 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2018 distribution reinvestment	4/6/2018	22	$249	$—	$—	$11.35 per share
Second quarter 2018 distribution reinvestment	6/15/2018	19	234	—	—	$12.08 per share
Public offering of common stock (1)	8/9/2018	6,000	82,200	—	260	$13.70 per share
Private placement (1)	8/9/2018	400	5,480	—	—	$13.70 per share
Exercise of over-allotment option	8/31/2018	525	7,191	—	—	$13.70 per share
Third quarter 2018 distribution reinvestment	9/14/2018	31	379	—	—	$12.39 per share
Fourth quarter 2018 distribution reinvestment	12/14/2018	39	448	—	—	$11.35 per share
Special 2018 distribution reinvestment	12/28/2018	14	145	—	—	$10.55 per share
Total issuance		7,050	$96,326	$—	$260

_______________

(1)

In connection with the offering, the Company’s investment adviser agreed to bear all of the sales load and to pay to the underwriters an additional supplemental payment of approximately $0.04 per share.

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

There was no repurchase of common stock during the year ended December 31, 2018 and December 31, 2017. The Company repurchased 485,986 shares of common stock for approximately $5.4 million during the year ended December 31, 2016.

Shares Repurchased for the Year Ended December 31, 2016 (in thousands, except per share data)	Date	Number of Shares Repurchased	Approximate Dollar Value of Shares Repurchased	Average Price per Share
Shares Repurchased	5/12/2016 to 6/16/2016	190	$2,002	$ 10.52 per share
Shares Repurchased	8/11/2016 to 8/29/2016	296	$3,374	$ 11.41 per share
Total Shares Repurchased		486	$5,376

The Company had 24,780,223 and 17,730,091 shares of common stock outstanding as of December 31, 2018 and December 31, 2017, respectively.

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

For the tax years ended December 31, 2014, 2015, 2017 and 2018, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of approximately $155,000 and $19,000 for the years ended December 31, 2018 and December 31, 2017, respectively.

The following table summarizes cash distributions per share that have been authorized by the board of directors since the Company’s initial public offering. From March 5, 2014 (commencement of operations) to December 31, 2015 and during the year ended December 31, 2018, these distributions represent ordinary income as earnings exceeded distributions. Approximately $1.20 per share of the distributions during the year ended December 31, 2016 represent a return of capital.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	$0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	$0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	$0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	$0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	$0.10	(2)
Total cash distributions				$7.08
 _______________

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

(2)	Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the consolidated statements of operations through December 31, 2018, December 31, 2017 and December 31, 2016, respectively. For the year ended December 31, 2018, total distributions of $1.54 per share were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for 2018 exceeded its distributions. For the year ended December 31, 2017, total distributions of $1.44 per share were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for 2018 exceeded its distributions. For the year ended December 31, 2016, total distributions of $1.44 per share were declared and paid. Approximately $1.20 of the declared distribution in 2016 represents a return of capital due to realized losses on debt investments. The balance represents a distribution of ordinary income. As of December 31, 2018, the Company estimated it had undistributed 2018 taxable earnings of approximately $4.6 million. This “spillover” income will be paid as part of the 2019 dividends. Since March 5, 2014 (commencement of operations) to December 31, 2018, total distributions of $7.08 per share have been declared and paid.

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

It is the Company’s intention to distribute 100% of its annual taxable income to its stockholders and thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations for the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

In addition, during the year ended December 31, 2018, the Company adjusted net assets for permanent differences between financial reporting and tax reporting. These differences relate to non-deductible excise taxes that were reclassified between the following components of net assets:

	For the Year Ended December 31,
(in thousands)	2018	2017
Paid-in capital in excess of par value	$(155)	$(19)
Undistributed net investment income	155	(1,716)
Realized gains (losses)	—	1,735

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains, or a combination thereof. The Company distributed approximately $33.0 million, $23.7 million and $23.2 million, respectively, through four regular quarterly distributions during the years ended December 31, 2018, December 31, 2017 and December 31, 2016. The tax character of distributions paid for the year ended December 31, 2018 and December 31, 2017, was ordinary income with no distributions made from long term capital gains. The Company will distribute approximately $4.6 million of undistributed taxable income in 2019 to meet its intention of distributing all of its taxable income earned in the calendar year 2018. The amount of undistributed taxable income in the calendar year 2018 arises from $4.2 of ordinary income and $0.4 million of long term capital gains. The Company distributed approximately $1.0 million of undistributed taxable income in 2018 to meet its intention of distributing all of its taxable income earned in the calendar year 2017.

At December 31, 2018 and 2017, the components of distributable earnings on a tax basis are as follows:

	For the Year Ended December 31,
(in thousands)	2018	2017
Undistributed ordinary income	$4,203	$976
Undistributed-long term capital gains/(loss) carryforward	414	(128)
Unrealized gains (losses)	(1,663)	(1,568)
Total	$2,954	$(720)

For the year ended December 31, 2018, the Company paid approximately $19,000 of U.S. federal excise tax and had $155,000 accrued but unpaid U.S federal excise tax as of the balance sheet. For the year ended December 31, 2017, the Company paid no U.S. excise tax and had $19,000 accrued but unpaid U.S. federal excise tax expense as of the balance sheet date.

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2015-2018 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The Company may remain subject to examination by the state taxing authorities for an additional year depending on the jurisdiction.

Note 13. Selected Quarterly Financial Results

The following tables set forth selected quarterly financial data for the three months ended March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018 and for the three months ended March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017.

Selected Quarterly Financial Results (unaudited)	For the Three Months Ended
(in thousands, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total investment and other income	$12,619	$16,552	$17,678	$17,799
Net investment income	$5,947	$8,800	$10,012	$10,231
Net realized gains (losses)	$8	$773	$904	$(17)
Net unrealized gains (losses)	$1,988	$(1,179)	$(5)	$(899)
Net increase (decrease) in net assets resulting from operations	$7,943	$8,393	$10,912	$9,315

Basic and diluted net investment income per share	$0.34	$0.50	$0.46	$0.41
Basic and diluted net increase in net assets per share	$0.45	$0.47	$0.50	$0.38
Net asset value per common share at period end	$13.34	$13.45	$13.59	$13.50

Selected Quarterly Financial Results (unaudited)	For the Three Months Ended
(in thousands, except per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total investment and other income	$14,304	$15,682	$10,419	$11,105
Net investment income	$7,919	$8,831	$4,367	$5,149
Net realized gains (losses)	$(1,681)	$(1,714)	$(68)	$2,187
Net unrealized gains (losses)	$(2,461)	$804	$(620)	$(3,486)
Net increase (decrease) in net assets resulting from operations	$3,777	$7,921	$3,679	$3,850

Basic and diluted net investment income per share	$0.50	$0.55	$0.27	$0.30
Basic and diluted net increase in net assets per share	$0.24	$0.50	$0.23	$0.22
Net asset value per common share at period end	$13.38	$13.52	$13.39	$13.25

Note 14. Subsequent Events

Dividends

On March 1, 2019, the Board declared a $0.36 per share regular quarterly dividend, payable on March 29, 2019 to stockholders of record on March 20, 2019.

Recent Portfolio Activity

From January 1, 2019 through March 6, 2019, the Company closed $131.3 million of additional debt commitments and funded $73.8 million in new investments. TPC’s direct originations platform entered into $100.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From January 1, 2019 through March 6, 2019, the Company received principal repayments of $56.0 million on outstanding growth capital loans from two obligors.

Other Personnel Matters

Andrew J. Olson, the Company’s Chief Financial Officer, will be leaving the Company, effective as of March 22, 2019, to pursue other business interests. Christopher Gastelu, who has served as a consultant to the Company since July 2014, has been appointed by the Company’s board of directors as interim Chief Financial Officer effective as of March 22, 2019, while the Company commences a search for a permanent chief financial officer.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

1. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

2. Management’s Report on Internal Control Over Financial Reporting

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to an exemption for emerging growth companies under the JOBS Act.

3. Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On March 5, 2019, Andrew Olson, the Company’s Chief Financial Officer, informed the Company that he will be leaving the Company on March 22, 2019 in order to pursue other business interests.

In addition, on March 6, 2019, the Company’s board of directors appointed Christopher Gastelu to serve as interim Chief Financial Officer of the Company, effective as of March 22, 2019, while the Company’s board of directors commences a search for a permanent chief financial officer.

Mr. Gastelu, 59, has served as a strategic consultant to the Company since July 2014 and has served as an independent consultant providing advisory services to various senior management teams, boards of directors and ownership groups since June 2013. Prior to his consulting roles, Mr. Gastelu served as a managing director of the Financial Institutions Group of UBS Investment Bank (“UBS”), covering specialty finance companies from 2006 to 2013. During his time at UBS, Mr. Gastelu originated and completed a wide variety of transactions including initial public offerings, public and private offerings of debt and equity, and buy- and sell-side M&A assignments as well as strategic advisory engagements. Prior to joining UBS, Mr. Gastelu served as a managing director of the Financial Institutions Group of Ryan Beck & Co. from 1998 to 2006, where he covered banking institutions and established a specialty finance practice.

There is no arrangement or understanding between Mr. Gastelu and any other person pursuant to which he was appointed as interim Chief Financial Officer of the Company, nor is there any family relationship between Mr. Gastelu and any of the Company’s directors or other executive officers. Further, with regard to Mr. Gastelu, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees of the Company. This code of ethics is published under the “Governance Documents” tab on our website at www.tpvg.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate (3)

4.2	Indenture between TriplePoint Venture Growth BDC Corp. and U.S. National Bank Association, as trustee, dated July 31, 2015 (4)

4.3	Second Supplemental Indenture relating to the 5.75% Notes due 2022, by and between TriplePoint Venture Growth BDC Corp and U.S. National Bank Association, as trustee, dated July 14, 2017 (5)

4.4	Form of Global Note with respect to the 5.75% Notes due 2022 (6)

4.5	Securities Purchase Agreement, by and between TriplePoint Venture Growth BDC Corp., NorthStar Real Estate Capital Income Master Fund and Colony Capital Focus Fund, LP, dated August 6, 2018 (23)

10.1	Dividend Reinvestment Plan (7)

10.2	Investment Advisory Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Advisers LLC (8)

10.3	Custody Agreement between TriplePoint Venture Growth BDC Corp. and U.S. Bank, N.A. (9)

10.4	Administration Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Administrator LLC (10)

10.5	License Agreement between TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC (11)

10.6	Form of Indemnification Agreement between TriplePoint Venture Growth BDC Corp. and each of its directors and executive officers (12)

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

(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on June 10, 2014.
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on July 23, 2014.
(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on August 11, 2014.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on November 20, 2014.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on January 29, 2016
(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on January 29, 2018
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on October 26, 2017.
(23)

Incorporated by reference to Exhibit (k) (14) to the Registrant’s Post-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-223924) filed on August 9, 2018.

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

TriplePoint Venture Growth BDC Corp
Date: March 6, 2019	By:	/s/ JAMES P. LABE
James P. Labe
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 6, 2019.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 6, 2019
James P. Labe

By:	/s/ ANDREW J. OLSON	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2019
Andrew J. Olson

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President, Secretary, Treasurer and Director	March 6, 2019
Sajal K. Srivastava

By:	/s/ GILBERT E. AHYE	Director	March 6, 2019
Gilbert E. Ahye

By:	/s/ STEVEN P. BIRD	Director	March 6, 2019
Steven P. Bird

By:	/s/ STEPHEN A. CASSANI	Director	March 6, 2019
Stephen A. Cassani