Form 10-Q
period 2019-03-31
TriplePoint Venture Growth BDC Corp.
filed 2019-05-02
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

As of April 30, 2019, the registrant had 24,819,918 shares of common stock, $0.01 par value per share, outstanding.

TriplePoint Venture Growth BDC Corp.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investments at fair value (amortized cost of $458,176 and $435,084, respectively)	$457,695	$433,417
Short-term investments at fair value (cost of $49,994 and $19,999, respectively)	49,994	19,999
Cash	35,973	3,382
Restricted cash	6,014	6,567
Deferred credit facility costs	917	1,179
Prepaid expenses and other assets	3,783	2,510
Total assets	$554,376	$467,054

Liabilities
Revolving Credit Facility	$80,776	$23,000
2022 Notes, net	73,071	72,943
Payable for U.S. Treasury Bill assets	49,994	19,999
Base management fee payable	1,761	1,725
Income incentive fee payable	2,479	2,558
Accrued capital gains incentive fee	—	—
Payable to directors and officers	67	64
Other accrued expenses and liabilities	9,029	12,234
Total liabilities	$217,177	$132,523
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share (450,000 shares authorized; 24,820 and 24,780 shares issued and outstanding, respectively)	248	248
Paid-in capital in excess of par value	331,847	331,329
Total distributable earnings (loss)	5,104	2,954
Total net assets	$337,199	$334,531
Total liabilities and net assets	$554,376	$467,054

Net asset value per share	$13.59	$13.50

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2019	2018
Investment income
Interest income from investments	$17,147	$12,616
Other income
Expirations or terminations of unfunded commitments	158	—
Other fees	186	3
Total investment and other income	17,491	12,619

Operating expenses
Base management fee	1,761	1,528
Income incentive fee	2,479	1,487
Capital gains incentive fee	—	—
Interest expense and amortization of fees	2,203	2,518
Administration agreement expenses	422	407
General and administrative expenses	711	732
Total operating expenses	7,576	6,672

Net investment income	9,915	5,947

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	(29)	8
Net change in unrealized gains (losses) on investments	1,183	1,988
Net realized and unrealized gains (losses)	1,154	1,996

Net increase in net assets resulting from operations	$11,069	$7,943

Basic and diluted net investment income per share	$0.40	$0.34
Basic and diluted net increase in net assets per share	$0.45	$0.45
Basic and diluted weighted average shares of common stock outstanding	24,782	17,730

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common stock
	Shares	Par value	Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
Balance at December 31, 2017	17,730	$177	$235,488	$(720)	$234,945
Net increase in net assets resulting from operations	—	—	—	7,943	7,943
Distributions from net investment income	—	—	—	(6,383)	(6,383)
Balance at March 31, 2018	17,730	$177	$235,488	$840	$236,505

Balance at December 31, 2018	24,780	$248	$331,329	2,954	$334,531
Net increase in net assets resulting from operations	—	—	—	11,069	11,069
Distributions reinvested in common stock	40	—	518	—	518
Distributions from net investment income	—	—	—	(8,919)	(8,919)
Balance at March 31, 2019	24,820	$248	$331,847	$5,104	$337,199

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$11,069	$7,943
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(89,629)	(37,831)
Purchase of short-term investments, net	(29,995)	(2)
Principal payments and proceeds from investments	70,550	13,724
Payment-in-kind interest on investments	(771)	(605)
Net change in unrealized (gains) losses on investments	(1,183)	(1,988)
Net realized (gains) losses on investments	29	(8)
Amortization and accretion of premiums and discounts, net	(906)	(792)
(Accretion) of end-of-term payments, net of prepayments	(2,329)	(2,158)
Amortization of debt fees and issuance costs	390	369
Change in operating assets and liabilities:
Payable for U.S. Treasury Bill assets	29,995	2
Prepaid expenses and other assets	(1,273)	(452)
Base management fee payable	36	65
Income incentive fee payable	(79)	393
Payable to directors and officers	3	1
Other accrued expenses and liabilities	(3,244)	913
Net cash used in by operating activities	(17,337)	(20,426)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility, net	57,776	30,000
Distributions paid, net	(8,401)	—
Deferred credit facility costs	—	(1,260)
Net cash provided by (used in) financing activities	49,375	28,740
Net change in cash and restricted cash	32,038	8,314
Cash and restricted cash at beginning of period	9,949	10,006
Cash and restricted cash at end of period	$41,987	$18,320
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,693	$2,071
Distributions reinvested	$518	$—
Distribution declared, not paid	$—	$6,383
Offering costs yet to be paid	$20	$—

	For the Three Months Ended March 31,
	2019	2018
Cash	$35,973	$7,840
Restricted cash	6,014	10,480
Total cash and restricted cash shown in the statement of cash flows	$41,987	$18,320

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of March 31, 2019

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (7.00% interest rate, 9.00% EOT payment)	$13,247	$14,866	$14,398	4/30/2020
Total Biofuels / Biomass - 4.27%*			13,247	14,866	14,398
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	10,439	10,817	10,866	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	4,998	5,173	5,197	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	6,949	7,154	7,188	7/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	1,664	1,695	1,703	9/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,160	2,181	2,190	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	1,731	1,746	1,753	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,536	2,546	2,558	12/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	2,657	2,667	2,680	12/31/2021
Total Building Materials/Construction Machinery - 10.12%*			33,134	33,979	34,135
Buildings and Property
Knotel. Inc.	Buildings and Property	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	9,000	8,886	8,886	8/31/2022
	Buildings and Property	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	6,000	5,912	5,912	9/30/2022
Total Buildings and Property - 4.39%*			15,000	14,798	14,798
Business Applications Software
HI.Q, Inc.	Business Applications Software	Growth Capital Loan (11.00% interest rate, 2.00% EOT payment)	13,250	13,022	13,022	6/30/2023
MapR Technologies, Inc.	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	193	328	328	6/30/2019
	Business Applications Software	Equipment Loan (6.50% interest rate,10.00% EOT payment)	92	174	174	6/30/2019
	Business Applications Software	Equipment Lease (8.50% interest rate, 10.00% EOT payment) (1)	55	65	65	12/31/2019
	Business Applications Software	Equipment Loan (6.75% interest rate,10.00% EOT payment)	81	109	109	10/31/2019
	Business Applications Software	Equipment Lease (8.75% interest rate, 10.00% EOT payment) (1)	231	259	259	4/30/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	52	64	64	1/31/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	351	380	380	7/31/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	375	431	431	4/30/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	331	350	350	10/31/2020
	Business Applications Software	Equipment Loan (7.25% interest rate,10.00% EOT payment)	185	203	203	7/31/2020
	Business Applications Software	Equipment Lease (9.25% interest rate, 10.00% EOT payment) (1)	304	315	315	1/31/2021
	Business Applications Software	Equipment Loan (7.50% interest rate,10.00% EOT payment)	120	128	128	10/31/2020
	Business Applications Software	Equipment Lease (9.50% interest rate, 10.00% EOT payment) (1)	503	516	516	4/30/2021
	Business Applications Software	Equipment Loan (7.75% interest rate,10.00% EOT payment)	271	280	280	1/31/2021
	Business Applications Software	Equipment Lease (9.75% interest rate, 10.00% EOT payment) (1)	668	677	677	7/31/2021
	Business Applications Software	Equipment Loan (10.0% interest rate)	282	282	282
			4,094	4,561	4,561
OneSource Virtual, Inc.	Business Applications Software	Growth Capital Loan (Prime + 2.50% interest rate, 2.25% EOT payment)	10,000	10,225	10,225	3/31/2019
Passport Labs, Inc.	Business Applications Software	Growth Capital Loan (Prime + 4.25% interest rate, 5.25% EOT payment)	19,000	18,743	18,743	10/31/2022
Quantcast Corporation	Business Applications Software	Growth Capital Loan (Prime + 6.25% interest rate, 6.00% EOT payment)	15,000	15,142	15,142	3/31/2021
Total Business Applications Software - 18.30%*			61,344	61,693	61,693
Business to Business Marketplace
Adjust GmbH (1) (3)	Business to Business Marketplace	Growth Capital Loan (Prime + 4.75% interest rate, 2.50% PIK interest rate)	20,086	19,708	19,708	1/31/2022
	Business to Business Marketplace	Growth Capital Loan (Prime + 4.75% interest rate, 2.50% PIK interest rate)	8,041	7,891	7,891	1/31/2022
Total Business to Business Marketplace - 8.18%*			28,127	27,599	27,599
Consumer Products and Services
Clutter, Inc.	Consumer Products and Services	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	6,303	6,200	6,241	10/31/2020
	Consumer Products and Services	Growth Capital Loan (Prime + 4.50% interest rate, 4.00% EOT payment)	5,000	4,896	4,932	10/31/2021
	Consumer Products and Services	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	1,391	1,362	1,372	12/31/2020
	Consumer Products and Services	Growth Capital Loan (Prime + 4.50% interest rate, 4.00% EOT payment)	1,932	1,881	1,896	1/31/2022
			14,626	14,339	14,441
Outdoor Voices, Inc.	Consumer Products and Services	Growth Capital Loan (Prime + 5.00% interest rate, 9.75% EOT payment)	4,000	3,877	3,877	2/28/2022
Total Consumer Products and Services - 5.43%*			18,626	18,216	18,318
Consumer Retail
LovePop, Inc.	Consumer Retail	Growth Capital Loan (Prime + 4.75% interest rate, 6.75% EOT payment)	10,000	9,845	9,845	11/30/2021
Total Consumer Retail - 2.92%*			10,000	9,845	9,845
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (10.50% interest rate, 6.00% EOT payment)	5,000	5,027	5,050	2/28/2021
Outfittery GMBH (1) (2) (3)	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.25% interest rate, 9.00% EOT payment)	6,925	6,974	6,585	8/31/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	2,360	2,312	2,198	6/30/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.75% interest rate, 9.00% EOT payment)	2,294	2,180	2,132	12/31/2021
			11,579	11,466	10,915
Stance, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.50% interest rate, 5.50% EOT payment)	2,000	2,012	2,012	4/30/2020
Untuckit LLC	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.00% interest rate, 4.50% EOT payment)	1,693	1,761	1,761	11/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.00% interest rate, 4.50% EOT payment)	3,000	3,048	3,048	3/31/2020
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.75% interest rate, 4.50% EOT payment)	4,500	4,541	4,541	3/31/2020
			9,193	9,350	9,350
Total E-Commerce - Clothing and Accessories - 8.10%*			27,772	27,855	27,327
E-Commerce - Personal Goods
Enjoy Technology, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (Prime + 5.25% interest rate, 5.50% EOT payment)	10,000	9,777	9,777	9/30/2021
Total E-Commerce - Personal Goods - 2.90%*			10,000	9,777	9,777
Entertainment
Mind Candy Limited (1) (3) (12)	Entertainment	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	10,730	11,681	6,886	1/31/2019
Roli, Ltd. (1) (2) (3)	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	10,732	10,610	10,207	5/31/2021
	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	1,342	1,326	1,280	5/31/2021
	Entertainment	Growth Capital Loan (11.25% interest rate, 9.50% EOT payment)	1,325	1,299	1,268	7/31/2021
	Entertainment	Revolver (Prime + 3.25% interest rate, 5.00% EOT payment)	129	129	127	6/30/2019
	Entertainment	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	1,898	1,898	1,870	6/30/2019
	Entertainment	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	4,556	4,556	4,508	6/30/2019
			19,982	19,818	19,260
Total Entertainment - 7.75%*			$30,712	$31,499	$26,146

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2019

Venture Growth Stage Company	Industry	Type of Investment	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments (continued)
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	$5,000	$5,072	$5,072	9/30/2019
	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	5,000	5,071	5,071	9/30/2019
			10,000	10,143	10,143
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	18,000	18,346	18,346	12/31/2020
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	2,200	2,217	2,217	3/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	3,300	3,278	3,278	7/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	2,500	2,480	2,480	8/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	1,500	1,484	1,484	9/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	2,500	2,473	2,473	9/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	6,000	5,895	5,895	11/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	4,000	3,918	3,918	12/31/2021
			40,000	40,091	40,091
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,434	5,434	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,433	5,433	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	5,000	5,321	5,321	11/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	10,000	9,993	9,993	6/30/2021
			25,000	26,181	26,181
Total Financial Institution and Services - 22.66%*			75,000	76,415	76,415
Human Resources/Recruitment
Hired, Inc.	Human Resources/Recruitment	Growth Capital Loan (Prime + 5.00% interest rate, 6.00% EOT payment)	5,000	4,881	4,881	9/30/2022
	Human Resources/Recruitment	Growth Capital Loan (Prime + 6.50% interest rate, 7.25% EOT payment)	5,000	4,881	4,881	3/31/2022
Total Human Resources/Recruitment - 2.90%*			10,000	9,762	9,762
Network Systems Management Software
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	5,000	5,000	5,000	4/4/2020
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	24,512	24,512	22,279	4/4/2021
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	4,789	4,789	3,756	4/4/2021
Total Network Systems Management Software - 9.20%*			34,301	34,301	31,035
Other Financial Services
Upgrade, Inc.	Other Financial Services	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	6,000	5,909	5,909	1/31/2023
	Other Financial Services	Growth Capital Loan (11.0% interest rate, 8.50% EOT payment)	1,522	1,497	1,497	1/31/2023
	Other Financial Services	Growth Capital Loan (8.50% interest rate, 2.75% EOT payment)	6,391	6,311	6,311	1/31/2020
	Other Financial Services	Growth Capital Loan (9.50% interest rate, 6.25% EOT payment)	6,087	5,973	5,973	2/28/2022
Total Other Financial Services - 5.84%*			20,000	19,690	19,690
Real Estate Services
Sonder USA, Inc.	Real Estate Services	Growth Capital Loan (Prime + 5.75% interest rate, 5.25% EOT payment)	20,000	19,680	19,680	6/30/2022
Total Real Estate Services - 5.84%*			20,000	19,680	19,680
Restaurant / Food Service
Munchery, Inc. (2) (7) (13)	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% PIK interest rate, 8.75% EOT payment)	2,589	2,729	1,802	6/30/2019
	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% PIK interest rate)	300	300	198	6/30/2019
	Restaurant / Food Service	Debtor in Possession Loan (12.50% interest rate per annum)	183	183	183	4/25/2019
	Restaurant / Food Service	Debtor in Possession Loan (12.50% interest rate per annum)	28	28	28	4/25/2019
Total Restaurant / Food Service - 0.66%*			3,100	3,240	2,211
Security Services
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	2,192	2,967	2,967	9/30/2019
	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	1,965	2,305	2,305	2/29/2020
	Security Services	Growth Capital Loan (Prime + 2.90% interest rate, 8.00% EOT payment)	10,000	9,790	9,790	9/30/2022
Total Security Services - 4.47%*			14,157	15,062	15,062
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3) (7)	Wireless Communications Equipment	Growth Capital Loan (Prime + 11.75% PIK interest rate)	6,701	6,701	6,093	12/31/2021
	Wireless Communications Equipment	Growth Capital Loan (Prime + 12.00% PIK interest rate)	375	375	375	12/31/2019
Total Wireless Communications Equipment - 1.92%*			7,076	7,076	6,468
Total Debt Investments - 125.85%*			$431,596	$435,353	$424,396

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2019

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost (6)	Fair Value
Warrant Investments (8)
Advertising / Marketing
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	$35	$148
Total Advertising / Marketing - 0.04%*			48,500	35	148
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Preferred Stock	4,545,455	500	864
Total Building Materials/Construction Machinery - 0.26%*			4,545,455	500	864
Buildings and Property
Knotel, Inc.	Buildings and Property	Preferred Stock	36,026	159	159
Total Buildings and Property - 0.05%*			36,026	159	159
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Preferred Stock	547,440	1,540	2,566
HI.Q, Inc.	Business Applications Software	Preferred Stock	606,952	196	437
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	253,805	41	48
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	80
OneSource Virtual, Inc.	Business Applications Software	Preferred Stock	39,318	90	90
Passport Labs, Inc.	Business Applications Software	Preferred Stock	17,448	228	228
Quantcast Corporation (5)	Business Applications Software	Cash Exit Fee	—	213	188
Toast, Inc. (2)	Business Applications Software	Preferred Stock	26,325	27	269
Total Business Applications Software - 1.19%*			1,943,754	2,394	4,001
Business to Business Marketplace
Factual, Inc. (2)	Business to Business Marketplace	Preferred Stock	23,536	43	43
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	37
RetailNext, Inc.	Business to Business Marketplace	Preferred Stock	123,420	80	111
Total Business to Business Marketplace - 0.06%*			157,302	163	191
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.) (2)	Conferencing Equipment / Services	Preferred Stock	323,381	670	203
Total Conferencing Equipment / Services - 0.06%*			323,381	670	203
Consumer Products and Services
Clutter, Inc.	Consumer Products and Services	Preferred Stock	77,434	363	530
Quip NYC, Inc. (2)	Consumer Products and Services	Preferred Stock	33,017	364	364
Outdoor Voices, Inc.	Consumer Products and Services	Common Stock	255,000	360	360
Total Consumer Products and Services - 0.37%*			365,451	1,087	1,254
Consumer Retail
LovePop, Inc.	Consumer Retail	Preferred Stock	163,463	168	168
Total Consumer Retail - 0.05%*			163,463	168	168
Database Software
Qubole, Inc. (2)	Database Software	Preferred Stock	88,422	41	41
Total Database Software - 0.01%*			88,422	41	41
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	40,786	123	42
Outfittery GMBH (1) (2) (3) (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	—	501	477
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	88,037	213	428
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	149,203	1,081	1,277
Stance, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	75,000	41	70
Untuckit LLC (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	—	39	43
Total E-Commerce - Clothing and Accessories - 0.69%*			353,026	1,998	2,337
E-Commerce - Personal Goods
Enjoy Technology, Inc.	E-Commerce - Personal Goods	Preferred Stock	336,304	269	269
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	202,506	168	768
Total E-Commerce - Personal Goods - 0.31%*			538,810	437	1,037
Educational/Training Software
Varsity Tutors LLC (2) (5)	Educational/Training Software	Preferred Stock	240,590	65	185
Tangible Play, Inc.	Educational/Training Software	Preferred Stock	—	—	—
Total Educational/Training Software - 0.05%*			240,590	65	185
Entertainment
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	22,376	751	—
Roli, Ltd. (1) (2) (3)	Entertainment	Preferred Stock	102,247	644	626
Total Entertainment - 0.19%*			124,623	1,395	626
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Preferred Stock	271,293	361	757
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Preferred Stock	40,596	766	766
Revolut Ltd. (1) (2) (3)	Financial Institution and Services	Preferred Stock	6,253	40	40
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	128,288	382	490
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	46,548	136	142
Total Financial Institution and Services - 0.65%*			492,978	1,685	2,195
Food & Drug
Capsule Corp. (2) (5)	Food & Drug	Cash Exit Fee	—	129	129
Total Food & Drug - 0.04%*			—	129	129
General Media and Content
BZ Holdings, Inc. (fka TechMediaNetwork, Inc.) (2)	General Media and Content	Preferred Stock	72,234	31	38
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	774,352	624	1,022
Total General Media and Content - 0.31%*			846,586	655	1,060
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	19,201	240	240
Total Household & Office Goods - 0.07%*			19,201	240	240
Human Resources/Recruitment
Hired, Inc. (2)	Human Resources/Recruitment	Preferred Stock	93,141	156	156
Total Human Resources/Recruitment - 0.05%*			93,141	156	156
Medical Software and Information Services
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	112	74
Total Medical Software and Information Services - 0.02%*			31,063	112	74
Other Financial Services
Upgrade, Inc.	Other Financial Services	Preferred Stock	744,225	223	223
Total Other Financial Services - 0.07%*			744,225	223	223

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of March 31, 2019

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost (6)	Fair Value
Warrant Investments (8) (continued)
Real Estate Services
Homelight, Inc. (2)	Real Estate Services	Preferred Stock	8,339	27	27
Sonder USA, Inc.	Real Estate Services	Preferred Stock	136,511	232	232
Total Real Estate Services - 0.08%*			144,850	259	259
Security Services
CrowdStrike, Inc. (2)	Security Services	Preferred Shares	99,344	72	1,113
Forgerock, Inc.	Security Services	Preferred Stock	195,992	155	670
Forgerock, Inc.	Security Services	Preferred Stock	161,724	340	340
Total Security Services - 0.63%*			457,060	567	2,123
Social/Platform Software
ClassPass, Inc.	Social/Platform Software	Preferred Stock	84,507	281	281
Total Social/Platform Software - 0.08%*			84,507	281	281
Travel & Leisure
Inspirato, LLC (2)	Travel & Leisure	Preferred Units	1,994	37	22
GoEuro Corp. (1) (2)	Travel & Leisure	Preferred Units	2,362	65	64
Total Travel & Leisure - 0.03%*			4,356	102	86
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	—
Total Wireless Communications Equipment - 0.00%*			33,000	95	—
Total Warrant Investments - 5.35%*				$13,616	$18,040

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost (6)	Fair Value
Equity Investments (2) (8)
Business Applications Software
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	39,018	161	144
Convoy, Inc.	Business Applications Software	Preferred Stock	35,208	250	250
Total Business Applications Software - 0.12%*			74,226	411	394
Communications Software
Pluribus Networks, Inc.	Communications Software	Preferred Stock	722,073	2,000	2,000
Total Communications Software - 0.59%*			722,073	2,000	2,000
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	67,934	500	500
Total E-Commerce - Clothing and Accessories - 0.15%*			67,934	500	500
E-Commerce - Personal Goods
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	134,249	500	830
Total E-Commerce - Personal Goods - 0.25%*			134,249	500	830
Educational/Training Software
Varsity Tutors LLC	Educational/Training Software	Preferred Stock	92,470	250	249
Total Educational/Training Software - 0.07%*			92,470	250	249
Financial Institution and Services
GoGreenHost AB (1) (3)	Financial Institution and Services	Preferred Stock	1	2,134	1,764
Revolut Ltd. (1) (3)	Financial Institution and Services	Preferred Stock	25,920	292	664
Total Financial Institution and Services - 0.72%*			25,921	2,426	2,428
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	8,000	250	250
Casper Sleep Inc.	Household & Office Goods	Common Stock	26,669	750	740
Total Household & Office Goods - 0.29%*			34,669	1,000	990
Network Systems Management Software
Cohesity Inc.	Network Systems Management Software	Preferred Stock	60,342	400	468
Total Network Systems Management Software - 0.14%*			60,342	400	468
Security Services
CrowdStrike, Inc.	Security Services	Preferred Stock	87,849	500	1,375
CrowdStrike, Inc.	Security Services	Common Stock	97,656	500	1,486
Total Security Services - 0.85%*			185,505	1,000	2,861
Shopping Facilitators
Farfetch UK Limited (1) (2) (3) (10)	Shopping Facilitators	Common Stock	148,851	170	4,003
Total Shopping Facilitators - 1.19%*			148,851	170	4,003
Travel & Leisure
Inspirato, LLC (1) (4)	Travel & Leisure	Preferred Units	1,948	250	257
GoEuro Corp. (1)	Travel & Leisure	Preferred Stock	2,362	300	279
Total Travel & Leisure - 0.16%*			4,310	550	536
Total Equity Investments - 4.53%*				$9,207	$15,259

Total Investments in Portfolio Companies - 135.73%* (11)				$458,176	$457,695

Short-Term Investments (2)				Cost (6)	Fair Value
U.S. Treasury Bills	$50,000 Face Value, Maturity Date 4/4/2019, Yield to Maturity 2.30%			$49,994	$49,994
Total Short-Term Investments - 14.83%*				$49,994	$49,994

Total Investments - 150.56%* (9)				$508,170	$507,689

______________

(1)

Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2019, non-qualifying assets as a percentage of total assets were 27.1%.

(2)	As of March 31, 2019, these debt investments, warrant and equity investments, and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.
(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)

Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $12.7 million, $(13.2) million and $(0.5) million respectively. The tax cost of investments is $508.2 million.

(7)	Debt is on non-accrual status at March 31, 2019 and is therefore considered non-income producing.
(8)	Non-income producing investments.
(9)

Except for equity in one public company and the short-term investments in U.S. Treasury Bills, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).

(10)	Entity is publicly traded and listed on New York Stock Exchange.
(11)

The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(12)

During the period, Mind Candy Limited’s obligations under its financing arrangements with the Company became past due. The Company and Mind Candy are in the process of renegotiating the terms of the Company’s investment.

(13)	On February 28, 2019, Munchery, Inc. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.
*	Value as a percentage of net assets.

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
E-Commerce - Clothing and Accessorie
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

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

As of December 31, 2018

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost (6)	Fair Value
Warrant Investments (8)
Advertising / Marketing
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	48,500	$35	$104
Total Advertising / Marketing - 0.03%*			48,500	35	104
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Preferred Stock	4,545,455	500	864
Total Building Materials/Construction Machinery - 0.26%*			4,545,455	500	864
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Preferred Stock	547,440	1,540	2,566
HI.Q, Inc.	Business Applications Software	Preferred Stock	606,952	196	196
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	253,805	41	129
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	55,814	11	80
OneSource Virtual, Inc.	Business Applications Software	Preferred Stock	39,318	90	90
Passport Labs, Inc.	Business Applications Software	Preferred Stock	17,448	228	228
Quantcast Corporation (5)	Business Applications Software	Cash Exit Fee	—	213	219
Toast, Inc. (2)	Business Applications Software	Preferred Stock	26,325	27	136
Total Business Applications Software - 1.12%*			1,943,754	2,394	3,739
Business to Business Marketplace
Factual, Inc. (2)	Business to Business Marketplace	Preferred Stock	23,536	43	43
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	10,346	40	37
RetailNext, Inc.	Business to Business Marketplace	Preferred Stock	123,420	80	80
Total Business to Business Marketplace - 0.05%*			157,302	163	160
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.) (2)	Conferencing Equipment / Services	Preferred Stock	323,381	670	203
Total Conferencing Equipment / Services - 0.06%*			323,381	670	203
Consumer Products and Services
Clutter, Inc.	Consumer Products and Services	Preferred Stock	71,064	333	333
Quip NYC, Inc. (2)	Consumer Products and Services	Preferred Stock	33,017	364	364
Total Consumer Products and Services - 0.21%*			104,081	697	697
Consumer Retail
LovePop, Inc.	Consumer Retail	Preferred Stock	163,463	168	168
Total Consumer Retail - 0.05%*			163,463	168	168
Database Software
Qubole, Inc. (2)	Database Software	Preferred Stock	88,422	41	41
Total Database Software - 0.01%*			88,422	41	41
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	40,786	123	42
Outfittery GMBH (1) (2) (3) (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	—	501	486
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	88,037	213	512
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	149,203	1,081	1,280
Stance, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	75,000	41	70
Untuckit LLC (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	—	39	43
Total E-Commerce - Clothing and Accessories - 0.73%*			353,026	1,998	2,433
E-Commerce - Personal Goods
Enjoy Technology, Inc.	E-Commerce - Personal Goods	Preferred Stock	336,304	269	269
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	105,655	88	401
Total E-Commerce - Personal Goods - 0.20%*			441,959	357	670
Educational/Training Software
Varsity Tutors LLC (2) (5)	Educational/Training Software	Preferred Stock	240,590	65	185
Tangible Play, Inc.	Educational/Training Software	Preferred Stock	61,840	79	79
Total Educational/Training Software - 0.08%*			302,430	144	264
Entertainment
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	22,376	751	—
Roli, Ltd. (1) (2) (3)	Entertainment	Preferred Stock	102,247	644	612
Total Entertainment - 0.18%*			124,623	1,395	612
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Preferred Stock	271,293	361	757
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Preferred Stock	40,596	766	766
Revolut Ltd. (1) (2) (3)	Financial Institution and Services	Preferred Stock	6,253	40	40
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	128,288	382	490
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	46,548	136	142
Total Financial Institution and Services - 0.66%*			492,978	1,685	2,195
Food & Drug
Capsule Corp. (2) (5)	Food & Drug	Cash Exit Fee	—	129	129
Total Food & Drug - 0.04%*			—	129	129
General Media and Content
BZ Holdings, Inc. (fka TechMediaNetwork, Inc.) (2)	General Media and Content	Preferred Stock	72,234	31	38
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	774,352	624	1,022
Total General Media and Content - 0.32%*			846,586	655	1,060
Human Resources/Recruitment
Hired, Inc. (2)	Human Resources/Recruitment	Preferred Stock	32,599	55	55
Total Human Resources/Recruitment - 0.02%*			32,599	55	55
Medical Software and Information Services
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	31,063	112	74
Total Medical Software and Information Services - 0.02%*			31,063	112	74
Real Estate Services
Homelight, Inc. (2)	Real Estate Services	Preferred Stock	8,339	27	27
Sonder USA, Inc.	Real Estate Services	Preferred Stock	136,511	232	232
Total Real Estate Services - 0.08%*			144,850	259	259

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2018

Venture Growth Stage Company	Industry	Type of Warrant	Shares	Cost (6)	Fair Value
Warrant Investments (8) (continued)
Restaurant / Food Service	n
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	21,537	45	—
Total Restaurant / Food Service - 0.00%*			21,537	45	—
Security Services
CrowdStrike, Inc. (2)	Security Services	Preferred Shares	99,344	72	1,035
Forgerock, Inc.	Security Services	Preferred Stock	195,992	155	459
Total Security Services - 0.45%*			295,336	227	1,494
Shopping Facilitators
Farfetch UK Limited (1) (2) (3) (10)	Shopping Facilitators	Preferred Stock	189,995	170	1,996
Total Shopping Facilitators - 0.60%*			189,995	170	1,996
Travel & Leisure
Inspirato, LLC (2)	Travel & Leisure	Preferred Units	1,994	37	26
GoEuro Corp. (1) (2)	Travel & Leisure	Preferred Units	2,362	65	64
Total Travel & Leisure - 0.03%*			4,356	102	90
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	33,000	95	—
Eero, Inc.	Wireless Communications Equipment	Preferred Stock	94,806	114	-
Eero, Inc.	Wireless Communications Equipment	Cash Exit Fee (5)	—	77	207
			94,806	191	207
Total Wireless Communications Equipment - 0.06%*			127,806	286	207
Total Warrant Investments - 5.24%*				$12,287	$17,514

Venture Growth Stage Company	Industry	Type of Equity	Shares	Cost (6)	Fair Value
Equity Investments (2) (8)
Business Applications Software
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	39,018	161	161
Convoy, Inc.	Business Applications Software	Preferred Stock	35,208	250	250
Total Business Applications Software - 0.12%*			74,226	411	411
Communications Software
Pluribus Networks, Inc.	Communications Software	Preferred Stock	722,073	2,000	2,000
Total Communications Software - 0.60%*			722,073	2,000	2,000
E-Commerce - Personal Goods
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	134,249	500	830
Total E-Commerce - Personal Goods - 0.25%*			134,249	500	830
Educational/Training Software
Varsity Tutors LLC	Educational/Training Software	Preferred Stock	92,470	250	249
Total Educational/Training Software - 0.07%*			92,470	250	249
Financial Institution and Services
GoGreenHost AB (1) (3)	Financial Institution and Services	Preferred Stock	1	2,138	1,730
Revolut Ltd. (1) (3)	Financial Institution and Services	Preferred Stock	25,920	292	664
Total Financial Institution and Services - 0.72%*			25,921	2,430	2,394
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	8,000	250	251
Casper Sleep Inc.	Household & Office Goods	Common Stock	26,669	750	741
Total Household & Office Goods - 0.30%*			34,669	1,000	992
Network Systems Management Software
Cohesity Inc.	Network Systems Management Software	Preferred Stock	60,342	400	468
Total Network Systems Management Software - 0.14%*			60,342	400	468
Security Services
CrowdStrike, Inc.	Security Services	Preferred Stock	87,849	500	1,297
CrowdStrike, Inc.	Security Services	Common Stock	97,656	500	1,378
Total Security Services - 0.80%*			185,505	1,000	2,675
Travel & Leisure
Inspirato, LLC (1) (4)	Travel & Leisure	Preferred Units	1,948	250	258
GoEuro Corp. (1)	Travel & Leisure	Preferred Stock	2,362	300	279
Total Travel & Leisure - 0.16%*			4,310	550	537
Total Equity Investments - 3.16%*				$8,541	$10,556

Total Investments in Portfolio Companies - 129.56%* (11)				$435,084	$433,417

Short-Term Investments (2)				Cost (6)	Fair Value
U.S. Treasury Bills	$20,000 Face Value, Maturity Date 1/3/2019, Yield to Maturity 2.15%			$19,999	$19,999
Total Short-Term Investments - 5.98%*				$19,999	$19,999

Total Investments - 135.54%* (9)				$455,083	$453,416

______________

(1)	Investment is a non-qualifying asset under Section 55(a) of the 1940 Act. As of December 31, 2018, non-qualifying assets as a percentage of total assets were 25.6%.
(2)	As of December 31, 2018, these debt investments, warrant and equity investments, and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.
(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)

Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $12.1 million, $(13.8) million and $(1.7) million respectively. The tax cost of investments is $455.1 million.

(7)	Debt is on non-accrual status at December 31, 2018 and is therefore considered non-income producing.
(8)	Non-income producing investments.
(9)

Except for warrants in one public company and the short-term investments in U.S. Treasury Bills, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Board.

(10)	Entity is publicly traded and listed on New York Stock Exchange.
(11)

The Company generally acquires its investments in private transactions exempt from registration under the Securities Act. These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

*	Value as a percentage of net assets.

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

(unaudited)

As of March 31, 2019 and as of December 31, 2018

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

For each debt investment tied to the Prime Rate, “Prime”, the current rate is 5.50% as of March 31, 2019.

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

March 31, 2019
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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2019.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s condensed consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude U.S. Treasury Bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. The Company had cumulative realized and unrealized losses during the three months ended March 31, 2019 and March 31, 2018, and, as a result, no capital gains incentive fees were recorded for the three months ended March 31, 2019 and March 31, 2018.

Management and Incentive Fees	For the Three Months Ended March 31,
(in thousands)	2019	2018
Base management fee	$1,761	$1,528
Income incentive fee	$2,479	$1,487
Capital gains incentive fee	$—	$—

The table above presents the base management and incentive fees accrued during the period which are paid in the quarter after they are earned. During the three months ended March 31, 2019 and March 31, 2018, approximately $1.7 million and $1.5 million, respectively, of base management fees earned in prior periods were paid, and approximately $2.6 million and $1.1 million, respectively, of income incentive fees earned in prior periods were paid.

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

For the three months ended March 31, 2019 and 2018, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.4 million, respectively, of which approximately $23 thousand and $64 thousand, respectively, were paid or payable to third party service providers.

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

Equity Investments

The fair value of an equity investment in a privately held company is initially the amount invested. The Company adjusts the fair value of equity investments in private companies upon the completion of a new third party round of equity financing subsequent to its investment. The Company may adjust the fair value of an equity investment absent a new equity financing event based upon positive or negative changes in a portfolio company’s financial or operational performance. The Company may also reference comparable transactions and/or secondary market transactions of comparable companies to estimate fair value. These valuation methodologies involve a significant degree of judgment.
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

Investment Valuation

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2019 and as of December 31, 2018. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type	As of March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$424,396	$424,396
Warrant investments	—	—	18,040	18,040
Equity investments	4,003	—	11,256	15,259
Short-term investments	49,994	—	—	49,994
Total investments	$53,997	$—	$453,692	$507,689

Investment Type	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$405,347	$405,347
Warrant investments	—	1,996	15,518	17,514
Equity investments	—	—	10,556	10,556
Short-term investments	19,999	—	—	19,999
Total investments	$19,999	$1,996	$431,421	$453,416

 The following tables present information about Level 3 investments measured at fair value for the three months ended March 31, 2019 and March 31, 2018. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended March 31, 2019
Investment Activity (in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2019	$405,347	$15,518	$10,556	$431,421
Funding and purchases of investments, at cost	87,641	1,322	666	89,629
Principal payments and sale proceeds received from investments	(70,550)	—	—	(70,550)
Amortization and accretion of premiums and discounts, net and end-of-term payments	3,235	—	—	3,235
Realized gains (losses) on investments	—	7	—	7
Net change in unrealized gains (losses) included in earnings	(2,048)	1,193	4,037	3,182
Payment-in-kind coupon	771	—	—	771
Gross transfers out of Level 3 (1)	—	—	(4,003)	(4,003)
Totals	$424,396	$18,040	$11,256	$453,692

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2019	$(2,334)	$1,023	$4,037	$2,726

_______________

(1)	Transfers out of Level 3 are measured as of the date of the transfer. During the three months ended March 31, 2019, these transfers relate to an equity investment in a publicly traded company.
Level 3	For the Three Months Ended March 31, 2018
Investment Activity (dollars in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2018	$352,052	$11,062	$7,969	$371,083
Fundings of investments, at cost	36,966	615	250	37,831
Principal payments and sale proceeds received from investments	(14,224)	—	—	(14,224)
Amortization and accretion of premiums and discounts, net and end-of-term payments	2,950	—	—	2,950
Realized gains (losses) on investments	—	—	—	—
Net change in unrealized gains (losses) included in earnings	1,957	(539)	38	1,456
Payment-in-kind coupon	605	—	—	605
Totals	$380,306	$11,138	$8,257	$399,701

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2018	$2,287	$(539)	$38	$1,786

Realized gains and losses are included as a component of net realized gains (losses) in the condensed consolidated statements of operations.

During the three months ended March 31, 2019, the Company recognized net realized losses on investments of approximately $(29) thousand, as a result of changes in foreign currency between the time of investment and liquidation. During the three months ended March 31, 2018, the Company recognized net realized gains on investments of $8 thousand, as a result of changes in foreign currency between the time of investment and liquidation.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations.

Net change in unrealized appreciation during the three months ended March 31, 2019 was approximately $1.2 million, which primarily consisted of $3.6 million of net unrealized appreciation on the investment portfolio related to mark to market activity, offset by the reversal and recognition of previously recorded net unrealized appreciation of $2.4 million into income or realized gains due to the disposition of four portfolio companies. Net change in unrealized gains during the three months ended March 31, 2018 was approximately $2.0 million, which consisted of net unrealized appreciation of $2.0 million and $0.5 million related to debt investments and equity investments, respectively, offset by net unrealized depreciation of $0.5 million from warrant investments.

For the three months ended March 31, 2019, the Company recognized approximately $0.3 million, in other income consisting of approximately $0.1 million, from the termination or expiration of unfunded commitments and approximately $0.2 million from amortization of certain fees paid by portfolio companies and other income. For the three months ended March 31, 2018, the Company recognized approximately $3 thousand in other income, from the recognition of certain fees paid by portfolio companies and other income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of March 31, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments	As of March 31, 2019
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$408,831	Discounted Cash Flows	Discount Rate	9.77% - 90.14%	16.57%
	15,565	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	33.33% -75.00%
Warrant investments	15,850	Black Scholes Option Pricing Model	Revenue Multiples	0.90x - 9.50x	3.99x
			Volatility	37.50% - 80.00%	58.63%
			Term	1.00– 4.50 Years	2.69 Years
			Discount for Lack of Marketability	0.00% - 25.00%	18.92%
			Risk Free Rate	2.20% - 2.50%	2.27%
	1,353	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	26.40% - 27.50%	26.73%
			Term	1.50 - 4.50 Years	2.40 Years
	837	Discounted Expected Return	Discount Rate	18.00% - 22.50%	19.40%
			Term	2.80 - 4.00 Years	3.40 Years
			Expected Recovery Rate	50.00% - 80.00%	71.40%
Equity investments	5,641	Black Scholes Option Pricing Model	Revenue Multiples	1.00x - 9.50x	6.67x
			Volatility	37.50% - 80.00%	55.50%
			Term	1.50 - 4.50 Years	2.42 Years
			Discount for Lack of Marketability	0.00% - 4.20%	4.20%
			Risk Free Rate	2.20% - 2.30%	2.26%
	3,851	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	23.10% - 32.50%	26.43%
			Term	1.50 - 4.50 Years	2.73 Years
	1,764	Discounted Expected Recovery	Expected Recovery Rate	73.00%	73.00%
Total investments	$453,692

Level 3 Investments	As of December 31, 2018
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$390,465	Discounted Cash Flows	Discount Rate	9.80% - 43.66%	16.07%
	$14,882	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	33.33% -75.00%
Warrant investments	13,399	Black Scholes Option Pricing Model	Revenue Multiples	0.90x - 10.00x	4.01x
			Volatility	40.00% - 75.00%	57.81%
			Term	1.00– 4.00 Years	2.67 Years
			Discount for Lack of Marketability	0.00% - 22.70%	16.36%
			Risk Free Rate	2.40% - 3.00%	2.52%
	1,035	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	26.40%	26.40%
			Term	1.50 Years	1.50 Years
	1,084	Discounted Expected Return	Discount Rate	18.00% - 25.00%	19.21%
			Term	0.50 - 4.00 Years	2.68 Years
			Expected Recovery Rate	50.00% - 80.00%	72.23%
Equity investments	5,159	Black Scholes Option Pricing Model	Revenue Multiples	1.00x - 9.00x	6.15x
			Volatility	44.00% - 80.00%	56.00%
			Term	1.50 - 4.50 Years	2.40 Years
			Discount for Lack of Marketability	0.00% - 6.10%	6.10%
			Risk Free Rate	2.47% - 2.60%	2.52%
	3,667	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	21.40% - 32.50%	25.59%
			Term	1.50 - 4.50 Years	2.78 Years
	1,730	Discounted Expected Recovery	Expected Recovery Rate	71.00%	71.00%
Total investments	$431,421

As of March 31, 2019 the fair values for all but three of the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields as of the reporting date. The fair value for three debt investments as of March 31, 2019 were estimated using a Probability-Weighted Expected Return Method. As of March 31, 2019, fair values for all but six warrant investment positions were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Two warrant investments were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. Four investments contain fee conditions which may result in cash proceeds to the Company upon a qualifying liquidity event. These investments were valued using a discounted expected return method. As of March 31, 2019, all but four equity investments were valued using the market approach or the last equity financing round. The fair market value for two investments as of March 31, 2019 were derived based on a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. The fair values for two investments as of March 31, 2019 were based on time discounted expected recovery.

As of December 31, 2018, the fair values for all but four of the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields as of the reporting date. The fair values of the four debt investments as of December 31, 2018 were estimated using the Probability-Weighted Expected Return Method. As of December 31, 2018, fair values for all but one warrant investment positions were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. One warrant investment position was valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. Certain investments within the portfolio contain fee conditions which may result in cash proceeds to the Company upon a qualifying liquidity event. These fees were valued using a discounted expected return method. As of December 31, 2018, all but five equity investments were valued using the market approach or the last equity financing round. The fair market values for four investments as of December 31, 2018 were derived based on a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. The fair market value for one investment as of December 31, 2018 was based on time discounted expected recovery.

As of March 31, 2019 and December 31, 2018, approximately $406.6 million and $385.9 million of the Company’s assets were pledged for borrowings under its revolving credit facility, respectively.

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

Effective as of January 2018, borrowings under the Revolving Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Revolving Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Revolving Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of approximately 0.50% per annum for any unused borrowings under the Revolving Credit Facility on a monthly basis. The Revolving Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of approximately 55% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, Mr. James P. Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Revolving Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company’s failure to maintain compliance with RIC provisions at all times. The revolving period of the Revolving Credit Facility ends on February 21, 2020 and the maturity date of the Revolving Credit Facility is August 21, 2021. As of March 31, 2019 and December 31, 2018, the Company was in compliance with all covenants under the Revolving Credit Facility.

At March 31, 2019 and December 31, 2018, the Company had outstanding borrowings under the Revolving Credit Facility of $80.8 million and $23.0 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Revolving Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Revolving Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Revolving Credit Facility, paying and administrative agent fees, and the amortization of deferred Revolving Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Three Months Ended March 31,
(in thousands)	2019	2018
Revolving Credit Facility
Interest cost charged on borrowings	$488	$857
Unused fee	219	187
Amortization of costs and other fees	289	268
Revolving Credit Facility Total	$996	$1,312
2022 Notes
Interest cost	$1,075	$1,075
Amortization of costs and other fees	132	131
2022 Notes Total	$1,207	$1,206
Total interest expense and amortization of fees	$2,203	$2,518

During the three months ended March 31, 2019 and March 31, 2018, the Company had average outstanding borrowings under the Revolving Credit Facility of $35.5 million and $75.1 million, respectively, at a weighted average interest of 5.49% and 4.61%, respectively.

2022 Notes

On July 14, 2017, the Company completed a public offering of $65.0 million in aggregate principal amount of its 5.75% notes due 2022 (the “2022 Notes”) and received net proceeds of approximately $62.8 million after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, the Company issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of approximately $9.5 million after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning October 15, 2017. The 2022 Notes are listed on the NYSE under the symbol “TPVY”. The 2022 Notes were issued in integral principal amount multiples (“units”) of $25. The Company used a portion of the net proceeds from the offering of the 2022 Notes to redeem all of the outstanding 6.75% Notes due 2020.

At March 31, 2019, the 2022 Notes had a market price of $25.58 per unit, resulting in an aggregate fair value of approximately $76.5 million. The 2022 Notes are recorded at amortized cost in the condensed consolidated statements of assets and liabilities. Amortized cost includes approximately $1.7 million of deferred issuance cost at March 31, 2019, which is amortized and expensed over the five year term of the 2022 Notes based on an effective yield method.

The following tables provide additional information about the fair value hierarchy of the Company’s liabilities at March 31, 2019 and December 31, 2018.

Liability	As of March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$80,776	$80,776
2022 Notes, net *	—	74,802	—	74,802
Total	$—	$74,802	$80,776	$155,578

_______________

*	Net of approximately $1.7 million of deferred issuance cost

Liability	As of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$23,000	$23,000
2022 Notes, net *	—	72,860	—	72,860
Total	$—	$72,860	$23,000	$95,860

_______________

*	Net of approximately $1.8 million of deferred issuance cost.

Other Payables

On March 29, 2019, the Company purchased $50.0 million, in face value of U.S. Treasury Bills for settlement on April 2, 2019. On December 31, 2018, the Company purchased $20.0 million of U.S. Treasury Bills for settlement on January 4, 2019. The associated payable was included in the Company’s condensed consolidated statements of assets and liabilities as of March 31, 2019 and December 31, 2018.

Note 7. Commitments and Contingencies

Commitments

As of March 31, 2019 and December 31, 2018, the Company’s unfunded commitments totaled approximately $379.7 million to twenty-four portfolio companies and approximately $294.3 million to twenty portfolio companies, respectively, of which $102.0 million and $87.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. As of March 31, 2019, of the approximately $379.7 million of unfunded commitments, approximately $218.7 million will expire in 2019, $131.0 million will expire during 2020, and $30.0 million will expire during 2021, if not drawn prior to expiration.

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

The tables below provide the Company’s unfunded commitments by portfolio company as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019
Unfunded Commitments for Growth Capital Loans (unless otherwise noted) (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Adjust GMBH	$7,000	$139
BlueVine Capital, Inc.	20,000	—
Cambridge Broadband Network Limited	375	—
Capsule Corporation	10,000	179
Casper Sleep, Inc.	30,000	615
ClassPass, Inc.	30,000	581
Clutter, Inc.	15,374	156
FabFitFun, Inc.	10,000	75
Factual, Inc.	10,000	143
Fiverr International, Ltd.	30,000	158
Forgerock, Inc.	20,000	426
GoEuro Corp.	30,000	365
Grove Collaborative, Inc.	20,000	199
Homelight, Inc.	10,000	43
Knotel, Inc.	15,000	229
OneSource Virtual	10,000	—
Outdoor Voices, Inc.	11,000	294
Passport Labs, Inc.	6,000	61
Prodigy Finance Limited	2,000	20
Qubole, Inc.	15,000	78
Quip NYC, Inc.	25,000	514
Sonder USA, Inc.	5,000	109
Stance, Inc.	13,000	144
Toast, Inc.	35,000	115
Total	$379,749	$4,643

	As of December 31, 2018
Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
BlueVine Capital, Inc.	$20,000	$—
Capsule Corporation	10,000	179
Clutter, Inc.	2,306	176
FabFitFun, Inc.	10,000	75
Factual, Inc.	10,000	143
Fiverr International, Ltd.	30,000	158
GoEuro Corp.	30,000	365
Grove Collaborative, Inc.	10,000	81
Hired, Inc.	10,000	155
Homelight, Inc.	10,000	43
OneSource Virtual	10,000	—
Passport Labs, Inc.	6,000	61
Prodigy Finance Limited	2,000	20
Qubole, Inc.	15,000	78
Quip NYC, Inc.	25,000	514
Sonder USA, Inc.	5,000	46
Stance, Inc.	13,000	144
Tangible Play, Inc.	6,000	90
Toast, Inc.	60,000	115
WorldRemit Limited	10,000	67
Total	$294,306	$2,510

__________________

*Does not include $25.0 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The tables above also provide the fair value of the Company’s unfunded commitment liability totaling approximately $4.6 million and $2.5 million as of March 31, 2019 and December 31, 2018, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s condensed consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details regarding the Company’s unfunded commitments activity during the three months ended March 31, 2019 and March 31, 2018.

	For the Three Months Ended March 31,
Commitments Activity (in thousands)	2019	2018
Activity during the period:
New commitments	$190,960	$115,000	*
Fundings	(89,517)	(37,862)
Expirations / Terminations	(41,000)	—

Unfunded commitments at beginning of period **	$294,306	$100,097
Unfunded commitments at end of period	$379,749	$124,435
Backlog of potential future commitments	$—	$88,176

______________

* Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

**Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments (in thousands)	As of March 31, 2019	As of December 31, 2018*
Dependent on milestones	$102,000	$87,500
Expiring during:
2019	218,749	183,306
2020	131,000	111,000
2021	30,000	—

Growth capital loans	379,749	294,306
Equipment leases and loans	—	—

______________

*Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments

The Company entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of March 31, 2019 and December 31, 2018, this backlog of potential future commitments totaled $0.0 million and $25.0 million, respectively.

Note 8. Financial Highlights

The financial highlights presented below are for the three months ended March 31, 2019 and March 31, 2018.

Financial Highlights	For the Three Months Ended March 31, or as of March 31,
(in thousands, except per share data)	2019	2018
Per Share Data (1)
Net asset value at beginning of period	$13.50	$13.25
Changes in net asset value due to:
Net investment income	0.40	0.34
Net realized gains (losses) on investments	—	—
Net change in unrealized gains (losses) on investments	0.05	0.11
Net increase (decrease) from capital share transactions (1)	—	—
Distributions from net investment income	(0.36)	(0.36)
Net asset value at end of period	$13.59	$13.34

Net investment income per share	$0.40	$0.34
Net increase in net assets resulting from operations per share	$0.45	$0.45
Weighted average shares of common stock outstanding for period	24,782	17,730
Shares of common stock outstanding at end of period	24,820	17,730

Ratios / Supplemental Data
Net asset value at beginning of period	$334,531	$234,945
Net asset value at end of period	$337,199	$236,505
Average net asset value	$337,414	$236,511
Stock price at end of period	$13.76	$11.95

Total return based on net asset value per share (2)	3.4%	0.7%
Total return based on stock price (3)	29.8%	(5.8%)

Net investment income to average net asset value (4)	11.9%	10.2%
Net increase (decrease) in net assets to average net asset value (4)	13.3%	13.6%
Ratio of expenses to average net asset value (4)	9.1%	11.4%
Operating expenses excluding incentive fees to average net asset value	6.1%	8.9%
Income incentive fees to average net asset value	3.0%	2.5%
Capital gains incentive fees to average net asset value	0.0%	0.0%

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

(4)	Percentage is presented on an annualized basis.

The weighted average portfolio yield on debt investments presented below is for the three months ended March 31, 2019 and March 31, 2018.

Ratios	For the Three Months Ended March 31, or as of March 31,
(Percentages, on an annualized basis) (1)	2019	2018
Weighted average portfolio yield on debt investments	16.5%	14.0%
Coupon income	10.7%	10.5%
Accretion of discount	0.9%	0.9%
Accretion of end-of-term payments	2.2%	2.2%
Impact of prepayments during the period	2.7%	0.4%

_______________

(1)

Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and March 31, 2018.

Basic and Diluted Share Information	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Net investment income	$9,915	$5,947
Net increase in net assets resulting from operations	$11,069	$7,943
Basic and diluted weighted average shares of common stock outstanding	24,782	17,730
Basic and diluted net investment income per share of common stock	$0.40	$0.34
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.45	$0.45

Note 10. Equity

Since inception through March 31, 2019, the Company has issued 25,087,545 shares of common stock through an initial public offering, a concurrent private placement offering in 2014, a follow-on offering in 2015, a private placement offering in 2017 and a follow-on offering and concurrent private placement offering in 2018. The Company received net proceeds from these offerings of approximately $354.7 million, net of the portion of the underwriting sales load and offering costs paid by the Company.

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the three months ended March 31, 2019 and year ended December 31, 2018 is provided in the following table.

Issuance of Common Stock for the Three Months Ended March 31, 2019 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2019 distribution reinvestment	3/29/2019	40	$518	$—	$—	$13.07 per share
Total issuance		40	$518	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2018 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2018 distribution reinvestment	4/6/2018	22	$249	$—	$—	$11.35 per share
Second quarter 2018 distribution reinvestment	6/15/2018	19	234	—	—	$12.08 per share
Public offering of common stock (1)	8/9/2018	6,000	82,200	—	260	$13.70 per share
Private placement (1)	8/9/2018	400	5,480	—	—	$13.70 per share
Exercise of over-allotment option	8/31/2018	525	7,191	—	—	$13.70 per share
Third quarter 2018 distribution reinvestment	9/14/2018	31	379	—	—	$12.39 per share
Fourth quarter 2018 distribution reinvestment	12/14/2018	39	448	—	—	$11.35 per share
Special 2018 distribution reinvestment	12/28/2018	14	145	—	—	$10.55 per share
Total issuance		7,050	$96,326	$—	$260

_______________

(1)

In connection with the offering, the Company’s investment adviser agreed to bear all of the sales load and to pay to the underwriters an additional supplemental payment of approximately $0.04 per share.

The Company had 24,819,918 and 24,780,223 shares of common stock outstanding as of March 31, 2019 and December 31, 2018, respectively.

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

For the tax years ended December 31, 2014, 2015, 2017 and 2018, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of approximately $155,000 for the year ended December 31, 2018.

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

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	$0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	$0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	$0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	$0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	$0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	$0.36
Total cash distributions				$7.44

 _______________

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

(2)	Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s condensed consolidated statements of operations during the three months ended March 31, 2019. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years. For the three months ended March 31, 2019, total distributions of $0.36 per share were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for 2018 exceeded its distributions. As of December 31, 2018, the Company estimated it had undistributed 2018 taxable earnings of approximately $4.6 million. This “spillover” income will be paid as part of the 2019 dividends. Since March 5, 2014 (commencement of operations) to March 31, 2019, total distributions of $7.44 per share have been declared and paid.

Note 12. Subsequent Events

Distributions

On May 1, 2019, the Company announced that the Board declared a $0.36 per share regular quarterly dividend, payable on June 14, 2019, to stockholders of record on May 31, 2019.

Recent Portfolio Activity

From April 1, 2019 through April 30, 2019, the Company funded $39.8 million in new investments and closed $17.1 million of additional debt commitments. TPC’s direct originations platform entered into $95.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

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

In January 2018 we amended and renewed the Credit Facility, MUFG Union Bank, N.A., replaced AloStar Bank of Commerce as a lender, under the amended Credit Facility. The amendment and renewal, among other things, increased the total commitment to $210.0 million in aggregate, extended the revolving period from February 21, 2018 to February 21, 2020, and extended the maturity date from February 21, 2019 to August 21, 2021. In addition, the amended Credit Facility includes a reduction in the undrawn rate from 0.75% to 0.50% and a change in the applicable margin during the revolving period to 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, and 3.00% if utilization is less than 50%. Borrowings under the Credit Facility are subject to various covenants and the leverage restrictions contained in the 1940 Act.

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

Asset Coverage Requirements

On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of March 31, 2019, the Company’s asset coverage for borrowed amounts was 317%.

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

As of March 31, 2019, we held 152 investments in 60 companies. Our investments included 86 debt investments, 50 warrant investments, and 16 direct equity and related investments. As of March 31, 2019, the total cost and fair value of these investments were approximately $458.2 million and approximately $457.7 million, respectively. As of March 31, 2019, the 86 debt investments with an aggregate fair value of approximately $424.4 million had a weighted average loan to enterprise value ratio at the time of underwriting of approximately 9.6%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.

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

The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$435,353	$424,396	$(10,957)	86	29
Warrant investments	13,616	18,040	4,424	50	50
Equity investments	9,207	15,259	6,052	16	14
Total Investments in Portfolio Companies	$458,176	$457,695	$(481)	152	60	*

	As of December 31, 2018
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$414,256	$405,347	$(8,909)	82	29
Warrant investments	12,287	17,514	5,227	48	48
Equity investments	8,541	10,556	2,015	14	12
Total Investments in Portfolio Companies	$435,084	$433,417	$(1,667)	144	57	*

_______________

*	Represents non-duplicative number of companies.

The following tables present the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Financial Institution and Services	$81,038	17.8%
Business Applications Software	66,088	14.4
Building Materials/Construction Machinery	34,999	7.6
Network Systems Management Software	31,503	6.9
E-Commerce - Clothing and Accessories	30,164	6.6
Business to Business Marketplace	27,790	6.1
Entertainment	26,809	5.9
Real Estate Services	19,939	4.4
Other Financial Services	19,913	4.4
Security Services	20,046	4.4
Consumer Products and Services	19,572	4.3
Buildings and Property	14,957	3.3
Biofuels / Biomass	14,398	3.1
E-Commerce - Personal Goods	11,644	2.5
Consumer Retail	10,013	2.2
Human Resources/Recruitment	9,918	2.2
Wireless Communications Equipment	6,468	1.4
Shopping Facilitators	4,003	0.9
Restaurant / Food Service	2,211	0.5
Communications Software	2,000	0.4
General Media and Content	1,060	0.2
Household & Office Goods	1,230	0.3
Travel & Leisure	622	0.1
Educational/Training Software	434	0.1
Conferencing Equipment / Services	203	*
Food & Drug	129	*
Advertising / Marketing	148	*
Social/Platform Software	281	*
Medical Software and Information Services	74	*
Database Software	41	*
Total portfolio company investments	$457,695	100.0%

  ______________

*	Amount represents less than 0.05% of the total portfolio investments.

	As of December 31, 2018
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$113,162	26.1%
Financial Institution and Services	80,291	18.5
Building Materials/Construction Machinery	37,464	8.6
Network Systems Management Software	30,835	7.1
E-Commerce - Clothing and Accessories	30,459	7.0
Entertainment	26,077	6.0
Real Estate Services	19,828	4.6
Wireless Communications Equipment	19,291	4.5
E-Commerce - Personal Goods	16,133	3.7
Biofuels / Biomass	14,213	3.3
General Media and Content	13,063	3.0
Consumer Retail	10,927	2.5
Consumer Products and Services	9,939	2.3
Educational/Training Software	2,099	0.5
Shopping Facilitators	2,000	0.5
Restaurant / Food Service	2,000	0.5
Database Software	1,996	0.5
Communications Software	1,060	0.2
Household & Office Goods	992	0.2
Travel & Leisure	627	0.1
Security Services	236	0.1
Conferencing Equipment / Services	203	0.1
Business to Business Marketplace	160	0.1
Food & Drug	129	*
Advertising / Marketing	104	*
Medical Software and Information Services	74	*
Human Resources/Recruitment	55	*
Total portfolio company investments	$433,417	100.0%

______________

*	Amount represents less than 0.05% of total portfolio investments.

The following tables present the financing product type of our debt investments as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$378,984	89.3%
Equipment loans	35,524	8.4
Revolver loans	6,505	1.5
Equipment leases	3,383	0.8
Total debt investments	$424,396	100.0%

	As of December 31, 2018
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$356,861	88.0%
Equipment leases	38,265	9.4
Equipment loans	6,354	1.6
Convertible notes	3,867	1.0
Total debt investments	$405,347	100.0%

Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent approximately 19.9% and 14.0% of the debt investments at fair value as of March 31, 2019 and December 31, 2018, respectively.

Investment Activity

During the three months ended March 31, 2019, we entered into commitments with five new portfolio companies and four existing portfolio company totaling $191.0 million, funded thirteen debt investments for approximately $89.5 million in principal value, acquired warrant investments representing approximately $1.8 million of value and made an equity investment of $0.5 million.

During the three months ended March 31, 2018, we entered into commitments with two new portfolio companies and two existing portfolio companies totaling $115.0 million, funded eight debt investments for approximately $37.9 million in principal value, acquired warrant investments representing approximately $0.6 million of value and made an equity investment of $0.3 million.

During the three months ended March 31, 2019, we received $57.6 million of debt prepayments from three portfolio companies and one portfolio company repaid at maturity its outstanding growth capital loan of approximately $5.0 million.

During the three months ended March 31, 2018, we received $3.3 million of debt prepayment from one portfolio company and one portfolio company repaid at maturity its outstanding growth capital loan of approximately $5.0 million.

Total portfolio investment activity for the three months ended March 31, 2019 and March 31, 2018 was as follows:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Beginning portfolio at fair value	$433,417	$372,103
New debt investments, net (1)	87,639	36,968
Scheduled principal payments from debt investments	(12,960)	(5,876)
Early principal payments, repayments and recoveries	(57,553)	(8,348)
Accretion of debt investment fees	3,235	2,948
Payment-in-kind coupon	771	605
New warrant investments	1,814	615
New equity investments	500	250
Proceeds and dispositions of investments	(322)	(3)
Net realized gains (losses)	(29)	8
Net unrealized gains (losses) on investments	1,183	1,988
Ending portfolio at fair value	$457,695	$401,258

_____________

(1)	Debt balance is net of fees and discounts applied to the loan at origination.

As of March 31, 2019, our unfunded commitments to twenty-four companies totaled approximately $379.7 million. During the three months ended March 31, 2019, $41.0 million in unfunded commitments expired or were terminated.

As of December 31, 2018, our unfunded commitments to twenty companies totaled approximately $294.3 million. During the year ended December 31, 2018, $61.0 million in unfunded commitments expired or were terminated.

The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments (in thousands)	As of March 31, 2019	As of December 31, 2018*
Dependent on milestones	$102,000	$87,500
Expiring during:
2019	218,749	183,306
2020	131,000	111,000
2021	30,000	—

Growth capital loans	379,749	294,306
Equipment leases and loans	—	—

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

The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrant investments received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of March 31, 2019 and December 31, 2018, the fair value for these unfunded commitments totaled approximately $4.6 million and $2.5 million, respectively, and was included in “other accrued expenses and liabilities” in our condensed consolidated statements of assets and liabilities.

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three months ended March 31, 2019.

Commitments and Fundings	For the Three Months Ended March 31,
(in thousands)	2019	2018
Debt Commitments
New portfolio companies	$130,000	$75,000
Existing portfolio companies	60,960	40,000
Total *	$190,960	$115,000

Funded Debt Investments	$89,517	$37,862

Equity Investments	$500	$250

Non-Binding Term Sheets	$250,023	$146,000

_______________

* Includes backlog of potential future commitments.

We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”).  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of March 31, 2019 and December 31, 2018, this backlog of potential future commitments totaled $0.0 million and $25.0 million, respectively.

Payables

On March 29, 2019, we acquired $50.0 million in face value of U.S. Treasury Bills for settlement on April 2, 2019.  On December 31, 2018, we acquired $20.0 million in face value of U.S. Treasury Bills which were sold on January 3, 2019. The Company purchased and sold U.S. Treasury Bills in order to efficiently meet certain RIC diversification tests.

Asset Quality

Consistent with TPC’s existing policies, our Adviser maintains a credit watch list which places borrowers into five risk categories based on our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White.	Contact portfolio company periodically in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.

Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.

Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.

As of March 31, 2019 and December 31, 2018, the weighted average investment ranking of our debt investment portfolio was 1.95 and 1.87, respectively. During the three months ended March 31, 2019, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $14.6 million was upgraded from White (2) to Clear (1); and two portfolio companies with a combined principal balance of $29.2 million were downgraded from Clear (1) to White (2).

The following tables show the credit rankings for the portfolio companies that had outstanding obligations to us as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$81,225	19.1%	4
White (2)	293,911	69.3	20
Yellow (3)	40,163	9.5	3
Orange (4)	6,886	1.6	1
Red (5)	2,211	0.5	1
	$424,396	100.0%	29

	As of December 31, 2018
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$112,032	27.6%	7
White (2)	245,544	60.6	17
Yellow (3)	38,982	9.6	3
Orange (4)	6,789	1.7	1
Red (5)	2,000	1	1
	$405,347	100.0%	29

Results of Operations

Comparison of operating results for the three months ended March 31, 2019 and March 31, 2018.

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

For the three months ended March 31, 2019, our net increase in net assets resulting from operations was approximately $11.1 million, which was comprised of approximately $9.9 million of net investment income and approximately $1.2 million of net realized and unrealized gains. On a per share basis for the three months ended March 31, 2019, net investment income was $0.40 per share and the net increase in net assets from operations was $0.45 per share.

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

Investment Income

Total investment income for the three months ended March 31, 2019 was approximately $17.5 million as compared to approximately $12.6 million for the three months ended March 31, 2018.

The increase in investment and other income for the three months period ended March 31, 2019 compared to the comparable period of 2018 was $4.9 million and primarily due to an increase in prepayments and other income as well as an increase in interest income due to a higher average portfolio balance between periods.

For the three months ended March 31, 2019, we recognized approximately $0.3 million in other income consisting of approximately $0.1 million due to the termination or expiration of unfunded commitments and approximately $0.2 million from the realization of certain fees paid by portfolio companies and other income. For the three months ended March 31, 2018, we recognized approximately $3 thousand in other income primarily from the realization of certain fees paid by portfolio companies and other income.

Operating Expenses

Total operating expenses consist of base management fee, income incentive fee, capital gains incentive fee, interest expense and amortization of fees, administration agreement expenses, and general and administrative expenses and is summarized in the statement of operations. In determining the base management fee, our Adviser has agreed to exclude the U.S. Treasury Bill assets acquired at the end of the applicable quarters in 2019 and 2018 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will decrease over time as our portfolio and capital base expand. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. Capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expense will increase as we utilize more of the Credit Facility, and we expect expenses per the administration agreement and general and administrative expenses will increase to meet the additional requirements associated with servicing a larger portfolio.

Total operating expenses for the three months ended March 31, 2019 was approximately $7.6 million as compared to approximately $6.7 million for the three months ended March 31, 2018.

Base management fee totaled approximately $1.8 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. Base management fee for the three months ended March 31, 2019, as compared to March 31, 2018, increased due to higher average assets between the periods.

Income incentive fee totaled approximately $2.5 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. The increase in income based fees for the three months ended March 31, 2019 from the comparable period in 2018 was primarily due to higher income on our investment portfolio driven by the recognition of greater fees from prepayment activity between periods.

There was no capital gains incentive fee expense calculated for the three months ended March 31, 2019 or 2018.

Interest and fees on our borrowings totaled approximately $2.2 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively. Interest and fee expense for the three months ended March 31, 2019, as compared to March 31, 2018, decreased primarily due to a lower weighted average outstanding principal balance on borrowings.

Administration agreement and general and administrative expenses totaled approximately $1.1 million for the three months ended March 31, 2019 and 2018, respectively. Administration agreement and general and administrative expenses for the three months ended March 31, 2019, as compared to March 31, 2018, remained flat due to lower professional services costs offset by higher administrative expenses.

Net Realized Gains and Losses and Net Unrealized Gains and Losses

Realized gains and losses are included as a component of net realized gains (losses) in the condensed consolidated statements of operations.

During the three months ended March 31, 2019, we recognized net realized losses on investments of approximately $(29) thousand, as a result of changes in foreign currency between the time of investment and liquidation. During the three months ended March 31, 2018, we recognized net realized gains on investments of $8 thousand, as a result of changes in foreign currency between the time of investment and liquidation.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations.

Net change in unrealized appreciation during the three months ended March 31, 2019 was approximately $1.2 million, which primarily consisted of $3.6 million of net unrealized appreciation on the investment portfolio related to mark to market activity, offset by the reversal and recognition of previously recorded net unrealized appreciation of $2.4 million into income or realized gains due to the disposition of four portfolio companies. Net change in unrealized gains during the three months ended March 31, 2018 was approximately $2.0 million, which consisted of net unrealized appreciation of $2.0 million and $0.5 million related to debt investments and equity investments, respectively, offset by net unrealized depreciation of $0.5 million from warrant investments.

Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

The table below presents our statement of operations for the three months ended March 31, 2019 and March 31, 2018.

Net Increase in Net Assets	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Investment and Other Income
Interest income from investments	$17,147	$12,616
Other income
Expirations / terminations of unfunded commitments	158	—
Other fees	186	3
Total Investment and Other Income	17,491	12,619

Operating Expenses
Base management fee	1,761	1,528
Income incentive fee	2,479	1,487
Capital gains incentive fee	—	—
Interest expense and amortization of fees	2,203	2,518
Administration agreement expenses	422	407
General and administrative expenses	711	732
Total Operating Expenses	7,576	6,672

Net investment income	9,915	5,947

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	(29)	8
Net change in unrealized gains (losses) on investments	1,183	1,988
Net realized and unrealized gains (losses)	1,154	1,996

Net Increase in Net Assets Resulting from Operations	$11,069	$7,943

Net investment income per share	$0.40	$0.34
Net increase in net assets per share	$0.45	$0.45
Weighted average shares of common stock outstanding	24,782	17,730
We believe an important measure of the investment income that we will be required to distribute each year is core net investment income, to the extent it is divergent from GAAP net investment income. Core net investment income, unlike GAAP net investment income, excludes accrued, but as yet unearned, capital gains incentive fees on net unrealized gains. Specifically, the capital gains component of the incentive fee is paid at the end of each calendar year and is 20.0% of our aggregate cumulative realized capital gains from commencement of operations through the end of the year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized losses through the end of such year. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. No capital gains incentive fee was earned or was payable during the three months ended March 31, 2019 and March 31, 2018, respectively. Therefore, GAAP net investment income and core net investment income were the same during the respective periods.

Portfolio Yield and Total Return

Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three months ended March 31, 2019 and March 31, 2018, interest income totaled approximately $17.1 million and $12.6 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 16.5% and 14.0%, respectively.

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

The yield on our portfolio, excluding the impact of prepayments, was approximately 13.8% and 13.6%, respectively, for the three months ended March 31, 2019 and March 31, 2018.

The following table provides the weighted average annualized portfolio yield on our portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrants received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments.

Returns on Net Asset Value and Total Assets	For the Three Months Ended March 31,
Portfolio Yield (1)	2019	2018
Weighted average annualized portfolio yield on debt investments	16.5%	14.0%
Coupon income	10.7%	10.5%
Accretion of discount	0.9%	0.9%
Accretion of end-of-term payments	2.2%	2.2%
Impact of prepayments during the period	2.7%	0.4%

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

For the three months ended March 31, 2019 and March 31, 2018, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 3.4% and 0.7%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 29.8% and (5.8)%, respectively.

The table below summarizes our return on average total assets and return on average NAV for the three months ended March 31, 2019 and March 31, 2018.

Returns on Net Asset Value and Total Assets	For the Three Months Ended March 31,
(dollars in thousands)	2019	2018
Net investment income	$9,915	$5,947
Net increase (decrease) in net assets	11,069	7,943

Average net asset value (1)	337,414	236,511
Average total assets (1)	468,792	401,007

Net investment income to average net asset value (2)	11.9%	10.2%
Net increase (decrease) in net assets to average net asset value (2)	13.3%	13.6%

Net investment income to average total assets (2)	8.6%	6.0%
Net increase (decrease) in net assets to average total assets (2)	9.6%	8.0%

______________

(1)	The average NAVs and the average total assets are computed based on daily balances. Total assets are gross assets before deducting total liabilities.
(2)	Percentage is presented on an annualized basis.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes are considered to be our critical accounting policies and estimates. These have been disclosed under “Critical Accounting Polices” in our Annual Report on Form 10-K filed with the SEC on March 6, 2019 and under “Significant Accounting Policies” in the notes to consolidated financial statements included therein. Changes to the policies are disclosed in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

During the three months ended March 31, 2019, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $17.3 million and cash provided by financing activities was approximately $49.4 million due to borrowings under the Credit Facility of $57.8 million offset by approximately $8.4 million in distributions paid. As of March 31, 2019, cash, including restricted cash, was approximately $42.0 million.

During the three months ended March 31, 2018, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $20.4 million and cash provided by financing activities was approximately $28.7 million due to borrowings under the Credit Facility for $30.0 million, partially offset by approximately $1.3 million of Credit Facility costs payments, which are deferred and expensed over the term of the Credit Facility. As of March 31, 2018, cash, including restricted cash, was approximately $18.3 million.

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

As of March 31, 2019 and December 31, 2018, we had outstanding borrowings of $80.8 million and $23.0 million, respectively, under our Credit Facility, which is included in the condensed consolidated statements of assets and liabilities. We had $129.2 million and $187.0 million of remaining capacity on our Credit Facility as of March 31, 2019 and December 31, 2018, respectively.

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

Contractual Obligations

The tables below provide a summary of when payments are due under our Credit Facility and the 2022 Notes as of March 31, 2019.

Payments Due By Period	As of March 31, 2019
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$80,776	$—	$80,776	$—	$—
2022 Notes	74,750	—	—	74,750	—
Total	$155,526	$—	$80,776	$74,750	$—

Off-Balance Sheet Arrangements

Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2019 and December 31, 2018, our off-balance sheet arrangements consisted of approximately, $379.7 million and $294.3 million, respectively, of unfunded commitments, of which $102.0 million and $87.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements with our portfolio companies contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company.

The table below provides our unfunded commitments by portfolio company as of March 31, 2019 and December 31, 2018.

Unfunded Commitments for Growth Capital Loans (unless otherwise noted) (in thousands)	As of March 31, 2019	As of December 31, 2018*
Adjust GMBH	7,000	—
BlueVine Capital, Inc.	20,000	20,000
Cambridge Broadband Network Limited	375	—
Capsule Corporation	10,000	10,000
Casper Sleep, Inc.	30,000	—
ClassPass, Inc.	30,000	—
Clutter, Inc.	15,374	2,306
FabFitFun, Inc.	10,000	10,000
Factual, Inc.	10,000	10,000
Fiverr International, Ltd.	30,000	30,000
Forgerock, Inc.	20,000	—
GoEuro Corp.	30,000	30,000
Grove Collaborative, Inc.	20,000	10,000
Hired, Inc.	—	10,000
Homelight, Inc.	10,000	10,000
Knotel, Inc.	15,000	—
OneSource Virtual	10,000	10,000
Outdoor Voices, Inc.	11,000	—
Passport Labs, Inc.	6,000	6,000
Prodigy Finance Limited	2,000	2,000
Qubole, Inc.	15,000	15,000
Quip NYC, Inc.	25,000	25,000
Sonder USA, Inc.	5,000	5,000
Stance, Inc.	13,000	13,000
Tangible Play, Inc.	—	6,000
Toast, Inc.	35,000	60,000
WorldRemit Limited	—	10,000
Total	$379,749	$294,306

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

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	$0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	$0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	$0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	$0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	$0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	$0.36
Total cash distributions				$7.44

_______________

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

(2)	Represents a special distribution.

For the three months ended March 31, 2019 and for the year ended December 31, 2018, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 100.0% of total distributions paid, respectively.

Recent Developments

Dividends

On May 1, 2019, our Board declared a $0.36 per share regular quarterly dividend, payable on June 15, 2019 to stockholders of record on May 31, 2019.

Recent Portfolio Activity

From April 1, 2019 through May 1, 2019, we closed $17.1 million of additional debt commitments and funded $39.8 million in new investments. TPC’s direct originations platform entered into $95.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

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

As of March 31, 2019, a majority of the debt investments (approximately 68.5% and approximately $295.8 million in principal balance) in our debt investment portfolio bore interest at floating rates, all of which have interest rate floors and some of them have interest rate caps for a limited period. Almost all of our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility, however, our 2022 Notes bears interest at a fixed rate. As of March 31, 2019, our floating rate borrowings totaled $80.8 million, which comprised only 52.5% of our outstanding debt, so an increase in interest rates would generally benefit us as we would expect to generate additional interest income in excess of the additional interest expense. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the March 31, 2019 condensed consolidated statement of assets and liabilities.

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$8,997	$(2,457)	$6,540
Up 200 basis points	$5,998	$(1,638)	$4,360
Up 100 basis points	$2,999	$(819)	$2,180
Up 50 basis points	$1,499	$(409)	$1,090
Down 25 basis points	$(750)	$205	$(545)

This analysis is indicative of the potential impact on our investment income as of March 31, 2019, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2019, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the three months ended March 31, 2019, we issued 39,695 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended March 31, 2019 was approximately $0.5 million.

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

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: May 1, 2019	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 1, 2019	By:	/s/ Christopher Gastelu
Christopher Gastelu, Interim Chief Financial Officer (Principal Financial and Accounting Officer)