Form 10-Q
period 2019-06-30
TriplePoint Venture Growth BDC Corp.
filed 2019-07-31
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

(Address of principal executive office)

(650) 854-2090

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TPVG	New York Stock Exchange
5.75% Notes due 2022	TPVY	New York Stock Exchange

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

As of July 30, 2019, the registrant had 24,859,360 shares of common stock, $0.01 par value per share, outstanding.

TriplePoint Venture Growth BDC Corp.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments at fair value (amortized cost of $482,433 and $435,083, respectively)	$496,021	$433,417
Short-term investments at fair value (cost of $0 and $19,999, respectively)	—	19,999
Cash	12,415	3,382
Restricted cash	11,956	6,567
Deferred credit facility costs	1,845	1,179
Prepaid expenses and other assets	3,030	2,510
Total assets	$525,267	$467,054

Liabilities
Credit Facility	$85,776	$23,000
2022 Notes, net	73,199	72,943
Payable for U.S. Treasury Bill assets	—	19,999
Base management fee payable	2,076	1,725
Income incentive fee payable	2,530	2,558
Accrued capital gains incentive fee	—	—
Payable to directors and officers	46	64
Other accrued expenses and liabilities	8,988	12,234
Total liabilities	$172,615	$132,523
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share (450,000 shares authorized; 24,859 and 24,780 shares issued and outstanding, respectively)	249	248
Paid-in capital in excess of par value	332,375	331,329
Total distributable earnings (loss)	20,028	2,954
Total net assets	$352,652	$334,531
Total liabilities and net assets	$525,267	$467,054

Net asset value per share	$14.19	$13.50

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Investment income
Interest income from investments	$17,896	$15,410	$35,043	$28,026
Other income
Expirations or terminations of unfunded commitments	158	350	316	350
Other fees	887	792	1,073	795
Total investment and other income	18,941	16,552	36,432	29,171

Operating expenses
Base management fee	2,076	1,768	3,837	3,296
Income incentive fee	2,530	2,200	5,009	3,687
Capital gains incentive fee	—	—	—	—
Interest expense and amortization of fees	3,010	2,532	5,213	5,050
Administration agreement expenses	353	445	775	852
General and administrative expenses	849	807	1,560	1,539
Total operating expenses	8,818	7,752	16,394	14,424

Net investment income	10,123	8,800	20,038	14,747

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	(17)	773	(46)	781
Net change in unrealized gains (losses) on investments	13,755	(1,178)	14,938	810
Net realized and unrealized gains (losses)	13,738	(405)	14,892	1,591

Net increase in net assets resulting from operations	$23,861	$8,395	$34,930	$16,338

Basic and diluted net investment income per share	$0.41	$0.50	$0.81	$0.83
Basic and diluted net increase in net assets per share	$0.96	$0.47	$1.41	$0.92
Basic and diluted weighted average shares of common stock outstanding	24,827	17,754	24,805	17,742

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common stock
	Shares	Par value	Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
Balance at March 31, 2018	17,730	$177	$235,488	$840	$236,505
Net increase (decrease) in net assets resulting from operations	—	—	—	8,395	8,395
Distributions reinvested in common stock	41	1	481	—	482
Distributions from net investment income	—	—	—	(6,391)	(6,391)
Balance at June 30, 2018	17,771	178	235,969	2,844	238,991

Balance at March 31, 2019	24,820	$248	$331,847	5,104	$337,199
Net increase in net assets resulting from operations	—	—	—	23,861	23,861
Distributions reinvested in common stock	39	1	528	—	529
Distributions from net investment income	—	—	—	(8,937)	(8,937)
Balance at June 30, 2019	24,859	$249	$332,375	$20,028	$352,652

	Common stock
	Shares	Par value	Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
Balance at December 31, 2017	17,730	$177	$235,488	$(720)	$234,945
Net increase in net assets resulting from operations	—	—	—	16,338	16,338
Distributions reinvested in common stock	41	1	481	—	482
Distributions from net investment income	—	—	—	(12,774)	(12,774)
Balance at June 30, 2018	17,771	178	235,969	2,844	238,991

Balance at December 31, 2018	24,780	$248	$331,329	2,954	$334,531
Net increase in net assets resulting from operations	—	—	—	34,930	34,930
Distributions reinvested in common stock	79	1	1,046	—	1,047
Distributions from net investment income	—	—	—	(17,856)	(17,856)
Balance at June 30, 2019	24,859	$249	$332,375	$20,028	$352,652

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$34,930	$16,338
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(163,103)	(90,673)
Sales of short-term investments, net	19,999	35,319
Principal payments and proceeds from investments	121,797	72,042
Payment-in-kind interest on investments	(1,062)	(1,289)
Net change in unrealized (gains) losses on investments	(14,938)	(810)
Net realized (gains) losses on investments	(46)	(781)
Amortization and accretion of premiums and discounts, net	(903)	(1,628)
(Accretion) of end-of-term payments, net of prepayments	(4,074)	(4,182)
Amortization of debt fees and issuance costs	765	756
Change in operating assets and liabilities:
Payable for U.S. Treasury Bill assets	(19,999)	(35,319)
Prepaid expenses and other assets	(520)	1,308
Base management fee payable	351	305
Income incentive fee payable	(28)	1,106
Payable to directors and officers	(18)	(4)
Other accrued expenses and liabilities	(3,521)	2,010
Net cash used in operating activities	(30,370)	(5,502)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility, net	62,776	20,000
Distributions paid, net	(16,809)	(12,292)
Deferred credit facility costs	(1,175)	(1,257)
Net cash provided by financing activities	44,792	6,451
Net change in cash and restricted cash	14,422	949
Cash and restricted cash at beginning of period	9,949	10,006
Cash and restricted cash at end of period	$24,371	$10,955
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,248	$4,211
Distributions reinvested	$1,047	$482

	For the Six Months Ended June 30,
	2019	2018
Cash	$12,415	$4,998
Restricted cash	11,956	5,957
Total cash and restricted cash shown in the statement of cash flows	$24,371	$10,955

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of June 30, 2019

Venture Growth Stage Company	Industry	Type of Investment	Acquisition Date (14)	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (13.00% interest rate, 9.00% EOT payment)	3/5/2014	$13,246	$14,827	$14,367	4/30/2020
Total Biofuels / Biomass - 4.07%*				13,246	14,827	14,367
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	6/13/2017	9,429	9,952	9,993	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	6/30/2017	4,514	4,760	4,780	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	7/26/2017	6,305	6,606	6,634	7/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	9/29/2017	1,522	1,574	1,582	9/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	11/14/2017	1,989	2,037	2,046	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	11/30/2017	1,594	1,631	1,638	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	12/29/2017	2,342	2,384	2,395	12/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	12/29/2017	2,454	2,498	2,510	12/31/2021
Total Building Materials/Construction Machinery - 8.95%*				30,149	31,442	31,578
Buildings and Property
Knotel. Inc.	Buildings and Property	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	2/28/2019	9,000	8,955	8,955	8/31/2022
	Buildings and Property	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	3/25/2019	6,000	5,957	5,957	9/30/2022
	Buildings and Property	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	4/18/2019	9,000	8,917	8,917	10/31/2022
Total Buildings and Property - 6.76%*				24,000	23,829	23,829
Business Applications Software
HI.Q, Inc.	Business Applications Software	Growth Capital Loan (11.00% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,053	13,053	6/30/2023
MapR Technologies, Inc. (7)	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	6/23/2016	—	—	—	6/30/2019
	Business Applications Software	Equipment Loan (6.50% interest rate,10.00% EOT payment)	12/30/2016	—	—	—	6/30/2019
	Business Applications Software	Equipment Lease (8.50% interest rate, 10.00% EOT payment) (1)	12/30/2016	37	49	29	12/31/2019
	Business Applications Software	Equipment Loan (6.75% interest rate,10.00% EOT payment)	4/27/2017	47	77	44	10/31/2019
	Business Applications Software	Equipment Lease (8.75% interest rate, 10.00% EOT payment) (1)	4/27/2017	180	212	121	4/30/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	7/28/2017	37	50	28	1/31/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	7/28/2017	288	323	185	7/31/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	10/31/2017	291	355	203	4/30/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	10/31/2017	282	305	175	10/31/2020
	Business Applications Software	Equipment Loan (7.25% interest rate,10.00% EOT payment)	1/31/2018	152	174	99	7/31/2020
	Business Applications Software	Equipment Lease (9.25% interest rate, 10.00% EOT payment) (1)	1/31/2018	265	281	160	1/31/2021
	Business Applications Software	Equipment Loan (7.50% interest rate,10.00% EOT payment)	4/30/2018	102	112	64	10/31/2020
	Business Applications Software	Equipment Lease (9.50% interest rate, 10.00% EOT payment) (1)	4/30/2018	465	484	276	4/30/2021
	Business Applications Software	Equipment Loan (7.75% interest rate,10.00% EOT payment)	7/31/2018	236	251	143	1/31/2021
	Business Applications Software	Equipment Lease (9.75% interest rate, 10.00% EOT payment) (1)	7/31/2018	668	685	391	7/31/2021
	Business Applications Software	Equipment Loan (10.0% interest rate)	12/18/2018	143	143	82	9/30/2019
				3,193	3,501	2,000
OneSource Virtual, Inc.	Business Applications Software	Growth Capital Loan (Prime + 2.50% interest rate, 2.25% EOT payment)	6/29/2018	10,000	10,350	10,350	3/31/2019
Passport Labs, Inc.	Business Applications Software	Growth Capital Loan (Prime + 4.25% interest rate, 5.25% EOT payment)	10/11/2018	19,000	18,807	18,807	10/31/2022
	Business Applications Software	Growth Capital Loan (Prime + 4.75% interest rate, 5.25% EOT payment)	5/15/2019	6,000	5,886	5,886	3/31/2024
	Business Applications Software	Growth Capital Loan (Prime + 5.50% interest rate, 8.00% EOT payment)	5/15/2019	5,000	4,915	4,915	5/31/2024
				30,000	29,608	29,608
Quantcast Corporation	Business Applications Software	Growth Capital Loan (Prime + 6.25% interest rate, 6.00% EOT payment)	3/12/2018	13,312	13,590	13,590	3/31/2021
Total Business Applications Software - 19.45%*				69,755	70,102	68,601
Business to Business Marketplace
Adjust GmbH (1) (3)	Business to Business Marketplace	Growth Capital Loan (Prime + 4.75% interest rate, 2.50% PIK interest rate)	1/29/2019	20,213	19,868	19,868	1/31/2022
	Business to Business Marketplace	Growth Capital Loan (Prime + 4.75% interest rate, 2.50% PIK interest rate)	1/18/2019	8,092	7,955	7,955	1/31/2022
	Business to Business Marketplace	Growth Capital Loan (Prime + 4.75% interest rate, 2.50% PIK interest rate)	6/28/2019	1,000	980	980	6/30/2022
Total Business to Business Marketplace - 8.17%*				$29,305	$28,803	$28,803

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2019

Venture Growth Stage Company	Industry	Type of Investment	Acquisition Date (14)	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments (continued)
Consumer Products and Services
Clutter, Inc.	Consumer Products and Services	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	10/30/2018	$6,303	$6,251	$6,287	10/31/2020
	Consumer Products and Services	Growth Capital Loan (Prime + 4.50% interest rate, 4.00% EOT payment)	10/30/2018	5,000	4,930	4,961	10/31/2021
	Consumer Products and Services	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	12/27/2018	1,391	1,373	1,382	12/31/2020
	Consumer Products and Services	Growth Capital Loan (Prime + 4.50% interest rate, 4.00% EOT payment)	2/1/2019	1,932	1,893	1,907	1/31/2022
				14,626	14,447	14,537
Outdoor Voices, Inc.	Consumer Products and Services	Growth Capital Loan (Prime + 5.00% interest rate, 9.75% EOT payment)	2/26/2019	4,000	3,913	3,913	2/28/2022
	Consumer Products and Services	Growth Capital Loan (Prime + 5.00% interest rate, 9.75% EOT payment)	4/4/2019	6,000	5,846	5,846	4/30/2022
				10,000	9,759	9,759
Quip NYC, Inc.	Consumer Products and Services	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	4/16/2019	10,000	9,768	9,768	4/30/2022
	Consumer Products and Services	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	6/26/2019	5,000	4,861	4,861	6/30/2022
	Consumer Products and Services	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	6/26/2019	5,000	4,861	4,861	6/30/2022
				20,000	19,490	19,490
Total Consumer Products and Services - 12.42%*				44,626	43,696	43,786
Consumer Retail
LovePop, Inc.	Consumer Retail	Growth Capital Loan (Prime + 4.75% interest rate, 6.75% EOT payment)	11/5/2018	10,000	9,922	9,848	11/30/2021
Total Consumer Retail - 2.79%*				10,000	9,922	9,848
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (10.50% interest rate, 6.00% EOT payment)	2/26/2018	5,000	5,073	5,092	2/28/2021
Outfittery GMBH (1) (2) (3)	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.25% interest rate, 9.00% EOT payment)	8/11/2017	6,925	7,052	6,747	8/31/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	6/7/2018	2,360	2,345	2,259	6/30/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.75% interest rate, 9.00% EOT payment)	12/28/2018	2,294	2,210	2,190	12/31/2021
				11,579	11,607	11,196
Stance, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.50% interest rate, 5.50% EOT payment)	11/1/2018	2,000	2,033	2,033	4/30/2020
Total E-Commerce - Clothing and Accessories - 5.20%*				18,579	18,713	18,321
E-Commerce - Personal Goods
Enjoy Technology, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (Prime + 5.25% interest rate, 5.50% EOT payment)	9/28/2018	10,000	9,865	9,865	9/30/2021
Total E-Commerce - Personal Goods - 2.80%*				10,000	9,865	9,865
Entertainment
Mind Candy Limited (1) (3) (12)	Entertainment	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	6/25/2014	11,032	11,983	9,664	1/31/2019
Roli, Ltd. (1) (2) (3) (7)	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	5/23/2018	10,732	10,767	9,803	5/31/2021
	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	5/23/2018	1,342	1,346	1,225	5/31/2021
	Entertainment	Growth Capital Loan (11.25% interest rate, 9.50% EOT payment)	7/16/2018	1,325	1,317	1,207	7/31/2021
	Entertainment	Revolver (Prime + 3.25% interest rate, 5.00% EOT payment)	7/5/2018	129	129	121	6/30/2019
	Entertainment	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	7/5/2018	1,898	1,898	1,783	6/30/2019
	Entertainment	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	9/27/2018	4,556	4,556	4,297	6/30/2019
	Entertainment	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)	6/5/2019	1,283	1,340	1,388	7/31/2019
				21,265	21,353	19,824
Total Entertainment - 8.36%*				32,297	33,336	29,488
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	3/6/2018	5,000	5,111	5,111	9/30/2019
	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	3/12/2018	5,000	5,111	5,111	9/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 4.00% interest rate, 3.00% EOT payment)	5/16/2019	10,000	10,027	10,027	8/31/2020
				20,000	20,249	20,249
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/5/2017	18,000	18,527	18,527	12/31/2020
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	3/7/2018	2,200	2,239	2,239	3/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	7/31/2018	3,300	3,309	3,309	7/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	8/8/2018	2,500	2,503	2,503	8/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	1,500	1,497	1,497	9/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	2,500	2,496	2,496	9/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	11/15/2018	6,000	5,948	5,948	11/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/6/2018	4,000	3,952	3,952	12/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	4/30/2019	133	130	130	4/30/2022
				40,133	40,601	40,601
Total Financial Institution and Services - 17.25%*				$60,133	$60,850	$60,850

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2019

Venture Growth Stage Company	Industry	Type of Investment	Acquisition Date (14)	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments (continued)
Human Resources/Recruitment
Hired, Inc.	Human Resources/Recruitment	Growth Capital Loan (Prime + 5.00% interest rate, 6.00% EOT payment)	3/6/2019	$5,000	$4,913	$4,913	9/30/2022
	Human Resources/Recruitment	Growth Capital Loan (Prime + 6.50% interest rate, 7.25% EOT payment)	3/6/2019	5,000	4,913	4,913	3/31/2022
Total Human Resources/Recruitment - 2.79%*				10,000	9,826	9,826
Network Systems Management Software
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	4/4/2016	5,000	5,000	5,000	4/4/2020
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	29,683	29,683	27,288	4/4/2021
Total Network Systems Management Software - 9.16%*				34,683	34,683	32,288
Other Financial Services
Upgrade, Inc.	Other Financial Services	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	1/18/2019	6,000	5,949	5,949	1/31/2023
	Other Financial Services	Growth Capital Loan (11.0% interest rate, 8.50% EOT payment)	1/18/2019	1,522	1,507	1,507	1/31/2023
	Other Financial Services	Growth Capital Loan (8.50% interest rate, 2.75% EOT payment)	1/18/2019	6,391	6,384	6,384	1/31/2020
	Other Financial Services	Growth Capital Loan (9.50% interest rate, 6.25% EOT payment)	3/1/2019	6,087	6,023	6,023	2/28/2022
Total Other Financial Services - 5.63%*				20,000	19,863	19,863
Real Estate Services
Sonder USA, Inc.	Real Estate Services	Growth Capital Loan (Prime + 5.75% interest rate, 5.25% EOT payment)	12/28/2018	20,000	19,795	20,014	6/30/2022
	Real Estate Services	Growth Capital Loan (Prime + 0.75% interest rate, 1.00% EOT payment)	4/29/2019	1,667	1,656	1,667	7/31/2019
				21,667	21,451	21,681
Homelight, Inc.	Real Estate Services	Growth Capital Loan (Prime + 7.50% interest rate)	4/16/2019	2,000	1,962	1,962	4/30/2022
Total Real Estate Services - 6.70%*				23,667	23,413	23,643
Restaurant / Food Service
Munchery, Inc. (2) (7) (13)	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% PIK interest rate, 8.75% EOT payment)	6/30/2016	2,589	2,729	1,974	6/30/2019
	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% PIK interest rate)	4/25/2018	300	300	331	6/30/2019
Total Restaurant / Food Service - 0.65%*				2,889	3,029	2,305
Security Services
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	3/30/2016	1,109	1,925	1,925	9/30/2019
	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	8/15/2016	1,445	1,814	1,814	2/29/2020
	Security Services	Growth Capital Loan (Prime + 2.90% interest rate, 8.00% EOT payment)	3/27/2019	10,000	9,850	9,850	9/30/2022
Total Security Services - 3.85%*				12,554	13,589	13,589
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3) (7)	Wireless Communications Equipment	Growth Capital Loan (Prime + 11.75% PIK interest rate)	9/3/2014	6,701	6,701	3,113	12/31/2021
	Wireless Communications Equipment	Growth Capital Loan (Prime + 12.00% PIK interest rate)	3/5/2019	375	375	375	12/31/2019
	Wireless Communications Equipment	Growth Capital Loan (Prime + 12.00% PIK interest rate)	4/4/2019	375	375	375	12/31/2019
Total Wireless Communications Equipment - 1.10%*				7,451	7,451	3,863
Total Debt Investments - 126.11%*				$453,334	$457,239	$444,713

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2019

Venture Growth Stage Company	Industry	Type of Warrant	Acquisition Date (14)	Shares	Cost (6)	Fair Value
Warrant Investments (8)
Advertising / Marketing
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	12/13/2013	48,500	$34	$148
Total Advertising / Marketing - 0.04%*				48,500	34	148
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Preferred Stock	6/13/2017	4,545,455	500	864
Total Building Materials/Construction Machinery - 0.25%*				4,545,455	500	864
Buildings and Property
Knotel, Inc.	Buildings and Property	Preferred Stock	2/28/2019	36,026	159	420
Total Buildings and Property - 0.12%*				36,026	159	420
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Preferred Stock	6/20/2016	547,440	1,540	2,696
HI.Q, Inc.	Business Applications Software	Preferred Stock	12/17/2018	606,952	196	437
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	11/12/2013	396,652	48	—
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	9/30/2015	253,805	41	—
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	11/13/2014	55,814	11	610
OneSource Virtual, Inc.	Business Applications Software	Preferred Stock	6/25/2018	39,318	90	123
Passport Labs, Inc.	Business Applications Software	Preferred Stock	9/28/2018	21,929	303	518
Quantcast Corporation (5)	Business Applications Software	Cash Exit Fee	8/9/2018	—	213	188
Toast, Inc. (2)	Business Applications Software	Preferred Stock	2/1/2018	26,325	27	269
Total Business Applications Software - 1.37%*				1,948,235	2,469	4,841
Business to Business Marketplace
Factual, Inc. (2)	Business to Business Marketplace	Preferred Stock	9/4/2018	23,536	43	43
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	7/13/2015	10,346	40	37
RetailNext, Inc.	Business to Business Marketplace	Preferred Stock	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*				157,302	163	191
Commercial Services
Transfix, Inc.	Commercial Services	Preferred Stock	5/31/2019	66,751	94	94
Total Commercial Services - 0.03%*				66,751	94	94
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.) (2)	Conferencing Equipment / Services	Preferred Stock	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.06%*				323,381	670	205
Consumer Non-Durables
Imperfect Foods, Inc.	Consumer Non-Durables	Preferred Stock	6/6/2019	21,873	94	94
Total Consumer Non-Durables - 0.03%*				21,873	94	94
Consumer Products and Services
Clutter, Inc.	Consumer Products and Services	Preferred Stock	10/18/2018	77,434	363	530
Quip NYC, Inc. (2)	Consumer Products and Services	Preferred Stock	11/26/2018	39,621	437	437
Outdoor Voices, Inc.	Consumer Products and Services	Common Stock	2/26/2019	255,000	360	360
Total Consumer Products and Services - 0.38%*				372,055	1,160	1,327
Consumer Retail
LovePop, Inc.	Consumer Retail	Preferred Stock	10/23/2018	163,463	168	168
Total Consumer Retail - 0.05%*				163,463	168	168
Database Software
Qubole, Inc. (2)	Database Software	Preferred Stock	11/21/2018	88,422	41	41
Total Database Software - 0.01%*				88,422	41	41
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	11/20/2017	40,786	123	42
Outfittery GMBH (1) (2) (3) (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	8/10/2017	—	501	477
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	11/25/2015	88,037	213	428
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	11/25/2015	149,203	1,081	1,277
Stance, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	3/31/2017	75,000	41	70
Untuckit LLC (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	5/11/2018	—	39	47
Total E-Commerce - Clothing and Accessories - 0.66%*				353,026	1,998	2,341
E-Commerce - Personal Goods
Enjoy Technology, Inc.	E-Commerce - Personal Goods	Preferred Stock	9/7/2018	336,304	269	424
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	4/2/2018	262,519	294	885
Total E-Commerce - Personal Goods - 0.37%*				598,823	563	1,309
Educational/Training Software
Varsity Tutors LLC (2) (5)	Educational/Training Software	Preferred Stock	3/13/2017	240,590	65	185
Total Educational/Training Software - 0.05%*				240,590	$65	$185
See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2019

Venture Growth Stage Company	Industry	Type of Warrant	Acquisition Date (14)	Shares	Cost (6)	Fair Value
Warrant Investments (8) (continued)
Entertainment
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	3/24/2017	22,376	$751	$28
Roli, Ltd. (1) (2) (3)	Entertainment	Preferred Stock	5/23/2018	102,247	644	461
Total Entertainment - 0.14%*				124,623	1,395	489
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Preferred Stock	9/15/2017	271,293	361	727
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Preferred Stock	12/5/2017	40,746	769	951
Revolut Ltd. (1) (2) (3)	Financial Institution and Services	Preferred Stock	4/16/2018	6,253	40	54
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	12/23/2015	128,288	382	479
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	12/23/2015	46,548	136	136
Total Financial Institution and Services - 0.67%*				493,128	1,688	2,347
Food & Drug
Capsule Corp. (2) (5)	Food & Drug	Cash Exit Fee	12/28/2018	—	129	129
Total Food & Drug - 0.04%*				—	129	129
General Media and Content
BZ Holdings, Inc. (fka TechMediaNetwork, Inc.) (2)	General Media and Content	Preferred Stock	3/17/2014	72,234	31	38
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	9/24/2014	774,352	624	1,022
Total General Media and Content - 0.30%*				846,586	655	1,060
Healthcare Technology Systems
Curology, Inc.	Healthcare Technology Systems	Preferred Stock	5/23/2019	46,883	20	20
Groop Internet Platform, Inc.	Healthcare Technology Systems	Preferred Stock	5/15/2019	88,389	128	128
Total Healthcare Technology Systems - 0.04%*				135,272	148	148
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	3/1/2019	19,201	240	313
Total Household & Office Goods - 0.09%*				19,201	240	313
Human Resources/Recruitment
Hired, Inc. (2)	Human Resources/Recruitment	Preferred Stock	9/21/2018	93,141	156	156
Total Human Resources/Recruitment - 0.04%*				93,141	156	156
Medical Software and Information Services
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	10/9/2013	31,063	112	74
Total Medical Software and Information Services - 0.02%*				31,063	112	74
Other Financial Services
Upgrade, Inc.	Other Financial Services	Preferred Stock	1/18/2019	744,225	223	223
Total Other Financial Services - 0.06%*				744,225	223	223
Real Estate Services
Homelight, Inc. (2)	Real Estate Services	Preferred Stock	12/21/2018	13,501	44	44
Sonder USA, Inc.	Real Estate Services	Preferred Stock	12/28/2018	136,511	232	701
Total Real Estate Services - 0.21%*				150,012	276	745
Security Services
Forgerock, Inc.	Security Services	Preferred Stock	3/30/2016	195,992	155	670
Forgerock, Inc.	Security Services	Preferred Stock	3/30/2016	161,724	340	340
Total Security Services - 0.29%*				357,716	495	1,010
Social/Platform Software
ClassPass, Inc.	Social/Platform Software	Preferred Stock	3/18/2019	84,507	281	281
Total Social/Platform Software - 0.08%*				84,507	281	281
Transportation
Bird Rides, Inc.	Transportation	Preferred Stock	4/18/2019	68,111	80	193
Total Transportation - 0.05%*				68,111	80	193
Travel & Leisure
Inspirato, LLC (2)	Travel & Leisure	Preferred Units	4/25/2013	1,994	37	45
GoEuro Corp. (1) (2)	Travel & Leisure	Preferred Units	3/26/2018	2,362	65	64
Total Travel & Leisure - 0.03%*				4,356	102	109
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	9/3/2014	33,000	95	—
Total Wireless Communications Equipment - 0.00%*				33,000	95	—
Total Warrant Investments - 5.53%*					$14,253	$19,505

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of June 30, 2019

Venture Growth Stage Company	Industry	Type of Equity	Acquisition Date (14)	Shares	Cost (6)	Fair Value
Equity Investments (2) (8)
Business Applications Software
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	7/27/2016	39,018	$161	$—
Convoy, Inc.	Business Applications Software	Preferred Stock	9/27/2018	35,208	250	250
Passport Labs, Inc.	Business Applications Software	Preferred Stock	6/11/2019	1,302	100	100
Total Business Applications Software - 0.10%*				75,528	511	350
Communications Software
Pluribus Networks, Inc.	Communications Software	Preferred Stock	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.57%*				722,073	2,000	2,000
Consumer Non-Durables
Hims, Inc.	Consumer Non-Durables	Preferred Stock	4/29/2019	144,092	500	500
Total Consumer Non-Durables - 0.14%*				144,092	500	500
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	1/17/2019	67,934	500	500
Total E-Commerce - Clothing and Accessories - 0.14%*				67,934	500	500
E-Commerce - Personal Goods
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	6/5/2018	134,249	500	827
Total E-Commerce - Personal Goods - 0.23%*				134,249	500	827
Educational/Training Software
Varsity Tutors LLC	Educational/Training Software	Preferred Stock	1/5/2018	92,470	250	249
Total Educational/Training Software - 0.07%*				92,470	250	249
Financial Institution and Services
GoGreenHost AB (1) (3)	Financial Institution and Services	Preferred Stock	12/1/2017	1	2,134	1,201
Revolut Ltd. (1) (3)	Financial Institution and Services	Preferred Stock	8/3/2017	25,920	292	727
Total Financial Institution and Services - 0.55%*				25,921	2,426	1,928
Healthcare Technology Systems
Groop Internet Platform, Inc.	Healthcare Technology Systems	Preferred Stock	5/15/2019	90,859	250	250
Nurx, Inc.	Healthcare Technology Systems	Preferred Stock	5/31/2019	68,286	500	500
Total Healthcare Technology Systems - 0.21%*				159,145	750	750
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	6/19/2017	8,000	250	290
Casper Sleep Inc.	Household & Office Goods	Common Stock	6/30/2019	26,669	750	870
Total Household & Office Goods - 0.33%*				34,669	1,000	1,160
Network Systems Management Software
Cohesity Inc.	Network Systems Management Software	Preferred Stock	3/24/2017	60,342	400	550
Total Network Systems Management Software - 0.16%*				60,342	400	550
Real Estate Services
Sonder Canada, Inc.	Real Estate Services	Preferred Stock	5/17/2019	29,773	312	312
Total Real Estate Services - 0.09%*				29,773	312	312
Security Services
CrowdStrike, Inc. (10)	Security Services	Common Stock	10/13/2017	278,747	1,072	19,036
Total Security Services - 5.40%*				278,747	1,072	19,036
Shopping Facilitators
Farfetch UK Limited (1) (3) (10)	Shopping Facilitators	Common Stock	3/9/2016	148,851	170	3,096
Total Shopping Facilitators - 0.88%*				148,851	170	3,096
Travel & Leisure
Inspirato, LLC (1) (4)	Travel & Leisure	Preferred Units	9/11/2014	1,948	250	266
GoEuro Corp. (1)	Travel & Leisure	Preferred Stock	10/5/2017	2,362	300	279
Total Travel & Leisure - 0.15%*				4,310	550	545
Total Equity Investments - 9.02%*					$10,941	$31,803

Total Investments in Portfolio Companies - 140.65%* (11)					$482,433	$496,021

Total Investments - 140.65%* (9)					$482,433	$496,021

______________

(1)

Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2019, non-qualifying assets represented 23.7% of the Company’s total assets, at fair value.

(2)	As of June 30, 2019, these debt investments, warrant and equity investments, and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.
(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)

Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $29.5 million, $(15.9) million and $13.6 million respectively. The tax cost of investments is $482.4 million.

(7)

Debt is on non-accrual status at June 30, 2019 and is therefore considered non-income producing. Non-accrual investments at June 30, 2019 had a total cost and fair value of $35.3 million and $27.9 million, respectively.

(8)	Non-income producing investments.
(9)

Except for equity in two public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).

(10)	Entity is publicly traded and listed on New York Stock Exchange.
(11)

The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(12)

During the period, Roli, Ltd’s and Mind Candy Limited’s obligations under their financing arrangements with the Company became past due. The Company is in the process of renegotiating the terms of the Company’s investments in such companies.

(13)	On February 28, 2019, Munchery, Inc. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.
(14)	Acquisition date represents the date of initial investment in the portfolio investment.
*	Value as a percentage of net assets.

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2018

Venture Growth Stage Company	Industry	Type of Investment	Acquisition Date (12)	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (7.00% interest rate, 9.00% EOT payment)	3/5/2014	$13,246	$14,781	$14,213	4/30/2020
Total Biofuels / Biomass - 4.25%*				13,246	14,781	14,213
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	6/13/2017	11,419	11,648	11,706	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	6/30/2017	5,467	5,570	5,598	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	7/26/2017	7,575	7,682	7,721	7/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	9/29/2017	1,802	1,810	1,820	9/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	11/14/2017	2,326	2,319	2,330	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	11/30/2017	1,865	1,856	1,865	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	12/29/2017	2,724	2,701	2,715	12/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	12/29/2017	2,854	2,830	2,845	12/31/2021
Total Building Materials/Construction Machinery - 10.94%*				36,032	36,416	36,600
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	12/27/2016	15,000	15,043	15,600	12/31/2020
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	6/23/2017	15,000	14,841	15,600	6/30/2021
	Business Applications Software	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	9/29/2017	15,000	14,695	15,600	9/30/2021
				45,000	44,579	46,800
HI.Q, Inc.	Business Applications Software	Growth Capital Loan (11.00% interest rate, 2.00% EOT payment)	12/17/2018	13,250	12,993	12,993	6/30/2023
MapR Technologies, Inc.	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	1/29/2016	6	18	18	1/31/2019
	Business Applications Software	Equipment Lease (8.25% interest rate, 10.00% EOT payment) (1)	6/23/2016	382	507	507	6/30/2019
	Business Applications Software	Equipment Loan (6.50% interest rate,10.00% EOT payment)	12/30/2016	183	260	260	6/30/2019
	Business Applications Software	Equipment Lease (8.50% interest rate, 10.00% EOT payment) (1)	12/30/2016	72	82	82	12/31/2019
	Business Applications Software	Equipment Loan (6.75% interest rate,10.00% EOT payment)	4/27/2017	115	140	140	10/31/2019
	Business Applications Software	Equipment Lease (8.75% interest rate, 10.00% EOT payment) (1)	4/27/2017	282	305	305	4/30/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	7/28/2017	67	77	77	1/31/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	7/28/2017	412	436	436	7/31/2020
	Business Applications Software	Equipment Loan (7.00% interest rate,10.00% EOT payment)	10/31/2017	458	504	504	4/30/2020
	Business Applications Software	Equipment Lease (9.00% interest rate, 10.00% EOT payment) (1)	10/31/2017	379	393	393	10/31/2020
	Business Applications Software	Equipment Loan (7.25% interest rate,10.00% EOT payment)	1/31/2018	218	232	232	7/31/2020
	Business Applications Software	Equipment Lease (9.25% interest rate, 10.00% EOT payment) (1)	1/31/2018	329	336	336	1/31/2021
	Business Applications Software	Equipment Loan (7.50% interest rate,10.00% EOT payment)	4/30/2018	138	143	143	10/31/2020
	Business Applications Software	Equipment Lease (9.50% interest rate, 10.00% EOT payment) (1)	4/30/2018	503	509	509	4/30/2021
	Business Applications Software	Equipment Loan (7.75% interest rate,10.00% EOT payment)	7/31/2018	305	309	309	1/31/2021
	Business Applications Software	Equipment Lease (9.75% interest rate, 10.00% EOT payment) (1)	7/31/2018	668	668	668	7/31/2021
	Business Applications Software	Equipment Loan (10.0% interest rate)	12/18/2018	418	418	418	9/30/2019
				4,935	5,337	5,337
OneSource Virtual, Inc.	Business Applications Software	Growth Capital Loan (Prime + 2.50% interest rate, 2.25% EOT payment)	6/29/2018	10,000	10,125	10,125	3/31/2019
Passport Labs, Inc.	Business Applications Software	Growth Capital Loan (Prime + 4.25% interest rate, 5.25% EOT payment)	10/11/2018	19,000	18,674	18,674	10/31/2022
Quantcast Corporation	Business Applications Software	Growth Capital Loan (Prime + 6.25% interest rate, 6.00% EOT payment)	3/12/2018	15,000	15,008	15,083	3/31/2021
Total Business Applications Software - 32.59%*				107,185	106,716	109,012
Consumer Products and Services
Clutter, Inc.	Consumer Products and Services	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	10/30/2018	6,303	6,151	6,151	10/31/2020
	Consumer Products and Services	Growth Capital Loan (Prime + 4.50% interest rate, 4.00% EOT payment)	10/30/2018	5,000	4,863	4,863	10/31/2021
	Consumer Products and Services	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	12/27/2018	1,391	1,352	1,352	12/31/2020
Total Consumer Products and Services - 3.70%*				12,694	12,366	12,366
Consumer Retail
LovePop, Inc.	Consumer Retail	Growth Capital Loan (Prime + 4.75% interest rate, 6.75% EOT payment)	11/5/2018	10,000	9,771	9,771	11/30/2021
Total Consumer Retail - 2.92%*				10,000	9,771	9,771
Database Software
SimpliVity Corporation	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	2/16/2016	71	182	182	2/28/2019
	Database Software	Equipment Lease (7.00% interest rate, 10.00% EOT payment) (1)	3/21/2016	6	13	13	3/31/2019
Total Database Software - 0.06%*				77	195	195
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (10.50% interest rate, 6.00% EOT payment)	2/26/2018	5,000	4,982	5,010	2/28/2021
Outfittery GMBH (1) (2) (3)	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.25% interest rate, 9.00% EOT payment)	8/11/2017	7,127	7,093	6,833	8/31/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	6/7/2018	2,360	2,280	2,212	6/30/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.75% interest rate, 9.00% EOT payment)	12/28/2018	2,294	2,151	2,147	12/31/2021
				11,781	11,524	11,192
Stance, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.50% interest rate, 5.50% EOT payment)	11/1/2018	2,000	1,991	1,991	4/30/2020
Untuckit LLC	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.00% interest rate, 4.50% EOT payment)	5/11/2018	2,301	2,340	2,340	11/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.00% interest rate, 4.50% EOT payment)	9/18/2018	3,000	3,015	3,015	3/31/2020
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.75% interest rate, 4.50% EOT payment)	9/28/2018	4,500	4,478	4,478	3/31/2020
				9,801	9,833	9,833
Total E-Commerce - Clothing and Accessories - 8.38%*				$28,582	$28,330	$28,026

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

As of December 31, 2018

Venture Growth Stage Company	Industry	Type of Investment	Acquisition Date (12)	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments (continued)
E-Commerce - Personal Goods
Enjoy Technology, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (Prime + 5.25% interest rate, 5.50% EOT payment)	9/28/2018	$10,000	$9,692	$9,692	9/30/2021
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (Prime + 1.00% interest rate, 0.25% EOT payment)	12/4/2018	5,000	4,941	4,941	3/31/2019
Total E-Commerce - Personal Goods - 4.37%*				15,000	14,633	14,633
Educational/Training Software
Tangible Play, Inc.	Educational/Training Software	Growth Capital Loan (Prime + 5.00% interest rate, 5.75% EOT payment)	8/31/2018	1,500	1,479	1,586	8/31/2021
Total Educational/Training Software - 0.47%*				1,500	1,479	1,586
Entertainment
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	6/25/2014	10,441	11,387	6,789	1/31/2019
Roli, Ltd. (1) (2) (3)	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	5/23/2018	10,732	10,462	9,867	5/31/2021
	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	5/23/2018	1,342	1,308	1,233	5/31/2021
	Entertainment	Growth Capital Loan (11.25% interest rate, 9.50% EOT payment)	7/16/2018	1,325	1,281	1,222	7/31/2021
	Entertainment	Revolver (Prime + 3.25% interest rate, 5.00% EOT payment)	7/5/2018	129	129	124	6/30/2019
	Entertainment	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	7/5/2018	1,898	1,898	1,827	6/30/2019
	Entertainment	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	9/27/2018	4,556	4,556	4,403	6/30/2019
				19,982	19,634	18,676
Total Entertainment - 7.61%*				30,423	31,021	25,465
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	3/6/2018	5,000	5,034	5,034	9/30/2019
	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	3/12/2018	5,000	5,033	5,033	9/30/2019
				10,000	10,067	10,067
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/5/2017	18,000	18,174	18,174	12/31/2020
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	3/7/2018	2,200	2,197	2,197	3/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	7/31/2018	3,300	3,249	3,249	7/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	8/8/2018	2,500	2,458	2,458	8/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	1,500	1,471	1,471	9/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	2,500	2,452	2,452	9/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	11/15/2018	6,000	5,845	5,845	11/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/6/2018	4,000	3,884	3,884	12/31/2021
				40,000	39,730	39,730
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	6/9/2016	5,000	5,371	5,371	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	6/30/2016	5,000	5,369	5,369	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	12/1/2016	5,000	5,260	5,260	11/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	6/25/2018	10,000	9,905	9,905	6/30/2021
				25,000	25,905	25,905
Total Financial Institution and Services - 22.63%*				75,000	75,702	75,702
Network Systems Management Software
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	4/4/2016	5,000	5,000	5,000	4/4/2020
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	24,215	24,215	21,762	4/4/2021
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	4,732	4,732	3,605	4/4/2021
Total Network Systems Management Software - 9.08%*				33,947	33,947	30,367
Real Estate Services
Sonder USA, Inc.	Real Estate Services	Growth Capital Loan (Prime + 5.75% interest rate, 5.25% EOT payment)	12/28/2018	20,000	19,569	19,569	6/30/2022
Total Real Estate Services - 5.85%*				20,000	19,569	19,569
Restaurant / Food Service
Munchery, Inc. (2) (7)	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% PIK interest rate, 8.75% EOT payment)	6/30/2016	2,589	2,729	1,802	6/30/2019
	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% PIK interest rate)	4/25/2018	300	300	198	6/30/2019
Total Restaurant / Food Service - 0.60%*				2,889	3,029	2,000
Security Services
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	3/30/2016	3,252	3,978	3,978	9/30/2019
	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	8/15/2016	2,473	2,780	2,780	2/29/2020
Total Security Services - 2.02%*				5,725	6,758	6,758
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3) (7)	Wireless Communications Equipment	Growth Capital Loan (Prime + 11.75% PIK interest rate)	9/3/2014	6,701	6,701	6,093	12/31/2021
Eero, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 8.25% interest rate)	5/17/2017	7,991	7,963	7,991	11/30/2019
	Wireless Communications Equipment	Growth Capital Loan (Prime + 8.25% interest rate)	9/28/2018	5,000	4,879	5,000	3/31/2021
				12,991	12,842	12,991
Total Wireless Communications Equipment - 5.70%*				19,692	19,543	19,084
Total Debt Investments - 121.17%*				$411,992	$414,256	$405,347

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

As of December 31, 2018

Venture Growth Stage Company	Industry	Type of Warrant	Acquisition Date (12)	Shares	Cost (6)	Fair Value
Warrant Investments (8)
Advertising / Marketing
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	12/13/2013	48,500	$35	$104
Total Advertising / Marketing - 0.03%*				48,500	35	104
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Preferred Stock	6/13/2017	4,545,455	500	864
Total Building Materials/Construction Machinery - 0.26%*				4,545,455	500	864
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Preferred Stock	6/20/2016	547,440	1,540	2,566
HI.Q, Inc.	Business Applications Software	Preferred Stock	12/17/2018	606,952	196	196
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	11/12/2013	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	9/30/2015	253,805	41	129
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	11/13/2014	55,814	11	80
OneSource Virtual, Inc.	Business Applications Software	Preferred Stock	6/25/2018	39,318	90	90
Passport Labs, Inc.	Business Applications Software	Preferred Stock	9/28/2018	17,448	228	228
Quantcast Corporation (5)	Business Applications Software	Cash Exit Fee	8/9/2018	—	213	219
Toast, Inc. (2)	Business Applications Software	Preferred Stock	2/1/2018	26,325	27	136
Total Business Applications Software - 1.12%*				1,943,754	2,394	3,739
Business to Business Marketplace
Factual, Inc. (2)	Business to Business Marketplace	Preferred Stock	9/4/2018	23,536	43	43
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	7/13/2015	10,346	40	37
RetailNext, Inc.	Business to Business Marketplace	Preferred Stock	11/16/2017	123,420	80	80
Total Business to Business Marketplace - 0.05%*				157,302	163	160
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.) (2)	Conferencing Equipment / Services	Preferred Stock	9/29/2015	323,381	670	203
Total Conferencing Equipment / Services - 0.06%*				323,381	670	203
Consumer Products and Services
Clutter, Inc.	Consumer Products and Services	Preferred Stock	10/18/2018	71,064	333	333
Quip NYC, Inc. (2)	Consumer Products and Services	Preferred Stock	11/26/2018	33,017	364	364
Total Consumer Products and Services - 0.21%*				104,081	697	697
Consumer Retail
LovePop, Inc.	Consumer Retail	Preferred Stock	10/23/2018	163,463	168	168
Total Consumer Retail - 0.05%*				163,463	168	168
Database Software
Qubole, Inc. (2)	Database Software	Preferred Stock	11/21/2018	88,422	41	41
Total Database Software - 0.01%*				88,422	41	41
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	11/20/2017	40,786	123	42
Outfittery GMBH (1) (2) (3) (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	8/10/2017	—	501	486
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	11/25/2015	88,037	213	512
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Common Stock	11/25/2015	149,203	1,081	1,280
Stance, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	3/31/2017	75,000	41	70
Untuckit LLC (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	5/11/2018	—	39	43
Total E-Commerce - Clothing and Accessories - 0.73%*				353,026	1,998	2,433
E-Commerce - Personal Goods
Enjoy Technology, Inc.	E-Commerce - Personal Goods	Preferred Stock	9/7/2018	336,304	269	269
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	4/2/2018	105,655	88	401
Total E-Commerce - Personal Goods - 0.20%*				441,959	357	670
Educational/Training Software
Varsity Tutors LLC (2) (5)	Educational/Training Software	Preferred Stock	3/13/2017	240,590	65	185
Tangible Play, Inc.	Educational/Training Software	Preferred Stock	8/31/2018	61,840	79	79
Total Educational/Training Software - 0.08%*				302,430	144	264
Entertainment
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	3/24/2017	22,376	751	—
Roli, Ltd. (1) (2) (3)	Entertainment	Preferred Stock	5/23/2018	102,247	644	612
Total Entertainment - 0.18%*				124,623	1,395	612
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Preferred Stock	9/15/2017	271,293	361	757
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Preferred Stock	12/5/2017	40,596	766	766
Revolut Ltd. (1) (2) (3)	Financial Institution and Services	Preferred Stock	4/16/2018	6,253	40	40
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	12/23/2015	128,288	382	490
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	12/23/2015	46,548	136	142
Total Financial Institution and Services - 0.66%*				492,978	1,685	2,195
Food & Drug
Capsule Corp. (2) (5)	Food & Drug	Cash Exit Fee	12/28/2018	—	129	129
Total Food & Drug - 0.04%*				—	129	129
General Media and Content
BZ Holdings, Inc. (fka TechMediaNetwork, Inc.) (2)	General Media and Content	Preferred Stock	3/17/2014	72,234	31	38
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	9/24/2014	774,352	624	1,022
Total General Media and Content - 0.32%*				846,586	655	1,060
Human Resources/Recruitment
Hired, Inc. (2)	Human Resources/Recruitment	Preferred Stock	9/21/2018	32,599	55	55
Total Human Resources/Recruitment - 0.02%*				32,599	55	55
Medical Software and Information Services
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	10/9/2013	31,063	112	74
Total Medical Software and Information Services - 0.02%*				31,063	112	74
Real Estate Services
Homelight, Inc. (2)	Real Estate Services	Preferred Stock	12/21/2018	8,339	27	27
Sonder USA, Inc.	Real Estate Services	Preferred Stock	12/28/2018	136,511	232	232
Total Real Estate Services - 0.08%*				144,850	$259	$259

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2018

Venture Growth Stage Company	Industry	Type of Warrant	Acquisition Date (12)	Shares	Cost (6)	Fair Value
Warrant Investments (8) (continued)
Restaurant / Food Service
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	6/30/2016	21,537	$45	$—
Total Restaurant / Food Service - 0.00%*				21,537	45	—
Security Services
CrowdStrike, Inc. (2)	Security Services	Preferred Shares	10/13/2017	99,344	72	1,035
Forgerock, Inc.	Security Services	Preferred Stock	3/30/2016	195,992	155	459
Total Security Services - 0.45%*				295,336	227	1,494
Shopping Facilitators
Farfetch UK Limited (1) (2) (3) (10)	Shopping Facilitators	Preferred Stock	3/9/2016	189,995	170	1,996
Total Shopping Facilitators - 0.60%*				189,995	170	1,996
Travel & Leisure
Inspirato, LLC (2)	Travel & Leisure	Preferred Units	4/25/2013	1,994	37	26
GoEuro Corp. (1) (2)	Travel & Leisure	Preferred Units	3/26/2018	2,362	65	64
Total Travel & Leisure - 0.03%*				4,356	102	90
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	9/3/2014	33,000	95	—
Eero, Inc.	Wireless Communications Equipment	Preferred Stock	8/5/2016	94,806	114	—
Eero, Inc.	Wireless Communications Equipment	Cash Exit Fee (5)	9/28/2018	—	77	207
				94,806	191	207
Total Wireless Communications Equipment - 0.06%*				127,806	286	207
Total Warrant Investments - 5.24%*					$12,287	$17,514

Venture Growth Stage Company	Industry	Type of Equity	Acquisition Date (12)	Shares	Cost (6)	Fair Value
Equity Investments (2) (8)
Business Applications Software
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	7/27/2016	39,018	$161	$161
Convoy, Inc.	Business Applications Software	Preferred Stock	9/27/2018	35,208	250	250
Total Business Applications Software - 0.12%*				74,226	411	411
Communications Software
Pluribus Networks, Inc.	Communications Software	Preferred Stock	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.60%*				722,073	2,000	2,000
E-Commerce - Personal Goods
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	6/5/2018	134,249	500	830
Total E-Commerce - Personal Goods - 0.25%*				134,249	500	830
Educational/Training Software
Varsity Tutors LLC	Educational/Training Software	Preferred Stock	1/5/2018	92,470	250	249
Total Educational/Training Software - 0.07%*				92,470	250	249
Financial Institution and Services
GoGreenHost AB (1) (3)	Financial Institution and Services	Preferred Stock	12/1/2017	1	2,138	1,730
Revolut Ltd. (1) (3)	Financial Institution and Services	Preferred Stock	8/3/2017	25,920	292	664
Total Financial Institution and Services - 0.72%*				25,921	2,430	2,394
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	6/19/2017	8,000	250	251
Casper Sleep Inc.	Household & Office Goods	Common Stock	6/30/2019	26,669	750	741
Total Household & Office Goods - 0.30%*				34,669	1,000	992
Network Systems Management Software
Cohesity Inc.	Network Systems Management Software	Preferred Stock	3/24/2017	60,342	400	468
Total Network Systems Management Software - 0.14%*				60,342	400	468
Security Services
CrowdStrike, Inc.	Security Services	Preferred Stock	10/13/2017	87,849	500	1,297
CrowdStrike, Inc.	Security Services	Common Stock	10/13/2017	97,656	500	1,378
Total Security Services - 0.80%*				185,505	1,000	2,675
Travel & Leisure
Inspirato, LLC (1) (4)	Travel & Leisure	Preferred Units	9/11/2014	1,948	250	258
GoEuro Corp. (1)	Travel & Leisure	Preferred Stock	10/5/2017	2,362	300	279
Total Travel & Leisure - 0.16%*				4,310	550	537
Total Equity Investments - 3.16%*					$8,541	$10,556

Total Investments in Portfolio Companies - 129.56%* (11)					$435,084	$433,417

Short-Term Investments (2)					Cost (6)	Fair Value
U.S. Treasury Bills	$20,000 Face Value, Maturity Date 1/3/2019, Yield to Maturity 2.15%				$19,999	$19,999
Total Short-Term Investments - 5.98%*					$19,999	$19,999

Total Investments - 135.54%* (9)					$455,083	$453,416

See accompanying notes to condensed consolidated financial statements.

______________

(1)	Investment is a non-qualifying asset under Section 55(a) of the 1940 Act. As of December 31, 2018, non-qualifying assets represented 25.6% of the Company’s total assets, at fair value.
(2)	As of December 31, 2018, these debt investments, warrant and equity investments, and short-term investments were not pledged as collateral as part of the Company’s revolving credit facility.
(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)

Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $12.1 million, $(13.8) million and $(1.7) million respectively. The tax cost of investments is $455.1 million.

(7)

Debt is on non-accrual status at December 31, 2018 and is therefore considered non-income producing. Non-accrual investments at December 31, 2018 had a total cost and fair value of $9.7 million and $8.1 million, respectively.

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

(12)	Acquisition date represents the date of initial investment in the portfolio investment.
*	Value as a percentage of net assets.

See accompanying notes to condensed consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS

(unaudited)

As of June 30, 2019 and as of December 31, 2018

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

For each debt investment tied to the Prime Rate, “Prime”, the current rate is 5.50% as of June 30, 2019.

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

June 30, 2019
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

The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. The Company’s investment objective is to maximize its total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by lending primarily with warrants to venture growth stage companies focused in technology, life sciences and other high growth industries backed by TPC’s select group of leading venture capital investors. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”), which is registered as an investment adviser under the 1940 Act and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and pays fees and expenses for services provided.

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

Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures required by GAAP for the annual reporting of consolidated financial statements are omitted.

The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the periods presented have been included and all intercompany account balances and transactions have been eliminated.

Certain items in the prior period’s condensed consolidated financial statements have been conformed to the current period’s presentation. These presentation changes, if any, did not impact any prior amounts of reported total assets, total liabilities, net assets or results of operations.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s condensed consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude U.S. Treasury Bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. The Company had cumulative realized and unrealized losses during the three and six months ended June 30, 2019 and June 30, 2018, and, as a result, no capital gains incentive fees were recorded for the three and six months ended June 30, 2019 and June 30, 2018.

Management and Incentive Fees	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Base management fee	$2,076	$1,768	$3,837	$3,296
Income incentive fee	$2,530	$2,200	$5,009	$3,687
Capital gains incentive fee	$—	$—	$—	$—

The table above presents the base management and incentive fees accrued during the period which are paid in the quarter after they are earned. During the three and six months ended June 30, 2019, approximately $1.8 million and $3.5 million, respectively, of base management fees earned in prior periods were paid, and approximately $2.5 million and $5.0 million, respectively, of income incentive fees earned in prior periods were paid. During the three and six months ended June 30, 2018, approximately $1.5 million and $3.0 million, respectively, of base management fees earned in prior periods were paid, and approximately $1.5 million and $2.6 million, respectively, of income incentive fees earned in prior periods were paid.

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

For the three months ended June 30, 2019 and 2018, expenses paid or payable by the Company to the Administrator under the Administration Agreement were each approximately $0.4 million, of which approximately $24 thousand and $64 thousand, respectively, were paid or payable to third party service providers.

For the six months ended June 30, 2019 and 2018, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $0.8 million each, respectively, of which approximately $47 thousand and $128 thousand, respectively, were paid or payable to third party service providers.

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

Investment Valuation

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2019 and as of December 31, 2018. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type	As of June 30, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$444,713	$444,713
Warrant investments	—	—	19,505	19,505
Equity investments	22,132	—	9,671	31,803
Short-term investments	—	—	—	—
Total investments	$22,132	$—	$473,889	$496,021

Investment Type	As of December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$405,347	$405,347
Warrant investments	—	1,996	15,518	17,514
Equity investments	—	—	10,556	10,556
Short-term investments	19,999	—	—	19,999
Total investments	$19,999	$1,996	$431,421	$453,416

 The following tables present information about Level 3 investments measured at fair value for the three and six months ended June 30, 2019 and 2018. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3	For the Three Months Ended June 30, 2019
Investment Activity (dollars in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of April 1, 2019	$424,396	$18,040	$11,256	$453,692
Funding and purchases of investments, at cost	71,102	637	1,735	73,474
Principal payments and sale proceeds received from investments	(51,247)	—	—	(51,247)
Amortization and accretion of premiums and discounts, net and end-of term payments	1,742	—	—	1,742
Realized gains (losses) on investments	—	—	—	—
Net change in unrealized gains (losses) included in earnings	(1,571)	828	14,809	14,066
Payment-in-kind coupon	291	—	—	291
Gross transfers out of Level 3 (1)	—	—	(18,129)	(18,129)
Totals	$444,713	$19,505	$9,671	$473,889

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2019	$(1,569)	$828	$(386)	$(1,127)

Level 3	For the Six Months Ended June 30, 2019
Investment Activity (dollars in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2019	$405,347	$15,518	$10,556	$431,421
Funding and purchases of investments, at cost	158,743	1,959	2,401	163,103
Principal payments and sale proceeds received from investments	(121,797)	—	—	(121,797)
Amortization and accretion of premiums and discounts, net and end-of-term payments	4,977	—	—	4,977
Realized gains (losses) on investments	—	7	—	7
Net change in unrealized gains (losses) included in earnings	(3,619)	2,021	18,846	17,248
Payment-in-kind coupon	1,062	—	—	1,062
Gross transfers out of Level 3 (1)	—	—	(22,132)	(22,132)
Totals	$444,713	$19,505	$9,671	$473,889

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2019	$(1,140)	$(124)	$(270)	$(1,534)

_______________

(1)	Transfers out of Level 3 are measured as of the date of the transfer. During the three months ended June 30, 2019, these transfers relate to an equity investment in a publicly traded company.
Level 3	For the Three Months Ended June 30, 2018
Investment Activity (dollars in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of April 1, 2018	$380,306	$11,138	$8,257	$399,701
Fundings of investments, at cost	51,096	1,246	500	52,842
Principal payments and sale proceeds received from investments	(55,469)	(1,167)	(74)	(56,710)
Amortization and accretion of premiums and discounts, net and end-of-term payments	2,860	—	—	2,860
Realized gains (losses) on investments	—	(47)	(295)	(342)
Net change in unrealized gains (losses) included in earnings	(4,238)	1,665	1,943	(630)
Payment-in-kind coupon	684	—	—	684
Totals	$375,239	$12,835	$10,331	$398,405

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2018	$(1,824)	$1,617	$1,942	$1,735

Level 3	For the Six Months Ended June 30, 2018
Investment Activity (dollars in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2018	$352,052	$11,062	$7,969	$371,083
Fundings of investments, at cost	88,062	1,861	750	90,673
Principal payments and sale proceeds received from investments	(69,693)	(1,167)	(74)	(70,934)
Amortization and accretion of premiums and discounts, net and end-of term payments	5,810	—	—	5,810
Realized (losses) on investments	—	(47)	(295)	(342)
Net change in unrealized gains included in earnings	(2,281)	1,126	1,981	826
Payment-in-kind coupon	1,289	—	—	1,289
Totals	$375,239	$12,835	$10,331	$398,405

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2018	$(1,909)	$1,841	$2,123	$2,055

Realized gains and losses are included as a component of net realized gains (losses) in the condensed consolidated statements of operations.

During the three months ended June 30, 2019, the Company recognized net realized losses on investments of approximately $(17) thousand, as a result of changes in foreign currency between the time of investment and liquidation. During the three months ended June 30, 2018, the Company recognized net realized gains on investments of approximately $0.8 million, consisting of gross realized gains of $1.8 million, of which $1.1 million related to the sale of equity in one portfolio company and $0.7 million from warrant investments related to the acquisition of one portfolio company, offset by gross realized losses of $(1.0) million from warrant and equity investments related to the acquisition of one portfolio company at a price that resulted in a write-off of the investment.

During the six months ended June 30, 2019, the Company recognized net realized losses on investments of $(46) thousand, as a result of changes in foreign currency between the time of investment and liquidation. During the six months ended June 30, 2018, the Company recognized net realized gains on investments of approximately $0.8 million, consisting of gross realized gains of $1.8 million, of which $1.1 million related to the sale of equity in one portfolio company and $0.7 million from warrant investments related to the acquisition of one portfolio company, offset by gross realized losses of $(1.0) million from warrant and equity investments related to the acquisition of one portfolio company.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations.

Net change in unrealized appreciation during the three months ended June 30, 2019 was approximately $13.8 million, which primarily consisted of $14.0 million of net unrealized appreciation on the investment portfolio related to mark to market activity primarily related to appreciation in our investment in CrowdStrike, Inc. following its initial public offering, offset by net unrealized depreciation of $0.3 million as a result of changes in funds held in foreign currency for investment and a decline in the price of our equity in FarFetch UK Limited, a publicly traded company. Net change in unrealized depreciation during the three months ended June 30, 2018 was approximately $(1.2) million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $2.9 million into income or realized gains due to the disposition of three portfolio companies, offset by $1.7 million of net unrealized appreciation on the investment portfolio related to mark to market activity.

Net change in unrealized appreciation during the six months ended June 30, 2019 was approximately $14.9 million, which primarily consisted of $17.1 million of net unrealized appreciation on the investment portfolio related to mark to market activity primarily related to appreciation in our investment in CrowdStrike, Inc. following its initial public offering as well as in FarFetch UK Limited, a publicly traded company, offset by the reversal and recognition of previously recorded net unrealized appreciation of $1.9 million into income or realized gains due to the disposition of five portfolio companies and net unrealized depreciation of $0.3 million as a result of changes in funds held in foreign currency for investment. Net change in unrealized appreciation during the six months ended June 30, 2018 was approximately $0.8 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $0.9 million into income or realized gains due to the disposition of three portfolio companies, offset by $1.7 million of net unrealized appreciation on the investment portfolio related to mark to market activity.

For the three months ended June 30, 2019, the Company recognized approximately $1.0 million in other income, consisting of approximately $0.1 million from the termination or expiration of unfunded commitments and approximately $0.9 million from amortization of certain fees paid by portfolio companies and other income. For the three months ended June 30, 2018, the Company recognized approximately $1.1 million in other income, consisting of approximately $0.3 million from the termination or expiration of unfunded commitments and approximately $0.8 million from amortization of certain fees paid by portfolio companies and other income.

For the six months ended June 30, 2019, the Company recognized approximately $1.4 million in other income, consisting of approximately $0.3 million from the termination or expiration of unfunded commitments and approximately $1.1 million from amortization of certain fees paid by portfolio companies and other income. For the six months ended June 30, 2018, the Company recognized approximately $1.1 million in other income, consisting of approximately $0.3 million from the termination or expiration of unfunded commitments and approximately $0.8 million from amortization of certain fees paid by portfolio companies and other income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of June 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments	As of June 30, 2019
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$428,881	Discounted Cash Flows	Discount Rate	6.23% - 427.85%	17.56%
	15,832	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% -90.00%
Warrant investments	18,351	Black Scholes Option Pricing Model	Revenue Multiples	1.50x - 6.50x	4.10x
			Volatility	35.00% - 75.00%	58.72%
			Term	0.55– 4.00 Years	2.79 Years
			Discount for Lack of Marketability	0.00% - 25.00%	17.55%
			Risk Free Rate	1.70% - 2.36%	1.78%
	313	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50%	27.50%
			Term	4.50 Years	4.50 Years
	841	Discounted Expected Return	Discount Rate	18.00% - 22.50%	20.58%
			Term	2.75 - 3.50 Years	3.18 Years
			Expected Recovery Rate	75.00% - 80.00%	75.65%
Equity investments	7,310	Black Scholes Option Pricing Model	Revenue Multiples	1.10x - 6.50x	3.20x
			Volatility	35.00% - 80.00%	61.30%
			Term	1.50 - 4.50 Years	3.06 Years
			Discount for Lack of Marketability	0.00% - 5.00%	5.00%
			Risk Free Rate	1.70% - 2.20%	1.80%
	1,160	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50% - 32.50%	31.25%
			Term	4.50 Years	4.50 Years
	1,201	Discounted Expected Recovery	Expected Recovery Rate	72.00%	72.00%
Total investments	$473,889

Level 3 Investments	As of December 31, 2018
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$390,465	Discounted Cash Flows	Discount Rate	9.80% - 43.66%	16.07%
	$14,882	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	33.33% -75.00%
Warrant investments	13,399	Black Scholes Option Pricing Model	Revenue Multiples	0.90x - 10.00x	4.01x
			Volatility	40.00% - 75.00%	57.81%
			Term	1.00– 4.00 Years	2.67 Years
			Discount for Lack of Marketability	0.00% - 22.70%	16.36%
			Risk Free Rate	2.40% - 3.00%	2.52%
	1,035	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	26.40%	26.40%
			Term	1.50 Years	1.50 Years
	1,084	Discounted Expected Return	Discount Rate	18.00% - 25.00%	19.21%
			Term	0.50 - 4.00 Years	2.68 Years
			Expected Recovery Rate	50.00% - 80.00%	72.23%
Equity investments	5,159	Black Scholes Option Pricing Model	Revenue Multiples	1.00x - 9.00x	6.15x
			Volatility	44.00% - 80.00%	56.00%
			Term	1.50 - 4.50 Years	2.40 Years
			Discount for Lack of Marketability	0.00% - 6.10%	6.10%
			Risk Free Rate	2.47% - 2.60%	2.52%
	3,667	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	21.40% - 32.50%	25.59%
			Term	1.50 - 4.50 Years	2.78 Years
	1,730	Discounted Expected Recovery	Expected Recovery Rate	71.00%	71.00%
Total investments	$431,421

As of June 30, 2019 the fair values for all but three of the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields as of the reporting date. The fair value for three debt investments as of June 30, 2019 were estimated using a Probability-Weighted Expected Return Method. As of June 30, 2019, fair values for all but five warrant investment positions were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. One warrant investment was valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. Four investments contain fee conditions which may result in cash proceeds to the Company upon a qualifying liquidity event. These investments were valued using a discounted expected return method. As of June 30, 2019, all but three equity investments were valued using the market approach or the last equity financing round. The fair market value for one investment as of June 30, 2019 was derived based on a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. The fair market values for two investments as of June 30, 2019 were based on time discounted expected recovery.

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

As of June 30, 2019 and December 31, 2018, approximately $430.0 million and $385.9 million of the Company’s assets were pledged for borrowings under its revolving credit facility, respectively.

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

Note 6. Borrowings

Credit Facility

In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, acting as administrative agent and a lender, and KeyBank National Association, TIAA Bank, and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). In August 2014, the Company amended the Credit Facility to increase the total commitments available thereunder to $200.0 million in aggregate. In January 2018, the Company amended and renewed the Credit Facility, which, among other things, increased the total commitment by $10.0 million to $210.0 million and replaced AloStar Bank of Commerce with MUFG Union Bank, N.A as a lender. In May 2019, the Company amended and renewed the Credit Facility, which, among other things, (i) increased the total commitment by $55.0 million to $265.0 million, (ii) added an accordion feature under the Credit Facility, which allows the Company to increase the size of the Credit Facility to an amount not to exceed $400 million; and (iii) extended the revolving period of the Credit Facility from February 21, 2020 to May 31, 2021 and the maturity date of the Credit Facility from August 21, 2021 to November 31, 2022.

Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of approximately 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of approximately 55% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, Mr. James P. Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company ceases to be treated as a BDC under the 1940 Act. As of June 30, 2019 and December 31, 2018, the Company was in compliance with all covenants under the Credit Facility.

At June 30, 2019 and December 31, 2018, the Company had outstanding borrowings under the Credit Facility of $85.8 million and $23.0 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility, paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Credit Facility
Interest cost charged on borrowings	$1,364	$857	$1,852	$1,714
Unused fee	162	179	381	366
Amortization of costs and other fees	275	288	564	556
Credit Facility Total	$1,801	$1,324	$2,797	$2,636
2022 Notes
Interest cost	$1,075	$1,075	$2,150	$2,150
Amortization of costs and other fees	134	133	266	264
2022 Notes Total	$1,209	$1,208	$2,416	$2,414
Total interest expense and amortization of fees	$3,010	$2,532	$5,213	$5,050

During the three and six months ended June 30, 2019, the Company had average outstanding borrowings under the Credit Facility of $100.3 million and $68.1 million, respectively, at a weighted average interest of 5.38% and 5.41%, respectively. During the three and six months ended June 30, 2018, the Company had average outstanding borrowings under the Credit Facility of $68.3 million and $71.7 million, respectively, at a weighted average interest of 4.91% and 4.75%, respectively.

2022 Notes

On July 14, 2017, the Company completed a public offering of $65.0 million in aggregate principal amount of its 5.75% notes due 2022 (the “2022 Notes”) and received net proceeds of approximately $62.8 million after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, the Company issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of approximately $9.5 million after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning October 15, 2017. The 2022 Notes are listed on the NYSE under the symbol “TPVY” and mature on July 15, 2022. The 2022 Notes were issued in integral principal amount multiples (“units”) of $25. The Company used a portion of the net proceeds from the offering of the 2022 Notes to redeem all of the outstanding 6.75% Notes due 2020.

At June 30, 2019, the 2022 Notes had a market price of $25.69 per unit, resulting in an aggregate fair value of approximately $76.8 million. The 2022 Notes are recorded at amortized cost in the condensed consolidated statements of assets and liabilities. Amortized cost includes approximately $1.6 million of deferred issuance cost at June 30, 2019, which is amortized and expensed over the five year term of the 2022 Notes based on an effective yield method.

The following tables provide additional information about the fair value hierarchy of the Company’s liabilities at June 30, 2019 and December 31, 2018.

Liability	As of June 30, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$85,776	$85,776
2022 Notes, net *	—	75,259	—	75,259
Total	$—	$75,259	$85,776	$161,035

_______________

*	Net of approximately $1.6 million of deferred issuance cost

Liability	As of December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$23,000	$23,000
2022 Notes, net *	—	72,860	—	72,860
Total	$—	$72,860	$23,000	$95,860

_______________

*	Net of approximately $1.8 million of deferred issuance cost.

Other Payables

As of June 30, 2019, the Company had no U.S. Treasury Bills included in its condensed consolidated statements of assets and liabilities. On December 31, 2018, the Company purchased $20.0 million of U.S. Treasury Bills for settlement on January 4, 2019. The associated payable was included in the Company’s condensed consolidated statements of assets and liabilities as of June 30, 2019 and December 31, 2018.

Note 7. Commitments and Contingencies

Commitments

As of June 30, 2019 and December 31, 2018, the Company’s unfunded commitments totaled approximately $350.1 million to twenty-five portfolio companies and approximately $294.3 million to twenty portfolio companies, respectively, of which $91.3 million and $87.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. As of June 30, 2019, of the approximately $350.1 million of unfunded commitments, approximately $162.7 million will expire in 2019, $157.3 million will expire during 2020, and $30.0 million will expire during 2021, if not drawn prior to expiration.

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

The tables below provide the Company’s unfunded commitments by portfolio company as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019
Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Adjust GMBH	$6,000	$119
BlueVine Capital, Inc.	10,000	—
Capsule Corporation	10,000	179
Casper Sleep, Inc.	30,000	615
ClassPass, Inc.	30,000	581
Clutter, Inc.	15,374	156
Curology, Inc.	15,000	35
FabFitFun, Inc.	10,000	75
Factual, Inc.	10,000	143
Forgerock, Inc.	20,000	426
GoEuro Corp.	30,000	365
Groop Internet Platform, Inc.	7,000	163
Grove Collaborative, Inc.	24,500	407
Homelight, Inc.	8,000	48
Imperfect Foods, Inc.	10,000	169
Knotel, Inc.	6,000	92
OneSource Virtual	10,000	—
Outdoor Voices, Inc.	5,000	120
Prodigy Finance Limited	1,867	19
Qubole, Inc.	15,000	78
Quip NYC, Inc.	5,000	123
Sonder USA, Inc.	3,333	73
Stance, Inc.	13,000	144
Toast, Inc.	35,000	115
Transfix, Inc.	20,000	194
Total	$350,074	$4,439

__________________

*Does not include $5.5 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

	As of December 31, 2018
Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
BlueVine Capital, Inc.	$20,000	$—
Capsule Corporation	10,000	179
Clutter, Inc.	2,306	176
FabFitFun, Inc.	10,000	75
Factual, Inc.	10,000	143
Fiverr International, Ltd.	30,000	158
GoEuro Corp.	30,000	365
Grove Collaborative, Inc.	10,000	81
Hired, Inc.	10,000	155
Homelight, Inc.	10,000	43
OneSource Virtual	10,000	—
Passport Labs, Inc.	6,000	61
Prodigy Finance Limited	2,000	20
Qubole, Inc.	15,000	78
Quip NYC, Inc.	25,000	514
Sonder USA, Inc.	5,000	46
Stance, Inc.	13,000	144
Tangible Play, Inc.	6,000	90
Toast, Inc.	60,000	115
WorldRemit Limited	10,000	67
Total	$294,306	$2,510

__________________

*Does not include $25.0 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The tables above also provide the fair value of the Company’s unfunded commitment liability totaling approximately $4.4 million and $2.5 million as of June 30, 2019 and December 31, 2018, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s condensed consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details regarding the Company’s unfunded commitments activity during the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Commitments Activity (in thousands)	2019	2018	2019	2018
Activity during the period:
New commitments*	$98,364	$140,423	$289,324	$255,423
Fundings	(72,539)	(52,920)	(162,056)	(90,782)
Expirations / Terminations	(50,000)	(40,000)	(91,000)	(40,000)

Unfunded commitments at beginning of period**	$379,749	$124,435	$294,306	$100,097
Unfunded commitments at end of period**	$350,074	$203,390	$350,074	$203,390
Backlog of potential future commitments	$5,500	$56,707	$5,500	$56,707

______________

* Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

**Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments (in thousands)*	As of June 30, 2019	As of December 31, 2018
Dependent on milestones	$91,333	$87,500
Expiring during:
2019	162,741	183,306
2020	157,333	111,000
2021	30,000	—

Growth capital loans	350,074	294,306
Equipment leases and loans	—	—

______________

*Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments

The Company entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of June 30, 2019 and December 31, 2018, this backlog of potential future commitments totaled $5.5 million and $25.0 million, respectively.

Note 8. Financial Highlights

The financial highlights presented below are for the three and six months ended June 30, 2019 and 2018.

Financial Highlights	For the Three Months Ended June 30, or as of June 30,		For the Six Months Ended June 30, or as of June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Per Share Data (1)
Net asset value at beginning of period	$13.59	$13.34	13.50	13.25
Changes in net asset value due to:
Net investment income	0.41	0.50	0.81	0.83
Net realized gains (losses) on investments	—	0.04	—	0.04
Net change in unrealized gains (losses) on investments	0.55	(0.07)	0.60	0.05
Net increase (decrease) from capital share transactions (1)	—	—	—	—
Distributions from net investment income	(0.36)	(0.36)	(0.72)	(0.72)
Net asset value at end of period	$14.19	$13.45	$14.19	$13.45

Net investment income per share	$0.41	$0.50	$0.81	$0.83
Net increase in net assets resulting from operations per share	$0.96	$0.47	$1.41	$0.92
Weighted average shares of common stock outstanding for period	24,827	17,754	24,805	17,742
Shares of common stock outstanding at end of period	24,859	17,771	24,859	17,771

Ratios / Supplemental Data
Net asset value at beginning of period	$337,199	$236,505	$334,531	$234,945
Net asset value at end of period	$352,652	$238,991	$352,652	$238,991
Average net asset value	$337,318	$236,558	$337,366	$236,534
Stock price at end of period	$14.23	$12.43	$14.23	$12.43

Total return based on net asset value per share (2)	10.2%	7.1%	10.9%	7.8%
Total return based on stock price (3)	9.1%	10.5%	37.9%	4.1%

Net investment income to average net asset value (4)	12.0%	14.9%	12.0%	12.6%
Net increase (decrease) in net assets to average net asset value (4)	28.4%	14.2%	20.9%	13.9%
Ratio of expenses to average net asset value (4)	10.5%	13.1%	9.8%	12.3%
Operating expenses excluding incentive fees to average net asset value	7.5%	9.4%	6.8%	9.2%
Income incentive fees to average net asset value	3.0%	3.7%	3.0%	3.1%
Capital gains incentive fees to average net asset value	0.0%	0.0%	0.0%	0.0%

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

(4)	Percentage is presented on an annualized basis.

The weighted average portfolio yield on debt investments presented below is for the three and six months ended June 30, 2019 and 2018.

Ratios	For the Three Months Ended June 30, or as of June 30,		For the Six Months Ended June 30, or as of June 30,
(Percentages, on an annualized basis) (1)	2019	2018	2019	2018
Weighted average portfolio yield on debt investments (2)	16.5%	17.2%	16.4%	15.6%
Coupon income	10.6%	10.8%	10.6%	10.7%
Accretion of discount	0.8%	0.9%	0.9%	0.9%
Accretion of end-of-term payments	2.3%	2.2%	2.2%	2.2%
Impact of prepayments during the period	2.8%	3.3%	2.7%	1.8%

_______________

(1)

Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

(2)	The weighted average portfolio yields on debt investments reflected above do not represent actual investment returns to the Company’s stockholders.

Note 9. Net Increase in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018.

Basic and Diluted Share Information	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net investment income	$10,123	$8,800	$20,038	$14,747
Net increase in net assets resulting from operations	$23,861	$8,395	$34,930	$16,338
Basic and diluted weighted average shares of common stock outstanding	24,827	17,754	24,805	17,742
Basic and diluted net investment income per share of common stock	$0.41	$0.50	$0.81	$0.83
Basic and diluted net increase in net assets resulting from operations per share of common stock	$0.96	$0.47	$1.41	$0.92
Note 10. Equity

Since inception through June 30, 2019, the Company has issued 25,087,545 shares of common stock through an initial public offering, a concurrent private placement offering in 2014, a follow-on offering in 2015, a private placement offering in 2017 and a follow-on offering and concurrent private placement offering in 2018. The Company received net proceeds from these offerings of approximately $354.7 million, net of the portion of the underwriting sales load and offering costs paid by the Company.

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the six months ended June 30, 2019 and year ended December 31, 2018 is provided in the following table.

Issuance of Common Stock for the Six Months Ended June 30, 2019 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2019 distribution reinvestment	3/29/2019	40	$518	—	—	$13.07 per share
Second quarter 2019 distribution reinvestment	6/14/2019	39	528	—	—	$13.40 per share
Total issuance		79	$1,046	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2018 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2018 distribution reinvestment	4/6/2018	22	$249	$—	$—	$11.35 per share
Second quarter 2018 distribution reinvestment	6/15/2018	19	234	—	—	$12.08 per share
Public offering of common stock (1)	8/9/2018	6,000	82,200	—	260	$13.70 per share
Private placement (1)	8/9/2018	400	5,480	—	—	$13.70 per share
Exercise of over-allotment option	8/31/2018	525	7,191	—	—	$13.70 per share
Third quarter 2018 distribution reinvestment	9/14/2018	31	379	—	—	$12.39 per share
Fourth quarter 2018 distribution reinvestment	12/14/2018	39	448	—	—	$11.35 per share
Special 2018 distribution reinvestment	12/28/2018	14	145	—	—	$10.55 per share
Total issuance		7,050	$96,326	$—	$260

_______________

(1)

In connection with the offering, the Company’s investment adviser agreed to bear all of the sales load and to pay to the underwriters an additional supplemental payment of approximately $0.04 per share.

The Company had 24,859,360 and 24,780,223 shares of common stock outstanding as of June 30, 2019 and December 31, 2018, respectively.

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

The following table summarizes cash distributions per share that have been authorized by the board of directors since the Company’s initial public offering to June 30, 2019. From March 5, 2014 (commencement of operations) to December 31, 2015, these distributions represent ordinary income as earnings exceeded distributions. Approximately $1.20 per share of the distributions during the year ended December 31, 2016 represent a return of capital.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	$0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	$0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	$0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	$0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	$0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	$0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	$0.36
Total cash distributions				$7.80

 _______________

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

(2)	Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s condensed consolidated statements of operations during the three and six months ended June 30, 2019 and 2018. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years. For the three and six months ended June 30, 2019, total distributions of $0.36 per share and $0.72 per share, respectively, were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for 2018 exceeded its distributions. As of December 31, 2018, the Company estimated it had undistributed 2018 taxable earnings of approximately $4.6 million. This “spillover” income will be paid as part of the 2019 dividends. Since March 5, 2014 (commencement of operations) to March 31, 2019, total distributions of $7.80 per share have been declared and paid.

Note 12. Subsequent Events

Distributions

On July 25, 2019, the Board declared a $0.36 per share regular quarterly dividend, of which 51.6% represents a spillover dividend as a result of overearning the quarterly dividends in the fiscal year ended December 31, 2018, payable on September 16, 2019, to stockholders of record on August 30, 2019.

Recent Portfolio Activity

From July 1, 2019 through July 31, 2019, the Company funded $11.1 million in new investments and closed $0.6 million of additional debt commitments. TPC’s direct originations platform entered into $130.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

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

We were formed to expand the venture growth stage business segment of TPC’s investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. TPC is located on Sand Hill Road in Silicon Valley and has a primary focus in technology, life sciences and other high growth industries.

Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by lending primarily with warrants to venture growth stage companies focused in technology, life sciences and other high growth industries that are backed by TPC’s select group of leading venture capital investors.

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

In May 2019 we amended and renewed the Credit Facility. The amendment and renewal, among other things, increased the total commitment to $265.0 million in aggregate, added an accordion feature that allows us to increase the size of the Credit Facility to up to $400 million, extended the revolving period from February 21, 2020 to May 31, 2021, and extended the maturity date from August 21, 2021 to November 31, 2022. Borrowings under the Credit Facility are subject to various covenants and the leverage restrictions contained in the 1940 Act. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.

On July 14, 2017, we completed a public offering of $65.0 million in aggregate principal amount of our newly issued 2022 Notes and received net proceeds of approximately $62.8 million, after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, we issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of approximately $9.5 million, after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning October 15, 2017. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2022 Notes.

Asset Coverage Requirements

On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of June 30, 2019, the Company’s asset coverage for borrowed amounts was 320%.

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

As of June 30, 2019, we held 166 investments in 65 companies. Our investments included 92 debt investments, 54 warrant investments, and 20 direct equity and related investments. As of June 30, 2019, the total cost and fair value of these investments were approximately $482.4 million and approximately $496.0 million, respectively. As of June 30, 2019, the 92 debt investments with an aggregate fair value of approximately $444.7 million had a weighted average loan to enterprise value ratio at the time of underwriting of approximately 10.9%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.

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

The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$457,239	$444,713	$(12,526)	92	29
Warrant investments	14,253	19,505	5,252	54	54
Equity investments	10,941	31,803	20,862	20	19
Total Investments in Portfolio Companies	$482,433	$496,021	$13,588	166	65	*

	As of December 31, 2018
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$414,256	$405,347	$(8,909)	82	29
Warrant investments	12,287	17,514	5,227	48	48
Equity investments	8,541	10,556	2,015	14	12
Total Investments in Portfolio Companies	$435,084	$433,417	$(1,667)	144	57	*

_______________

*	Represents non-duplicative number of companies.

The following tables present the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$73,792	15.2%
Financial Institution and Services	65,125	13.1
Consumer Products and Services	45,113	9.1
Security Services	33,635	6.8
Network Systems Management Software	32,838	6.6
Building Materials/Construction Machinery	32,442	6.5
Entertainment	29,977	6.0
Business to Business Marketplace	28,994	5.8
Real Estate Services	24,700	5.0
Buildings and Property	24,249	4.9
E-Commerce - Clothing and Accessories	21,162	4.3
Other Financial Services	20,086	4.0
Biofuels / Biomass	14,367	2.9
E-Commerce - Personal Goods	12,001	2.4
Consumer Retail	10,016	2.0
Human Resources/Recruitment	9,982	2.0
Wireless Communications Equipment	3,863	0.8
Shopping Facilitators	3,096	0.6
Restaurant / Food Service	2,305	0.5
Communications Software	2,000	0.4
Household & Office Goods	1,473	0.3
General Media and Content	1,060	0.2
Healthcare Technology Systems	898	0.2
Travel & Leisure	654	0.1
Consumer Non-Durables	594	0.1
Educational/Training Software	434	0.1
Social/Platform Software	281	0.1
Conferencing Equipment / Services	205	*
Transportation	193	*
Advertising / Marketing	148	*
Food & Drug	129	*
Commercial Services	94	*
Medical Software and Information Services	74	*
Database Software	41	*
Total portfolio company investments	$496,021	100.0%

  ______________

*	Amount represents less than 0.05% of the total portfolio investments.

	As of December 31, 2018
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$113,162	26.1%
Financial Institution and Services	80,291	18.5
Building Materials/Construction Machinery	37,464	8.6
Network Systems Management Software	30,835	7.1
E-Commerce - Clothing and Accessories	30,459	7.0
Entertainment	26,077	6.0
Real Estate Services	19,828	4.6
Wireless Communications Equipment	19,291	4.5
E-Commerce - Personal Goods	16,133	3.7
Biofuels / Biomass	14,213	3.3
General Media and Content	13,063	3.0
Consumer Retail	10,927	2.5
Consumer Products and Services	9,939	2.3
Educational/Training Software	2,099	0.5
Shopping Facilitators	2,000	0.5
Restaurant / Food Service	2,000	0.5
Database Software	1,996	0.5
Communications Software	1,060	0.2
Household & Office Goods	992	0.2
Travel & Leisure	627	0.1
Security Services	236	0.1
Conferencing Equipment / Services	203	0.1
Business to Business Marketplace	160	0.1
Food & Drug	129	*
Advertising / Marketing	104	*
Medical Software and Information Services	74	*
Human Resources/Recruitment	55	*
Total portfolio company investments	$433,417	100.0%

______________

*	Amount represents less than 0.05% of total portfolio investments.

The following tables present the financing product type of our debt investments as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$404,934	91.1%
Equipment loans	32,241	7.2
Revolver loans	6,201	1.4
Equipment leases	1,337	0.3
Total debt investments	$444,713	100.0%

	As of December 31, 2018
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$356,861	88.0%
Equipment leases	38,265	9.4
Equipment loans	6,354	1.6
Convertible notes	3,867	1.0
Total debt investments	$405,347	100.0%

Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent approximately 25.5% and 14.0% of the debt investments at fair value as of June 30, 2019 and December 31, 2018, respectively.

Investment Activity

During the three months ended June 30, 2019, we entered into commitments with five new portfolio companies and four existing portfolio companies totaling $98.4 million, funded seventeen debt investments for approximately $72.5 million in principal value, acquired warrant investments representing approximately $0.7 million of value and made equity investments of $1.7 million. During the six months ended June 30, 2019, we entered into commitments with 10 new portfolio companies and eight existing portfolio companies totaling $289.3 million, funded thirty debt investments for approximately $162.1 million in principal value, acquired warrant investments representing approximately $2.5 million of value and made equity investments of $2.2 million.

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

During the three months ended June 30, 2019, we received $42.9 million of debt prepayments from four portfolio companies. During the six months ended June 30, 2019 we received $95.1 million of debt prepayments from seven portfolio companies and one portfolio company repaid at maturity its outstanding growth capital loan of approximately $5.0 million.

During the three months ended June 30, 2018, we received $50.0 million of debt prepayment from one portfolio company. During the six months ended June 30, 2018, we received $53.3 million of debt prepayments from two portfolio companies and one portfolio company repaid at maturity its outstanding growth capital loan of approximately $5.0 million.

Total portfolio investment activity for the three and six months ended June 30, 2019 and 2018 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Beginning portfolio at fair value	$457,695	$401,258	$433,417	$372,103
New debt investments, net (1)	71,082	51,098	158,721	88,066
Scheduled principal payments from debt investments	(8,367)	(5,469)	(21,327)	(11,345)
Early principal payments, repayments and recoveries	(42,551)	(50,000)	(100,104)	(58,348)
Accretion of debt investment fees	1,741	2,861	4,976	5,809
Payment-in-kind coupon	291	684	1,062	1,289
New warrant investments	710	1,246	2,524	1,861
New equity investments	1,662	500	2,162	750
Proceeds and dispositions of investments	20	(3,368)	(302)	(3,371)
Net realized (losses) gains	(17)	773	(46)	781
Net unrealized gains (losses) on investments	13,755	(1,178)	14,938	810
Ending portfolio at fair value	$496,021	$398,405	$496,021	$398,405

_____________

(1)	Debt balance is net of fees and discounts applied to the loan at origination.

As of June 30, 2019, our unfunded commitments to twenty-five companies totaled approximately $350.1 million. During the three and six months ended June 30, 2019, $50.0 million and $91.0 million, respectively, in unfunded commitments expired or were terminated.

As of December 31, 2018, our unfunded commitments to twenty companies totaled approximately $294.3 million. During the year ended December 31, 2018, $61.0 million in unfunded commitments expired or were terminated.

The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments (in thousands)*	As of June 30, 2019	As of December 31, 2018
Dependent on milestones	$91,333	$87,500
Expiring during:
2019	162,741	183,306
2020	157,333	111,000
2021	30,000	—

Growth capital loans	350,074	294,306
Equipment leases and loans	—	—

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

The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrant investments received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of June 30, 2019 and December 31, 2018, the fair value for these unfunded commitments totaled approximately $4.4 million and $2.5 million, respectively, and was included in “other accrued expenses and liabilities” in our condensed consolidated statements of assets and liabilities.

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three and six months ended June 30, 2019 and 2018.

Commitments and Fundings	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Debt Commitments
New portfolio companies	$62,000	$105,123	$192,000	$180,123
Existing portfolio companies	36,363	35,300	97,323	75,300
Total *	$98,363	$140,423	$289,323	$255,423

Funded Debt Investments	$72,538	$52,920	$162,055	$90,782

Equity Investments	$1,662	$500	$2,162	$750

Non-Binding Term Sheets	$203,638	$212,017	$453,661	$358,017

_______________

* Includes backlog of potential future commitments.

We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”).  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of June 30, 2019 and December 31, 2018, this backlog of potential future commitments totaled $5.5 million and $25.0 million, respectively.

Payables

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

As of June 30, 2019 and December 31, 2018, the weighted average investment ranking of our debt investment portfolio was 2.03 and 1.87, respectively. During the three months ended June 30, 2019, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $11.0 million was upgraded from Orange (4) to Yellow (3); one portfolio company with a principal balance of $10.0 million was downgraded from White (2) to Yellow (3); two portfolio companies with a combined principal balance of $28.7 million were downgraded from Yellow (3) to Orange (4); and one portfolio company with a principal balance of $3.2 million was downgraded from White (2) to Red (5).

The following tables show the credit rankings for the portfolio companies that had outstanding obligations to us as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$80,010	18.0%	4
White (2)	302,832	68.1	18
Yellow (3)	33,879	7.6	3
Orange (4)	23,687	5.3	2
Red (5)	4,305	1.0	2
	$444,713	100.0%	29

	As of December 31, 2018
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$112,032	27.6%	7
White (2)	245,544	60.6	17
Yellow (3)	38,982	9.6	3
Orange (4)	6,789	1.7	1
Red (5)	2,000	1	1
	$405,347	100.0%	29

Results of Operations

Comparison of operating results for the three and six months ended June 30, 2019 and June 30, 2018.

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

For the three months ended June 30, 2019, our net increase in net assets resulting from operations was approximately $23.9 million, which was comprised of approximately $10.1 million of net investment income and approximately $13.7 million of net realized and unrealized gains. For the three months ended June 30, 2018, our net increase in net assets resulting from operations was approximately $8.4 million, which was comprised of approximately $8.8 million of net investment income and approximately $(0.4) million of net realized and unrealized losses. On a per share basis for the three months ended June 30, 2019, net investment income was $0.41 per share and the net increase in net assets from operations was $0.96 per share, as compared to $0.50 per share and $0.47 per share, respectively, for the three months ended June 30, 2018.

For the six months ended June 30, 2019, our net increase in net assets resulting from operations was approximately $34.9 million, which was comprised of approximately $20.0 million of net investment income and approximately $14.9 million of net realized and unrealized gains. For the six months ended June 30, 2018, our net increase in net assets resulting from operations was approximately $16.3 million, which was comprised of approximately $14.7 million of net investment income and approximately $1.6 million of net realized and unrealized gains. On a per share basis for the six months ended June 30, 2019, net investment income was $0.81 per share and the net increase in net assets from operations was $1.41 per share, as compared to $0.83 per share and $0.92 per share, respectively, for the six months ended June 30, 2018.

Investment Income

Total investment income for the three months ended June 30, 2019 was approximately $18.9 million as compared to approximately $16.6 million for the three months ended June 30, 2018. Total investment income for the six months ended June 30, 2019 was approximately $36.4 million as compared to approximately $29.2 million for the six months ended June 30, 2018.

The increase in investment and other income for the three months ended June 30, 2019 compared to the comparable period of 2018 was $2.4 million and primarily due to an increase in interest income due to a higher average portfolio balance between periods. The increase in investment and other income for the six months ended June 30, 2019 compared to the comparable period of 2018 was $7.3 million and primarily due to an increase in prepayments and other income as well as an increase in interest income due to a higher average portfolio balance between periods.

For the three months ended June 30, 2019, we recognized approximately $1.0 million in other income consisting of approximately $0.1 million due to the termination or expiration of unfunded commitments and approximately $0.9 million from the realization of certain fees paid by portfolio companies and other income. For the three months ended June 30, 2018, we recognized approximately $1.1 million in other income consisting of approximately $0.3 million due to the termination or expiration of unfunded commitments and approximately $0.8 million from the realization of certain fees paid by portfolio companies and other income.

For the six months ended June 30, 2019, we recognized approximately $1.4 million in other income consisting of approximately $0.3 million due to the termination or expiration of unfunded commitments and approximately $1.1 million from the realization of certain fees paid by portfolio companies and other income. For the six months ended June 30, 2018, we recognized approximately $1.1 million in other income consisting of approximately $0.3 million due to the termination or expiration of unfunded commitments and approximately $0.8 million from the realization of certain fees paid by portfolio companies and other income.

Operating Expenses

Total operating expenses consist of base management fee, income incentive fee, capital gains incentive fee, interest expense and amortization of fees, administration agreement expenses, and general and administrative expenses and is summarized in the statement of operations. In determining the base management fee, our Adviser has agreed to exclude the U.S. Treasury Bill assets acquired at the end of the applicable quarters in 2019 and 2018 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will generally decrease over time as our portfolio and capital base expand. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. The capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expenses will generally increase as we utilize more of the Credit Facility, and we generally expect expenses under the administration agreement and general and administrative expenses to increase over time to meet the additional requirements associated with servicing a larger portfolio.

Total operating expenses for the three months ended June 30, 2019 was approximately $8.8 million as compared to approximately $7.8 million for the three months ended June 30, 2018. Total operating expenses for the six months ended June 30, 2019 was approximately $16.4 million as compared to approximately $14.4 million for the six months ended June 30, 2018.

Base management fees totaled approximately $2.1 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $3.8 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively. Base management fees for the three and six months ended June 30, 2019, as compared to the comparable periods for 2018, increased due to higher average assets between the periods.

Income incentive fees totaled approximately $2.5 million and $2.2 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $5.0 million and $3.7 million for the six months ended June 30, 2019 and 2018, respectively. The increase in income based fees for the three and six months ended June 30, 2019 from the comparable periods in 2018 was primarily due to higher income on our investment portfolio driven by higher portfolio balances and the recognition of greater fees from prepayment activity between periods.

There was no capital gains incentive fee expense calculated for the three and six months ended June 30, 2019 and 2018.

Interest and fees on our borrowings totaled approximately $3.0 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $5.2 million and $5.1 million for the six months ended June 30, 2019 and 2018, respectively. Interest and fee expense for the three and six months ended June 30, 2019, as compared to the comparable periods in 2018, increased primarily due to a higher weighted average outstanding principal balance on borrowings.

Administration agreement and general and administrative expenses totaled approximately $1.2 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $2.3 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively. Administration agreement and general and administrative expenses for the three and six months ended June 30, 2019, as compared to the comparable periods for 2018, remained relatively flat due to lower professional services costs offset by higher administrative expenses.

Net Realized Gains and Losses and Net Unrealized Gains and Losses

Realized gains and losses are included as a component of net realized gains (losses) in the condensed consolidated statements of operations.

During the three months ended June 30, 2019, we recognized net realized losses on investments of approximately $(17) thousand, as a result of changes in foreign currency between the time of investment and liquidation. During the three months ended June 30, 2018, we recognized net realized gains on investments of approximately $0.8 million, consisting of gross realized gains of $1.8 million, of which $1.1 million related to the sale of equity in one portfolio company and $0.7 million from warrant investments related to the acquisition of one portfolio company, offset by gross realized losses of $(1.0) million from warrant and equity investments related to the acquisition of one portfolio company.

During the six months ended June 30, 2019, we recognized net realized losses on investments of $(46) thousand, as a result of changes in foreign currency between the time of investment and liquidation. During the six months ended June 30, 2018, we recognized net realized gains on investments of approximately $0.8 million, consisting of gross realized gains of $1.8 million, of which $1.1 million related to the sale of equity in one portfolio company and $0.7 million from warrant investments related to the acquisition of one portfolio company, offset by gross realized losses of $(1.0) million from warrant and equity investments related to the acquisition of one portfolio company.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the condensed consolidated statements of operations.

Net change in unrealized appreciation during the three months ended June 30, 2019 was approximately $13.8 million, which primarily consisted of $14.0 million of net unrealized appreciation on the investment portfolio related to mark-to-market activity primarily related to appreciation in our investment in CrowdStrike, Inc. following its initial public offering, offset by net unrealized depreciation of $0.3 million as a result of changes in funds held in foreign currency for investment and a decline in the price of our equity in FarFetch UK Limited, a publicly traded company. Net change in unrealized depreciation during the three months ended June 30, 2018 was approximately $(1.2) million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $2.9 million into income or realized gains due to the disposition of three portfolio companies, offset by $1.7 million of net unrealized appreciation on the investment portfolio related to mark-to-market activity.

Net change in unrealized appreciation during the six months ended June 30, 2019 was approximately $14.9 million, which primarily consisted of $17.1 million of net unrealized appreciation on the investment portfolio related to mark-to-market activity primarily related to appreciation in our investment in CrowdStrike, Inc. following its initial public offering as well as in FarFetch UK Limited, a publicly traded company, offset by the reversal and recognition of previously recorded net unrealized appreciation of $1.9 million into income or realized gains due to the disposition of five portfolio companies and net unrealized depreciation of $0.3 million as a result of changes in funds held in foreign currency for investment. Net change in unrealized appreciation during the six months ended June 30, 2018 was approximately $0.8 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $0.9 million into income or realized gains due to the disposition of three portfolio companies, offset by $1.7 million of net unrealized appreciation on the investment portfolio related to mark-to-market activity.

Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

The table below presents our statement of operations for the three and six months ended June 30, 2019 and June 30, 2018.

Net Increase in Net Assets	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Investment and Other Income
Interest income from investments	$17,896	$15,410	$35,043	$28,026
Other income
Expirations or terminations of unfunded commitments	158	350	316	350
Other fees	887	792	1,073	795
Total Investment and Other Income	18,941	16,552	36,432	29,171

Operating Expenses
Base management fee	2,076	1,768	3,837	3,296
Income incentive fee	2,530	2,200	5,009	3,687
Capital gains incentive fee	—	—	—	—
Interest expense and amortization of fees	3,010	2,532	5,213	5,050
Administration agreement expenses	353	445	775	852
General and administrative expenses	849	807	1,560	1,539
Total Operating Expenses	8,818	7,752	16,394	14,424

Net investment income	10,123	8,800	20,038	14,747

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	(17)	773	(46)	781
Net change in unrealized gains (losses) on investments	13,755	(1,178)	14,938	810
Net realized and unrealized gains (losses)	13,738	(405)	14,892	1,591

Net Increase in Net Assets Resulting from Operations	$23,861	$8,395	$34,930	$16,338

Net investment income per share	$0.41	$0.50	$0.81	$0.83
Net increase in net assets per share	$0.96	$0.47	$1.41	$0.92
Weighted average shares of common stock outstanding	24,827	17,754	24,805	17,742

Portfolio Yield and Total Return

Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three and six months ended June 30, 2019, interest income totaled approximately $17.9 million and $35.0 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 16.5% and 16.4%, respectively. For the three and six months ended June 30, 2018, interest income totaled approximately $15.4 million and $28.0 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 17.2% and 15.6%, respectively.

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

The yield on our portfolio, excluding the impact of prepayments, was approximately 13.7% for each of the three and six months ended June 30, 2019. The yield on our portfolio, excluding the impact of prepayments, was approximately 13.9% and 13.8%, respectively, for the three and six months ended June 30, 2018.

The following table provides the weighted average annualized portfolio yield on our portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrants received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments.

Returns on Net Asset Value and Total Assets	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Portfolio Yield (1)	2019	2018	2019	2018
Weighted average annualized portfolio yield on debt investments (2)	16.5%	17.2%	16.4%	15.6%
Coupon income	10.6%	10.8%	10.6%	10.7%
Accretion of discount	0.8%	0.9%	0.9%	0.9%
Accretion of end-of-term payments	2.3%	2.2%	2.2%	2.2%
Impact of prepayments during the period	2.8%	3.3%	2.7%	1.8%

______________

(1)

The yields for periods shown are the annualized rates of interest income or the components of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

(2)	The weighted average portfolio yields on debt investments reflected above do not represent actual investment returns to our stockholders.

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

For the three and six months ended June 30, 2019, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 10.2% and 10.9%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 9.1% and 37.9%, respectively.

For the three and six months ended June 30, 2018, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 7.1% and 7.8%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 10.5% and 4.1%, respectively.

The table below summarizes our return on average total assets and return on average NAV for the three and six months ended June 30, 2019 and 2018.

Returns on Net Asset Value and Total Assets	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net investment income	$10,123	$8,800	$20,038	$14,747
Net increase (decrease) in net assets	23,861	8,395	34,930	16,338

Average net asset value (1)	337,318	236,558	337,366	236,534
Average total assets (1)	525,645	392,351	497,375	396,655

Net investment income to average net asset value (2)	12.0%	14.9%	12.0%	12.6%
Net increase (decrease) in net assets to average net asset value (2)	28.4%	14.2%	20.9%	13.9%

Net investment income to average total assets (2)	7.7%	9.0%	8.1%	7.5%
Net increase (decrease) in net assets to average total assets (2)	18.2%	8.6%	14.2%	8.3%

______________

(1)	The average NAVs and the average total assets are computed based on daily balances. Total assets are gross assets before deducting total liabilities.
(2)	Percentage is presented on an annualized basis.

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

Liquidity and Capital Resources

During the six months ended June 30, 2019, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $30.4 million and cash provided by financing activities was approximately $44.8 million due to borrowings under the Credit Facility of $62.8 million offset by approximately $16.8 million in distributions paid and costs incurred in connection with the amendment and renewal of the Credit Facility in May 2019, which are deferred and expensed over the term of the Credit Facility. As of June 30, 2019, cash, including restricted cash, was approximately $24.4 million.

During the six months ended June 30, 2018, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $5.5 million and cash provided by financing activities was approximately $6.4 million due to borrowings under the Credit Facility for $20.0 million, partially offset by approximately $12.3 million in distributions paid and approximately $1.3 million of Credit Facility costs payments, which are deferred and expensed over the term of the Credit Facility. As of June 30, 2018, cash, including restricted cash, was approximately $10.9 million.

Capital Resources

We have $265.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million. The revolving period under the Credit Facility expires on May 31, 2021 and the maturity date of the Credit Facility is November 31, 2022. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.

As of June 30, 2019 and December 31, 2018, we had outstanding borrowings of $85.8 million and $23.0 million, respectively, under our Credit Facility, which is included in the condensed consolidated statements of assets and liabilities. We had $179.2 million and $187.0 million of remaining capacity on our Credit Facility as of June 30, 2019 and December 31, 2018, respectively.

On July 14, 2017, we completed a public offering of $65.0 million in aggregate principal amount of our newly issued 2022 Notes and received net proceeds of approximately $62.8 million after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, we issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of approximately $9.5 million after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning October 15, 2017. As of June 30, 2019 and December 31, 2018, we have recorded in the condensed consolidated statements of assets and liabilities our liability for the 2022 Notes, net of deferred issuance costs, of $73.2 million and $72.9 million, respectively. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2022 Notes.

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

Contractual Obligations

The tables below provide a summary of when payments are due under our Credit Facility and the 2022 Notes as of June 30, 2019.

Payments Due By Period	As of June 30, 2019
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$85,776	$—	$85,776	$—	$—
2022 Notes	74,750	—	—	74,750	—
Total	$160,526	$—	$85,776	$74,750	$—

Off-Balance Sheet Arrangements

Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2019 and December 31, 2018, our off-balance sheet arrangements consisted of approximately, $350.1 million and $294.3 million, respectively, of unfunded commitments, of which $91.3 million and $87.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements with our portfolio companies contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company.

The table below provides our unfunded commitments by portfolio company as of June 30, 2019 and December 31, 2018.

Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	As of June 30, 2019	As of December 31, 2018
Adjust GMBH	6,000	—
BlueVine Capital, Inc.	10,000	20,000
Capsule Corporation	10,000	10,000
Casper Sleep, Inc.	30,000	—
ClassPass, Inc.	30,000	—
Clutter, Inc.	15,374	2,306
Curology, Inc.	15,000	—
FabFitFun, Inc.	10,000	10,000
Factual, Inc.	10,000	10,000
Fiverr International, Ltd.	—	30,000
Forgerock, Inc.	20,000	—
GoEuro Corp.	30,000	30,000
Groop Internet Platform, Inc.	7,000	—
Grove Collaborative, Inc.	24,500	10,000
Hired, Inc.	—	10,000
Homelight, Inc.	8,000	10,000
Imperfect Foods, Inc.	10,000	—
Knotel, Inc.	6,000	—
OneSource Virtual	10,000	10,000
Outdoor Voices, Inc.	5,000	—
Passport Labs, Inc.	—	6,000
Prodigy Finance Limited	1,867	2,000
Qubole, Inc.	15,000	15,000
Quip NYC, Inc.	5,000	25,000
Sonder USA, Inc.	3,333	5,000
Stance, Inc.	13,000	13,000
Tangible Play, Inc.	—	6,000
Toast, Inc.	35,000	60,000
Transfix, Inc.	20,000	—
WorldRemit Limited	—	10,000
Total	$350,074	$294,306

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

The following table summarizes our cash distributions per share that have been authorized by our board of directors since our initial public offering to June 30, 2019. From March 5, 2014 (commencement of operations) to December 31, 2015, these distributions represent ordinary income as our earnings exceed distributions. Approximately $1.20 per share of the distributions during the year ended December 31, 2016 represent a return of capital.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	$0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	$0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	$0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	$0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	$0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	$0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	$0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	$0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	$0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	$0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	$0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	$0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	$0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	$0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	$0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	$0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	$0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	$0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	$0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	$0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	$0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	$0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	$0.36
Total cash distributions				$7.80

_______________

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

(2)	Represents a special distribution.

For the three and six months ended June 30, 2019 and for the year ended December 31, 2018, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 100.0% of total distributions paid, respectively.

Recent Developments

Dividends

On July 25, 2019, our Board declared a $0.36 per share regular quarterly dividend, of which 51.6% represents a spillover dividend as a result of overearning the quarterly dividends in the fiscal year ended December 31, 2018, payable on September 16, 2019 to stockholders of record on August 30, 2019.

Recent Portfolio Activity

From July 1, 2019 through July 31, 2019, we closed $0.6 million of additional debt commitments and funded $11.1 million in new investments. TPC’s direct originations platform entered into $130.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

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

As of June 30, 2019, a majority of the debt investments (approximately 69.9% and approximately $316.7 million in principal balance) in our debt investment portfolio bore interest at floating rates, all of which have interest rate floors and some of them have interest rate caps for a limited period. Almost all of our unfunded commitments float with changes in the prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, our 2022 Notes bears interest at a fixed rate. As of June 30, 2019, our floating rate borrowings totaled $85.8 million, which comprised only 53.9% of our outstanding debt, so an increase in interest rates would generally benefit us as we would expect to generate additional interest income in excess of the additional interest expense;  however, a decrease in interest rates would generally decrease our net investment income because our interest income would decrease, while the interest expenses associated with the portion of our borrowings represented by the 2022 Notes would generally remain the same. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2019 condensed consolidated statement of assets and liabilities.

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$9,151	$(2,609)	$6,542
Up 200 basis points	$5,940	$(1,739)	$4,201
Up 100 basis points	$2,729	$(870)	$1,859
Up 50 basis points	$1,124	$(435)	$689
Down 25 basis points	$(1,284)	$217	$(1,067)

This analysis is indicative of the potential impact on our investment income as of June 30, 2019, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2019, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of June 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we, our subsidiaries, our Adviser or our Administrator is a party, or to which any of our or their respective property is subject, and, to our knowledge, there are no material legal proceedings threatened against us, our subsidiaries, our Adviser or our Administrator. From time to time, we, our subsidiaries, our Adviser and/or our Administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes during the three months ended June 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the three months ended June 30, 2019, we issued 39,442 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended June 30, 2019 was approximately $0.5 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement (1)
3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate (3)

10.1	Ninth Amendment to Receivables Financing Agreement, dated May 31, 2019 (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01044) filed on June 6, 2019.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: July 31, 2019	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: July 31, 2019	By:	/s/ Christopher Gastelu
Christopher Gastelu, Interim Chief Financial Officer (Principal Financial and Accounting Officer)