Form 10-Q
period 2019-09-30
TriplePoint Venture Growth BDC Corp.
filed 2019-11-06
CIK 1580345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 6, 2019, the registrant had 24,894,768 shares of common stock, $0.01 par value per share, outstanding.

TriplePoint Venture Growth BDC Corp.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investments at fair value (amortized cost of $526,862 and $435,084, respectively)	$526,001	$433,417
Short-term investments at fair value (cost of $0 and $19,999, respectively)	—	19,999
Cash	29,385	3,382
Restricted cash	31,242	6,567
Deferred credit facility costs	1,887	1,179
Prepaid expenses and other assets	2,568	2,510
Total assets	$591,083	$467,054

Liabilities
Credit Facility	$170,776	$23,000
2022 Notes (net of deferred financing costs of $1,424 and $1,807, respectively)	73,326	72,943
Payable for U.S. Treasury Bill assets	—	19,999
Base management fee payable	2,271	1,725
Income incentive fee payable	1,745	2,558
Payable to directors and officers	46	64
Other accrued expenses and liabilities	7,473	12,234
Total liabilities	$255,637	$132,523

Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share (450,000 shares authorized; 24,895 and 24,780 shares issued and outstanding, respectively)	249	248
Paid-in capital in excess of par value	332,929	331,329
Total distributable earnings	2,268	2,954
Total net assets	$335,446	$334,531
Total liabilities and net assets	$591,083	$467,054

Net asset value per share	$13.47	$13.50

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income
Interest income from investments	$15,434	$16,969	$50,477	$44,995
Other income
Expirations or terminations of unfunded commitments	228	145	544	495
Other fees	28	564	1,101	1,359
Total investment and other income	15,690	17,678	52,122	46,849

Operating expenses
Base management fee	2,270	1,848	6,107	5,144
Income incentive fee	1,745	2,503	6,754	6,190
Interest expense and amortization of fees	3,202	2,141	8,415	7,191
Administration agreement expenses	463	456	1,238	1,308
General and administrative expenses	897	720	2,457	2,259
Total operating expenses	8,577	7,668	24,971	22,092

Net investment income	7,113	10,010	27,151	24,757

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	(1,801)	904	(1,847)	1,685
Net change in unrealized gains (losses) on investments	(14,124)	(5)	814	805
Net realized and unrealized gains (losses)	(15,925)	899	(1,033)	2,490

Net increase (decrease) in net assets resulting from operations	$(8,812)	$10,909	$26,118	$27,247

Basic and diluted net investment income per share	$0.29	$0.46	$1.09	$1.30
Basic and diluted net increase (decrease) in net assets per share	$(0.35)	$0.50	$1.05	$1.43
Basic and diluted weighted average shares of common stock outstanding	24,865	21,641	24,825	19,056

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock
	Shares	Par Value	Paid-in Capital in Excess of Par Value	Total Distributable Earnings (Loss)	Net Assets
Balance at June 30, 2018	17,771	$178	$235,969	$2,844	$238,991
Net increase in net assets resulting from operations	—	—	—	10,909	10,909
Issuance of common stock, net	6,925	69	94,542	—	94,611
Distributions reinvested in common stock	31	—	380	—	380
Distributions from net investment income	—	—	—	(8,888)	(8,888)
Balance at September 30, 2018	24,727	$247	$330,891	$4,865	$336,003

Balance at June 30, 2019	24,859	$249	$332,375	20,028	$352,652
Net decrease in net assets resulting from operations	—	—	—	(8,812)	(8,812)
Distributions reinvested in common stock	36	—	554	—	554
Distributions from net investment income	—	—	—	(8,948)	(8,948)
Balance at September 30, 2019	24,895	$249	$332,929	$2,268	$335,446

	Common Stock
	Shares	Par Value	Paid-in Capital in Excess of Par Value	Total Distributable Earnings (Loss)	Net Assets
Balance at December 31, 2017	17,730	$177	$235,488	$(720)	$234,945
Net increase in net assets resulting from operations	—	—	—	27,247	27,247
Issuance of common stock, net	6,925	69	94,542	—	94,611
Distributions reinvested in common stock	72	1	861	—	862
Distributions from net investment income	—	—	—	(21,662)	(21,662)
Balance at September 30, 2018	24,727	$247	$330,891	$4,865	$336,003

Balance at December 31, 2018	24,780	$248	$331,329	2,954	$334,531
Net increase in net assets resulting from operations	—	—	—	26,118	26,118
Distributions reinvested in common stock	115	1	1,600	—	1,601
Distributions from net investment income	—	—	—	(26,804)	(26,804)
Balance at September 30, 2019	24,895	$249	$332,929	$2,268	$335,446

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$26,118	$27,247
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Fundings and purchases of investments, net	(248,069)	(144,107)
Sales of short-term investments, net	19,999	55,043
Principal payments and proceeds from investments	163,625	176,250
Payment-in-kind interest on investments	(1,627)	(1,951)
Net change in unrealized gains on investments	(814)	(805)
Net realized gains (losses) on investments	1,847	(1,723)
Amortization and accretion of premiums and discounts, net	(2,551)	(2,578)
Accretion of end-of-term payments, net of prepayments	(4,949)	(5,245)
Amortization of debt fees and issuance costs	1,161	1,149
Change in operating assets and liabilities:
Payable for U.S. Treasury Bill assets	(19,999)	(104,927)
Prepaid expenses and other assets	(58)	1,067
Base management fee payable	546	385
Income incentive fee payable	(813)	1,409
Payable to directors and officers	(18)	(8)
Other accrued expenses and liabilities	(4,807)	(2,703)
Net cash used in operating activities	(70,409)	(1,497)
Cash Flows from Financing Activities:
Borrowings (repayments) under revolving credit facility, net	147,776	(67,000)
Distributions paid, net	(25,203)	(20,800)
Deferred credit facility costs	(1,486)	(1,260)
Net proceeds from issuance of common stock	—	94,611
Net cash provided by financing activities	121,087	5,551
Net change in cash and restricted cash	50,678	4,054
Cash and restricted cash at beginning of period	9,949	10,006
Cash and restricted cash at end of period	$60,627	$14,060
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,934	$6,093
Distributions reinvested	$1,601	$862

	For the Nine Months Ended September 30,
	2019	2018
Cash	$29,385	$13,277
Restricted cash	31,242	783
Total cash and restricted cash shown in the statement of cash flows	$60,627	$14,060

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(unaudited)

(dollars in thousands)

As of September 30, 2019

Venture Growth Stage Company	Industry	Type of Investment	Acquisition Date (12)	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments
Biofuels / Biomass
Harvest Power, Inc.	Biofuels / Biomass	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	3/5/2014	$13,248	$14,756	$7,497	4/30/2021
Total Biofuels / Biomass - 2.23%*				13,248	14,756	7,497
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	6/13/2017	8,386	9,053	9,762	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	6/30/2017	4,015	4,330	4,674	6/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	7/26/2017	5,639	6,035	6,527	7/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	9/29/2017	1,375	1,450	1,575	9/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	11/14/2017	1,812	1,888	2,058	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	11/30/2017	1,453	1,512	1,650	11/30/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	12/29/2017	2,142	2,217	2,424	12/31/2021
	Building Materials/Construction Machinery	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	12/29/2017	2,244	2,323	2,540	12/31/2021
Total Building Materials/Construction Machinery - 9.30%*				27,066	28,808	31,210
Buildings and Property
Knotel. Inc.	Buildings and Property	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	2/28/2019	9,000	9,028	9,028	8/31/2022
	Buildings and Property	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	3/25/2019	6,000	6,005	6,005	9/30/2022
	Buildings and Property	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	4/18/2019	9,000	8,987	8,987	10/31/2022
	Buildings and Property	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	9/30/2019	6,000	5,909	5,909	3/31/2023
Total Buildings and Property - 8.92%*				30,000	29,929	29,929
Business Applications Software
HI.Q, Inc.	Business Applications Software	Growth Capital Loan (11.00% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,086	13,086	6/30/2023
OneSource Virtual, Inc.	Business Applications Software	Growth Capital Loan (Prime + 2.50% interest rate, 2.25% EOT payment)	6/29/2018	10,000	10,475	10,475	12/31/2019
Passport Labs, Inc.	Business Applications Software	Growth Capital Loan (9.75% interest rate, 5.25% EOT payment)	10/11/2018	19,000	18,864	18,864	8/31/2023
	Business Applications Software	Growth Capital Loan (10.25% interest rate, 5.25% EOT payment)	5/15/2019	6,000	5,904	5,904	3/31/2024
	Business Applications Software	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/15/2019	5,000	4,933	4,933	5/31/2024
				30,000	29,701	29,701
Quantcast Corporation	Business Applications Software	Growth Capital Loan (Prime + 6.25% interest rate, 6.00% EOT payment)	3/12/2018	11,575	11,980	12,018	3/31/2021
Total Business Applications Software - 19.46%*				64,825	65,242	65,280
Business to Business Marketplace
Adjust GmbH (1) (3)	Business to Business Marketplace	Growth Capital Loan (Prime + 4.75% interest rate, 2.50% PIK interest rate)	1/29/2019	20,343	20,032	20,032	1/31/2022
	Business to Business Marketplace	Growth Capital Loan (Prime + 4.75% interest rate, 2.50% PIK interest rate)	1/18/2019	8,143	8,020	8,020	1/31/2022
Total Business to Business Marketplace - 8.36%*				28,486	28,052	28,052
Consumer Products and Services
Clutter, Inc.	Consumer Products and Services	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	10/30/2018	6,303	6,305	6,334	10/31/2020
	Consumer Products and Services	Growth Capital Loan (Prime + 4.50% interest rate, 4.00% EOT payment)	10/30/2018	5,000	4,965	4,993	10/31/2021
	Consumer Products and Services	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	12/27/2018	1,391	1,385	1,392	12/31/2020
	Consumer Products and Services	Growth Capital Loan (Prime + 4.50% interest rate, 4.00% EOT payment)	2/1/2019	1,932	1,906	1,919	1/31/2022
				14,626	14,561	14,638
Outdoor Voices, Inc.	Consumer Products and Services	Growth Capital Loan (Prime + 5.00% interest rate, 9.75% EOT payment)	2/26/2019	4,000	3,951	3,951	2/28/2022
	Consumer Products and Services	Growth Capital Loan (Prime + 5.00% interest rate, 9.75% EOT payment)	4/4/2019	6,000	5,900	5,900	4/30/2022
				10,000	9,851	9,851
Quip NYC, Inc.	Consumer Products and Services	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	4/16/2019	10,000	9,830	9,830	4/30/2022
	Consumer Products and Services	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	6/26/2019	5,000	4,891	4,891	6/30/2022
	Consumer Products and Services	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	6/26/2019	5,000	4,891	4,891	6/30/2022
	Consumer Products and Services	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	9/26/2019	5,000	4,861	4,861	9/30/2022
				25,000	24,473	24,473
Total Consumer Products and Services - 14.60%*				49,626	48,885	48,962

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2019

Venture Growth Stage Company	Industry	Type of Investment	Acquisition Date (12)	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments (continued)
Consumer Retail
LovePop, Inc.	Consumer Retail	Growth Capital Loan (Prime + 4.75% interest rate, 6.75% EOT payment)	11/5/2018	$10,000	$10,004	$9,937	11/30/2021
Total Consumer Retail - 2.96%*				10,000	10,004	9,937
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (10.50% interest rate, 6.00% EOT payment)	2/26/2018	4,742	4,864	4,879	2/28/2021
Outfittery GMBH (1) (2) (3)	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 8.25% interest rate, 11.00% EOT payment)	8/11/2017	6,925	7,087	6,512	8/31/2022
	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	6/7/2018	2,360	2,381	2,203	6/30/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.75% interest rate, 9.00% EOT payment)	12/28/2018	2,294	2,242	2,134	12/31/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.25% interest rate, 9.00% EOT payment)	8/7/2019	3,947	3,888	3,764	8/31/2022
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 7.25% interest rate, 9.00% EOT payment)	9/23/2019	3,305	3,242	3,212	9/30/2022
				18,831	18,840	17,825
Stance, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.50% interest rate, 5.50% EOT payment)	11/1/2018	2,000	2,055	2,055	4/30/2020
Total E-Commerce - Clothing and Accessories - 7.38%*				25,573	25,759	24,759
E-Commerce - Personal Goods
Enjoy Technology, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (Prime + 5.25% interest rate, 5.50% EOT payment)	9/28/2018	10,000	9,958	9,958	9/30/2021
Total E-Commerce - Personal Goods - 2.97%*				10,000	9,958	9,958
Entertainment
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	6/25/2014	12,458	12,296	10,933	6/30/2022
Roli, Ltd. (1) (2) (3) (7)	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	5/23/2018	10,732	10,767	8,136	5/31/2021
	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	5/23/2018	1,342	1,346	1,017	5/31/2021
	Entertainment	Growth Capital Loan (11.25% interest rate, 9.50% EOT payment)	7/16/2018	1,325	1,317	1,017	7/31/2021
	Entertainment	Revolver (Prime + 3.25% interest rate, 5.00% EOT payment)	7/5/2018	129	129	90	7/31/2019
	Entertainment	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	7/5/2018	1,898	1,898	1,455	7/31/2019
	Entertainment	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	9/27/2018	4,556	4,556	3,277	7/31/2019
	Entertainment	Growth Capital Loan (10.00% interest rate, 10.00% EOT payment)	6/5/2019	1,283	1,340	1,065	7/31/2019
	Entertainment	Growth Capital Loan (10.00% interest rate, GBP100,000 EOT payment)	7/9/2019	627	627	556	8/31/2019
	Entertainment	Growth Capital Loan (10.00% interest rate, GBP88,000 EOT payment)	8/28/2019	538	538	488	9/9/2019
				22,430	22,518	17,101
Total Entertainment - 8.36%*				34,888	34,814	28,034
Financial Institution and Services
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/5/2017	18,000	18,718	18,718	12/31/2020
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	3/7/2018	2,200	2,262	2,262	3/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	7/31/2018	3,300	3,342	3,342	7/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	8/8/2018	2,500	2,527	2,527	8/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	1,500	1,512	1,512	9/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	2,500	2,520	2,520	9/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	11/15/2018	6,000	6,004	6,004	11/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/6/2018	4,000	3,989	3,989	12/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	4/30/2019	133	131	131	4/30/2022
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	8/6/2019	267	260	260	8/31/2022
Total Financial Institution and Services - 12.30%*				40,400	41,265	41,265
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Growth Capital Loan (Prime + 2.75% interest rate, 7.50% EOT payment)	8/9/2019	15,000	14,730	14,730	8/31/2023
Total Household & Office Goods - 4.39%*				15,000	14,730	14,730
Human Resources/Recruitment
Hired, Inc.	Human Resources/Recruitment	Growth Capital Loan (Prime + 5.00% interest rate, 6.00% EOT payment)	3/6/2019	5,000	4,946	4,946	9/30/2022
	Human Resources/Recruitment	Growth Capital Loan (Prime + 6.50% interest rate, 7.25% EOT payment)	3/6/2019	5,000	4,947	4,947	3/31/2022
Total Human Resources/Recruitment - 2.95%*				10,000	9,893	9,893
Network Systems Management Software
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	4/4/2016	5,000	5,000	5,005	4/4/2020
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	30,062	30,062	28,005	4/4/2021
Total Network Systems Management Software - 9.84%*				35,062	35,062	33,010

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2019

Venture Growth Stage Company	Industry	Type of Investment	Acquisition Date (12)	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments (continued)
Other Financial Services
Upgrade, Inc.	Other Financial Services	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	1/18/2019	$6,000	$5,990	$5,990	1/31/2023
	Other Financial Services	Growth Capital Loan (11.0% interest rate, 8.50% EOT payment)	1/18/2019	1,522	1,517	1,517	1/31/2023
	Other Financial Services	Growth Capital Loan (8.50% interest rate, 2.75% EOT payment)	1/18/2019	6,391	6,461	6,461	1/31/2020
	Other Financial Services	Growth Capital Loan (9.50% interest rate, 6.25% EOT payment)	3/1/2019	6,087	6,076	6,076	2/28/2022
Total Other Financial Services - 5.98%*				20,000	20,044	20,044
Real Estate Services
Sonder USA, Inc.	Real Estate Services	Growth Capital Loan (Prime + 5.75% interest rate, 5.25% EOT payment)	12/28/2018	20,000	19,917	20,114	6/30/2022
Homelight, Inc.	Real Estate Services	Growth Capital Loan (13.00% interest rate)	4/16/2019	2,000	1,966	1,981	4/30/2022
Total Real Estate Services - 6.59%*				22,000	21,883	22,095
Restaurant / Food Service
Munchery, Inc. (7)	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% PIK interest rate, 8.75% EOT payment)	6/30/2016	2,589	2,729	1,719	6/30/2019
	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% PIK interest rate) (2)	4/25/2018	300	300	189	6/30/2019
Total Restaurant / Food Service - 0.57%*				2,889	3,029	1,908
Security Services
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	8/15/2016	914	1,308	1,308	2/29/2020
	Security Services	Growth Capital Loan (Prime + 2.90% interest rate, 8.00% EOT payment)	3/27/2019	10,000	9,912	9,912	9/30/2022
	Security Services	Growth Capital Loan (Prime + 3.70% interest rate, 8.00% EOT payment)	9/30/2019	10,000	9,787	9,787	12/31/2022
Total Security Services - 6.26%*				20,914	21,007	21,007
Social/Platform Software
ClassPass, Inc.	Social/Platform Software	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% EOT payment)	8/15/2019	15,000	14,757	14,757	8/31/2023
	Social/Platform Software	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% EOT payment)	9/30/2019	15,000	14,711	14,711	9/30/2023
Total Social/Platform Software - 8.78%*				30,000	29,468	29,468
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3) (7)	Wireless Communications Equipment	Growth Capital Loan (Prime + 11.75% PIK interest rate)	9/3/2014	6,701	6,701	-	12/31/2021
	Wireless Communications Equipment	Growth Capital Loan (12.00% PIK interest rate) (2)	3/5/2019	375	375	375	12/31/2019
	Wireless Communications Equipment	Growth Capital Loan (12.00% PIK interest rate) (2)	4/4/2019	375	375	375	12/31/2019
Total Wireless Communications Equipment - 0.22%*				7,451	7,451	750
Total Debt Investments - 142.43%*				$497,428	$500,039	$477,788

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2019

Venture Growth Stage Company	Industry	Type of Warrant	Acquisition Date (12)	Shares	Cost (6)	Fair Value
Warrant Investments (8)
Advertising / Marketing
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	12/13/2013	48,500	$35	$147
Total Advertising / Marketing - 0.04%*				48,500	35	147
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Preferred Stock	6/13/2017	4,545,455	500	864
Total Building Materials/Construction Machinery - 0.26%*				4,545,455	500	864
Buildings and Property
Knotel, Inc.	Buildings and Property	Preferred Stock	2/28/2019	360,260	159	420
Total Buildings and Property - 0.13%*				360,260	159	420
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Preferred Stock	6/20/2016	547,440	1,540	2,696
HI.Q, Inc.	Business Applications Software	Preferred Stock	12/17/2018	606,952	196	437
OneSource Virtual, Inc.	Business Applications Software	Preferred Stock	6/25/2018	39,318	90	123
Passport Labs, Inc.	Business Applications Software	Preferred Stock	9/28/2018	21,929	303	518
Quantcast Corporation (5)	Business Applications Software	Cash Exit Fee	8/9/2018	-	213	188
Toast, Inc. (2)	Business Applications Software	Preferred Stock	2/1/2018	26,325	27	269
Total Business Applications Software - 1.26%*				1,241,964	2,369	4,231
Business to Business Marketplace
Factual, Inc. (2)	Business to Business Marketplace	Preferred Stock	9/4/2018	23,536	43	43
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	7/13/2015	10,346	40	37
RetailNext, Inc.	Business to Business Marketplace	Preferred Stock	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.06%*				157,302	163	191
Commercial Services
Transfix, Inc.	Commercial Services	Preferred Stock	5/31/2019	66,751	94	94
Total Commercial Services - 0.03%*				66,751	94	94
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.) (2)	Conferencing Equipment / Services	Preferred Stock	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.06%*				323,381	670	205
Consumer Non-Durables
Imperfect Foods, Inc.	Consumer Non-Durables	Preferred Stock	6/6/2019	21,873	94	140
Total Consumer Non-Durables - 0.04%*				21,873	94	140
Consumer Products and Services
Clutter, Inc.	Consumer Products and Services	Preferred Stock	10/18/2018	77,434	363	530
Quip NYC, Inc. (2)	Consumer Products and Services	Preferred Stock	11/26/2018	41,272	455	455
Outdoor Voices, Inc.	Consumer Products and Services	Common Stock	2/26/2019	255,000	360	360
Total Consumer Products and Services - 0.40%*				373,706	1,178	1,345
Consumer Retail
LovePop, Inc.	Consumer Retail	Preferred Stock	10/23/2018	163,463	168	168
Total Consumer Retail - 0.05%*				163,463	168	168
Database Software
Qubole, Inc. (2)	Database Software	Preferred Stock	11/21/2018	88,422	41	41
Total Database Software - 0.01%*				88,422	41	41
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	11/20/2017	40,786	123	86
Outfittery GMBH (1) (2) (3) (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	8/10/2017	-	636	393
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	11/25/2015	88,037	213	428
	E-Commerce - Clothing and Accessories	Common Stock	11/25/2015	149,203	1,081	1,277
				237,240	1,294	1,705
Stance, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	3/31/2017	75,000	41	70
Untuckit LLC (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	5/11/2018	-	39	47
Total E-Commerce - Clothing and Accessories - 0.69%*				353,026	2,133	2,301
E-Commerce - Personal Goods
Enjoy Technology, Inc.	E-Commerce - Personal Goods	Preferred Stock	9/7/2018	336,304	269	424
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	4/2/2018	262,519	294	1,136
Total E-Commerce - Personal Goods - 0.47%*				598,823	563	1,560

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2019

Venture Growth Stage Company	Industry	Type of Warrant	Acquisition Date (12)	Shares	Cost (6)	Fair Value
Warrant Investments (8) (continued)
Educational/Training Software
Varsity Tutors LLC (2) (5)	Educational/Training Software	Preferred Stock	3/13/2017	240,590	65	185
Total Educational/Training Software - 0.06%*				240,590	65	185
Entertainment
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	3/24/2017	278,209	$922	$199
Roli, Ltd. (1) (2) (3)	Entertainment	Preferred Stock	5/23/2018	102,247	644	25
Total Entertainment - 0.07%*				380,456	1,566	224
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Preferred Stock	9/15/2017	271,293	361	909
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Preferred Stock	12/5/2017	41,046	775	958
Revolut Ltd. (1) (2) (3)	Financial Institution and Services	Preferred Stock	4/16/2018	6,253	40	54
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	12/23/2015	128,288	382	479
	Financial Institution and Services	Preferred Stock	12/23/2015	46,548	136	136
				174,836	518	615
Total Financial Institution and Services - 0.76%*				493,428	1,694	2,536
Food & Drug
Capsule Corp. (2) (5)	Food & Drug	Cash Exit Fee	12/28/2018	-	129	129
Total Food & Drug - 0.04%*				-	129	129
General Media and Content
BZ Holdings, Inc. (fka TechMediaNetwork, Inc.) (2)	General Media and Content	Preferred Stock	3/17/2014	72,234	31	38
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	9/24/2014	774,352	624	1,022
Total General Media and Content - 0.32%*				846,586	655	1,060
Healthcare Technology Systems
Curology, Inc.	Healthcare Technology Systems	Preferred Stock	5/23/2019	46,883	20	38
Groop Internet Platfom, Inc.	Healthcare Technology Systems	Preferred Stock	5/15/2019	88,389	128	128
Nurx, Inc.	Healthcare Technology Systems	Preferred Stock	8/19/2019	136,573	216	216
Total Healthcare Technology Systems - 0.11%*				271,845	364	382
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	3/1/2019	19,201	240	257
Total Household & Office Goods - 0.08%*				19,201	240	257
Human Resources/Recruitment
Hired, Inc. (2)	Human Resources/Recruitment	Preferred Stock	9/21/2018	93,141	156	112
Total Human Resources/Recruitment - 0.03%*				93,141	156	112
Medical Software and Information Services
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	10/9/2013	31,063	112	74
Total Medical Software and Information Services - 0.02%*				31,063	112	74
Other Financial Services
Upgrade, Inc.	Other Financial Services	Preferred Stock	1/18/2019	744,225	223	223
Total Other Financial Services - 0.07%*				744,225	223	223
Real Estate Services
Homelight, Inc. (2)	Real Estate Services	Preferred Stock	12/21/2018	54,004	44	124
Sonder USA, Inc.	Real Estate Services	Preferred Stock	12/28/2018	136,511	232	613
Total Real Estate Services - 0.22%*				190,515	276	737
Security Services
Forgerock, Inc.	Security Services	Preferred Stock	3/30/2016	195,992	155	606
	Security Services	Preferred Stock	3/30/2016	161,724	340	340
Total Security Services - 0.28%*				357,716	495	946
Shopping Facilitators
Moda Operandi, Inc.	Shopping Facilitators	Preferred Stock	9/27/2019	25,316	251	251
Total Shopping Facilitators - 0.07%*				25,316	251	251
Social/Platform Software
ClassPass, Inc.	Social/Platform Software	Preferred Stock	3/18/2019	84,507	281	281
Total Social/Platform Software - 0.08%*				84,507	281	281

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2019

Venture Growth Stage Company	Industry	Type of Equity	Acquisition Date (12)	Shares	Cost (6)	Fair Value
Warrant Investments (8) (continued)
Transportation
Bird Rides, Inc.	Transportation	Preferred Stock	4/18/2019	68,111	80	193
Total Transportation - 0.06%*				68,111	80	193
Travel & Leisure
Inspirato, LLC (1) (2) (3)	Travel & Leisure	Preferred Units	4/25/2013	1,994	37	45
GoEuro Corp. (1) (2) (3)	Travel & Leisure	Preferred Units	3/26/2018	4,857	146	146
Total Travel & Leisure - 0.06%*				6,851	183	191
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	9/3/2014	33,000	95	-
Total Wireless Communications Equipment - 0.00%*				33,000	95	-
Total Warrant Investments - 5.81%*					$15,032	$19,488

Equity Investments (8)
Business Applications Software
Convoy, Inc.	Business Applications Software	Preferred Stock	9/27/2018	35,208	$250	$250
Passport Labs, Inc.	Business Applications Software	Preferred Stock	6/11/2019	1,302	100	100
Medallia, Inc. (2) (10)	Business Applications Software	Common Stock	11/13/2014	48,616	10	1,225
Total Business Applications Software - 0.47%*				85,126	360	1,575
Communications Software
Pluribus Networks, Inc.	Communications Software	Preferred Stock	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.60%*				722,073	2,000	2,000
Consumer Non-Durables
Hims, Inc.	Consumer Non-Durables	Preferred Stock	4/29/2019	144,092	500	500
Total Consumer Non-Durables - 0.15%*				144,092	500	500
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	1/17/2019	67,934	500	600
Total E-Commerce - Clothing and Accessories - 0.18%*				67,934	500	600
E-Commerce - Personal Goods
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	6/5/2018	134,249	500	975
Total E-Commerce - Personal Goods - 0.29%*				134,249	500	975
Educational/Training Software
Varsity Tutors LLC	Educational/Training Software	Preferred Stock	1/5/2018	92,470	250	249
Total Educational/Training Software - 0.07%*				92,470	250	249
Financial Institution and Services
GoGreenHost AB (1) (3)	Financial Institution and Services	Preferred Stock	12/1/2017	1	2,135	1,236
Revolut Ltd. (1) (3)	Financial Institution and Services	Preferred Stock	8/3/2017	25,920	292	727
Total Financial Institution and Services - 0.59%*				25,921	2,427	1,963
Food & Drug
Capsule Corp. (2)	Food & Drug	Preferred Stock	12/28/2018	75,013	500	500
Total Food & Drug - 0.15%*				75,013	500	500
Healthcare Technology Systems
Groop Internet Platfom, Inc.	Healthcare Technology Systems	Preferred Stock	5/15/2019	90,859	250	250
Nurx, Inc.	Healthcare Technology Systems	Preferred Stock	5/31/2019	136,572	1,000	1,004
Total Healthcare Technology Systems - 0.37%*				227,431	1,250	1,254
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	6/19/2017	8,000	250	252
	Household & Office Goods	Common Stock	6/30/2019	26,669	750	560
Total Household & Office Goods - 0.24%*				34,669	1,000	812
Network Systems Management Software
Cohesity Inc.	Network Systems Management Software	Preferred Stock	3/24/2017	60,342	400	550
Total Network Systems Management Software - 0.16%*				60,342	400	550
Real Estate Services
Sonder Canada, Inc. (1) (3)	Real Estate Services	Preferred Stock	5/17/2019	29,773	312	312
Total Real Estate Services - 0.09%*				29,773	312	312

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(unaudited)

(dollars in thousands)

As of September 30, 2019

Venture Growth Stage Company	Industry	Type of Equity	Acquisition Date (12)	Shares	Cost (6)	Fair Value
Equity Investments (8) (continued)
Security Services
CrowdStrike, Inc. (10)	Security Services	Common Stock	10/13/2017	278,747	1,072	15,604
Total Security Services - 4.65%*				278,747	1,072	15,604
Shopping Facilitators
Farfetch UK Limited (1) (3) (10)	Shopping Facilitators	Common Stock	3/9/2016	148,851	170	1,286
Total Shopping Facilitators - 0.38%*				148,851	170	1,286
Travel & Leisure
Inspirato, LLC (1) (4)	Travel & Leisure	Preferred Units	9/11/2014	1,948	250	266
GoEuro Corp. (1) (3)	Travel & Leisure	Preferred Stock	10/5/2017	2,362	300	279
Total Travel & Leisure - 0.16%*				4,310	550	545
Total Equity Investments - 8.56%*					$11,791	$28,725

Total Investments in Portfolio Companies - 156.81%* (11)					$526,862	$526,001

Total Investments - 156.81%* (9)					$526,862	$526,001

_____________

(1)

Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2019, non-qualifying assets represented 19.6% of the Company’s total assets, at fair value.

(2)	As of September 30, 2019, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)

Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $27.5 million, $(28.4) million and ($0.9) million respectively. The tax cost of investments is $526.9 million.

(7)

Debt is on non-accrual status at September 30, 2019 and is therefore considered non-income producing. Non-accrual investments at September 30, 2019 had a total cost and fair value of $32.3 million and $19.8 million, respectively.

(8)	Non-income producing investments.
(9)

Except for equity in three public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).

(10)	Entity is publicly traded and listed on New York Stock Exchange or NASDAQ.
(11)

The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(12)	Acquisition date represents the date of the investment in the portfolio investment.
*	Value as a percentage of net assets.

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

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

As of December 31, 2018

Venture Growth Stage Company	Industry	Type of Investment	Acquisition Date (12)	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments (continued)
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (10.50% interest rate, 6.00% EOT payment)	2/26/2018	$5,000	$4,982	$5,010	2/28/2021
Outfittery GMBH (1) (2) (3)	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.25% interest rate, 9.00% EOT payment)	8/11/2017	7,127	7,093	6,833	8/31/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	6/7/2018	2,360	2,280	2,212	6/30/2021
	E-Commerce - Clothing and Accessories	Growth Capital Loan (12.75% interest rate, 9.00% EOT payment)	12/28/2018	2,294	2,151	2,147	12/31/2021
				11,781	11,524	11,192
Stance, Inc.	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.50% interest rate, 5.50% EOT payment)	11/1/2018	2,000	1,991	1,991	4/30/2020
Untuckit LLC	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.00% interest rate, 4.50% EOT payment)	5/11/2018	2,301	2,340	2,340	11/30/2019
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.00% interest rate, 4.50% EOT payment)	9/18/2018	3,000	3,015	3,015	3/31/2020
	E-Commerce - Clothing and Accessories	Growth Capital Loan (Prime + 4.75% interest rate, 4.50% EOT payment)	9/28/2018	4,500	4,478	4,478	3/31/2020
				9,801	9,833	9,833
Total E-Commerce - Clothing and Accessories - 8.38%*				28,582	28,330	28,026
E-Commerce - Personal Goods
Enjoy Technology, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (Prime + 5.25% interest rate, 5.50% EOT payment)	9/28/2018	10,000	9,692	9,692	9/30/2021
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Growth Capital Loan (Prime + 1.00% interest rate, 0.25% EOT payment)	12/4/2018	5,000	4,941	4,941	3/31/2019
Total E-Commerce - Personal Goods - 4.37%*				15,000	14,633	14,633
Educational/Training Software
Tangible Play, Inc.	Educational/Training Software	Growth Capital Loan (Prime + 5.00% interest rate, 5.75% EOT payment)	8/31/2018	1,500	1,479	1,586	8/31/2021
Total Educational/Training Software - 0.47%*				1,500	1,479	1,586
Entertainment
Mind Candy Limited (1) (3)	Entertainment	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	6/25/2014	10,441	11,387	6,789	1/31/2019
Roli, Ltd. (1) (2) (3)	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	5/23/2018	10,732	10,462	9,867	5/31/2021
	Entertainment	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	5/23/2018	1,342	1,308	1,233	5/31/2021
	Entertainment	Growth Capital Loan (11.25% interest rate, 9.50% EOT payment)	7/16/2018	1,325	1,281	1,222	7/31/2021
	Entertainment	Revolver (Prime + 3.25% interest rate, 5.00% EOT payment)	7/5/2018	129	129	124	6/30/2019
	Entertainment	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	7/5/2018	1,898	1,898	1,827	6/30/2019
	Entertainment	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	9/27/2018	4,556	4,556	4,403	6/30/2019
				19,982	19,634	18,676
Total Entertainment - 7.61%*				30,423	31,021	25,465
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	3/6/2018	5,000	5,034	5,034	9/30/2019
	Financial Institution and Services	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	3/12/2018	5,000	5,033	5,033	9/30/2019
				10,000	10,067	10,067
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/5/2017	18,000	18,174	18,174	12/31/2020
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	3/7/2018	2,200	2,197	2,197	3/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	7/31/2018	3,300	3,249	3,249	7/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	8/8/2018	2,500	2,458	2,458	8/31/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	1,500	1,471	1,471	9/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	2,500	2,452	2,452	9/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	11/15/2018	6,000	5,845	5,845	11/30/2021
	Financial Institution and Services	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/6/2018	4,000	3,884	3,884	12/31/2021
				40,000	39,730	39,730
WorldRemit Limited (1) (3)	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	6/9/2016	5,000	5,371	5,371	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	6/30/2016	5,000	5,369	5,369	6/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	12/1/2016	5,000	5,260	5,260	11/30/2019
	Financial Institution and Services	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	6/25/2018	10,000	9,905	9,905	6/30/2021
				25,000	25,905	25,905
Total Financial Institution and Services - 22.63%*				75,000	75,702	75,702
Network Systems Management Software
Virtual Instruments Corporation	Network Systems Management Software	Growth Capital Loan (10.00% interest rate)	4/4/2016	5,000	5,000	5,000	4/4/2020
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	24,215	24,215	21,762	4/4/2021
	Network Systems Management Software	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	4,732	4,732	3,605	4/4/2021
Total Network Systems Management Software - 9.08%*				33,947	33,947	30,367

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

As of December 31, 2018

Venture Growth Stage Company	Industry	Type of Investment	Acquisition Date (12)	Outstanding Principal	Cost (6)	Fair Value	Maturity Date
Debt Investments (continued)
Real Estate Services
Sonder USA, Inc.	Real Estate Services	Growth Capital Loan (Prime + 5.75% interest rate, 5.25% EOT payment)	12/28/2018	20,000	19,569	19,569	6/30/2022
Total Real Estate Services - 5.85%*				20,000	19,569	19,569
Restaurant / Food Service
Munchery, Inc. (2) (7)	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% PIK interest rate, 8.75% EOT payment)	6/30/2016	$2,589	$2,729	$1,802	6/30/2019
	Restaurant / Food Service	Growth Capital Loan (Prime + 8.25% PIK interest rate)	4/25/2018	300	300	198	6/30/2019
Total Restaurant / Food Service - 0.60%*				2,889	3,029	2,000
Security Services
Forgerock, Inc.	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	3/30/2016	3,252	3,978	3,978	9/30/2019
	Security Services	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	8/15/2016	2,473	2,780	2,780	2/29/2020
Total Security Services - 2.02%*				5,725	6,758	6,758
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3) (7)	Wireless Communications Equipment	Growth Capital Loan (Prime + 11.75% PIK interest rate)	9/3/2014	6,701	6,701	6,093	12/31/2021
Eero, Inc.	Wireless Communications Equipment	Growth Capital Loan (Prime + 8.25% interest rate)	5/17/2017	7,991	7,963	7,991	11/30/2019
	Wireless Communications Equipment	Growth Capital Loan (Prime + 8.25% interest rate)	9/28/2018	5,000	4,879	5,000	3/31/2021
				12,991	12,842	12,991
Total Wireless Communications Equipment - 5.70%*				19,692	19,543	19,084
Total Debt Investments - 121.17%*				$411,992	$414,256	$405,347

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

As of December 31, 2018

Venture Growth Stage Company	Industry	Type of Warrant	Acquisition Date (12)	Shares	Cost (6)	Fair Value
Warrant Investments (8)
Advertising / Marketing
InMobi Pte Ltd. (1) (2) (3)	Advertising / Marketing	Ordinary Shares	12/13/2013	48,500	$35	$104
Total Advertising / Marketing - 0.03%*				48,500	35	104
Building Materials/Construction Machinery
View, Inc.	Building Materials/Construction Machinery	Preferred Stock	6/13/2017	4,545,455	500	864
Total Building Materials/Construction Machinery - 0.26%*				4,545,455	500	864
Business Applications Software
FinancialForce.com, Inc.	Business Applications Software	Preferred Stock	6/20/2016	547,440	1,540	2,566
HI.Q, Inc.	Business Applications Software	Preferred Stock	12/17/2018	606,952	196	196
Lattice Engines, Inc. (2)	Business Applications Software	Preferred Stock	11/12/2013	396,652	48	95
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	9/30/2015	253,805	41	129
Medallia, Inc. (2)	Business Applications Software	Preferred Stock	11/13/2014	55,814	11	80
OneSource Virtual, Inc.	Business Applications Software	Preferred Stock	6/25/2018	39,318	90	90
Passport Labs, Inc.	Business Applications Software	Preferred Stock	9/28/2018	17,448	228	228
Quantcast Corporation (5)	Business Applications Software	Cash Exit Fee	8/9/2018	—	213	219
Toast, Inc. (2)	Business Applications Software	Preferred Stock	2/1/2018	26,325	27	136
Total Business Applications Software - 1.12%*				1,943,754	2,394	3,739
Business to Business Marketplace
Factual, Inc. (2)	Business to Business Marketplace	Preferred Stock	9/4/2018	23,536	43	43
Optoro, Inc. (2)	Business to Business Marketplace	Preferred Stock	7/13/2015	10,346	40	37
RetailNext, Inc.	Business to Business Marketplace	Preferred Stock	11/16/2017	123,420	80	80
Total Business to Business Marketplace - 0.05%*				157,302	163	160
Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.) (2)	Conferencing Equipment / Services	Preferred Stock	9/29/2015	323,381	670	203
Total Conferencing Equipment / Services - 0.06%*				323,381	670	203
Consumer Products and Services
Clutter, Inc.	Consumer Products and Services	Preferred Stock	10/18/2018	71,064	333	333
Quip NYC, Inc. (2)	Consumer Products and Services	Preferred Stock	11/26/2018	33,017	364	364
Total Consumer Products and Services - 0.21%*				104,081	697	697
Consumer Retail
LovePop, Inc.	Consumer Retail	Preferred Stock	10/23/2018	163,463	168	168
Total Consumer Retail - 0.05%*				163,463	168	168
Database Software
Qubole, Inc. (2)	Database Software	Preferred Stock	11/21/2018	88,422	41	41
Total Database Software - 0.01%*				88,422	41	41
E-Commerce - Clothing and Accessories
FabFitFun, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	11/20/2017	40,786	123	42
Outfittery GMBH (1) (2) (3) (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	8/10/2017	—	501	486
Rent the Runway, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	11/25/2015	88,037	213	512
	E-Commerce - Clothing and Accessories	Common Stock	11/25/2015	149,203	1,081	1,280
				237,240	1,294	1,792
Stance, Inc.	E-Commerce - Clothing and Accessories	Preferred Stock	3/31/2017	75,000	41	70
Untuckit LLC (5)	E-Commerce - Clothing and Accessories	Cash Exit Fee	5/11/2018	—	39	43
Total E-Commerce - Clothing and Accessories - 0.73%*				353,026	1,998	2,433
E-Commerce - Personal Goods
Enjoy Technology, Inc.	E-Commerce - Personal Goods	Preferred Stock	9/7/2018	336,304	269	269
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	4/2/2018	105,655	88	401
Total E-Commerce - Personal Goods - 0.20%*				441,959	357	670
Educational/Training Software
Varsity Tutors LLC (2) (5)	Educational/Training Software	Preferred Stock	3/13/2017	240,590	65	185
Tangible Play, Inc.	Educational/Training Software	Preferred Stock	8/31/2018	61,840	79	79
Total Educational/Training Software - 0.08%*				302,430	144	264
Entertainment
Mind Candy, Inc. (1) (3)	Entertainment	Preferred Stock	3/24/2017	22,376	751	—
Roli, Ltd. (1) (2) (3)	Entertainment	Preferred Stock	5/23/2018	102,247	644	612
Total Entertainment - 0.18%*				124,623	1,395	612

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2018

Venture Growth Stage Company	Industry	Type of Warrant	Acquisition Date (12)	Shares	Cost (6)	Fair Value
Warrant Investments (8) (continued)
Financial Institution and Services
BlueVine Capital, Inc.	Financial Institution and Services	Preferred Stock	9/15/2017	271,293	$361	$757
Prodigy Finance Limited (1) (3)	Financial Institution and Services	Preferred Stock	12/5/2017	40,596	766	766
Revolut Ltd. (1) (2) (3)	Financial Institution and Services	Preferred Stock	4/16/2018	6,253	40	40
WorldRemit Limited (1) (3)	Financial Institution and Services	Preferred Stock	12/23/2015	128,288	382	490
	Financial Institution and Services	Preferred Stock	12/23/2015	46,548	136	142
				174,836	518	632
Total Financial Institution and Services - 0.66%*				492,978	1,685	2,195
Food & Drug
Capsule Corp. (2) (5)	Food & Drug	Cash Exit Fee	12/28/2018	—	129	129
Total Food & Drug - 0.04%*				—	129	129
General Media and Content
BZ Holdings, Inc. (fka TechMediaNetwork, Inc.) (2)	General Media and Content	Preferred Stock	3/17/2014	72,234	31	38
Thrillist Media Group, Inc. (2)	General Media and Content	Common Stock	9/24/2014	774,352	624	1,022
Total General Media and Content - 0.32%*				846,586	655	1,060
Human Resources/Recruitment
Hired, Inc. (2)	Human Resources/Recruitment	Preferred Stock	9/21/2018	32,599	55	55
Total Human Resources/Recruitment - 0.02%*				32,599	55	55
Medical Software and Information Services
AirStrip Technologies, Inc. (2)	Medical Software and Information Services	Preferred Stock	10/9/2013	31,063	112	74
Total Medical Software and Information Services - 0.02%*				31,063	112	74
Real Estate Services
Homelight, Inc. (2)	Real Estate Services	Preferred Stock	12/21/2018	8,339	27	27
Sonder USA, Inc.	Real Estate Services	Preferred Stock	12/28/2018	136,511	232	232
Total Real Estate Services - 0.08%*				144,850	259	259
Restaurant / Food Service
Munchery, Inc.	Restaurant / Food Service	Preferred Stock	6/30/2016	21,537	45	-
Total Restaurant / Food Service - 0.00%*				21,537	45	—
Security Services
CrowdStrike, Inc. (2)	Security Services	Preferred Shares	10/13/2017	99,344	72	1,035
Forgerock, Inc.	Security Services	Preferred Stock	3/30/2016	195,992	155	459
Total Security Services - 0.45%*				295,336	227	1,494
Shopping Facilitators
Farfetch UK Limited (1) (2) (3) (10)	Shopping Facilitators	Common Stock	3/9/2016	189,995	170	1,996
Total Shopping Facilitators - 0.60%*				189,995	170	1,996
Travel & Leisure
Inspirato, LLC (2)	Travel & Leisure	Preferred Units	4/25/2013	1,994	37	26
GoEuro Corp. (1) (2)	Travel & Leisure	Preferred Units	3/26/2018	2,362	65	64
Total Travel & Leisure - 0.03%*				4,356	102	90
Wireless Communications Equipment
Cambridge Broadband Network Limited (1) (3)	Wireless Communications Equipment	Preferred Shares	9/3/2014	33,000	95	—
Eero, Inc.	Wireless Communications Equipment	Preferred Stock	8/5/2016	94,806	114	—
	Wireless Communications Equipment	Cash Exit Fee (5)	9/28/2018	—	77	207
				94,806	191	207
Total Wireless Communications Equipment - 0.06%*				127,806	286	207
Total Warrant Investments - 5.24%*					$12,287	$17,514

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

(dollars in thousands)

As of December 31, 2018

Venture Growth Stage Company	Industry	Type of Equity	Acquisition Date (12)	Shares	Cost (6)	Fair Value
Equity Investments (8)
Business Applications Software
MapR Technologies, Inc.	Business Applications Software	Preferred Stock	7/27/2016	39,018	$161	$161
Convoy, Inc.	Business Applications Software	Preferred Stock	9/27/2018	35,208	250	250
Total Business Applications Software - 0.12%*				74,226	411	411
Communications Software
Pluribus Networks, Inc.	Communications Software	Preferred Stock	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.60%*				722,073	2,000	2,000
E-Commerce - Personal Goods
Grove Collaborative, Inc.	E-Commerce - Personal Goods	Preferred Stock	6/5/2018	134,249	500	830
Total E-Commerce - Personal Goods - 0.25%*				134,249	500	830
Educational/Training Software
Varsity Tutors LLC	Educational/Training Software	Preferred Stock	1/5/2018	92,470	250	249
Total Educational/Training Software - 0.07%*				92,470	250	249
Financial Institution and Services
GoGreenHost AB (1) (3)	Financial Institution and Services	Preferred Stock	12/1/2017	1	2,138	1,730
Revolut Ltd. (1) (3)	Financial Institution and Services	Preferred Stock	8/3/2017	25,920	292	664
Total Financial Institution and Services - 0.72%*				25,921	2,430	2,394
Household & Office Goods
Casper Sleep Inc.	Household & Office Goods	Preferred Stock	6/19/2017	8,000	250	251
	Household & Office Goods	Common Stock	6/30/2019	26,669	750	741
Total Household & Office Goods - 0.30%*				34,669	1,000	992
Network Systems Management Software
Cohesity Inc.	Network Systems Management Software	Preferred Stock	3/24/2017	60,342	400	468
Total Network Systems Management Software - 0.14%*				60,342	400	468
Security Services
CrowdStrike, Inc.	Security Services	Preferred Stock	10/13/2017	87,849	500	1,297
	Security Services	Common Stock	10/13/2017	97,656	500	1,378
Total Security Services - 0.80%*				185,505	1,000	2,675
Travel & Leisure
Inspirato, LLC (1) (4)	Travel & Leisure	Preferred Units	9/11/2014	1,948	250	258
GoEuro Corp. (1)	Travel & Leisure	Preferred Stock	10/5/2017	2,362	300	279
Total Travel & Leisure - 0.16%*				4,310	550	537
Total Equity Investments - 3.16%*					$8,541	$10,556

Total Investments in Portfolio Companies - 129.56%* (11)					$435,084	$433,417

Short-Term Investments (2)					Cost (6)	Fair Value
U.S. Treasury Bills	$20,000 Face Value, Maturity Date 1/3/2019, Yield to Maturity 2.15%				$19,999	$19,999
Total Short-Term Investments - 5.98%*					$19,999	$19,999

Total Investments - 135.54%* (9)					$455,083	$453,416

_____________

(1)	Investment is a non-qualifying asset under Section 55(a) of the 1940 Act. As of December 31, 2018, non-qualifying assets represented 25.6% of the Company’s total assets, at fair value.
(2)	As of December 31, 2018, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)

Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $12.1 million, $(13.8) million and $(1.7) million, respectively. The tax cost of investments is $455.1 million.

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

(12)	Acquisition date represents the date of the investment in the portfolio investment.
*	Value as a percentage of net assets.

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED SCHEDULES OF INVESTMENTS

(unaudited)

As of September 30, 2019 and as of December 31, 2018

Notes applicable to the investments presented in the foregoing tables:

No investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company.

Notes applicable to the debt investments presented in the foregoing tables:

Interest rate is the annual interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.

For each debt investment tied to the Prime rate (“Prime”) as of September 30, 2019, the Prime rate was 5.00%.

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

September 30, 2019
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

Note 2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures required by GAAP for the annual reporting of consolidated financial statements are omitted.

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the periods presented have been included and all intercompany account balances and transactions have been eliminated.

Certain items in the prior period’s consolidated financial statements have been conformed to the current period’s presentation. These presentation changes, if any, did not impact any prior amounts of reported total assets, total liabilities, net assets or results of operations.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2019.

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

The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude any U.S. Treasury Bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. The Company had cumulative realized and unrealized losses during the three and nine months ended September 30, 2019 and September 30, 2018, and, as a result, no capital gains incentive fees were recorded for the three and nine months ended September 30, 2019 and September 30, 2018.

Management and Incentive Fees	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Base management fee	$2,270	$1,848	$6,107	$5,144
Income incentive fee	$1,745	$2,503	$6,754	$6,190
Capital gains incentive fee	$—	$—	$—	$—

The table above presents the base management and incentive fees accrued during the period which are paid in the quarter after they are earned. During the three and nine months ended September 30, 2019, approximately $2.1 million and $5.6 million, respectively, of base management fees earned in prior periods were paid, and approximately $2.5 million and $7.6 million, respectively, of income incentive fees earned in prior periods were paid. During the three and nine months ended September 30, 2018, approximately $1.8 million and $4.8 million, respectively, of base management fees earned in prior periods were paid, and approximately $2.2 million and $4.8 million, respectively, of income incentive fees earned in prior periods were paid.

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

For the three months ended September 30, 2019 and 2018, expenses paid or payable by the Company to the Administrator under the Administration Agreement were each approximately $0.5 million, of which approximately $4,000 and $61,000, respectively, were paid or payable to third party service providers.

For the nine months ended September 30, 2019 and 2018, expenses paid or payable by the Company to the Administrator under the Administration Agreement were approximately $1.2 million and $1.3 million, respectively, of which approximately $69,000 and $0.2 million, respectively, were paid or payable to third party service providers.

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

Investment Valuation

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2019 and December 31, 2018. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type	As of September 30, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$477,788	$477,788
Warrant investments	—	—	19,488	19,488
Equity investments	1,286	16,829	10,610	28,725
Short-term investments	—	—	—	—
Total investments	$1,286	$16,829	$507,886	$526,001

Investment Type	As of December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$405,347	$405,347
Warrant investments	—	1,996	15,518	17,514
Equity investments	—	—	10,556	10,556
Short-term investments	19,999	—	—	19,999
Total investments	$19,999	$1,996	$431,421	$453,416

 The following tables present information about Level 3 investments measured at fair value for the three and nine months ended September 30, 2019 and 2018. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

	For the Three Months Ended September 30, 2019
Level 3 Investment Activity (dollars in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of July 1, 2019	$444,713	$19,505	$9,671	$473,889
Fundings and purchases of investments, at cost	83,024	933	1,009	84,966
Principal payments and sale proceeds received from investments	(41,829)	—	—	(41,829)
Amortization and accretion of premiums and discounts, net and end-of term payments	2,523	—	—	2,523
Realized gains (losses) on investments	(1,483)	(154)	(161)	(1,798)
Net change in unrealized gains (losses) included in earnings	(9,725)	(796)	1,874	(8,647)
Payment-in-kind coupon	565	—	—	565
Gross transfers out of Level 3 (1)	—	—	(1,783)	(1,783)
Fair value as of September 30, 2019	$477,788	$19,488	$10,610	$507,886

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2019	$(9,725)	$(796)	$1,314	$(9,207)

	For the Nine Months Ended September 30, 2019
Level 3 Investment Activity (dollars in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2019	$405,347	$15,518	$10,556	$431,421
Fundings and purchases of investments, at cost	241,767	2,892	3,410	248,069
Principal payments and sale proceeds received from investments	(163,626)	—	—	(163,626)
Amortization and accretion of premiums and discounts, net and end-of-term payments	7,500	—	—	7,500
Realized gains (losses) on investments	(1,483)	(147)	(161)	(1,791)
Net change in unrealized gains (losses) included in earnings	(13,344)	1,225	20,720	8,601
Payment-in-kind coupon	1,627	—	—	1,627
Gross transfers out of Level 3 (1)	—	—	(23,915)	(23,915)
Fair value as of September 30, 2019	$477,788	$19,488	$10,610	$507,886

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2019	$(10,865)	$(800)	$946	$(10,719)

_______________

(1)	Transfers out of Level 3 are measured as of the date of the transfer. During the nine months ended September 30, 2019, these transfers related to equity investments in publicly traded companies.
	For the Three Months Ended September 30, 2018
Level 3 Investment Activity (dollars in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of July 1, 2018	$375,239	$12,835	$10,331	$398,405
Fundings and purchases of investments, at cost	52,275	909	250	53,434
Principal payments and sale proceeds received from investments	(102,954)	(1,182)	—	(104,136)
Amortization and accretion of premiums and discounts, net and end-of-term payments	2,013	—	—	2,013
Realized gains on investments	—	942	—	942
Net change in unrealized gains (losses) included in earnings	(3,428)	163	1	(3,264)
Payment-in-kind coupon	662	—	—	662
Gross transfers out of Level 3 (1)	—	(371)	—	(371)
Fair value as of September 30, 2018	$323,807	$13,296	$10,582	$347,685

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2018	$(2,684)	$954	$1	$(1,729)

	For the Nine Months Ended September 30, 2018
Level 3 Investment Activity (dollars in thousands)	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2018	$352,052	$11,062	$7,969	$371,083
Fundings and purchases of investments, at cost	140,337	2,770	1,000	144,107
Principal payments and sale proceeds received from investments	(172,647)	(2,349)	(74)	(175,070)
Amortization and accretion of premiums and discounts, net and end-of term payments	7,823	—	—	7,823
Realized gains (losses) on investments	—	895	(295)	600
Net change in unrealized gains (losses) included in earnings	(5,709)	1,289	1,982	(2,438)
Payment-in-kind coupon	1,951	—	—	1,951
Gross transfers out of Level 3 (1)	—	(371)	—	(371)
Fair value as of September 30, 2018	$323,807	$13,296	$10,582	$347,685

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2018	$(4,646)	$1,795	$2,124	$(727)

_______________

(1)

Transfers out of level 3 are measured as of the date of the transfer.  During the three and nine months ended September 30, 2018, these transfers related to warrant investments, as the result of exercising warrant investments in publicly traded companies.

Realized gains and losses are included as a component of net realized gains (losses) on investments in the consolidated statements of operations.

During the three months ended September 30, 2019, the Company recognized net realized losses on investments of approximately $1.8 million, primarily as a result of the write-off of investments in one portfolio company. During the three months ended September 30, 2018, the Company recognized net realized gains on investments of approximately $0.9 million, primarily as a result of realized gains from warrant investments related to the sale of one portfolio company.

During the nine months ended September 30, 2019, the Company recognized net realized losses on investments of approximately $1.8 million, primarily as a result of the write-off of investments in one portfolio company. During the nine months ended September 30, 2018, the Company recognized net realized gains on investments of approximately $1.7 million, consisting of realized gains of $2.8 million, of which $1.7 million from warrant investments related to the acquisition of two portfolio companies and $1.1 million related to the sale of equity in one portfolio company, offset by realized losses of $1.1 million, primarily as a result of warrant and equity investments related to the acquisition of one portfolio company.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statements of operations.

Net change in unrealized losses on investments during the three months ended September 30, 2019 was approximately $14.1 million, which primarily consisted of $15.5 million of unrealized depreciation on the investment portfolio related to fair value adjustments, partially offset by $1.4 million of reversal and recognition into realized losses of previously recorded unrealized depreciation. Net change in unrealized losses on investments during the three months ended September 30, 2018 was approximately $5,000, which primarily consisted of $1.5 million of unrealized depreciation on the investment portfolio related to fair value adjustments, offset by $1.5 million of reversal and recognition into realized gains of previously recorded unrealized appreciation.

Net change in unrealized gains on investments during the nine months ended September 30, 2019 was approximately $0.8 million, which primarily consisted of $3.5 million of unrealized appreciation on the investment portfolio related to fair value adjustments, partially offset by $2.4 million of reversal and recognition into realized losses of previously recorded unrealized depreciation and $0.3 million of unrealized depreciation as a result of changes in funds held in foreign currency for investment. Net change in unrealized gains on investments during the nine months ended September 30, 2018 was approximately $0.8 million, which primarily consisted of $2.3 million of unrealized appreciation on the investment portfolio related to fair value adjustments, partially offset by $1.5 million recognition into realized losses of previously recorded unrealized depreciation.

For the three months ended September 30, 2019, the Company recognized approximately $0.3 million in other income, consisting of approximately $0.2 million from the termination or expiration of unfunded commitments and approximately $28,000 from amortization of certain fees paid by portfolio companies and other income. For the three months ended September 30, 2018, the Company recognized approximately $0.7 million in other income, consisting of approximately $0.1 million from the termination or expiration of unfunded commitments and approximately $0.6 million from amortization of certain fees paid by portfolio companies and other income.

For the nine months ended September 30, 2019, the Company recognized approximately $1.6 million in other income, consisting of approximately $0.5 million from the termination or expiration of unfunded commitments and approximately $1.1 million from amortization of certain fees paid by portfolio companies and other income. For the nine months ended September 30, 2018, the Company recognized approximately $1.9 million in other income, consisting of approximately $0.5 million from the termination or expiration of unfunded commitments and approximately $1.4 million from amortization of certain fees paid by portfolio companies and other income.

The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of September 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments	As of September 30, 2019
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$458,029	Discounted Cash Flows	Discount Rate	8.51% - 66.12%	15.41%
	19,759	Probability-Weighted Expected Return Method	Probability weighting of alternative outcomes	0% -100.00%
Warrant investments	18,449	Black Scholes Option Pricing Model	Revenue Multiples	1.50x - 6.75x	4.07x
			EBITDA Multiples	8.50x - 8.50x	8.50x
			Volatility	35.00% - 75.00%	59.37%
			Term	1.50– 4.00 Years	2.90 Years
			Discount for Lack of Marketability	0.00% - 25.00%	24.16%
			Risk Free Rate	1.40% - 1.84%	1.61%
	282	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50%	27.50%
			Term	2.00– 4.50 Years	4.28 Years
	757	Discounted Expected Return	Discount Rate	18.00% - 35.00%	28.07%
			Term	2.50 - 4.00 Years	2.84 Years
			Expected Recovery Rate	50.00% - 80.00%	66.48%
Equity investments	8,562	Black Scholes Option Pricing Model	Revenue Multiples	1.10x - 6.75x	3.65x
			Volatility	35.00% - 80.00%	60.10%
			Term	1.50 - 4.50 Years	3.10 Years
			Discount for Lack of Marketability	0.00% - 5.00%	5.00%
			Risk Free Rate	1.50% - 1.70%	1.60%
	812	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50% - 32.50%	30.95%
			Term	4.50 Years	4.50 Years
	1,236	Discounted Expected Recovery	Expected Recovery Rate	50.98%	50.98%
Total investments	$507,886

Level 3 Investments	As of December 31, 2018
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$390,465	Discounted Cash Flows	Discount Rate	9.80% - 43.66%	16.07%
	14,882	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	33.33% -75.00%
Warrant investments	13,399	Black Scholes Option Pricing Model	Revenue Multiples	0.90x - 10.00x	4.01x
			Volatility	40.00% - 75.00%	57.81%
			Term	1.00– 4.00 Years	2.67 Years
			Discount for Lack of Marketability	0.00% - 22.70%	16.36%
			Risk Free Rate	2.40% - 3.00%	2.52%
	1,035	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	26.40%	26.40%
			Term	1.50 Years	1.50 Years
	1,084	Discounted Expected Return	Discount Rate	18.00% - 25.00%	19.21%
			Term	0.50 - 4.00 Years	2.68 Years
			Expected Recovery Rate	50.00% - 80.00%	72.23%
Equity investments	5,159	Black Scholes Option Pricing Model	Revenue Multiples	1.00x - 9.00x	6.15x
			Volatility	44.00% - 80.00%	56.00%
			Term	1.50 - 4.50 Years	2.40 Years
			Discount for Lack of Marketability	0.00% - 6.10%	6.10%
			Risk Free Rate	2.47% - 2.60%	2.52%
	3,667	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	21.40% - 32.50%	25.59%
			Term	1.50 - 4.50 Years	2.78 Years
	1,730	Discounted Expected Recovery	Expected Recovery Rate	71.00%	71.00%
Total investments	$431,421

As of September 30, 2019, the fair values for all but 13 of the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields as of the reporting date. The fair value for 13 debt investments as of September 30, 2019 were estimated using a Probability-Weighted Expected Return Method. As of September 30, 2019, fair values for all but six warrant investment positions were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Two warrant investments were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. Four investments contain fee conditions which may result in cash proceeds to the Company upon a qualifying liquidity event. These investments were valued using a discounted expected return method. As of September 30, 2019, all but two equity investments were valued using the market approach or the last equity financing round. The fair market value for one investment as of September 30, 2019 was derived based on a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. The fair market value for one investments as of September 30, 2019 was based on time discounted expected recovery.

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

As of September 30, 2019 and December 31, 2018, approximately $448.6 million and $385.9 million of the Company’s assets were pledged for borrowings under its revolving credit facility, respectively.

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

Note 6. Borrowings

Credit Facility

In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, acting as administrative agent and a lender, and KeyBank National Association, TIAA Bank, and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). In August 2014, the Company amended the Credit Facility to increase the total commitments available thereunder to $200 million in aggregate. In January 2018, the Company amended and renewed the Credit Facility, which, among other things, increased the total commitment by $10 million to $210 million and replaced AloStar Bank of Commerce with MUFG Union Bank, N.A as a lender. In May 2019, the Company amended and renewed the Credit Facility, which, among other things, (i) increased the total commitment by $55 million to $265 million, (ii) added an accordion feature under the Credit Facility, which allows the Company to increase the size of the Credit Facility to an amount not to exceed $400 million; and (iii) extended the revolving period of the Credit Facility from February 21, 2020 to May 31, 2021 and the maturity date of the Credit Facility from August 21, 2021 to November 31, 2022. In August 2019, the Company amended the Credit Facility to (i) increase its total commitments from $265 million to $300 million and (ii) to add two new lenders, Hitachi Capital America Corporation and NBH Bank. The $35 million increase in total commitments to the Credit Facility was made under the accordion feature in the Credit Facility.

Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of approximately 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of approximately 55% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, Mr. James P. Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and, (v) the Company ceases to be treated as a BDC under the 1940 Act. As of September 30, 2019 and December 31, 2018, the Company was in compliance with all covenants under the Credit Facility.

At September 30, 2019 and December 31, 2018, the Company had outstanding borrowings under the Credit Facility of $170.8 million and $23.0 million, respectively, net of deferred credit facility costs of $1.9 million and $1.2 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility, paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Credit Facility
Interest cost charged on borrowings	$1,490	$413	$3,342	$2,127
Unused fee	209	227	590	593
Amortization of costs and other fees	294	288	858	844
Total Credit Facility	$1,993	$928	$4,790	$3,564
2022 Notes
Interest cost	$1,075	$1,075	$3,225	$3,225
Amortization of costs and other fees	134	138	400	402
Total 2022 Notes	$1,209	$1,213	$3,625	$3,627
Total interest expense and amortization of fees	$3,202	$2,141	$8,415	$7,191

During the three and nine months ended September 30, 2019, the Company had average outstanding borrowings under the Credit Facility of $115.1 million and $83.9 million, respectively, at a weighted average interest of 5.19% and 5.31%, respectively. During the three and nine months ended September 30, 2018, the Company had average outstanding borrowings under the Credit Facility of $32.0 million and $58.3 million, respectively, at a weighted average interest of 5.05% and 4.81%, respectively.

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

At September 30, 2019, the 2022 Notes had a market price of $25.99 per unit, resulting in an aggregate fair value of approximately $77.7 million. The 2022 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes approximately $1.4 million of deferred issuance cost at September 30, 2019, which is amortized and expensed over the five-year term of the 2022 Notes based on an effective yield method.

The following tables provide additional information about the fair value hierarchy of the Company’s liabilities at September 30, 2019 and December 31, 2018.

Liability	As of September 30, 2019
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$170,776	$170,776
2022 Notes, net (1)	—	76,283	—	76,283
Total	$—	$76,283	$170,776	$247,059

_______________

(1) Net of approximately $1.4 million of deferred issuance cost

Liability	As of December 31, 2018
(dollars in thousands)	Level 1	Level 2	Level 3	Total
Credit Facility	$—	$—	$23,000	$23,000
2022 Notes, net (1)	—	72,860	—	72,860
Total	$—	$72,860	$23,000	$95,860

_______________

(1) Net of approximately $1.8 million of deferred issuance cost

Other Payables

As of September 30, 2019, the Company had no U.S. Treasury Bills included in its consolidated statements of assets and liabilities. On December 31, 2018, the Company purchased $20.0 million of U.S. Treasury Bills for settlement on January 4, 2019. The associated payable was included in the Company’s consolidated statements of assets and liabilities as of  December 31, 2018.

Note 7. Commitments and Contingencies

Commitments

As of September 30, 2019 and December 31, 2018, the Company’s unfunded commitments totaled approximately $330.8 million to 24 portfolio companies and approximately $294.3 million to twenty portfolio companies, respectively, of which $70.3 million and $87.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. As of September 30, 2019, of the approximately $330.8 million of unfunded commitments, approximately $108.0 million will expire in 2019, $207.8 million will expire during 2020, and $15.0 million will expire during 2021.

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

The tables below provide the Company’s unfunded commitments by portfolio company as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019
Unfunded Commitments (unless otherwise noted)* (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
Adjust GMBH	$—	$120
BlueVine Capital, Inc.	30,000	—
Capsule Corporation	10,000	179
Casper Sleep, Inc.	15,000	308
Clutter, Inc.	15,375	156
Curology, Inc.	15,000	35
FabFitFun, Inc.	10,000	75
Factual, Inc.	10,000	143
Forgerock, Inc.	10,000	213
GoEuro Corp.	20,000	446
Grove Collaborative, Inc.	24,500	387
Homelight, Inc.	8,000	48
Imperfect Foods, Inc.	10,000	169
Moda Operandi, Inc.	25,000	500
Nurx Inc.	25,000	416
OneSource Virtual	10,000	—
Outdoor Voices, Inc.	5,000	120
Outfittery GmbH	—	120
Prodigy Finance Limited	1,600	16
Qubole, Inc.	15,000	78
Sonder USA, Inc.	3,333	73
Stance, Inc.	13,000	144
Toast, Inc.	35,000	115
Transfix, Inc.	20,000	194
Total	$330,808	$4,055

__________________

*	Does not include $15.5 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

	As of December 31, 2018
Unfunded Commitments (unless otherwise noted)* (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability
BlueVine Capital, Inc.	$20,000	$—
Capsule Corporation	10,000	179
Clutter, Inc.	2,306	176
FabFitFun, Inc.	10,000	75
Factual, Inc.	10,000	143
Fiverr International, Ltd.	30,000	158
GoEuro Corp.	30,000	365
Grove Collaborative, Inc.	10,000	81
Hired, Inc.	10,000	155
Homelight, Inc.	10,000	43
OneSource Virtual	10,000	—
Passport Labs, Inc.	6,000	61
Prodigy Finance Limited	2,000	20
Qubole, Inc.	15,000	78
Quip NYC, Inc.	25,000	514
Sonder USA, Inc.	5,000	46
Stance, Inc.	13,000	144
Tangible Play, Inc.	6,000	90
Toast, Inc.	60,000	115
WorldRemit Limited	10,000	67
Total	$294,306	$2,510

__________________

*	Does not include $25.0 million backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The tables above also provide the fair value of the Company’s unfunded commitment liability totaling approximately $4.1 million and $2.5 million as of September 30, 2019 and December 31, 2018, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details regarding the Company’s unfunded commitments activity during the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Commitments Activity (in thousands)	2019		2018		2019		2018
Activity during the period:
New commitments*	$81,238		$63,155		$377,856		$318,578
Fundings	$(84,683)		$(52,876)	(2)	$(246,739)		$(143,658)	(2)
Expirations / Terminations	$(13,115)	(1)	$(18,000)		$(104,115)	(1)	$(58,000)

Unfunded commitments at beginning of period**	$357,368		$203,390		$294,306		$100,097
Unfunded commitments at end of period**	$330,808		$242,376		$330,808		$242,376
Backlog of potential future commitments	$15,500		$10,000		$15,500		$10,000

______________

*	Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
**	Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
(1)	Net of repayments on revolver loans of $30.0 million.
(2)	Net of repayments on revolver loans of $0.5 million.

The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments (in thousands)*	As of September 30, 2019	As of December 31, 2018
Dependent on milestones	$70,333	$87,500
Expiring during:
2019	$107,975	$183,306
2020	207,833	111,000
2021	15,000	—
Total	$330,808	$294,306

______________

*	Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments

The Company entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of September 30, 2019 and December 31, 2018, this backlog of potential future commitments totaled $15.5 million and $25.0 million, respectively.

Note 8. Financial Highlights

The financial highlights presented below are for the three and nine months ended September 30, 2019 and 2018.

Financial Highlights	For the Three Months Ended September 30, or as of September 30,		For the Nine Months Ended September 30, or as of September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Per Share Data (1)
Net asset value at beginning of period	14.19	$13.45	13.50	13.25
Changes in net asset value due to:
Net investment income	0.29	0.46	1.09	1.30
Net realized gains (losses) on investments	(0.07)	0.04	(0.07)	0.09
Net change in unrealized gains (losses) on investments	(0.57)	0.01	0.03	0.04
Offering costs related to public offering of common stock	-	(0.01)	—	(0.01)
Net increase (decrease) from capital share transactions (1)	-	—	—	—
Distributions from net investment income	(0.36)	(0.36)	(1.08)	(1.08)
Net asset value at end of period	$13.47	$13.59	$13.47	$13.59

Net investment income per share	$0.29	$0.46	$1.09	$1.30
Net increase (decrease) in net assets resulting from operations per share	$(0.35)	$0.50	$1.05	$1.43
Weighted average shares of common stock outstanding for period	24,865	21,641	24,825	19,056
Shares of common stock outstanding at end of period	24,895	24,727	24,895	24,727

Ratios / Supplemental Data
Net asset value at beginning of period	$352,652	$238,991	$334,531	$234,945
Net asset value at end of period	$335,446	$336,003	$335,446	$336,003
Average net asset value	$360,402	$292,681	$345,129	$255,456
Stock price at end of period	$16.47	$13.59	$16.47	$13.59

Total return based on net asset value per share (2)	(2.8)%	4.0%	7.7%	12.1%
Total return based on stock price (3)	18.4%	12.5%	63.2%	17.1%

Net investment income to average net asset value (4)	7.8%	13.6%	10.5%	13.0%
Net increase (decrease) in net assets to average net asset value (4)	(9.7)%	14.8%	10.1%	14.3%
Ratio of expenses to average net asset value (4)	9.4%	10.4%	9.7%	11.6%
Operating expenses excluding incentive fees to average net asset value	7.5%	7.0%	7.1%	8.3%
Income incentive fees to average net asset value	1.9%	3.4%	2.6%	3.2%
Capital gains incentive fees to average net asset value	0.0%	0.0%	0.0%	0.0%
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

(4)	Percentage is presented on an annualized basis.

The weighted average portfolio yield on debt investments presented below is for the three and nine months ended September 30, 2019 and 2018.

Ratios	For the Three Months Ended September 30, or as of September 30,		For the Nine Months Ended September 30, or as of September 30,
(Percentages, on an annualized basis) (1)	2019	2018	2019	2018
Weighted average portfolio yield on debt investments (2)	13.0%	19.3%	14.9%	16.8%
Coupon income	10.3%	10.7%	10.3%	10.7%
Accretion of discount	0.8%	1.1%	0.9%	1.0%
Accretion of end-of-term payments	1.8%	2.2%	2.0%	2.1%
Impact of prepayments during the period	0.2%	5.3%	1.8%	3.0%

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

Note 9. Net Increase (Decrease) in Net Assets per Share

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018.

Basic and Diluted Share Information	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net investment income	$7,113	$10,010	$27,151	$24,757
Net increase (decrease) in net assets resulting from operations	$(8,812)	$10,909	$26,118	$27,247
Basic and diluted weighted average shares of common stock outstanding	24,865	21,641	24,825	19,056
Basic and diluted net investment income per share of common stock	$0.29	$0.46	$1.09	$1.30
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$(0.35)	$0.50	$1.05	$1.43

Note 10. Equity

Since inception through September 30, 2019, the Company has issued 25,087,545 shares of common stock through an initial public offering, a concurrent private placement offering in 2014, a follow-on offering in 2015, a private placement offering in 2017 and a follow-on offering and concurrent private placement offering in 2018. The Company received net proceeds from these offerings of approximately $354.7 million, net of the portion of the underwriting sales load and offering costs paid by the Company.

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

Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the nine months ended September 30, 2019 and year ended December 31, 2018 is provided in the following table.

Issuance of Common Stock for the Nine Months Ended September 30, 2019 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2019 distribution reinvestment	3/29/2019	40	$518	$—	$—	$13.07 per share
Second quarter 2019 distribution reinvestment	6/14/2019	40	528	—	—	$13.40 per share
Third quarter 2019 distribution reinvestment	9/16/2019	35	555	—	—	$15.68 per share
Total issuance		115	$1,601	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2018 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2018 distribution reinvestment	4/6/2018	22	$249	$—	$—	$11.35 per share
Second quarter 2018 distribution reinvestment	6/15/2018	19	234	—	—	$12.08 per share
Public offering of common stock (1)	8/9/2018	6,000	82,200	—	260	$13.70 per share
Private placement (1)	8/9/2018	400	5,480	—	—	$13.70 per share
Exercise of over-allotment option	8/31/2018	525	7,191	—	—	$13.70 per share
Third quarter 2018 distribution reinvestment	9/14/2018	31	379	—	—	$12.39 per share
Fourth quarter 2018 distribution reinvestment	12/14/2018	39	448	—	—	$11.35 per share
Special 2018 distribution reinvestment	12/28/2018	14	145	—	—	$10.55 per share
Total issuance		7,050	$96,326	$—	$260

_______________

(1)

In connection with the offering, the Company’s investment adviser agreed to bear all of the sales load and to pay to the underwriters an additional supplemental payment of approximately $0.04 per share.

The Company had 24,894,768 and 24,780,223 shares of common stock outstanding as of September 30, 2019 and December 31, 2018, respectively.

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

The following table summarizes cash distributions per share that have been authorized by the Board since the Company’s initial public offering to September 30, 2019. From March 5, 2014 (commencement of operations) to December 31, 2015, these distributions represent ordinary income as earnings exceeded distributions. Approximately $1.20 per share of the distributions during the year ended December 31, 2016 represent a return of capital.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
Total cash distributions				$8.16

 _______________

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

(2)	Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations during the three and nine months ended September 30, 2019 and 2018. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years. For the three and nine months ended September 30, 2019, total distributions of $0.36 per share and $1.08 per share, respectively, were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for 2018 exceeded its distributions. As of December 31, 2018, the Company estimated it had undistributed 2018 taxable earnings of approximately $4.6 million. This “spillover” income will be paid as part of the 2019 dividends. Since March 5, 2014 (commencement of operations) to September 30, 2019, total distributions of $8.16 per share have been paid.

Note 12. Subsequent Events

Distributions

On October 30, 2019, the Board declared a $0.36 per share regular quarterly dividend, payable on December 16, 2019, to stockholders of record on November 29, 2019.

Recent Portfolio Activity

From October 1, 2019 through November 6, 2019, the Company funded $94.3 million in new investments and closed $61.3 million of additional debt commitments. TPC’s direct originations platform entered into $43.3 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	our relationships with third parties, including venture capital investors;
•	the impact and timing of our unfunded commitments;
•	the expected market for venture capital investments;
•	the performance of our existing portfolio and other investments we may make in the future;
•	the impact of investments that we expect to make;
•	actual and potential conflicts of interest with TriplePoint Capital LLC (“TPC”) and TriplePoint Advisers LLC (“Adviser”) and its senior investment team and Investment Committee;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings, use of leverage and investments;
•	the ability of our Adviser to attract, retain and have access to highly talented professionals, including our Adviser’s senior management team;
•	our ability to qualify and maintain our qualification as a RIC and as a BDC;
•	the adequacy of our cash resources and working capital; and
•	the timing of cash flows, if any, from the operations of our portfolio companies.

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

Borrowings

In February 2014, we entered into a credit agreement with Deutsche Bank AG acting as administrative agent and a lender, and KeyBank National Association, Everbank Commercial Lender Finance, Inc., and AloStar Bank of Commerce, as other lenders, which provided us with a $150 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). In August 2014, we amended the Credit Facility to increase the total commitments to $200 million in aggregate.

In January 2018, we amended and renewed the Credit Facility. MUFG Union Bank, N.A., replaced AloStar Bank of Commerce as a lender, under the amended Credit Facility. The amendment and renewal, among other things, increased the total commitment to $210 million in aggregate, extended the revolving period from February 21, 2018 to February 21, 2020, and extended the maturity date from February 21, 2019 to August 21, 2021.

In May 2019, we amended and renewed the Credit Facility. The amendment and renewal, among other things, increased the total commitment to $265 million in aggregate, added an accordion feature that allows us to increase the size of the Credit Facility to up to $400 million, extended the revolving period from February 21, 2020 to May 31, 2021, and extended the maturity date from August 21, 2021 to November 31, 2022.

In August 2019, we amended the Credit Facility to increase its capacity from $265 million to $300 million and to add two new lenders, Hitachi Capital America Corporation and NBH Bank. The $35 million increase in the capacity of the Credit Facility was made under the accordion feature in the Credit Facility.

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

Asset Coverage Requirements

On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of September 30, 2019, the Company’s asset coverage for borrowed amounts was 243%.

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

As of September 30, 2019, we held 159 investments in 65 companies. Our investments included 82 debt investments, 53 warrant investments, and 24 direct equity and related investments. As of September 30, 2019, the total cost and fair value of these investments were approximately $526.9 million and approximately $526.0 million, respectively. As of September 30, 2019, three of our portfolio companies were publicly traded. As of September 30, 2019, the 82 debt investments with an aggregate fair value of approximately $477.8 million had a weighted average loan to enterprise value ratio at the time of underwriting of approximately 10.3%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.

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

The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$500,039	$477,788	$(22,251)	82	29
Warrant investments	15,032	19,488	4,456	53	53
Equity investments	11,791	28,725	16,934	24	20
Total Investments in Portfolio Companies	$526,862	$526,001	$(861)	159	65	*

	As of December 31, 2018
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$414,256	$405,347	$(8,909)	82	29
Warrant investments	12,287	17,514	5,227	48	48
Equity investments	8,541	10,556	2,015	14	12
Total Investments in Portfolio Companies	$435,084	$433,417	$(1,667)	144	57	*

_______________

*	Represents non-duplicative number of companies.

The following tables present the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$71,086	13.5%
Consumer Products and Services	50,307	9.6
Financial Institution and Services	45,764	8.7
Security Services	37,557	7.1
Network Systems Management Software	33,560	6.4
Entertainment	28,258	5.4
Buildings and Property	30,349	5.8
Building Materials/Construction Machinery	32,074	6.1
Social/Platform Software	29,749	5.7
E-Commerce - Clothing and Accessories	27,660	5.3
Business to Business Marketplace	28,243	5.4
Real Estate Services	23,144	4.4
Other Financial Services	20,267	3.9
Household & Office Goods	15,799	3.0
Biofuels / Biomass	7,497	1.4
E-Commerce - Personal Goods	12,493	2.4
Consumer Retail	10,105	1.9
Human Resources/Recruitment	10,005	1.9
Wireless Communications Equipment	750	0.1
Restaurant / Food Service	1,908	0.4
Communications Software	2,000	0.4
Healthcare Technology Systems	1,636	0.3
Shopping Facilitators	1,537	0.3
General Media and Content	1,060	0.2
Travel & Leisure	736	0.1
Food & Drug	629	0.1
Consumer Non-Durables	640	0.1
Educational/Training Software	434	0.1
Conferencing Equipment / Services	205	*
Transportation	193	*
Advertising / Marketing	147	*
Commercial Services	94	*
Medical Software and Information Services	74	*
Database Software	41	*
Total portfolio company investments	$526,001	100.0%

______________

*	Amount represents less than 0.05% of the total portfolio investments.

	As of December 31, 2018
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$113,162	26.1%
Financial Institution and Services	80,291	18.5
Building Materials/Construction Machinery	37,464	8.6
Network Systems Management Software	30,835	7.1
E-Commerce - Clothing and Accessories	30,459	7.0
Entertainment	26,077	6.0
Real Estate Services	19,828	4.6
Wireless Communications Equipment	19,291	4.5
E-Commerce - Personal Goods	16,133	3.7
Biofuels / Biomass	14,213	3.3
General Media and Content	13,063	3.0
Consumer Retail	10,927	2.5
Consumer Products and Services	9,939	2.3
Educational/Training Software	2,099	0.5
Shopping Facilitators	2,000	0.5
Restaurant / Food Service	2,000	0.5
Database Software	1,996	0.5
Communications Software	1,060	0.2
Household & Office Goods	992	0.2
Travel & Leisure	627	0.1
Security Services	236	0.1
Conferencing Equipment / Services	203	0.1
Business to Business Marketplace	160	0.1
Food & Drug	129	*
Advertising / Marketing	104	*
Medical Software and Information Services	74	*
Human Resources/Recruitment	55	*
Total portfolio company investments	$433,417	100.0%

______________

*	Amount represents less than 0.05% of total portfolio investments.

The following tables present the financing product type of our debt investments as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019
Debt Investments by Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$441,756	92.5%
Equipment loans	31,210	6.5
Revolver loans	4,822	1.0
Equipment leases	-	-
Total debt investments	$477,788	100.0%

	As of December 31, 2018
Debt Investments by Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$356,861	88.0%
Equipment leases	38,265	9.4
Equipment loans	6,354	1.6
Convertible notes	3,867	1.0
Total debt investments	$405,347	100.0%

Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent approximately 28.8% and 14.0% of the debt investments at fair value as of September 30, 2019 and December 31, 2018, respectively.

Investment Activity

During the three months ended September 30, 2019, we entered into commitments with one new portfolio company and three existing portfolio companies totaling $81.2 million, funded 12 debt investments for approximately $84.7 million in principal value, acquired warrant investments representing approximately $0.9 million of value and made equity investments of $1.0 million. During the nine months ended September 30, 2019, we entered into commitments with 11 new portfolio companies and 10 existing portfolio companies totaling $377.9 million, funded 42 debt investments for approximately $246.7 million in principal value, acquired warrant investments representing approximately $3.5 million of value and made equity investments of $3.2 million.

During the three months ended September 30, 2018, we entered into commitments with five new portfolio companies and one existing portfolio companies totaling $63.2 million, funded 16 debt investments for approximately $53.4 million in principal value, acquired warrant investments representing approximately $0.9 million of value and made one $0.2 million equity investment. During the nine months ended September 30, 2018, we entered into commitments with 12 new portfolio companies and six existing portfolio companies totaling $318.6 million, funded 35 debt investments for approximately $144.2 million in principal value, acquired warrant investments representing approximately $2.8 million of value and made $1.0 million of equity investments.

During the three months ended September 30, 2019, we received $1.0 million of principal prepayments and $41.2 million of scheduled amortization and repayments. During the nine months ended September 30, 2019 we received $96.1 million of debt prepayments and $67.5 million of scheduled amortization and repayments.

During the three months ended September 30, 2018, we received $91.0 million of debt prepayments and $12.0 million of scheduled amortization and repayments. During the nine months ended September 30, 2018, we received $144.3 million of debt prepayments and $28.3 million of scheduled amortization and repayments.

Total portfolio investment activity for the three and nine months ended September 30, 2019 and 2018 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Beginning portfolio at fair value	$496,021	$398,405	$433,417	$372,103
New debt investments, net (1)	83,024	52,274	241,745	140,340
Scheduled principal payments from debt investments	(9,159)	(6,963)	(30,485)	(18,308)
Early principal payments, repayments and recoveries	(32,991)	(95,990)	(133,096)	(154,338)
Accretion of debt investment fees	2,523	2,012	7,499	7,821
Payment-in-kind coupon	565	662	1,627	1,951
New warrant investments	943	909	3,467	2,770
New equity investments	1,011	250	3,173	1,000
Proceeds and dispositions of investments	(11)	(1,182)	(313)	(4,553)
Net realized (losses) gains	(1,801)	942	(1,847)	1,723
Net unrealized gains (losses) on investments	(14,124)	(4)	814	806
Ending portfolio at fair value	$526,001	$351,315	$526,001	$351,315

_____________

(1)	Debt balance is net of fees and discounts applied to the loan at origination.

As of September 30, 2019, our unfunded commitments to 24 companies totaled approximately $330.8 million. During the three and nine months ended September 30, 2019, $13.1 million and $104.1 million, respectively, in unfunded commitments expired or were terminated.

As of December 31, 2018, our unfunded commitments to 20 companies totaled approximately $294.3 million. During the year ended December 31, 2018, $61.0 million in unfunded commitments expired or were terminated.

The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans.

Unfunded Commitments (in thousands)*	As of September 30, 2019	As of December 31, 2018
Dependent on milestones	$70,333	$87,500
Expiring during:
2019	$107,975	$183,306
2020	207,833	111,000
2021	15,000	—
Total	$330,808	$294,306

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

The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrant investments received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of September 30, 2019 and December 31, 2018, the fair value for these unfunded commitments totaled approximately $4.1 million and $2.5 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.

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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three and nine months ended September 30, 2019 and 2018.

Commitments and Fundings	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Debt Commitments
New portfolio companies	$25,000	$62,500	$224,294	$242,623
Existing portfolio companies	56,238	655	153,562	75,955
Total *	$81,238	$63,155	$377,856	$318,578

Funded Debt Investments	$84,683	$53,373	$246,739	$144,154

Equity Investments	$1,000	$250	$3,162	$1,000

Non-Binding Term Sheets	$301,229	$204,250	$754,890	$562,267

______________

* Includes backlog of potential future commitments.

We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”).  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2019 and December 31, 2018, this backlog of potential future commitments totaled $15.5 million and $25.0 million, respectively.

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

As of September 30, 2019 and December 31, 2018, the weighted average investment ranking of our debt investment portfolio was 1.97 and 1.87, respectively. During the three months ended September 30, 2019, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: two portfolio companies with a principal balance of $13.6 million were upgraded from White (2) to Clear (1); one portfolio company with a principal balance of $13.2 million was downgraded from Yellow (3) to Orange (4); and one portfolio company with a principal balance of $7.5 million was downgraded from Orange (4) to Red (5).

The following tables show the credit rankings for the portfolio companies that had outstanding obligations to us as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$92,778	19.4%	6
White (2)	336,884	70.5	17
Yellow (3)	20,870	4.4	2
Orange (4)	24,598	5.1	2
Red (5)	2,658	0.6	2
Total debt investments	$477,788	100.0%	29

	As of December 31, 2018
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$112,032	27.6%	7
White (2)	245,544	60.6	17
Yellow (3)	38,982	9.6	3
Orange (4)	6,789	1.7	1
Red (5)	2,000	1	1
Total debt investments	$405,347	100.0%	29

Results of Operations

Comparison of operating results for the three and nine months ended September 30, 2019 and September 30, 2018.

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

For the three months ended September 30, 2019, our net decrease in net assets resulting from operations was approximately $8.8 million, which was comprised of approximately $7.1 million of net investment income and approximately $15.9 million of net realized and unrealized losses. For the three months ended September 30, 2018, our net increase in net assets resulting from operations was approximately $10.9 million, which was comprised of approximately $10.0 million of net investment income and approximately $0.9 million of net realized and unrealized gains. On a per share basis for the three months ended September 30, 2019, net investment income was $0.29 per share and the net decrease in net assets from operations was $0.35 per share, as compared to net investment income of $0.46 per share and a net increase in net assets from operations of $0.50 per share, respectively, for the three months ended September 30, 2018.

For the nine months ended September 30, 2019, our net increase in net assets resulting from operations was approximately $26.1 million, which was comprised of approximately $27.2 million of net investment income and approximately $1.0 million of net realized and unrealized losses. For the nine months ended September 30, 2018, our net increase in net assets resulting from operations was approximately $27.2 million, which was comprised of approximately $24.8 million of net investment income and approximately $2.5 million of net realized and unrealized gains. On a per share basis for the nine months ended September 30, 2019, net investment income was $1.09 per share and the net increase in net assets from operations was $1.05 per share, as compared to $1.30 per share and $1.43 per share, respectively, for the nine months ended September 30, 2018.

Investment Income

Total investment income for the three months ended September 30, 2019 was approximately $15.7 million as compared to approximately $17.7 million for the three months ended September 30, 2018. Total investment income for the nine months ended September 30, 2019 was approximately $52.1 million as compared to approximately $46.8 million for the nine months ended September 30, 2018.

The $2.0 million decrease in investment and other income for the three months ended September 30, 2019, compared to the comparable period of 2018, was primarily due to a decrease in prepayment and other income, partially offset by an increase in interest income due to a higher average portfolio balance between periods. The $5.3 million increase in investment and other income for the nine months ended September 30, 2019, compared to the comparable period of 2018, was primarily due to an increase in interest income due to a higher average portfolio balance between periods, partially offset by a decrease in prepayment and other income.

For the three months ended September 30, 2019, we recognized approximately $0.3 million in other income consisting of approximately $0.2 million due to the termination or expiration of unfunded commitments and approximately $28,000 from the realization of certain fees paid by portfolio companies and other income. For the three months ended September 30, 2018, we recognized approximately $0.7 million in other income consisting of approximately $0.1 million due to the termination or expiration of unfunded commitments and approximately $0.6 million from the realization of certain fees paid by portfolio companies and other income.

For the nine months ended September 30, 2019, we recognized approximately $1.6 million in other income consisting of approximately $0.5 million due to the termination or expiration of unfunded commitments and approximately $1.1 million from the realization of certain fees paid by portfolio companies and other income. For the nine months ended September 30, 2018, we recognized approximately $1.9 million in other income consisting of approximately $0.5 million due to the termination or expiration of unfunded commitments and approximately $1.4 million from the realization of certain fees paid by portfolio companies and other income.

Operating Expenses

Total operating expenses consist of base management fee, income incentive fee, capital gains incentive fee, interest expense and amortization of fees, administration agreement expenses, and general and administrative expenses and is summarized in the statement of operations. In determining the base management fee, our Adviser has agreed to exclude any U.S. Treasury Bill assets acquired at the end of the applicable quarters in 2019 and 2018 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will generally decrease over time as our portfolio and capital base expand. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. The capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expenses will generally increase as we utilize more of the Credit Facility, and we generally expect expenses under the administration agreement and general and administrative expenses to increase over time to meet the additional requirements associated with servicing a larger portfolio.

Total operating expenses for the three months ended September 30, 2019 were approximately $8.6 million as compared to approximately $7.7 million for the three months ended September 30, 2018. Total operating expenses for the nine months ended September 30, 2019 were approximately $25.0 million as compared to approximately $22.1 million for the nine months ended September 30, 2018.

Base management fees totaled approximately $2.3 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $6.1 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively. Base management fees for the three and nine months ended September 30, 2019, as compared to the comparable periods for 2018, increased due to an increase in the average asset base on which the fees are based.

Income incentive fees totaled approximately $1.7 million and $2.5 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $6.8 million and $6.2 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in income incentive fees for the three months ended September 30, 2019, as compared to the comparable period in 2018, was primarily due to lower income from prepayment activity. The increase in income incentive fees for the nine months ended September 30, 2019, as compared to the comparable period in 2018, was primarily due higher income on our investment portfolio, driven by higher portfolio balances.

There was no capital gains incentive fee expense calculated for the three and nine months ended September 30, 2019 and 2018.

Interest and fees on our borrowings totaled approximately $3.2 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $8.4 million and $7.2 million for the nine months ended September 30, 2019 and 2018, respectively. Interest and fee expense for the three and nine months ended September 30, 2019, as compared to the comparable periods in 2018, increased primarily due to a higher weighted average outstanding principal balance on borrowings.

Administration agreement and general and administrative expenses totaled approximately $1.4 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $3.7 million and $3.6 million for the nine months ended September 30, 2019 and 2018, respectively. Administration agreement and general and administrative expenses for the three and nine months ended September 30, 2019, as compared to the comparable periods for 2018, remained relatively flat.

Net Realized Gains and Losses and Net Unrealized Gains and Losses

Realized gains and losses are included as a component of net realized gains (losses) on investments in the consolidated statements of operations.

During the three months ended September 30, 2019, the Company recognized net realized losses on investments of approximately $1.8 million, primarily as a result of the write-off of investments in one portfolio company. During the three months ended September 30, 2018, the Company recognized net realized gains on investments of approximately $0.9 million, primarily as a result of realized gains from warrant investments related to the sale of one portfolio company.

During the nine months ended September 30, 2019, the Company recognized net realized losses on investments of approximately $1.8 million, primarily as a result of the write-off of investments in one portfolio company. During the nine months ended September 30, 2018, the Company recognized net realized gains on investments of approximately $1.7 million, consisting of realized gains of $2.8 million, of which $1.7 million from warrant investments related to the acquisition of two portfolio companies and $1.1 million related to the sale of equity in one portfolio company, offset by realized losses of $0.9 million, primarily as a result of warrant and equity investments related to the acquisition of one portfolio company.

Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statements of operations.

Net change in unrealized losses on investments during the three months ended September 30, 2019 was approximately $14.1 million, which primarily consisted of $15.5 million of unrealized depreciation on the investment portfolio related to fair value adjustments, partially offset by $1.4 million of reversal and recognition into realized gains of previously recorded unrealized appreciation. Net change in unrealized losses on investments during the three months ended September 30, 2018 was approximately $5,000, which primarily consisted of $1.5 million of unrealized depreciation on the investment portfolio related to fair value adjustments, offset by $1.5 million of reversal and recognition into realized gains of previously recorded unrealized appreciation.

Net change in unrealized gains on investments during the nine months ended September 30, 2019 was approximately $0.8 million, which primarily consisted of $3.5 million of unrealized appreciation on the investment portfolio related to fair value adjustments, partially offset by $2.4 million of reversal and recognition into realized losses of previously recorded unrealized depreciation and $0.3 million of unrealized depreciation as a result of changes in funds held in foreign currency for investment. Net change in unrealized gains on investments during the nine months ended September 30, 2018 was approximately $0.8 million, which primarily consisted of $2.3 million of unrealized appreciation on the investment portfolio related to fair value adjustments, partially offset by $1.5 million recognition into realized losses of previously recorded unrealized depreciation.

Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

Portfolio Yield and Total Return

Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three and nine months ended September 30, 2019, interest income totaled approximately $15.4 million and $50.5 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 13.0% and 14.9%, respectively. For the three and nine months ended September 30, 2018, interest income totaled approximately $17.0 million and $45.0 million, respectively, representing a weighted average annualized portfolio yield on debt investments for the period held of approximately 19.3% and 16.8%, respectively.

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

The yield on our portfolio, excluding the impact of prepayments, was approximately 12.8% and 13.2% for the three and nine months ended September 30, 2019, respectively. The yield on our portfolio, excluding the impact of prepayments, was approximately 14.0% and 13.8%, respectively, for the three and nine months ended September 30, 2018.

The following table provides the weighted average annualized portfolio yield on our portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrants received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments.

Returns on Net Asset Value and Total Assets	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Portfolio Yield (1)	2019	2018	2019	2018
Weighted average annualized portfolio yield on debt investments (2)	13.0%	19.3%	14.9%	16.8%
Coupon income	10.3%	10.7%	10.3%	10.7%
Accretion of discount	0.8%	1.1%	0.9%	1.0%
Accretion of end-of-term payments	1.8%	2.2%	2.0%	2.1%
Impact of prepayments during the period	0.2%	5.3%	1.8%	3.0%

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

For the three and nine months ended September 30, 2019, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was (2.8)% and 7.7%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 18.4% and 63.2%, respectively.

For the three and nine months ended September 30, 2018, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 4.0% and 12.1%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 12.5% and 17.1%, respectively.

The table below summarizes our return on average total assets and return on average NAV for the three and nine months ended September 30, 2019 and 2018.

Returns on Net Asset Value and Total Assets	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net investment income	$7,113	$10,010	$27,151	$24,757
Net increase (decrease) in net assets	(8,812)	10,909	26,118	27,247

Average net asset value (1)	360,402	292,681	345,129	255,456
Average total assets (1)	560,099	410,505	518,513	401,979

Net investment income to average net asset value (2)	7.8%	13.6%	10.5%	13.0%
Net increase (decrease) in net assets to average net asset value (2)	(9.7)%	14.8%	10.1%	14.3%

Net investment income to average total assets (2)	5.0%	9.7%	7.0%	8.2%
Net increase (decrease) in net assets to average total assets (2)	(6.2)%	10.5%	6.7%	9.1%

______________

(1)	The average NAVs and the average total assets are computed based on daily balances. Total assets are gross assets before deducting total liabilities.
(2)	Percentage is presented on an annualized basis.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes are considered to be our critical accounting policies and estimates. These have been disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Polices” in our Annual Report on Form 10-K filed with the SEC on March 6, 2019 and under “Significant Accounting Policies” in the notes to consolidated financial statements included therein. Changes to the policies are disclosed in the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

During the nine months ended September 30, 2019, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $70.4 million and net cash provided by financing activities was approximately $121.1 million due to net borrowings under the Credit Facility of $147.8 million offset by approximately $25.2 million in distributions paid, as well as $1.5 million of costs incurred in connection with the amendment and renewal of the Credit Facility in May 2019 and August 2019, which are deferred and expensed over the term of the Credit Facility. As of September 30, 2019, cash on-hand, including restricted cash, totaled approximately $60.6 million.

During the nine months ended September 30, 2018, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $1.5 million and net cash provided by financing activities was approximately $5.6 million due to net proceeds from the issuance of common stock of $94.6 million, offset by repayments under the Credit Facility of $67.0 million, approximately $20.8 million in distributions paid and approximately $1.3 million of costs related to the Credit Facility, which are deferred and expensed over the term of the Credit Facility. As of September 30, 2018, cash on-hand, including restricted cash, totaled approximately $14.1 million.

Capital Resources

We have $300 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million. The revolving period under the Credit Facility expires on May 31, 2021 and the maturity date of the Credit Facility is November 31, 2022. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.

As of September 30, 2019 and December 31, 2018, we had outstanding borrowings of $170.8 million and $23.0 million, respectively, under our Credit Facility, which is included in the consolidated statements of assets and liabilities. We had $129.2 million of remaining capacity on our Credit Facility as of September 30, 2019.

On July 14, 2017, we completed a public offering of $65.0 million in aggregate principal amount of our newly issued 2022 Notes and received net proceeds of approximately $62.8 million after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, we issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of approximately $9.5 million after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning October 15, 2017. As of September 30, 2019 and December 31, 2018, we have recorded in the consolidated statements of assets and liabilities our liability for the 2022 Notes, net of deferred issuance costs, of $73.3 million and $72.9 million, respectively. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2022 Notes.

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

Contractual Obligations

The tables below provide a summary of when payments are due under our Credit Facility and the 2022 Notes as of September 30, 2019.

Payments Due By Period	As of September 30, 2019
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$170,776	$—	$170,776	$—	$—
2022 Notes	74,750	—	—	74,750	—
Total	$245,526	$—	$170,776	$74,750	$—

Off-Balance Sheet Arrangements

Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2019 and December 31, 2018, our off-balance sheet arrangements consisted of approximately, $330.8 million and $294.3 million, respectively, of unfunded commitments, of which $70.3 million and $87.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements with our portfolio companies contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences materially adverse events that affect the financial condition or business outlook for the portfolio company.

The table below provides our unfunded commitments by portfolio company as of September 30, 2019 and December 31, 2018.

Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	As of September 30, 2019	As of December 31, 2018
BlueVine Capital, Inc.	$30,000	$20,000
Capsule Corporation	10,000	10,000
Casper Sleep, Inc.	15,000	—
Clutter, Inc.	15,375	2,306
Curology, Inc.	15,000	—
FabFitFun, Inc.	10,000	10,000
Factual, Inc.	10,000	10,000
Fiverr International, Ltd.	—	30,000
Forgerock, Inc.	10,000	—
GoEuro Corp.	20,000	30,000
Grove Collaborative, Inc.	24,500	10,000
Hired, Inc.	—	10,000
Homelight, Inc.	8,000	10,000
Imperfect Foods, Inc.	10,000	—
Moda Operandi, Inc.	25,000	—
Nurx Inc.	25,000	—
OneSource Virtual	10,000	10,000
Outdoor Voices, Inc.	5,000	—
Passport Labs, Inc.	—	6,000
Prodigy Finance Limited	1,600	2,000
Qubole, Inc.	15,000	15,000
Quip NYC, Inc.	—	25,000
Sonder USA, Inc.	3,333	5,000
Stance, Inc.	13,000	13,000
Tangible Play, Inc.	—	6,000
Toast, Inc.	35,000	60,000
Transfix, Inc.	20,000	—
WorldRemit Limited	—	10,000
Total	$330,808	$294,306

_______________

*	Does not include backlog of potential future commitments.

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

The following table summarizes our cash distributions per share that have been authorized by our Board since our initial public offering to September 30, 2019. From March 5, 2014 (commencement of operations) to December 31, 2015, these distributions represent ordinary income as our earnings exceed distributions. Approximately $1.20 per share of the distributions during the year ended December 31, 2016 represented a return of capital.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
Total cash distributions				$8.16

_______________

(1)

The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

(2)	Represents a special distribution.

For the three and nine months ended September 30, 2019 and for the year ended December 31, 2018, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 100.0% of total distributions paid, respectively.

Recent Developments

Dividends

On October 30 2019, our Board declared a $0.36 per share regular quarterly dividend, payable on December 16, 2019 to stockholders of record on November 29, 2019.

Recent Portfolio Activity

From October 1, 2019 through November 6, 2019, we funded $94.3 million of additional debt commitments and closed $61.3 million in new investments. TPC’s direct originations platform entered into $43.3 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

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

As of September 30, 2019, a majority of the debt investments (approximately 69.4% and approximately $345.4 million in principal balance) in our portfolio bore interest at floating rates, all of which have interest rate floors and some of them have interest rate caps for a limited period. Almost all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, our 2022 Notes bears interest at a fixed rate. As of September 30, 2019, our floating rate borrowings totaled $170.8 million, which comprised only 70.0% of our outstanding debt, so an increase in interest rates would generally benefit us as we would expect to generate additional interest income in excess of the additional interest expense;  however, a decrease in interest rates would generally decrease our net investment income because our interest income would decrease, while the interest expenses associated with the portion of our borrowings represented by the 2022 Notes would generally remain the same. This is illustrated in the following table which shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2019 consolidated statement of assets and liabilities.

Change in Interest Rates (in thousands)	Increase (Decrease) in Interest Income	(Increase) Decrease in Interest Expense	Net Increase (Decrease) in Net Investment Income
Up 300 basis points	$9,689,412	$(5,194,431)	$4,494,980
Up 200 basis points	$6,283,303	$(3,462,954)	$2,820,348
Up 100 basis points	$2,877,194	$(1,731,477)	$1,145,716
Up 50 basis points	$1,174,139	$(865,739)	$308,401
Down 50 basis points	$(571,539)	$865,739	$294,199
Down 100 basis points	$(867,615)	$1,731,477	$863,862
Down 200 basis points	$(872,685)	$3,462,954	$2,590,270
Down 300 basis points	$(872,685)	$3,510,570	$2,637,885

This analysis is indicative of the potential impact on our investment income as of September 30, 2019, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2019, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended September 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the three months ended September 30, 2019, we issued 35,407 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended September 30, 2019 was approximately $0.6 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Document

3.1	Articles of Amendment and Restatement (1)
3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate (3)

10.1	Tenth Amendment to Receivables Financing Agreement, dated August 27, 2019 (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (*)

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)

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

(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01044) filed on August 28, 2019.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

Date: November 6, 2019	By:	/s/ James P. Labe
James P. Labe, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu, Chief Financial Officer (Principal Financial and Accounting Officer)