Form 10-K
period 2019-12-31
TriplePoint Venture Growth BDC Corp.
filed 2020-03-04
CIK 1580345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________________________
Form 10-K
________________________________________________________________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 814-01044
________________________________________________________________________________________________________________________________________________
TriplePoint Venture Growth BDC Corp.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________________________________________________________

MARYLAND	46-3082016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
TriplePoint Venture Growth BDC Corp.
2755 Sand Hill Road, Suite 150, Menlo Park, California 94025
(Address of principal executive office)
(650) 854-2090
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	TPVG	The New York Stock Exchange
5.75% Notes due 2022	TPVY	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________________________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
The aggregate market value of common stock held by non-affiliates of the Registrant on June 28, 2019 based on the closing price on that date of $14.23 on the New York Stock Exchange was $348.8 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 30,672,762 shares of the Registrant’s common stock outstanding as of March 4, 2020.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2020 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

TRIPLEPOINT VENTURE GROWTH BDC CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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
Overview
We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company, or “BDC,” under the Investment Company Act of 1940, as amended, or the “1940 Act.” We have also elected to be treated, and intend to qualify annually, as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code of 1986, as amended, or the “Code,” for U.S. federal income tax purposes.
We were formed as a Maryland corporation in 2013 to expand the venture growth stage business segment of TPC’s investment platform. Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by lending primarily with warrants to venture growth stage companies focused in technology, life sciences and other high growth industries backed by TPC’s select group of leading venture capital investors.
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

We commenced investment activities in March 2014, at which time we acquired our initial portfolio in order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives. On March 11, 2014, we completed our initial public offering and concurrent private placement, receiving net proceeds of $141.6 million, net of the portion of the underwriting sales load and offering costs we paid. In 2015, we completed a follow-on public offering of our common stock raising $95.9 million after offering costs. In October 2017, we sold in a private placement transaction 1,594,007 shares of our common stock to certain investment funds managed by the Alternative Investments & Manager Selection Group of Goldman Sachs Asset Management, L.P. and 73,855 shares of our common stock to certain of our executive officers, for total gross proceeds of $22.6 million. In August 2018, we completed a public offering and a concurrent private placement offering of an aggregate 6,925,000 shares of our common stock, raising $94.6 million after offering costs. In January 2020, we completed a follow-on public offering of our common stock raising $78.5 million in aggregate net proceeds.
In February 2014, we, along with the Financing Subsidiary, entered into a credit agreement with Deutsche Bank AG, acting as administrative agent and a lender, and the other lenders parties thereto, which provided us with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). In August 2014, we amended the Credit Facility to increase the total commitments available thereunder to $200 million in aggregate. In January 2018, we amended and renewed the Credit Facility, which, among other things, increased the total commitment by $10 million to $210 million and updated the lenders party to the Credit Facility. In May 2019, we amended and renewed the Credit Facility, which, among other things, (i) increased the total commitment by $55 million to $265 million, (ii) added an accordion feature under the Credit Facility, which allows us to increase the size of the Credit Facility to an amount not to exceed $400 million; and (iii) extended the revolving period of the Credit Facility to May 31, 2021 and the maturity date of the Credit Facility to November 30, 2022. In August 2019, we amended the Credit Facility to (i) increase its total commitments from $265 million to $300 million and (ii) add two new lenders. The $35 million increase in total commitments to the Credit Facility was made under the accordion feature in the Credit Facility. Borrowings under the Credit Facility are subject to various covenants and the leverage restrictions contained in the 1940 Act. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
On July 14, 2017, we completed a public offering of $65.0 million in aggregate principal amount of 5.75% Notes due 2022 (the “2022 Notes”) and received net proceeds of $62.8 million, after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, we issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of $9.5 million, after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15. The 2022 Notes are currently listed on the NYSE under the symbol “TPVY”. The 2022 Notes were issued in integral principal amount multiples of $25.
TriplePoint Capital, the Adviser, and the Administrator
TriplePoint Capital
TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. TPC is located on Sand Hill Road in Silicon Valley and has a primary focus in technology, life sciences and other high growth industries. TPC’s portfolio of venture capital-backed companies included and/or includes widely recognized and industry-leading companies, including, among others, Facebook, YouTube, AppNexus, Beyond Meat, Chegg, Etsy, Oncomed, Proteolix, Ring Central, Ruckus Wireless, Segway, Shazam, Splunk, Square, Varonis, and Workday.
TPC’s global investment platform serves venture capital-backed companies backed by its select group of leading venture capital investors across all stages of development of a venture capital-backed company’s lifecycle with dedicated business segments focused on providing creative, flexible and customized debt financings and complementary services at each stage. TPC categorizes venture capital-backed companies into the following five lifecycle stages of development: seed, early, later, venture growth and public. TPC has other business segments, in addition to the Company, that target investments in these lifecycle stages. See “Risk Factors-Risks Relating to our Conflicts of Interest-Our ability to enter into transactions with our affiliates and to make investments in venture growth stage companies along with our affiliates is restricted by the 1940 Act which may limit the scope of investment opportunities available to us.”
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
Our Adviser
Our investment activities are managed by our Adviser, which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a wholly owned subsidiary of TPC. Our Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and performing due diligence on our investments and monitoring our investment portfolio on an ongoing basis. Our Adviser was organized in August 2013 and, pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), we pay our Adviser a base management fee and an incentive fee for its services. For information regarding our Adviser and the fees payable under the Investment Advisory Agreement, see “-Management Agreements-Investment Advisory Agreement.”
Our Administrator
Our administrative functions are provided by our Administrator. Our Administrator is responsible for furnishing us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. In February 2014, we entered into an administration agreement with our Administrator (the “Administration Agreement”), under which we pay our Administrator an amount equal to our allocable portion (subject to the review of our board of directors (the “Board”) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. For information regarding our Administrator and expenses payable under the Administration Agreement, see “-Management Agreements-Administration Agreement.”
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

•
Technology—areas of focus include: big data, cloud computing, communications, consumer, data storage, electronics, energy efficiency, hardware, information services, internet and media, networking, semiconductors, software, software-as-a-service, wireless communications and other technology related subsectors;

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

•
Short total repayments typically ranging from 36 to 60 months or less and provide for interest-only or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 24 to 48 months after the loan’s funding date or a large lump sum payment on its maturity;

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

•	Short total repayments typically ranging from 36 to 48 months or less and provide for short interest-only periods followed by full amortization;

•	Structured as full payout loans or leases with either buyout provisions based on the fair market value of the financed equipment or a fixed end-of term payment;

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

•
Short total repayments typically ranging from 12 to 36 months or less and typically provide for interest-only periods and/or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 12 to 24 months after the loan’s funding date or on its maturity date;

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
Brokerage Allocation and Other Practices
Since we acquire and dispose of many of our investments in privately negotiated transactions, many of the transactions that we engage in do not require the use of brokers or the payment of brokerage commissions. Subject to policies established by our Board, our Adviser is primarily responsible for selecting brokers and dealers to execute transactions with respect to the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. Our Adviser does not execute transactions through any particular broker or dealer but seeks to obtain the best net results for us under the circumstances, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. Our Adviser generally seeks reasonably competitive trade execution costs but does not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, our Adviser may select a broker based upon brokerage or research services provided to our

Adviser and us and any other clients. In return for such services, we may pay a higher commission than other brokers would charge if our Adviser determines in good faith that such commission is reasonable in relation to the services provided. We also pay brokerage commissions incurred in connection with open-market purchases pursuant to our dividend reinvestment plan. The aggregate amount of brokerage commissions paid by us during the three most recent fiscal years is $22,000.
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
We primarily target investment opportunities in venture growth stage companies backed by venture capital investors. However, having backing from a venture capital investor does not guarantee financing from us. Prospective borrowers must further qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally have many of the characteristics discussed above under “-Investment Strategy-Target Venture Growth Stage Companies.”
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
Our Adviser’s Investment Committee is comprised of Messrs. Labe and Srivastava. Some or all of the members of our Adviser’s senior investment team are asked to attend the Investment Committee meeting and to participate in voting on an advisory basis, which the Investment Committee members use as a factor in the formal Investment Committee vote. The Investment Committee meets weekly and more frequently on an as-needed basis. The applicable Originations and Investment and Credit Analysis professional presents the transaction, results of the professional’s diligence review and credit analysis and the professional’s recommendations to the Investment Committee. During the presentation, Investment Committee members typically ask questions, ask for clarifications, state opinions and assessments and make other comments. When there are no further questions and the discussions have concluded, the Investment Committee holds a vote and approves the proposed transaction if it receives unanimous consent from all of the Investment Committee members. In certain situations, the Investment Committee may ask the Originations and Investment and Credit Analysis professional to perform additional analysis and resubmit the transaction at a later Investment Committee meeting. No single criterion determines a decision to invest. The Investment Committee members weigh all the factors, both qualitative and quantitative, when making an investment decision. Our Adviser has the discretion to modify the members of the Investment Committee and its approval process at any time without our consent.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of December 31, 2019.

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

Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.

	December 31, 2019
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$121,866	20.2%	8
White (2)	425,016	70.3%	23
Yellow (3)	31,103	5.1%	3
Orange (4)	22,956	3.8%	1
Red (5)	3,577	0.6%	3
	$604,518	100.0%	38
As of December 31, 2019, the weighted average investment ranking of our debt investment portfolio was 1.94.
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
Employees
We do not have any employees as our day-to-day investment operations are managed by our Adviser. We reimburse our Administrator for our allocable portion of expenses incurred pursuant to the Administration Agreement.
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
Pursuant to the Investment Advisory Agreement, we have agreed to pay our Adviser a fee for its investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by our stockholders.

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
Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of our election to be regulated as a BDC (March 5, 2014) exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized gains and losses since March 5, 2014.
Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss, subject to the total return requirement described in the preceding paragraph. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our assets used to calculate the 1.75% base management fee. These calculations are appropriately adjusted for any share issuances or repurchases during the relevant quarter.
The following is a graphical representation of the calculation of the income-related portion of the incentive fee.
Quarterly Incentive Fee Based on Net Investment Income
Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)
Percentage of pre-incentive fee net investment income allocated to first component of incentive fee
Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year (or upon termination of the Investment Advisory Agreement) 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized losses through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized gains. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized gains in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee is payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

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

•
fees and expenses payable to third parties, including agents, consultants or other advisors, in connection with monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

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

•	fees and expenses associated with origination efforts;

•	transfer and dividend paying agents and custodial fees and expenses;

•	federal and state registration fees;

•	all costs of registration of our securities with appropriate regulatory agencies;

•	all cost of listing our securities on any securities exchange;

•	U.S. federal, state and local taxes;

•	brokerage commissions;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the Securities and Exchange Commission (“SEC”) or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs associated with individual or groups of stockholders;

•	our allocable portion of any fidelity bond, directors' and officers’ errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•
and all other expenses incurred by us or our Administrator or our Adviser in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer and Chief Financial Officer and their respective administrative support staffs.

Duration and Termination
Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if (i) (A) approved annually by our Board or (B) by the affirmative vote of the holders of a majority of our outstanding voting securities and (ii) approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by our Adviser and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory

Agreement without penalty upon 60 days’ written notice. See “Risk Factors-Risks Relating to our Business and Structure-We are dependent upon our executive officers and our Adviser’s senior investment team and members of its Investment Committee, in particular, Messrs. Labe and Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement (as defined below). If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.”
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
Board Approval of the Investment Advisory Agreement
The Investment Advisory Agreement between us and our Adviser was initially approved by our Board at an in-person meeting in November 2013 and entered into in February 2014. Our Board most recently determined to re-approve the Investment Advisory Agreement at an in-person meeting held on October 30, 2019. In reaching a decision to re-approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of services provided by the Adviser to us;

•	the investment performance of the Company and the Adviser;

•	comparative data with respect to the investment performance of other BDCs with similar investment objectives, strategies, risks, restrictions and types of securities purchased;

•	the fee structure under the Investment Advisory Agreement and the Adviser’s anticipated costs of providing services to us;

•	comparative data with respect to advisory and incentive fees or similar expenses paid by other BDCs with similar investment objectives and asset levels;

•	our operating expenses compared to those of other BDCs with similar investment objectives, strategies, risks, restrictions and types of securities purchased;

•	any existing and potential sources of indirect income to the Adviser from its relationships with us and the profitability of those relationships;

•	information about the services performed and the personnel performing such services under the Investment Advisory Agreement;

•	economies of scale realized by the Adviser (or that possibly might be realized by the Adviser in the future) in connection with the Adviser’s provision of services to us; and

•	the organizational capability and financial condition of the Adviser.
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
Administration Agreement
The Administration Agreement provides that our Administrator is responsible for furnishing us with office facilities and equipment and providing us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, our Administrator performs, or oversees, or arranges for, the performance of, our required administrative services, which includes being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC or any other regulatory authority. In addition, our Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, our Administrator also provides significant managerial assistance on our behalf to those companies that have accepted our offer to provide such assistance.
In full consideration of the provision of the services of our Administrator, we reimburse our Administrator for the costs and expenses incurred by our Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. Payments under the Administration Agreement are equal to an amount equal to our allocable portion (subject to the review of our Board) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, our Administrator is paid an additional amount based on the services provided, which shall not exceed the amount we receive from such companies for providing this assistance. The Administration Agreement between us and the Administrator was initially approved by our Board at an in-person meeting in November 2013 and was entered into in February 2014. Our Board most recently determined to re-approve the Administration Agreement at an in-person meeting held on October 30, 2019. In connection with such approval the Board, including a majority of independent directors, reviewed the payments made by us to the Administrator to determine that the provisions of the Administrative Agreement are carried out satisfactorily and to determine, among other things, whether the payments made by us under the Administration Agreement are reasonable in light of the services provided. The Board also reviewed the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and the affiliates of TPC. The Board then assessed the reasonableness of such reimbursements for expenses allocated to us based on the nature and quality of the administrative services provided to us by the Administrator, our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, any existing and potential sources of indirect income to the Administrator from its relationship with us, information about the administrative services to be performed and the personnel performing such administrative services, the organizational capability of the Administrator, and the possibility of obtaining similar services from other third-party service providers.
The Administration Agreement will continue in effect from year to year if approved annually by the Board. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Stockholder approval is not required to amend the Administration Agreement.
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

•
Level 2—Valuations are based on quoted prices (in non-active markets or in active markets for similar assets or liabilities), observable inputs other than quoted prices and inputs that are not directly observable but are corroborated by observable market data.

•
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

Determinations in Connection with our Offerings
In connection with each offering of shares of our common stock, our Board or an authorized committee thereof is required by the 1940 Act to make the determination that we are not selling shares of our common stock at a price below our then-current net asset value at the time at which the sale is made. Our Board or an authorized committee thereof considers the following factors, among others, in making such determination:

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

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price below the then-current net asset value of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we provided to the SEC) to suspend the offering of shares of our common stock if the net asset value fluctuates by certain amounts in certain circumstances, our Board or an authorized committee thereof will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine net asset value within two days prior to any such sale to ensure that such sale will not be below our then-current net asset value, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine net asset value to ensure that such undertaking has not been triggered.
These processes and procedures are part of our compliance policies and procedures. Records are made contemporaneously with all determinations described in this section and these records are maintained with other records we are required to maintain under the 1940 Act.
Material U.S. Federal Income Tax Considerations
Taxation of the Company
We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally do not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute (or are deemed to timely distribute) to our stockholders as dividends.
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
Debt Instruments
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
Warrant Investments
Gain or loss realized by us from the sale or exchange of warrant investments acquired by us as well as any loss attributable to the lapse of such warrant investments generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long we held a particular warrant.
Foreign Investments
In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the requirement to pass through to our stockholders their share of the foreign taxes paid by us.
Passive Foreign Investment Companies
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
Foreign Currency Transactions
Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time we accrue income or other receivables or accrue expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pay such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations if the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary income or loss. These currency fluctuations related gains and losses may increase or decrease the amount of our investment company taxable income to be distributed to our stockholders as ordinary income.
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
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and you may experience dilution.
At our 2018 Annual Stockholders Meeting, our stockholders authorized our ability to issue options, warrants or rights to subscribe to, convert to, or purchase shares of our common stock, which may include convertible preferred stock and convertible debentures, under appropriate circumstances in connection with our capital raising and financing activities, subject to applicable restrictions under the 1940 Act (including, without limitation, that at the date of issuance of the options, warrants or rights, (i) the number of shares that would result from the exercise or conversion of all of the Company’s options, warrants or rights to subscribe to, convert to, or purchase our common stock does not exceed 25% of our then-outstanding shares, and (2) the exercise or conversion price thereof is not less than the market value per share of our common stock). Such authorization has no expiration.
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
We look through our subsidiaries to the underlying holdings (considered together with portfolio assets held outside of our subsidiaries) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act. On a consolidated basis, we expect that at least 70% of our assets will be eligible assets.
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
Senior Securities
The Small Business Credit Availability Act (“SBCAA”), which was signed into law in March 2018, among other things, amended Section 61(a) of the 1940 Act to add a provision that reduces the asset coverage requirement applicable BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On April 24, 2018, the Board unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a) of 1940 Act. In addition, at a special meeting of stockholders held on June 21, 2018, our stockholders approved the application of the 150% minimum asset coverage requirements under the 1940 Act, and we became subject to the 150% minimum asset coverage ratio effective June 22, 2018. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2019, the Company's asset coverage for borrowed amounts was 199%.
In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios after deducting the amount of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. We consolidate our financial results with all of our wholly owned subsidiaries for financial reporting purposes and measure our compliance with the leverage test applicable to BDCs under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors-Risks Relating to our Business and Structure-Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage. The net asset value per share of our common stock may be diluted if we issue or sell securities to subscribe for or convertible into shares of our common stock.”
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
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities and certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by TPC, our Adviser or their affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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

(3)
pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

(4)
pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other public filings are also available free of charge on the EDGAR Database on the SEC’s Web site at http://www.sec.gov.

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
Risks Relating to our Business and Structure
Global capital markets could enter a period of severe disruption and instability or an economic recession. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could impair our portfolio companies and harm our operating results.
The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. Increases to budget deficits or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations, and risks resulting from any current or future debt crisis in Europe, the United States or elsewhere could have a detrimental impact on the global economy and the financial condition of financial institutions generally.
The Chinese capital markets have experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions, the potential trade war with China and the impact of public health epidemics like the coronavirus currently affecting China and the wider global community may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.
In addition, the United Kingdom’s withdrawal agreement to leave the European Union (the so called “Brexit”) could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. The implications of the United Kingdom’s withdrawal from the European Union, including the possibility of a “No-deal Brexit,” are unclear at present. The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China could cause interest rates to be volatile, which may negatively impact our ability to access the debt and equity capital markets on favorable terms and could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions, including future recessions, also could increase our funding costs or result in a decision by lenders not to extend credit to us.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the Credit Facility and the 2022 Notes, and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, the illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.
Deterioration in the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations. Such economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.
The broader fundamentals of the United States economy remain mixed. In the event that the United States economy contracts, it is likely that the financial results of venture growth stage companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.
Although we have been able to secure access to additional liquidity, including through the Credit Facility, public debt issuances and equity offerings, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, if the price of our common stock falls below our net asset value per share, we will be limited in our ability to sell new shares if we do not have stockholder authorization to sell shares at a price below net asset value per share. We did not seek stockholder authorization to sell shares of our common stock below the then-current net asset value per share of our common stock at our 2019 annual meeting of stockholders and do not intend to seek such authorization at our 2020 annual meeting of stockholders.
A failure on our part to maintain our status as a BDC may significantly reduce our operating flexibility.
If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.
We are dependent upon our executive officers and our Adviser’s senior investment team and members of its Investment Committee, in particular, Messrs. Labe and Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.
Our Adviser has entered into the Staffing Agreement with TPC. Pursuant to the Staffing Agreement, TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Messrs. Labe and Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Under the Staffing Agreement, TPC is required to make the Adviser aware of any financings that TPC evaluates, originates, or in which TPC participates, and the Adviser is responsible for allocating the investment opportunities among its affiliates fairly and equitably over time in accordance with its allocation policy. We depend on the diligence, skill and network of business contacts of our Adviser’s senior investment team and our executive officers to achieve our investment objective. We cannot assure you that TPC will fulfill its obligations under the Staffing Agreement or its allocation policy. Further, the Staffing Agreement may be terminated with 60 days’ prior written notice, and we cannot assure you that the Staffing Agreement will not be terminated by TPC or that our Adviser will continue to have access to the professionals and Investment Committee of TPC or its information and deal flow. The loss of any such access would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.
Our business model depends, in part, upon TPC’s relationships with a select group of leading venture capital investors. Any inability of TPC to maintain or develop these relationships, or the failure of these relationships to result in referrals of investment opportunities for us, could have a material adverse effect on our business.
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
Our growth requires that TPC and our Adviser retain and attract new investment and administrative personnel in a competitive market. Their ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, their and our reputations and their ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with whom TPC and out Adviser compete for experienced personnel, including investment funds, have greater resources than they have.
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
In order to maintain our ability to be subject to tax as a RIC, we will be required to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders. As a result, these earnings will not be available to fund new investments. Under the 1940 Act, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings.
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
A reduction in the availability of new capital or an inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have a material adverse effect on our financial condition, results of operations and cash flows.
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
To the extent OID instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of our income, investors will be exposed to typical risks associated with such income that are required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) an election to defer PIK interest payments by adding them to loan principal increases our gross assets, thus increasing our Adviser’s future base management fees, and increases future investment income, thus increasing the Adviser’s future income incentive fees at a compounding rate; (d) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash; (e) because OID income is accrued without any cash being received by us, required cash distributions may have to be paid from offering proceeds or the sale of our assets without investors being given any notice of this fact; (f) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (g) even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan; (h) OID creates risk of non-refundable cash payments to our Adviser on-cash accruals that may never be realized; and (i) because OID will be included in our “investment company taxable income” for the year of the accrual, we may be required to make distributions to stockholders to satisfy the Annual Distribution Requirement applicable to RICs, even where we have not received any corresponding cash amount.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and you may experience dilution.
In addition, at our 2018 Annual Stockholders Meeting, our stockholders authorized our ability to issue options, warrants or rights to subscribe to, convert to, or purchase shares of our common stock, which may include convertible preferred stock and convertible debentures, under appropriate circumstances in connection with our capital raising and financing activities, subject to applicable restrictions under the 1940 Act (including, without limitation, that at the date of issuance of the options, warrants or rights, (i) the number of shares that would result from the exercise or conversion of all of the Company’s options, warrants or rights to subscribe to, convert to, or purchase our common stock does not exceed 25% of our then-outstanding shares, and (2) the exercise or conversion price thereof is not less than the market value per share of our common stock). Such authorization has no expiration. We may also use newly issued shares to implement our dividend reinvestment plan, whether our shares are trading at a premium or at a discount to our then-current net asset value per share. Any decision to issue or sell securities to subscribe for or convertible into shares of our common stock would be subject to the determination by our board of directors that such issuance or sale is in our and our stockholders’ best interests. If we issue warrants or securities to subscribe for or convertible into shares of our common stock, subject to certain limitations, the exercise or conversion price per share at the time of exercise or conversion could be less than the net asset value per share of our common stock at the time of exercise or conversion, and because we would incur expenses in connection with any such issuance of options, warrants or convertible debt, such exercise or conversion could result in a dilution of net asset value per share of our common stock at the time of such exercise. Any exercise of options, warrants or securities to subscribe for or convertible into shares of our common stock at an exercise or conversion price that is below net asset value at the time of such exercise or conversion, would result in an immediate dilution to our then-existing common stockholders. This dilution would include reduction in net asset value as a result of the proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interests in us than the increase in our assets resulting from such issuance.
Previously enacted legislation allows us to incur additional leverage.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the SBCAA, signed into law in March 2018, modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by lowering the required asset coverage ratio of 200% to an asset coverage ratio of 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets), if certain requirements are met. On April 24, 2018, the Board unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a) of 1940 Act. In addition, at a special meeting of stockholders held on June 21, 2018, our stockholders approved the application of the 150% minimum asset coverage requirements under the 1940 Act, and we became subject to the 150% minimum asset coverage ratio effective June 22, 2018. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2019, the Company’s asset coverage for borrowed amounts was 199%.
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
We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. As of December 31, 2019, we had $262.3 million of principal outstanding under the Credit Facility and $74.8 million of principal outstanding on our 2022 Notes, before reducing the unamortized debt issuance costs. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and 2022 Notes and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.
As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings (other than potential leverage in future Small Business Investment Company, or “SBIC,” subsidiaries, should we receive an SBIC license(s), subject to exemptive relief) and any preferred stock that we may issue in the future, of at least 150%. Following the approval of our stockholders of the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, effective as of June 22, 2018, subject to our compliance with certain disclosure requirements, the reduced asset coverage requirement permits us to double the maximum amount of leverage that we were previously permitted to incur under the 1940 Act, which provides us with increased investment flexibility but also increases our risks related to leverage. If our asset coverage ratio declines below 150%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ depends on our Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2019, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2019(1)	(26.4)%	(16.1)%	(5.9)%	4.4%	14.7%
_______________

(1)
The calculation assumes the Company had (i) $684.1 million in total assets, (ii) $337.1 million in total debt outstanding, (iii) $332.5 million in net assets, (v) and a weighted average cost of borrowings of 5.8%.

Based on our outstanding indebtedness of $337.1 million as of December 31, 2019, our investment portfolio would have been required to experience an annual return of at least 2.8% to cover annual interest payments on the outstanding debt.
As required by Section 18(a) and 61(a) of the 1940 Act, in connection with the issuance of certain senior securities, a provision must be made by us to prohibit the declaration of any dividend or distribution on the Company’s stock, other than a dividend payable in our common stock, or the repurchase of any stock unless at the time of the dividend or distribution declaration or repurchase there is asset coverage (computed in accordance with Section 18(h) of the 1940 Act) of at least 150% on our senior securities after deducting the amount of the dividend, distribution or repurchase.
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
In the event we default under the Credit Facility or the 2022 Notes or any future indebtedness or are unable to amend, repay or refinance any such future indebtedness on commercially reasonable terms, or at all, our business could be materially and adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility and the 2022 Notes or any future indebtedness, any of which would have a material adverse effect on our financial condition, results of operations and cash flows. In addition, following any such default, the administrative agent under the Credit Facility could assume control of the disposition of any or all of our assets or restrict our utilization of any indebtedness, including the selection of such assets to be disposed and the timing of such disposition, including decisions with respect to our warrant investments, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. Events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) breach of a key man clause relating to our Chief Executive Officer, James P. Labe, and our President and Chief Investment Officer, Sajal K. Srivastava; and (vi) our failure to maintain our qualification as a BDC.

Because we use debt to finance certain of our investments, if market interest rates were to increase, our cost of capital could increase, which could reduce our net income. In addition, if the Credit Facility were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
Because we borrow money to finance certain of our investments, including under the Credit Facility, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net income. In addition, if the Credit Facility were to become unavailable to us and attractive alternative financing sources were not available, it could have a material adverse effect on our business, financial condition and results of operations.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of London Interbank Offered Rate (“LIBOR”) by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. If LIBOR ceases to exist, we may need to renegotiate agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of the Credit Facility. If we are unable to do so, amounts drawn under the Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for, or value of, any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued proposed regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the proposed regulations, to avoid such alteration or modification of the terms of a debt instrument being treated as a taxable exchange, the fair market value of the modified instrument or contract must be substantially equivalent to its fair market value before the qualifying change was made. The IRS may withdraw, amend or finalize, in whole or part, these proposed regulations and/or provide additional guidance, with potential retroactive effect.
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
The Credit Facility and the 2022 Notes are, and any future indebtedness may be, backed by all or a portion of our assets on which the lenders may have a security interest. We may pledge up to 100% of our assets or the assets of our Financing Subsidiary and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. Any security interests that we grant will be set forth in a security agreement and evidenced by the filing of financing statements by the agent for the lenders. Any restrictive provision or negative covenant in the Credit Facility, including diversification and eligibility requirements, or any of our future indebtedness limits or may limit our operating discretion, which could have a material adverse effect on our financial condition, results of operations and cash flows. A failure to comply with the restrictive provisions or negative covenants in the Credit Facility or any of our future indebtedness would or may result in an event of default and/or restrict our ability to control the disposition of our assets and our utilization of any indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations.”
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
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business-Regulation.”

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
We could experience fluctuations in our quarterly operating results due to a number of factors, including our originations and underwriting processes, the interest rate payable on the secured loans we acquire, any prepayments or repayments made on our secured loans, the timing and amount of any warrant or equity investment returns, the timing of any drawdowns requested by our borrowers, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
We incur significant costs as a result of being a public company.
Public companies incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. Accordingly, we incur significant additional costs as a result of being a public company. These requirements may place a strain on our systems and resources. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight are required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, directors' and officers' liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our securities.
We are required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. If we are not able to implement the applicable requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could have a material adverse effect on us and lead to a decline in the price of our securities.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.
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
The Tax Cuts and Jobs Act could have a negative effect on us, our subsidiaries, our portfolio companies and the holders of our securities.
In December 2017, the President of the United States signed into law significant tax reform legislation (commonly referred to as the “Tax Cuts and Jobs Act”). The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act included provisions that, among other things, reduced the U.S. corporate tax rate, introduced a capital investment deduction, limited the interest deduction, limited the use of net operating losses to offset future taxable income and made extensive changes to the U.S. international tax system. The effects of the various provisions of the Tax Cuts and Jobs Act listed above on the respective positions of us, our stockholders and our portfolio companies may be material and depend on the factual circumstances of each, over time. Accordingly, we cannot predict any additional future impact the enactment of such legislation will have on us, our subsidiaries, our portfolio companies and the holders of our securities.
The effect of global climate change may impact the operations of our portfolio companies.
There may be evidence of global climate change. Climate change creates physical and financial risk, and some of our portfolio companies may be adversely affected by climate change.  Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.  In addition, as a result of the potential governmental response to climate change, some of our portfolio companies may become subject to new or strengthened regulations or legislation that could increase their operating costs and/or decrease their revenues.
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
Our Adviser has the right under the Investment Advisory Agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. Similarly, our Administrator has the right under the Administration Agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If our Adviser or our Administrator were to resign, we may not be able to find a new investment adviser, administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, results of operations and cash flows as well as our ability to pay distributions to our stockholders are likely to be materially and adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and our Administrator. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may materially and adversely affect our financial condition, results of operations and cash flows.
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
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act. In addition, any venture growth stage company in which TPC or its affiliates own 5% or more of its outstanding voting securities will be our affiliate for purposes of the 1940 Act. We are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors and, in certain cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities and certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from (i) buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by TPC or our Adviser or any of their affiliates or (ii) modifying any security that we hold in a company in which TPC or our Adviser or any of their affiliates also hold an interest without the prior approval of the SEC, which may limit our ability to take any action with respect to an existing investment or potential investment regardless of whether we conclude that the action may be in the best interest of our stockholders.
Our investment strategy includes investments in secured loans to companies, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments. TPC also manages, and in the future may manage, other investment funds, accounts or vehicles that invest or may invest in these companies. Although we were formed to expand the venture growth stage business segment of TPC’s investment platform, subject to its allocation policy and applicable law, other vehicles sponsored or managed by our Adviser’s senior investment team also invest in venture growth stage companies. As a result, members of our Adviser’s senior investment team and the Investment Committee, in their roles at TPC, may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by TPC with similar or overlapping investment objectives in a manner that is fair and equitable over time and consistent with TPC’s allocation policy. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by our Adviser’s senior investment team, such investment will be apportioned by our Adviser’s senior investment team in accordance with (1) our Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Such apportionment may not be strictly pro rata, depending on the good faith determination of all relevant factors, including differing investment objectives, amount of capital available for each potential investing entity, diversification considerations, regulatory restrictions and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us.
We may co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price. However, on March 28, 2018 we, TPC and our Adviser received the Exemptive Order from the SEC, which permits greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
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
The advisory fee structure we have with our Adviser may create incentives that are not fully aligned with the interests of our stockholders.
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
For many of our investments, no market-based price quotation is available. As a result, our Board determines the fair value of these secured loans, warrant and equity investments in good faith as described above in “-Relating to our Business and Structure-Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.” In connection with that determination, our Adviser’s senior investment team provides our Board with valuation recommendations based upon the most recent and available information, which generally includes industry outlook, capitalization, financial statements and projected financial results of each portfolio company. Other than de minimis investments of less than 1% of our gross assets (up to an aggregate of 10% of our gross assets), the valuation for each investment is reviewed by an independent valuation firm annually and the ultimate determination of fair value is made by our Board, including our interested directors, and not by such independent valuation firm. The Board, however, may request at its discretion to have such de minimis investments valued by an independent valuation firm. In addition, Messrs. Labe and Srivastava, each an interested member of our Board, have a material pecuniary interest in our Adviser. The participation of our Adviser’s senior investment team in our valuation process, and the pecuniary interest in our Adviser by certain members of our Board, could result in a conflict of interest as our Adviser’s base management fee is based, in part, on the value of our average adjusted gross assets, and our Adviser’s incentive fee is based, in part, on realized gains and realized and unrealized losses.
There are conflicts related to our arrangements with TPC and our Administrator.
In February 2014, we entered into the License Agreement with TPC under which TPC granted us a non-exclusive, royalty-free license to use the name “TriplePoint” and the TriplePoint logo. In addition, in February 2014, we entered into the Administration Agreement with our Administrator pursuant to which we are required to pay our Administrator an amount equal to the allocable portion of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. This creates conflicts of interest that our Board will monitor. For example, under the terms of the License Agreement, we are unable to preclude TPC from licensing or transferring the ownership of the “TriplePoint” name to third parties, some of which may compete against us. Consequently, we are unable to prevent any damage to goodwill that may occur as a result of the activities of TPC or others. Furthermore, in the event the License Agreement is terminated, we will be required to change our name and cease using “TriplePoint” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.
The Investment Advisory Agreement was not negotiated at arm’s length and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.
Pursuant to the terms of the Investment Advisory Agreement, our Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and performing diligence of our investments and monitoring our investment portfolio on an ongoing basis. The Investment Advisory Agreement was negotiated between related parties. Consequently, its terms, including fees payable to our Adviser, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under the Investment Advisory Agreement because of our desire to maintain our ongoing relationship with our Adviser.
Our Adviser’s liability is limited under the Investment Advisory Agreement and we have agreed to indemnify our Adviser against certain liabilities, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Investment Advisory Agreement, our Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. It is not responsible for any action of our Board in following or declining to follow our Adviser’s advice or recommendations. Under the Investment Advisory Agreement, our Adviser and its professionals and any person controlling or controlled by our Adviser are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting criminal conduct, gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that our Adviser owes to us under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, we have agreed to indemnify our Adviser and its professionals from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s or such person’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Investment Advisory Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
Our portfolio investments are concentrated the technology, life sciences and other high growth industries, including clean technology. As a result, a downturn in any of these industries and particularly those in which we are heavily concentrated could materially and adversely affect our financial condition, results of operations and cash flows.

Our portfolio may lack diversification among portfolio companies which may subject us to a risk of significant loss if one or more of these companies defaults on its obligations under any of its debt instruments.
Our portfolio consists of a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio may be less diversified than the portfolios of other investment vehicles, we may be more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.
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
We invest primarily in venture growth stage companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns, compared to more mature companies. The revenues, income (or losses), and projected financial performance and valuations of venture growth stage companies can and often do fluctuate suddenly and dramatically. For these reasons, investments in our portfolio companies, if rated by one or more ratings agency, would typically be rated below “investment grade,” which refers to securities rated by ratings agencies below the four highest rating categories. Our target venture growth stage companies may be geographically concentrated and are therefore highly susceptible to materially negative local, political, natural and economic events. In addition, high growth industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in high growth industries, together with cyclical economic downturns, may result in substantial decreases in the value of many venture growth stage companies and/or their ability to meet their current and projected financial performance to service our debt. Furthermore, venture growth stage companies also typically rely on venture capital and private equity investors, or initial public offerings, or sales for additional capital.
Venture capital firms in turn rely on their limited partners to pay in capital over time in order to fund their ongoing and future investment activities. To the extent that venture capital firms’ limited partners are unable or choose not to fulfill their ongoing funding obligations, the venture capital firms may be unable to continue operationally and/or financially supporting the ongoing operations of our portfolio companies, which could have a material adverse impact on our financing arrangement with the portfolio company.
These companies, their industries, their products and customer demand and the outlook and competitive landscape for their industries are all subject to change, which could have a material adverse impact on their ability to execute their business plans and generate cash flow or raise additional capital that would serve as the basis for repayment of our loans. Therefore, the venture growth stage companies in which we invest may face considerably more risk of loss than do companies at other stages of development.
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
As of December 31, 2019, our unfunded obligations to 16 portfolio companies totaled $226.1 million. Our credit agreements generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded commitments or any future obligations will be drawn by the venture growth stage companies. We have also entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2019, this backlog of potential future commitments totaled $15.5 million.
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
The business and operating results of our venture growth stage companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent quarters shown signs of recovery from the global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. Any conflict or uncertainty, including due to regulatory changes, natural disasters, public health concerns, political unrest or safety concerns, could harm their financial condition and results of operations and cash flows. In addition, if the government of any country in which products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm the business of our venture growth stage company investments.
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
Our future success and competitive position depend in part upon the ability of our venture growth stage companies to obtain and maintain proprietary technology used in their products and services, which will often represent a significant portion of the collateral securing our loans. Venture growth stage companies will rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Venture growth stage companies may have also failed to properly obtain intellectual property ownership that, under intellectual property laws, by default resides with the personnel who created the intellectual property. Consequently, venture growth stage companies may, from time to time, be required to institute litigation in order to enforce their patents, copyrights or other intellectual property rights, to protect their trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a venture growth stage company is found to infringe upon or misappropriate a third party’s patent or other proprietary rights, that company could be required to pay damages to such third party, alter its own products or processes, obtain a license from the third party and/or cease activities utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. Any of the foregoing events could negatively affect both the company’s ability to service our debt obligation and the value of any equity securities that we own, as well as any collateral securing our obligation.
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
We invest primarily in venture growth stage companies that generally do not have sufficient cash-on-hand to satisfy our loan in full at the time we originate the loan. Following our investment, these companies may be unable to successfully scale operations and increase revenue as we had anticipated at the time we made the investment. In certain circumstances, these companies may not be able to generate meaningful customer sales, commitments or orders due to unfavorable market conditions. As a result, the company may not generate sufficient cash flow to service our loan and/or the company’s venture capital investors may no longer provide the company with meaningful invested equity capital to provide a debt financing cushion to our loan. As a consequence, the company may (i) request us to restructure our loan resulting in the delay of principal repayment, the reduction of fees and/or future interest rates and/or the possible loss of principal or (ii) experience bankruptcy, liquidation or similar financial distress. We may be unable to accommodate any such restructuring request due to the eligibility requirements under the Credit Facility. The bankruptcy, liquidation and/or recovery process has a number of significant inherent risks for us as a creditor. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by one of our portfolio companies may adversely and permanently affect our investment in that company. If the proceeding is converted to liquidation, the liquidation value of the company may not equal the fair value that was believed to exist at the time of our investment. The duration of a bankruptcy, liquidation and/or recovery proceeding is also difficult to predict, and a creditor’s return on investment can be materially and adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the obligations we own may be lost by increases in the number and amount of claims or by different treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
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
Publicly traded securities involve significant risks that differ from those associated with non-traded securities.
Certain of the companies in which we have invested have in the past conducted initial public offerings and become publicly traded, and other current and future portfolio companies may seek to do the same. In the event that a portfolio company completes an initial public offering, we will hold publicly traded securities in such company. Publicly traded securities involve significant risks that differ in type and degree from the risks associated with investments in private companies. These risks include greater volatility in the valuation of such companies, increased likelihood of shareholder litigation against such companies, and increased costs associated with each of the aforementioned risks. As a result, the market value of the publicly traded securities we hold may fluctuate significantly.
In addition, we are typically subject to lock-up provisions that prevent us from disposing of our investments for specified periods of time after a portfolio company’s initial public offering. In the event that we dispose of any such securities, such securities may be sold at a price less than they otherwise would have been absent restrictions on transfer and/or for less than their initial cost.
Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our funds available for distribution and could have a material adverse effect on our ability to service our outstanding borrowings.
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
We do not hold controlling equity positions in any of our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that have a material adverse effect on our interests. Due to the lack of liquidity of the debt and equity investments that we hold in our portfolio, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investment.
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
To the extent that we invest in OID instruments, including PIK loans, zero coupon bonds, and debt securities with attached warrants, investors will be exposed to the risks associated with the inclusion of such non-cash income in taxable and accounting income prior to receipt of cash, including the following risks:

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

•
an election to defer PIK interest payments by adding them to principal increases our gross assets and, thus, increases future base management fees to the Adviser and, because interest payments will then be payable on a larger principal amount, the PIK election also increases the Adviser’s future income incentive fees at a compounding rate;

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

•
for U.S. federal income tax purposes, we will be required to make distributions of OID income to shareholders without receiving any cash and such distributions have to be paid from offering proceeds or the sale of assets without investors being given any notice of this fact; and

•
the required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of our taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to U.S. federal corporate-level taxation.

Prepayments of our loans could have a material adverse impact on our results of operations and ability to make stockholder distributions and result in a decline in the market price of our shares.
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
We have invested and plan to continue investing in venture growth stage companies in the life sciences industry that are subject to extensive regulation by the Food and Drug Administration and, to a lesser extent, federal, state and other foreign agencies. If any of these companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. In addition, governmental budgetary constraints affecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might materially and adversely affect a company in this industry. Venture growth stage companies in the life sciences industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could have a material adverse effect on the operations of a company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.
Investments in secured loans to companies with foreign operations may involve significant risks in addition to the risks inherent in U.S. investments.
Our investment strategy contemplates making secured loans to companies with foreign operations. As of December 31, 2019, 19.8% of our portfolio at fair value consisted of companies not domiciled in the United States as they did not have their principal place of business in the United States. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies or U.S. companies with no foreign operations. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations in our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect that investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies or U.S. companies with no foreign operations.

We may expose ourselves to risks resulting from our use of interest rate hedging transactions.
As of December 31, 2019, 70.0% of our portfolio had a floating interest rate indexed to the Prime rate. The remaining 24.3% of our portfolio had a fixed interest rate. Our Credit Facility bears interest at a floating rate indexed to LIBOR. We may utilize instruments such as interest rate swaps, caps, collars and/or floors to seek to hedge against fluctuations in the relative values of our fixed-rate portfolio positions and/or to hedge against the impact on our net investment income from changes in market interest rates. When we engage in interest rate hedging transactions, we may expose ourselves to risks associated with such transactions. We believe that any hedging transactions that we enter into in the future will not be considered “qualifying assets” under the 1940 Act, which may limit our hedging strategy more than other companies that are not subject to the 1940 Act. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission (“CFTC”), unless our Adviser registers with CFTC as a commodity pool operator or obtains an exemption from such requirement. On February 18, 2020, our Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and therefore, is not subject to registration or regulation as a commodity pool operator under such Act.
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
Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan and participating stockholders can experience dilution in the value of their shares if we distribute shares through our dividend reinvestment plan at a price below the then-current NAV.
All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan may be reinvested in newly-issued shares of our common stock. As a result, our stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time. In addition, we may distribute shares through our dividend reinvestment plan at a price that is below our then-current NAV per share, which would result in dilution of the value of the shares held by stockholders who participate in our dividend reinvestment plan.
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
The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	any inability to deploy or invest our capital;

•	fluctuations in interest rates;

•	any inability to access the capital markets;

•	realized and unrealized losses in investments in our portfolio companies;

•	the financial performance of the industries in which we invest;

•	announcement of strategic developments, acquisitions, and other material events by us or our competitors or operating performance of companies comparable to us;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	perception or reputation of TPC;

•	loss of our qualification as a RIC or BDC;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of, or loss of access to, members of our Adviser’s senior investment team;

•	operating performance of companies comparable to us; and

•	general economic trends and other external factors.
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
Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could have an adverse effect on the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
The trading market or market value of our publicly issued debt securities may fluctuate.
Our publicly issued debt securities may or may not continue to have an established trading market. We cannot provide assurance that a trading market for our publicly issued debt securities will be maintained. In addition to our creditworthiness, many factors may have a material adversely effect on the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

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
An investor should also be aware that there may be a limited number of buyers when such investor decides to sell its debt securities. This too may have a material adverse effect on the market value of the debt securities or the trading market for the debt securities.
Terms relating to redemption may have a material adverse effect on the return on any debt securities that we may issue.
If debt securities are redeemable at our option, such as the 2022 Notes, we may choose to redeem debt securities at times when prevailing interest rates are lower than the interest rate paid on debt securities. In addition, if debt securities are subject to mandatory redemption, we may be required to redeem debt securities also at times when prevailing interest rates are lower than the interest rate paid on debt securities. In this circumstance, an investor may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.
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
Neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock, Holders and Distributions
Our common stock is traded on the NYSE under the symbol “TPVG.” The following table sets forth, for each fiscal quarter during the last two fiscal years and the current fiscal year to date, the net asset value (“NAV”) per share of our common stock, the high and low closing sales prices for our common stock, such sales prices as a percentage of NAV per share and quarterly distributions per share.

		Closing Sales Price(2)
Period	NAV(1)	High	Low	Premium/(Discount) of High Sales Price to NAV(3)	Premium/(Discount) of Low Sales Price to NAV(3)	Declared Distributions
First Quarter of 2020 (through March 4, 2020	*	$14.42	$12.04	*	*	$0.36
Fourth Quarter of 2019	$13.34	$16.98	$13.92	27.3%	4.3%	$0.36
Third Quarter of 2019	$13.47	$17.04	$14.33	26.5%	6.4%	$0.36
Second Quarter of 2019	$14.19	$14.50	$13.31	2.2%	(6.2)%	$0.36
First Quarter of 2019	$13.59	$13.76	$11.12	1.3%	(18.2)%	$0.36
Fourth Quarter of 2018	$13.50	$13.55	$10.38	0.4%	(23.1)%	$0.46	(4)
Third Quarter of 2018	$13.59	$13.94	$12.50	2.6%	(8.0)%	$0.36
Second Quarter of 2018	$13.45	$13.26	$11.82	(1.4)%	(12.1)%	$0.36
First Quarter of 2018	$13.34	$13.23	$11.50	(0.8)%	(13.8)%	$0.36
_______________

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Closing sales price as provided by the NYSE.

(3)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV and subtracting 1.

(4)	Includes a $0.10 per share special distribution.
*    Not determinable at the time of filing.
On March 4, 2020, the reported closing sales price of our common stock was $12.46 per share. As of March 4, 2020, we had 20 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.
Distributions
It is our intention to distribute all or substantially all of our taxable income earned over the course of the year. However, we may choose not to distribute all of our taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years. During the year ended December 31, 2019, we recorded $259,000 for federal excise tax in our consolidated statements of operations. For the year ended December 31, 2019, total distributions of $1.44 per share were declared and paid. On February 28, 2020, our Board declared a first quarter 2020 dividend of $0.36 per share payable on March 30, 2020, to stockholders of record on March 16, 2020. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For purposes of issuing and publishing the Rule 19a-1 notice required under the 1940 Act, we will calculate both our current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constituted a return of capital to our stockholders. While such distributions are not taxable, because they are a return of the stockholder’s investment, net of fund expenses, they reduce a stockholder’s basis in his, her, or its shares of common stock, which may result in the stockholder recognizing more taxable capital gains, or a lower capital loss, when the shares of common stock are eventually sold.
We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2019, 2018, 2017, 2015, and 2014, we were subject to a 4% U.S. excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock from March 6, 2014 (the first day of trading following our initial public offering) to December 31, 2019, with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 6, 2014, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph also assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year, prior to any tax effect. The stock price performance included in this graph is based on historical data and is not necessarily indicative of future stock performance.
COMPARISON OF CUMULATIVE TOTAL RETURNS
For the Period from March 5, 2014 (TPVG’s IPO) to December 31, 2019
Our IPO was priced at $15.00 per share and the chart is based on what our stock price was at the end of the first trading day, which was $15.65 per share.
Sales of Unregistered Securities
During the year ended December 31, 2019, we issued a total of 142,539 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the year ended December 31, 2019, was approximately $2.0 million.
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the fourth quarter of the fiscal year ended December 31, 2019.

Item 6.	Selected Financial Data
The following selected financial and other data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively, has been derived from our audited financial statements. This data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Historical data is not necessarily indicative of results to be expected for any future period.

	For the Year Ended December 31, or as of December 31,
Selected Consolidated Financial Data (in thousands, except per share data)	2019	2018	2017	2016	2015
Statement of Operations Data:
Total investment and other income	$73,387	$64,648	$51,510	$43,635	$42,086
Base management fee	8,569	6,868	6,268	5,525	5,428
Income and capital gains incentive fee	8,117	8,747	5,614	2,775	4,064
Interest expense and amortization of fees	12,405	9,080	9,061	7,859	6,285
All other operating expenses	6,043	4,964	4,301	4,465	4,350
Net investment income	38,253	34,989	26,266	23,011	21,959
Net realized gains (losses)	(621)	1,668	(1,276)	(20,718)	(317)
Net change in unrealized gains (losses) on investments	(5,874)	(95)	(5,763)	8,833	(6,121)
Net increase in net assets resulting from operations	$31,758	$36,562	$19,227	$11,126	$15,521
Share Data:
Net investment income per share	$1.54	$1.71	$1.61	$1.42	$1.46
Net realized gains (losses) per share	$(0.02)	$0.08	$(0.01)	$(1.28)	$(0.02)
Net change in unrealized gains (losses) per share	$(0.24)	$(0.01)	$(0.35)	$0.55	$(0.40)
Net realized (loss) on extinguishment of debt per share	$—	$—	$0.07	$—	$—
Net increase in net assets per share	$1.28	$1.78	$1.18	$0.69	$1.03
Distributions per share	$1.44	$1.54	$1.44	$1.44	$1.44
Basic and diluted weighted average shares of common stock outstanding	24,844	20,488	16,324	16,160	15,041
Common stock outstanding at period end	24,923	24,780	17,730	15,981	16,302
Balance Sheet Data at Period End:
Investments at fair value	$653,129	$433,417	$372,103	$374,311	$271,717
Short-term investments at fair value	—	19,999	124,909	39,990	69,995
Cash and restricted cash	26,441	9,949	10,006	15,478	38,479
Other assets	4,578	3,689	3,266	4,443	2,132
Total assets	684,148	467,054	510,284	434,222	382,323
Revolving Credit Facility	262,300	23,000	67,000	115,000	18,000
2020 Notes, net	—	—	—	53,288	52,910
2022 Notes, net	73,454	72,943	72,433	—	—
Payable for U.S. Treasury bill assets	—	19,999	124,909	39,990	69,998
Other liabilities	15,888	16,581	10,997	10,081	9,769
Total liabilities	351,642	132,523	275,339	218,359	150,677
Net assets	$332,506	$334,531	$234,945	$215,863	$231,646
Other Data:
Number of portfolio companies	68	57	42	33	34
Weighted average portfolio yield on total debt investments during period(1)	15.0%	17.1%	16.4%	14.4%	17.0%
_______________

(1)	The weighted average portfolio yields on total debt investments reflected above do not represent actual investment returns to the Company's stockholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our relationships with third parties, including venture capital investors;

•	the impact and timing of our unfunded commitments;

•	the expected market for venture capital investments;

•	the performance of our existing portfolio and other investments we may make in the future;

•	the impact of investments that we expect to make;

•	actual and potential conflicts of interest with TPC, the Adviser and its senior investment team and Investment Committee;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the ability of our Adviser to attract, retain and have access to highly talented professionals, including our Adviser’s senior management team;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.
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

Overview
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes.
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
We commenced investment activities on March 5, 2014. In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on March 5, 2014, we acquired our initial portfolio. On March 11, 2014, we completed our initial public offering and received $141.6 million of net proceeds in connection with the initial public offering and concurrent private placement, net of the portion of the underwriting sales load and offering costs we paid. In 2015, we completed a follow-on public offering of our common stock raising $95.9 million after offering costs. In October 2017, we sold in a private placement transaction 1,594,007 shares of our common stock to certain investment funds managed by the Alternative Investments & Manager Selection Group of Goldman Sachs Asset Management, L.P. and 73,855 shares of our common stock to certain of our executive officers, for total gross proceeds of $22.6 million. In August 2018, we completed a public offering and a concurrent private placement offering of an aggregate 6,925,000 shares of our common stock, raising $94.6 million after offering costs.
Borrowings
Credit Facility
In February 2014, we entered into the Credit Facility. In August 2014, we amended the Credit Facility to, among other things, increase the total commitments available thereunder to $200.0 million in aggregate.
In January 2018, we amended and renewed the Credit Facility. MUFG Union Bank, N.A., replaced AloStar Bank of Commerce as a lender under the amended Credit Facility. The amendment and renewal, among other things, increased the total commitment to $210.0 million in aggregate, extended the revolving period from February 21, 2018 to February 21, 2020, and extended the maturity date from February 21, 2019 to August 21, 2021.
In May 2019, we amended and renewed the Credit Facility, which, among other things, (i) increased the total commitment by $55 million to $265 million, (ii) added an accordion feature under the Credit Facility, which allows us to increase the size of the Credit Facility to an amount not to exceed $400 million; and (iii) extended the revolving period of the Credit Facility from February 21, 2020 to May 31, 2021 and the maturity date of the Credit Facility from August 21, 2021 to November 30, 2022.
In August 2019, we amended the Credit Facility to (i) increase its total commitments from $265 million to $300 million and (ii) add two new lenders, Hitachi Capital America Corporation and NBH Bank. The $35 million increase in total commitments to the Credit Facility was made under the accordion feature in the Credit Facility. Borrowings under the Credit Facility are subject to various covenants and the leverage restrictions contained in the 1940 Act. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
2022 Notes
On July 14, 2017, we completed a public offering of $65.0 million in aggregate principal amount of the 2022 Notes and received net proceeds of $62.8 million, after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, we issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of $9.5 million, after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2022 Notes.

Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2019, our asset coverage for borrowed amounts was 199%.

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
As of December 31, 2019, we had 187 investments in 68 companies. Our investments included 102 debt investments, 64 warrant investments, and 21 direct equity and related investments. As of December 31, 2019, the aggregate cost and fair value of these investments were $660.7 million and $653.1 million, respectively. As of December 31, 2019, two of our portfolio companies were publicly traded. As of December 31, 2019, the 102 debt investments had an aggregate fair value of $604.5 million and a weighted average loan to enterprise value ratio at the time of underwriting of 9.3%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
As of December 31, 2018, we had 144 investments in 57 companies. Our investments included 82 debt investments, 48 warrant investments, and 14 direct equity and related investments. As of December 31, 2018, the aggregate cost and fair value of these investments were $435.1 million and $433.4 million, respectively. As of December 31, 2018, one of our portfolio companies was publicly traded. As of December 31, 2018, the 82 debt investments had an aggregate fair value of $405.3 million and a weighted average loan to enterprise value ratio at the time of underwriting of 8.9%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of December 31, 2019 and 2018.

	December 31, 2019
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$630,724	$604,518	$(26,206)	102	38
Warrant investments	18,150	22,090	$3,940	64	58
Equity investments	11,801	26,521	$14,720	21	20
Total Investments in Portfolio Companies	$660,675	$653,129	$(7,546)	187	68	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2018
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$414,256	$405,347	$(8,909)	82	29
Warrant investments	12,287	17,514	5,227	48	48
Equity investments	8,541	10,556	2,015	14	12
Total Investments in Portfolio Companies	$435,084	$433,417	$(1,667)	144	57	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables present the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2019 and 2018.

	December 31, 2019
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$74,937	11.5%
Consumer Products and Services	50,664	7.8
Financial Institution and Services	47,042	7.2
Security Services	45,252	6.9
E-Commerce - Clothing and Accessories	42,539	6.5
Business to Business Marketplace	38,504	5.9
Entertainment	34,346	5.3
Network Systems Management Software	34,188	5.2
Household & Office Goods	32,298	4.9
Buildings and Property	30,459	4.7
Social / Platform Software	30,248	4.6
Real Estate Services	23,076	3.5
Healthcare Technology Systems	21,410	3.3
Other Financial Services	20,344	3.1
Travel & Leisure	20,311	3.1
Shopping Facilitators	15,745	2.4
E-Commerce - Personal Goods	15,300	2.3
Database Software	14,891	2.3
Food & Drug	12,687	1.9
Consumer Non-Durables	10,626	1.6
Consumer Retail	10,158	1.6
Commercial Services	9,998	1.5
Human Resources/Recruitment	9,975	1.5
Communications Software	2,000	0.3
Biofuels / Biomass	1,797	0.3
Restaurant / Food Service	1,593	0.2
General Media and Content	1,073	0.2
Building Materials / Construction Machinery	500	0.1
Educational / Training Software	434	0.1
Conferencing Equipment / Services	205	*
Transportation	193	*
Wireless Communications Equipment	188	*
Advertising / Marketing	148	*
Medical Software and Information Services	—	—
Total portfolio company investments	$653,129	100.0%
_______________

*	Amount represents less than 0.05% of the total portfolio investments.

	December 31, 2018
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$113,162	26.1%
Financial Institution and Services	80,291	18.5
Building Materials / Construction Machinery	37,464	8.6
Network Systems Management Software	30,835	7.1
E-Commerce - Clothing and Accessories	30,459	7.0
Entertainment	26,077	6.0
Real Estate Services	19,828	4.6
Wireless Communications Equipment	19,291	4.5
E-Commerce - Personal Goods	16,133	3.7
Biofuels / Biomass	14,213	3.3
General Media and Content	13,063	3.0
Consumer Retail	10,927	2.5
Consumer Products and Services	9,939	2.3
Educational / Training Software	2,099	0.5
Shopping Facilitators	2,000	0.5
Restaurant / Food Service	2,000	0.5
Database Software	1,996	0.5
Communications Software	1,060	0.2
Household & Office Goods	992	0.2
Travel & Leisure	627	0.1
Security Services	236	0.1
Conferencing Equipment / Services	203	0.1
Business to Business Marketplace	160	0.1
Food & Drug	129	*
Advertising / Marketing	104	*
Medical Software and Information Services	74	*
Human Resources / Recruitment	55	*
Total portfolio company investments	$433,417	100.0%
_______________

*	Amount represents less than 0.05% of the total portfolio investments.
The following table presents the financing product type of our debt investments as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$599,030	99.1%	$356,861	88.0%
Revolver loans	5,488	0.9	6,354	1.6
Equipment loans	—	—	38,265	9.4
Equipment leases	—	—	3,867	1.0
Total debt investments	$604,518	100.0%	$405,347	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 31.0% and 14.0% of our debt investments at fair value as of December 31, 2019 and 2018, respectively.
Investment Activity
During the year ended December 31, 2019, we entered into commitments with 18 new portfolio companies and 11 existing portfolio companies totaling $507.4 million, funded 72 debt investments for $418.1 million in principal value, acquired warrant investments representing $6.6 million of value, made equity investments of $3.3 million and sold equity in one portfolio company for $1.4 million.
During the year ended December 31, 2018, we entered into 30 new debt commitments with 20 new portfolio companies and eight existing portfolio companies totaling $508.4 million, funded 46 debt investments for $263.9 million in principal value, acquired warrant investments representing $4.7 million of value, and made three equity and related investments of $1.0 million and sold equity in one portfolio company for $2.1 million.
During the year ended December 31, 2019, we received $164.1 million of debt prepayments and $37.5 million of scheduled amortization and repayments.
During the year ended December 31, 2018, we received $185.7 million of debt prepayments and $25.6 million of scheduled amortization and repayments.
The following table presents the total portfolio investment activity for the years ended December 31, 2019 and 2018 was as follows:

	For the Year Ended December 31,
(in thousands)	2019	2018
Beginning portfolio at fair value	$433,417	$372,103
New debt investments, net(1)	407,582	257,850
Scheduled principal payments from debt investments	(37,490)	(25,567)
Early principal payments, repayments and recoveries	(164,118)	(185,735)
Accretion of debt investment fees	9,502	9,444
Payment-in-kind coupon	2,477	2,808
New warrant investments	6,585	4,669
New equity investments	3,342	1,000
Proceeds and dispositions of investments	(1,673)	(4,775)
Net realized gains (losses)	(621)	1,715
Net unrealized gains (losses) on investments	(5,874)	(95)
Ending portfolio at fair value	$653,129	$433,417
_______________
(1)Debt balance is net of fees and discounts applied to the loan at origination.
As of December 31, 2019, our unfunded commitments to 16 companies totaled $226.1 million. During the year ended December 31, 2019, $167.1 million in unfunded commitments expired or were terminated.
As of December 31, 2018, our unfunded commitments to 20 companies totaled $294.3 million. During the year ended December 31, 2018, $61.0 million in unfunded commitments expired or were terminated.
The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans as of December 31, 2019 and 2018.

Unfunded Commitments(1) (in thousands)	December 31, 2019	December 31, 2018
Dependent on milestones	$59,333	$87,500
Expiring during:
2019	$—	$183,306
2020	188,083	111,000
2021	38,000	—
Total	$226,083	$294,306
_______________
(1)Does not include backlog of potential future commitments.
Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. We generally expect 50% - 75% of our gross unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of December 31, 2019 and 2018, the fair value for these unfunded commitments totaled $2.2 million and $2.5 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the years ended December 31, 2019 and 2018.

Commitments and Fundings (in thousands)	For the Year Ended December 31,
	2019	2018
Debt Commitments
New portfolio companies	$362,000	$380,873
Existing portfolio companies	145,419	127,505
Total(1)	$507,419	$508,378

Funded Debt Investments	$418,093	$263,941

Equity Investments	$3,343	$1,000

Non-Binding Term Sheets	$869,131	$885,267
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”).  If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2019 and 2018, this backlog of potential future commitments totaled $15.5 million and $25.0 million, respectively.
Payables
The Company did not acquire U.S. Treasury bills during the year ended December 31, 2019. On December 31, 2018, we acquired $20.0 million in U.S. Treasury bills which we subsequently sold on January 3, 2019. The Company purchased and sold U.S. Treasury Bills in order to efficiently meet certain RIC diversification tests.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$121,866	20.2%	8	$112,032	27.6%	7
White (2)	425,016	70.3%	23	245,544	60.6%	17
Yellow (3)	31,103	5.1%	3	38,982	9.6%	3
Orange (4)	22,956	3.8%	1	6,789	1.7%	1
Red (5)	3,577	0.6%	3	2,000	0.5%	1
	$604,518	100.0%	38	$405,347	100.0%	29

As of December 31, 2019, the weighted average investment ranking of our debt investment portfolio was 1.94. During the year ended December 31, 2019, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: three portfolio companies with a combined principal balance of $24.7 million were upgraded from White (2) to Clear (1); one portfolio company with a principal balance of $10.4 million was upgraded from Orange (4) to Yellow (3); one portfolio company with a principal balance of $5.7 million was downgraded from Clear (1) to White (2); one portfolio company with a principal balance of $10.0 million was downgraded from White (2) to Yellow (3); one portfolio company with a principal balance of $20.0 million was downgraded from Yellow (3) to Orange (4); and two portfolio companies with a combined principal balance of $19.9 million were downgraded from Yellow (3) to Red (5).
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
Results of Operations
Set forth below is a comparison of the results of operations for the years ended December 31, 2019 and 2018. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Comparison of operating results for the years ended December 31, 2019 and 2018
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the year ended December 31, 2019, our net increase in net assets resulting from operations was $31.8 million, which was comprised of $38.3 million of net investment income and $6.5 million of net realized and unrealized losses. On a per share basis for the year ended December 31, 2019, net investment income was $1.54 per share and the net increase in net assets from operations was $1.28 per share.
For the year ended December 31, 2018, our net increase in net assets resulting from operations was $36.6 million, which was comprised of $35.0 million of net investment income and $1.6 million of net realized and unrealized gains. On a per share basis for the year ended December 31, 2018, net investment income was $1.71 per share and the net increase in net assets from operations was $1.78 per share.
Investment Income
For the year ended December 31, 2019, total investment income was $73.4 million as compared to $64.6 million for the year ended December 31, 2018. The increase in total investment income for the year ended December 31, 2019, compared to the comparable period of 2018, is primarily due to higher weighted average principal outstanding on our debt investments and an increase in the acceleration of unamortized fees, partially offset from lower other income due to prepayment activity.
For the year ended December 31, 2019, we recognized $2.9 million in other income consisting of $1.7 million from the termination or expiration of unfunded commitments, and $1.2 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity. For the year ended December 31, 2018, we recognized $2.0 million in other income consisting of $0.5 million from the termination or expiration of unfunded commitments, and $1.5 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity.
Operating Expenses
Total operating expenses consist of base management fee, income incentive fee, capital gains incentive fee, interest expense and amortization of fees, administration agreement expenses, and general and administrative expenses. In determining the base management fee, our Adviser has agreed to exclude any U.S. Treasury bill assets acquired at the end of the applicable quarters in 2019 and 2018 in the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will generally decrease over time as our portfolio and capital base expand. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. The capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expenses will generally increase as we utilize more of the Credit Facility, and we generally expect expenses under the administration agreement and general and administrative expenses to increase over time to meet the additional requirements associated with servicing a larger portfolio.
For the year ended December 31, 2019, total operating expenses were $35.1 million as compared to $29.7 million for the year ended December 31, 2018.

Base management fees totaled $8.6 million and $6.9 million for the years ended December 31, 2019 and 2018, respectively. Base management fees for the year ended December 31, 2019, as compared to December 31, 2018, increased primarily due to an increase in the average size of our portfolio between periods.
Income incentive fees totaled $8.1 million and $8.7 million for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, our income incentive fee was reduced by $1.2 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of approximately $1.2 million in net investment income.
There was no capital gains incentive fee expense calculated for the years ended December 31, 2019 and 2018.
For the years ended December 31, 2019 and 2018, interest and fees on our borrowings totaled $12.4 million and $9.1 million, respectively. Interest and fee expenses for the year ended December 31, 2019, as compared to December 31, 2018, increased due to a higher weighted average outstanding principal balance on borrowings, offset by a decrease in benchmark interest rates.
Administration agreement and general and administrative expenses totaled $6.0 million and $5.0 million for the years ended December 31, 2019 and 2018, respectively. The increase for the year ended December 31, 2019, as compared to December 31, 2018, was primarily due to higher overhead allocation between periods and increased use of professional services.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included as a component of net realized gains (losses) on investments in the consolidated statements of operations.
During the year ended December 31, 2019, we recognized net realized losses from the sale of investments of $0.6 million, primarily as a result of the write-off of investments in one portfolio company, partially offset by a realized gain from the sale of an equity investment.
During the year ended December 31, 2018, we recognized net realized gains from the sale of investments of $1.7 million, consisting of gross realized gains of $2.8 million, of which $1.7 million consisted of warrant investments related to the acquisition of two portfolio companies and gross realized gains of $1.1 million from the sale of equity in one portfolio company, offset by gross realized losses of $1.1 million, which consisted of warrant and equity investment losses related to the acquisition of two portfolio companies below our cost basis.
Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statements of operations.
Net change in unrealized depreciation during the year ended December 31, 2019 was $5.9 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $1.9 million into income or realized gains, and $4.0 million of net unrealized depreciation on the investment portfolio related to mark to market activity.
Net change in unrealized depreciation during the year ended December 31, 2018 was $0.1 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $1.5 million into income or realized gains, offset by $1.4 million of net unrealized appreciation on the investment portfolio related to mark to market activity.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the years ended December 31, 2019 and 2018, interest income totaled $70.5 million, and $62.6 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 15.0% and 17.1%, respectively.
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
The yield on our portfolio, excluding the impact of prepayments, was 13.1% and 13.9%, respectively, for the years ended December 31, 2019 and 2018.
The following table provides the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments.

Returns on Net Asset Value and Total Assets Portfolio Yield(1)	For the Year Ended December 31,
	2019	2018
Weighted average annualized portfolio yield on total debt investments(2)	15.0%	17.1%
Coupon income	10.1%	10.7%
Accretion of discount	1.1%	1.0%
Accretion of end-of-term payments	1.9%	2.2%
Impact of prepayments during the period	1.9%	3.2%
_____________

(1)
The yields for periods shown are the annualized rates of interest income or the components of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

(2)	The weighted average portfolio yields on total debt investments reflected above do not represent actual investment returns to our stockholders.
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
For the year ended December 31, 2019, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 9.5% and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 44.7%. For the year ended December 31, 2018, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 16.0% and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was (2.3)%.
The table below summarizes our return on average total assets and return on average NAV for the years ended December 31, 2019 and 2018.

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Year Ended December 31,
	2019	2018
Net investment income	$38,253	$34,989
Net increase (decrease) in net assets	$31,758	$36,562

Average net asset value(1)	$343,919	$275,889
Average total assets(1)	$542,497	$409,020

Net investment income to average net asset value(2)	11.1%	12.7%
Net increase (decrease) in net assets to average net asset value(2)	9.2%	13.3%

Net investment income to average total assets(2)	7.1%	8.6%
Net increase (decrease) in net assets to average total assets(2)	5.9%	8.9%
_______________

(1)	The average net asset values and the average total assets are computed based on daily balances.

(2)	Percentage is presented on an annualized basis.
Critical Accounting Policies
The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. We consider valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes to be our critical accounting policies and estimates. These critical accounting policies and estimates, and any changes thereto, are discussed under “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to consolidated financial statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources
Set forth below is a discussion of our liquidity and capital resources as of and for the years ended December 31, 2019 and 2018. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a discussion of our liquidity and capital resources as of and for the year ended December 31, 2017 in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Cash Flows
During the year ended December 31, 2019, net cash used by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $187.5 million and net cash provided by financing activities was $204.0 million due to net borrowings under the Credit Facility of $239.3 million, $33.8 million in distributions paid, and $1.5 million of deferred credit facility costs. As of December 31, 2019, cash, including restricted cash, was $26.4 million.
During the year ended December 31, 2018, net cash used by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $17.8 million and net cash provided by financing activities was $17.8 million due to net repayments under the Credit Facility of $44.0 million, $31.6 million in distributions paid, $94.6 million in net proceeds from the issuance of common stock and $1.3 million of deferred credit facility costs. As of December 31, 2018, cash, including restricted cash, was $9.9 million.
Capital Resources
We have $300 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million. The revolving period under the Credit Facility expires on May 31, 2021 and the maturity date of the Credit Facility is November 30, 2022. Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of December 31, 2019 and 2018, we had outstanding borrowings of $262.3 million and $23.0 million, respectively, under our Credit Facility, which is included in the consolidated statements of assets and liabilities. We had $37.7 million and $187.0 million of remaining capacity on our Credit Facility as of December 31, 2019 and 2018, respectively.
On July 14, 2017, we completed a public offering of $65.0 million in aggregate principal amount of the 2022 Notes and received net proceeds of $62.8 million after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, we issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of $9.5 million after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15. As of December 31, 2019 and 2018, we have recorded in the consolidated statements of assets and liabilities our liability for the 2022 Notes, net of deferred issuance costs, of $73.5 million and $72.9 million, respectively. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2022 Notes.
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
Contractual Obligations
The table below provides a summary when payments are due under our Credit Facility and the 2022 Notes as of December 31, 2019:

Payments Due By Period (in thousands)	December 31, 2019
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$262,300	$—	$262,300	$—	$—
2022 Notes	74,750	—	74,750	—	—
Total	$337,050	$—	$337,050	$—	$—

Senior Securities
Information about our senior securities is shown in the following table as of each of the years ended December 31, 2019, 2018, 2017, 2016, 2015 and 2014. The report of Deloitte & Touche, LLP, an independent registered public accounting firm, on the Senior Securities table as of December 31, 2019, is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility
As of December 31, 2019	$262,300	$2.55	—	N/A
As of December 31, 2018	$23,000	$18.79	—	N/A
As of December 31, 2017	$67,000	$5.62	—	N/A
As of December 31, 2016	$115,000	$3.34	—	N/A
As of December 31, 2015	$18,000	$16.81	—	N/A
As of December 31, 2014	$118,000	$2.23	—	N/A
6.75% Notes due 2020
As of December 31, 2019	$—	$—	—	N/A
As of December 31, 2018	$—	$—	—	N/A
As of December 31, 2017	$—	$—	—	N/A
As of December 31, 2016(5)	$54,625	$7.03	—	$25.25
As of December 31, 2015(5)	$54,625	$5.54	—	$25.13
5.75% Notes due 2022
As of December 31, 2019(5)	$74,750	$8.96	—	$25.60
As of December 31, 2018(5)	$74,750	$5.78	—	$25.24
As of December 31, 2017(5)	$74,750	$5.04	—	$25.46
Total Senior Securities
As of December 31, 2019	$337,050	$1.99	—	N/A
As of December 31, 2018	$97,750	$4.42	—	N/A
As of December 31, 2017	$141,750	$2.66	—	N/A
As of December 31, 2016	$169,625	$2.26	—	N/A
As of December 31, 2015	$72,625	$4.17	—	N/A
As of December 31, 2014	$118,000	$2.23	—	N/A
_____________

(1)	Total amount of senior securities outstanding at the end of the period presented (in thousands).

(2)
Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities and indebtedness not represented by senior securities, in relation to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)
Not applicable for credit facility senior securities as they are not registered for public trading. For the 6.75% Notes due 2020 (the “2020 Notes”), the amounts represent the average of the daily closing prices on the NYSE for the year ended December 31, 2016 and for the period from August 4, 2015 (date of issuance) through December 31, 2015. For the 2022 Notes, the amount represents the average of the daily closing prices on the NYSE for the year ended December 31, 2019, the year ended December 31, 2018 and the period from July 14, 2017 (date of issuance) through December 31, 2017.

(5)	2020 Notes and 2022 Notes are disclosed at the gross amount outstanding.
Off-Balance Sheet Arrangements
Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2019 and 2018, our off-balance sheet arrangements consisted of $226.1 million and $294.3 million, respectively, of unfunded commitments, of which $59.3 million and $87.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences material adverse events that affect the financial condition or business outlook for the portfolio company.
The table below provides our unfunded commitments by portfolio company as of December 31, 2019 and 2018.

Unfunded Commitments for Growth Capital Loans (unless otherwise noted)(1) (in thousands)	December 31, 2019	December 31, 2018
Toast, Inc.	$35,000	$60,000
BlueVine Capital, Inc.	30,000	20,000
Grove Collaborative, Inc.	21,750	10,000
Hims, Inc.	25,000	—
OfferUp Inc.	20,000	—
Freshly Inc.	18,000	—
Curology, Inc.	15,000	—
Capsule Corporation	10,000	10,000
Moda Operandi, Inc.	10,000	—
Signifyd, Inc.	10,000	—
Transfix, Inc.	10,000	—
Sonder USA, Inc.	8,333	5,000
Nurx Inc.	5,000	—
OneSource Virtual	5,000	10,000
Brooklinen, Inc.	3,000	—
GoEuro Corp.	—	30,000
Fiverr International, Inc.	—	30,000
Quip NYC, Inc.	—	25,000
Qubole, Inc.	—	15,000
Stance, Inc.	—	13,000
FabFitFun, Inc.	—	10,000
Factual, Inc.	—	10,000
Hired, Inc.	—	10,000
Homelight, Inc.	—	10,000
WorldRemit Limited	—	10,000
Passport Labs, Inc.	—	6,000
Tangible Play, Inc.	—	6,000
Clutter, Inc.	—	2,306
Prodigy Finance Limited	—	2,000
Total	$226,083	$294,306
_____________

(1)	Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
Distributions
We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2019 and 2018, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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
The following table summarizes our cash distributions per share that have been authorized by our Board since our initial public offering to December 31, 2019. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the year ended December 31, 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
Total cash distributions				$8.52
_____________

(1)
The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.

(2)	Represents a special distribution.
For the years ended December 31, 2019 and 2018, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 98.8% and 100.0% of total distributions paid, respectively.
Recent Accounting Pronouncements
In May 2014, The FASB issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers (Topic 606)” and subsequently issued several amendments to the standard. ASU 2014-9, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9, and the related amendments, became effective on January 1, 2018. We have elected to adopt this ASU on January 1, 2018, which did not have a material impact on our consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement”, which is intended to improve the effectiveness of fair value measurement disclosures. The amendment, among other things, affects certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy, and Level 3 fair value measurements as they relate to valuation process, unrealized gains and losses, measurement uncertainty, and significant unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any interim or annual period. We do not believe that ASU 2018-13 will have a material impact on our consolidated financial statements and disclosures.
In August 2018, the SEC adopted rules (the “SEC Release”) amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statement of changes in net assets, rather than showing the three components of distributable earnings as previously shown. We adopted this part of the SEC Release during the year ended December 31, 2018. The impact of the adoption of these rules on our consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant's Form 10-Q filing on a quarter-to-date and year-to-date basis for both the current year and prior year comparative periods. We adopted the new requirement to present changes in net assets in interim financial statements within Form 10-Q filings effective January 1, 2019. The adoption of these rules did not have a material impact on the consolidated financial statements.
Recent Developments
Dividends
On February 28, 2020, the Board declared a $0.36 per share regular quarterly dividend, payable on March 30, 2020 to stockholders of record on March 16, 2020.
Recent Portfolio Activity
From January 1, 2020 through March 4, 2020, we closed $96.2 million of additional debt commitments and funded $41.5 million in new investments. TPC’s direct originations platform entered into $93.5 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From January 1, 2020 through March 4, 2020, we received principal repayments of $5.4 million on outstanding growth capital loans from seven obligors. Subsequent do December 31, 2019, one portfolio company Casper Sleep, Inc. completed a $100 million initial public offering.
Equity Offering
In January 2020, we completed an underwritten offering of 5,000,000 shares of our common stock, at a public offering price of $14.08 per share, exclusive of underwriting discounts and commissions and offering expenses. In connection with the offering, we granted the underwriters an option to purchase up to an additional 750,000 shares of our common stock. The initial offering closed on January 13, 2020, and we received net proceeds of approximately $68.3 million from the sale of the shares, after deducting the underwriting discounts and commissions. On January 17, 2020, we received an additional $10.2 million as a result of the underwriters' full exercise of their option to purchase the additional 750,000 shares, resulting in aggregate net proceeds of $78.5 million after deducting the underwriting discounts and commissions.

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
As of December 31, 2019, a majority of the debt investments (approximately 70.0% or $441.8 million in principal balance) in our portfolio bore interest at floating rates, all of which have interest rate floors and some of which have interest rate caps for a limited period. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, our 2022 Notes bear interest at a fixed rate. As of December 31, 2019, our floating rate borrowings totaled $262.3 million which comprised of 77.8% of our outstanding debt, so an increase in interest rates would generally benefit us as we would expect to generate additional interest income in excess of the additional interest expense; however, a decrease in interest rates would generally decrease our net investment income because our interest income would decrease, while the interest expenses associated with the portion of our borrowings represented by the 2022 Notes would generally remain the same. This is illustrated in the following table which shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2019 consolidated statement of assets and liabilities.

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$11,548	$(7,869)	$3,679
Up 200 basis points	$7,131	$(5,246)	$1,885
Up 100 basis points	$2,713	$(2,623)	$90
Up 50 basis points	$504	$(1,312)	$(808)
Down 50 basis points	$(1,705)	$1,312	$(393)
Down 100 basis points	$(1,705)	$2,623	$918
Down 200 basis points	$(1,705)	$4,563	$2,858
Down 300 basis points	$(1,705)	$4,563	$2,858
This analysis is indicative of the potential impact on our investment income as of December 31, 2019, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2019, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.
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
To the Board of Directors and Shareholders of
TriplePoint Venture Growth BDC Corp.
Menlo Park, California
Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Venture Growth BDC Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years ended December 31, 2019, the consolidated financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the consolidated financial statements and consolidated financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in net assets, and cash flows for each of the three years ended December 31, 2019, and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
San Francisco, California
March 4, 2020
We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
TriplePoint Venture Growth BDC Corp.
Menlo Park, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TriplePoint Venture Growth BDC Corp. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 4, 2020 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
San Francisco, California
March 4, 2020

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets
Investments at fair value (amortized cost of $660,675 and $435,084, respectively)	$653,129	$433,417
Short-term investments at fair value (cost of $0 and $19,999, respectively)	—	19,999
Cash	20,285	3,382
Restricted cash	6,156	6,567
Deferred credit facility costs	1,603	1,179
Prepaid expenses and other assets	2,975	2,510
Total assets	$684,148	$467,054

Liabilities
Revolving Credit Facility	$262,300	$23,000
2022 Notes, net	73,454	72,943
Payable for U.S. Treasury bill assets	—	19,999
Base management fee payable	2,462	1,725
Income incentive fee payable	1,362	2,558
Accrued capital gains incentive fee	—	—
Payable to directors and officers	86	64
Other accrued expenses and liabilities	11,978	12,234
Total liabilities	$351,642	$132,523
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share (450,000 shares authorized; 24,923 and 24,780 shares issued and outstanding, respectively)	249	248
Paid-in capital in excess of par value	333,052	331,329
Total distributable earnings (loss)	(795)	2,954
Total net assets	$332,506	$334,531
Total liabilities and net assets	$684,148	$467,054

Net asset value per share	$13.34	$13.50

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2019	2018	2017
Investment income
Interest income from investments	$70,524	$62,610	$50,035
Other income
Expirations / terminations of unfunded commitments	1,710	540	458
Other fees	1,153	1,498	1,017
Total investment and other income	73,387	64,648	51,510

Operating expenses
Base management fee	8,569	6,868	6,268
Income incentive fee	8,117	8,747	5,614
Capital gains incentive fee	—	—	—
Interest expense and amortization of fees	12,405	9,080	9,061
Administration agreement expenses	1,786	1,713	1,404
General and administrative expenses	4,257	3,251	2,897
Total operating expenses	35,134	29,659	25,244

Net investment income	38,253	34,989	26,266

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	(621)	1,668	(164)
Net change in unrealized gains (losses) on investments	(5,874)	(95)	(5,763)
Net realized (loss) on extinguishment of debt	—	—	(1,112)
Net realized and unrealized gains (losses)	(6,495)	1,573	(7,039)

Net increase in net assets resulting from operations	$31,758	$36,562	$19,227

Basic and diluted net investment income per share	$1.54	$1.71	$1.61
Basic and diluted net increase in net assets per share	$1.28	$1.78	$1.18
Basic and diluted weighted average shares of common stock outstanding	24,844	20,488	16,324

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance at December 31, 2016	15,981	$160	$212,013	$3,690	$215,863
Net increase (decrease) in net assets resulting from operations	—	—	—	19,227	19,227
Issuance of common stock	1,668	16	22,456	—	22,472
Distributions reinvested in common stock	81	1	1,038	—	1,039
Distributions from net investment income	—	—	—	(23,656)	(23,656)
Tax reclassification	—	—	(19)	19	—
Balance at December 31, 2017	17,730	$177	$235,488	$(720)	$234,945
Net increase (decrease) in net assets resulting from operations	—	$—	$—	$36,562	$36,562
Issuance of common stock	6,925	70	94,542	—	94,612
Distributions reinvested in common stock	125	1	1,454	—	1,455
Distributions from net investment income	—	—	—	(33,043)	(33,043)
Tax reclassification	—	—	(155)	155	—
Balance at December 31, 2018	24,780	$248	$331,329	$2,954	$334,531
Net increase (decrease) in net assets resulting from operations	—	$—	$—	$31,758	$31,758
Issuance of common stock	—	—	—	—	—
Distributions reinvested in common stock	143	1	1,982	—	1,983
Distributions from net investment income	—	—	—	(35,766)	(35,766)
Tax reclassification	—	—	(259)	259	—
Balance at December 31, 2019	24,923	$249	$333,052	$(795)	$332,506

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$31,758	$36,562	$19,227
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(417,182)	(263,519)	(233,232)
Sales (purchase) of short-term investments, net	19,999	104,910	(84,919)
Principal payments and proceeds from investments	203,039	215,401	234,594
Payment-in-kind interest on investments	(2,477)	(2,808)	(2,124)
Net change in unrealized (gains) losses on investments	5,874	95	5,763
Net realized (gains) losses on investments	621	(1,668)	1,276
Amortization and accretion of premiums and discounts, net	(3,601)	3,449	(2,305)
(Accretion) reduction of end-of-term payments, net of prepayments	(5,901)	(12,895)	(660)
Amortization of debt fees and issuance costs	1,572	1,537	1,298
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	(19,999)	(104,910)	84,919
Prepaid expenses and other assets	(465)	495	349
Base management fee payable	737	262	14
Income incentive fee payable	(1,196)	1,464	(114)
Payable to directors and officers	22	(4)	5
Other accrued expenses and liabilities	(341)	3,808	1,011
Net cash (used in) provided by operating activities	(187,540)	(17,821)	25,102
Cash Flows from Financing Activities:
(Repayments) borrowings under revolving credit facility, net	239,300	(44,000)	(48,000)
Repurchase of common stock	—	—	—
Distributions paid, net	(33,783)	(31,588)	(22,617)
Deferred credit facility costs	(1,485)	(1,260)	—
Repayment of 2020 Notes	—	—	(54,625)
Net proceeds from issuance of 2022 Notes	—	—	72,196
Net proceeds from issuance of common stock	—	94,612	22,472
Net cash provided by (used in) financing activities	204,032	17,764	(30,574)
Net change in cash and restricted cash	16,492	(57)	(5,472)
Cash and restricted cash at beginning of period	9,949	10,006	15,478
Cash and restricted cash at end of period	$26,441	$9,949	$10,006
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,320	$7,491	$7,520
Distributions reinvested	$1,984	$1,456	$1,039
Offering costs yet to be paid	$—	$20	$—

	For the Year Ended December 31,
	2019	2018	2017
Cash	$20,285	$3,382	$4,484
Restricted cash	6,156	6,567	5,522
Total cash and restricted cash shown in the statement of cash flows	$26,441	$9,949	$10,006

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Biofuels / Biomass
Harvest Power, Inc.(7)	Growth Capital Loan (7.00% interest rate, 9.00% EOT payment)	3/5/2014	$10,880	$12,385	$1,797	4/30/2021
Total Biofuels / Biomass - 0.54%*			10,880	12,385	1,797

Buildings and Property
Knotel, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	2/28/2019	9,000	9,102	9,102	8/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	3/25/2019	6,000	6,054	6,054	9/30/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	4/18/2019	9,000	9,060	9,060	10/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	9/30/2019	6,000	5,955	5,955	3/31/2023
Total Buildings and Property - 9.07%*			30,000	30,171	30,171

Business Applications Software
HI.Q, Inc.	Growth Capital Loan (11.00% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,119	13,119	6/30/2023
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 2.00% EOT payment)	6/29/2018	10,000	10,475	10,533	6/30/2022
	Growth Capital Loan (Prime + 0.75% interest rate, 0.25% EOT payment)	11/5/2019	5,000	4,957	4,961	2/29/2020
			15,000	15,432	15,494
Passport Labs, Inc.	Growth Capital Loan (9.75% interest rate, 5.25% EOT payment)	10/11/2018	19,000	18,923	18,923	8/31/2023
	Growth Capital Loan (10.25% interest rate, 5.25% EOT payment)	5/15/2019	6,000	5,921	5,921	3/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/15/2019	5,000	4,952	4,952	5/31/2024
			30,000	29,796	29,796
Quantcast Corporation	Growth Capital Loan (Prime + 6.25% interest rate, 6.00% EOT payment)	3/12/2018	9,780	10,303	10,330	3/31/2021
Total Business Applications Software - 20.67%*			68,030	68,650	68,739

Business to Business Marketplace
Adjust GmbH(1)(3)	Growth Capital Loan (Prime + 4.75% interest rate, 2.50% PIK interest rate)	1/29/2019	20,473	20,199	20,324	1/31/2022
	Growth Capital Loan (Prime + 4.75% interest rate, 2.50% PIK interest rate)	1/18/2019	8,195	8,087	8,137	1/31/2022
			28,668	28,286	28,461
Factual, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 7.75% EOT payment)	12/23/2019	10,000	9,822	9,822	12/31/2022
Total Business to Business Marketplace - 11.51%*			38,668	38,108	38,283

Commercial Services
Transfix, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 2.00% EOT payment)	12/23/2019	10,000	9,810	9,810	12/31/2021
Total Commercial Services - 2.95%*			10,000	9,810	9,810

Consumer Non-Durables
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 4.10% interest rate, 5.35% EOT payment)	10/11/2019	10,000	9,767	9,767	4/30/2023
Total Consumer Non-Durables - 2.94%*			10,000	9,767	9,767

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Clutter, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	10/30/2018	$6,303	$6,360	$6,383	10/31/2020
	Growth Capital Loan (Prime + 4.50% interest rate, 4.00% EOT payment)	10/30/2018	5,000	5,002	5,025	10/31/2021
	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	12/27/2018	1,391	1,396	1,402	12/31/2020
	Growth Capital Loan (Prime + 4.50% interest rate, 4.00% EOT payment)	2/1/2019	1,932	1,920	1,930	1/31/2022
			14,626	14,678	14,740
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.75% EOT payment)	2/26/2019	4,000	3,990	3,990	2/28/2022
	Growth Capital Loan (Prime + 5.00% interest rate, 9.75% EOT payment)	4/4/2019	6,000	5,957	5,957	4/30/2022
			10,000	9,947	9,947
Quip NYC, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	4/16/2019	10,000	9,895	9,895	4/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	6/26/2019	5,000	4,923	4,923	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	6/26/2019	5,000	4,923	4,923	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	9/26/2019	5,000	4,891	4,891	9/30/2022
			25,000	24,632	24,632
Total Consumer Products and Services - 14.83%*			49,626	49,257	49,319

Consumer Retail
LovePop, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 6.75% EOT payment)	11/5/2018	10,000	10,088	10,030	11/30/2021
Total Consumer Retail - 3.02%*			10,000	10,088	10,030

Database Software
Qubole Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 6.75% EOT payment)	12/27/2019	10,000	9,846	9,846	12/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 6.75% EOT payment)	12/27/2019	5,000	4,923	4,923	12/31/2023
Total Database Software - 4.44%*			15,000	14,769	14,769

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (10.50% interest rate, 6.00% EOT payment)	2/26/2018	3,957	4,125	4,135	2/28/2021
	Growth Capital Loan (Prime + 6.50% interest rate, 6.50% EOT payment)	11/19/2019	5,000	4,848	4,892	11/30/2022
	Growth Capital Loan (Prime + 6.50% interest rate, 6.50% EOT payment)	11/19/2019	5,000	4,848	4,892	11/30/2022
	Growth Capital Loan (Prime + 6.50% interest rate, 6.50% EOT payment)	11/19/2019	5,000	4,848	4,892	11/30/2022
			18,957	18,669	18,811
Outfittery GMBH(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 11.00% EOT payment)(2)	8/11/2017	6,925	7,080	6,684	8/31/2022
	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)(2)	6/7/2018	2,360	2,399	2,281	6/30/2021
	Growth Capital Loan (12.75% interest rate, 9.00% EOT payment)(2)	12/28/2018	2,294	2,254	2,204	12/31/2021
	Growth Capital Loan (Prime + 7.25% interest rate, 9.00% EOT payment)(2)	8/7/2019	3,947	3,748	3,727	8/31/2022
	Growth Capital Loan (Prime + 7.25% interest rate, 9.00% EOT payment)(2)	9/23/2019	3,305	2,969	3,023	9/30/2022
			18,831	18,450	17,919

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Stance, Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 5.50% EOT payment)	11/1/2018	$2,000	$2,078	$2,081	4/30/2020
Total E-Commerce - Clothing and Accessories - 11.67%*			39,788	39,197	38,811

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 5.50% EOT payment)	9/28/2018	10,000	10,056	10,056	9/30/2021
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 1.25% interest rate, 1.25% EOT payment)	12/31/2019	2,750	2,709	2,709	6/30/2020
Total E-Commerce - Personal Goods - 3.84%*			12,750	12,765	12,765

Entertainment
Mind Candy Limited(1)(3)	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	6/25/2014	12,746	12,596	11,186	6/30/2022
Roli, Ltd.(1)(3)(7)	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)(2)	5/23/2018	10,732	10,767	9,291	5/31/2021
	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)(2)	5/23/2018	1,341	1,346	1,162	5/31/2021
	Growth Capital Loan (11.25% interest rate, 9.50% EOT payment)(2)	7/16/2018	1,325	1,317	1,162	7/31/2021
	Revolver (Prime + 3.25% interest rate, 5.00% EOT payment)(2)	7/5/2018	129	129	102	10/31/2020
	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)(2)	7/5/2018	1,898	1,898	1,682	10/31/2020
	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)(2)	9/27/2018	4,556	4,556	3,704	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 10.00% EOT payment)(2)	6/5/2019	1,283	1,340	1,243	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	7/9/2019	627	627	651	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	8/28/2019	538	538	567	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	10/24/2019	4,141	4,141	3,392	10/31/2020
			26,570	26,659	22,956
Total Entertainment - 10.27%*			39,316	39,255	34,142

Financial Institution and Services
Prodigy Finance Limited(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/5/2017	$18,000	$18,918	$18,918	12/31/2020
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	3/7/2018	2,200	2,286	2,286	3/31/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	7/31/2018	3,300	3,377	3,377	7/31/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	8/8/2018	2,500	2,553	2,553	8/31/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	1,500	1,527	1,527	9/30/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	2,500	2,545	2,545	9/30/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	11/15/2018	6,000	6,063	6,063	11/30/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/6/2018	4,000	4,028	4,028	12/31/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	4/30/2019	133	132	132	4/30/2022
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	8/6/2019	267	262	262	8/31/2022
Total Financial Institution and Services - 12.54%*			40,400	41,691	41,691

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Food & Drug
Freshly Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 5.00% EOT payment)	10/9/2019	6,000	5,703	5,703	10/31/2022
	Growth Capital Loan (Prime + 4.50% interest rate, 6.75% EOT payment)	12/30/2019	3,000	2,833	2,833	12/31/2022
	Growth Capital Loan (Prime + 6.00% interest rate, 6.50% EOT payment)	12/30/2019	3,000	2,833	2,833	6/30/2022
Total Food & Drug - 3.42%*			12,000	11,369	11,369

Healthcare Technology Systems
Nurx Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 7.75% EOT payment)	11/5/2019	20,000	19,669	19,669	11/30/2023
Total Healthcare Technology Systems - 5.92%*			20,000	19,669	19,669

Household & Office Goods
Brooklinen, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 7.75% EOT payment)	11/5/2019	2,000	1,848	1,848	11/30/2022
Casper Sleep Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 7.50% EOT payment)	8/9/2019	15,000	14,798	14,798	8/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 6.25% EOT payment)	11/1/2019	15,000	14,749	14,749	10/31/2022
			30,000	29,547	29,547
Total Household & Office Goods - 9.44%*			32,000	31,395	31,395

Human Resources/Recruitment
Hired, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 6.00% EOT payment)	3/6/2019	5,000	4,981	4,946	9/30/2022
	Growth Capital Loan (Prime + 6.50% interest rate, 7.25% EOT payment)	3/6/2019	5,000	4,983	4,940	3/31/2022
Total Human Resources/Recruitment - 2.97%*			10,000	9,964	9,886

Network Systems Management Software
Virtual Instruments Corporation	Growth Capital Loan (10.00% interest rate)	4/4/2016	5,000	5,000	5,120	4/4/2020
	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	30,441	30,441	28,386	4/4/2021
Total Network Systems Management Software - 10.08%*			35,441	35,441	33,506

Other Financial Services
Upgrade, Inc.	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	1/18/2019	$6,000	$6,033	$6,033	1/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	1/18/2019	1,522	1,528	1,528	1/31/2023
	Growth Capital Loan (8.50% interest rate, 2.75% EOT payment)	1/18/2019	6,391	6,540	6,540	1/31/2020
	Growth Capital Loan (9.50% interest rate, 6.25% EOT payment)	3/1/2019	6,087	6,131	6,131	2/28/2022
Total Other Financial Services - 6.08%*			20,000	20,232	20,232

Real Estate Services
HomeLight, Inc.	Growth Capital Loan (13.00% interest rate)	4/16/2019	2,000	1,969	1,983	4/30/2022
Sonder USA, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 5.25% EOT payment)	12/28/2018	20,000	20,044	20,044	6/30/2022
Total Real Estate Services - 6.62%*			22,000	22,013	22,027

Restaurant / Food Service
Munchery, Inc.(7)	Growth Capital Loan (Prime + 8.25% interest rate, 8.75% EOT payment)	6/30/2016	2,589	2,729	1,435	6/30/2019
	Growth Capital Loan (Prime + 8.25% interest rate)(2)	4/25/2018	300	300	158	6/30/2019
Total Restaurant / Food Service - 0.48%*			2,889	3,029	1,593

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Security Services
ForgeRock, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	8/15/2016	370	784	784	2/29/2020
	Growth Capital Loan (Prime + 2.90% interest rate, 8.00% EOT payment)	3/27/2019	10,000	9,975	9,975	9/30/2022
	Growth Capital Loan (Prime + 3.70% interest rate, 8.00% EOT payment)	9/30/2019	10,000	9,852	9,852	12/31/2022
	Growth Capital Loan (Prime + 4.50% interest rate, 8.00% EOT payment)	12/23/2019	10,000	9,794	9,794	12/31/2022
Total Security Services - 9.14%*			30,370	30,405	30,405

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 7.25% EOT payment)	10/21/2019	10,000	9,825	9,825	4/30/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 7.25% EOT payment)	11/27/2019	5,000	4,897	4,897	5/31/2022
Total Shopping Facilitators - 4.43%*			15,000	14,722	14,722

Social/Platform Software
ClassPass, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% EOT payment)	8/15/2019	15,000	14,851	15,005	8/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% EOT payment)	9/30/2019	15,000	14,805	14,962	9/30/2023
Total Social/Platform Software - 9.01%*			30,000	29,656	29,967

Travel & Leisure
GoEuro Corp.(1)	Growth Capital Loan (10.25% interest rate, 4.00% EOT payment)	10/30/2019	20,000	19,465	19,465	10/31/2022
Total Travel & Leisure - 5.85%*			20,000	19,465	19,465

Wireless Communications Equipment
Cambridge Broadband Network Limited(1)(3)(7)	Growth Capital Loan (Prime + 11.75% interest rate)	9/3/2014	6,701	6,701	—	12/31/2021
	Growth Capital Loan (12.00% PIK interest rate)(2)	3/5/2019	375	375	94	12/31/2019
	Growth Capital Loan (12.00% PIK interest rate)(2)	4/4/2019	375	375	94	12/31/2019
Total Wireless Communications Equipment - 0.06%*			7,451	7,451	188

Total Debt Investments - 181.81%*			$631,609	$630,724	$604,518

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(2)(3)	Ordinary Shares	12/13/2013	48,500	$35	$148
Total Advertising / Marketing - 0.04%*			48,500	35	148

Building Materials/Construction Machinery
View, Inc.	Preferred Stock	6/13/2017	4,545,455	500	500
Total Building Materials/Construction Machinery - 0.15%*			4,545,455	500	500

Buildings and Property
Knotel, Inc.	Preferred Stock	2/19/2019	360,260	159	288
Total Buildings and Property - 0.09%*			360,260	159	288

Business Applications Software
FinancialForce.com, Inc.	Preferred Stock	6/20/2016	547,440	1,540	2,696
HI.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	437
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	58,977	134	185
Passport Labs, Inc.	Preferred Stock	9/28/2018	21,929	303	518
Quantcast Corporation(5)	Cash Exit Fee	8/9/2018	—	213	188
Toast, Inc.(2)	Preferred Stock	2/1/2018	26,325	27	269
Total Business Applications Software - 1.29%*			1,261,623	2,413	4,293

Business to Business Marketplace
Factual, Inc.	Preferred Stock	9/4/2018	47,072	86	73
Optoro, Inc.(2)	Preferred Stock	7/13/2015	10,346	40	37
RetailNext, Inc.	Preferred Stock	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.07%*			180,838	206	221

Commercial Services
Transfix, Inc.	Preferred Stock	5/31/2019	133,502	188	188
Total Commercial Services - 0.06%*			133,502	188	188

Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.)(2)	Preferred Stock	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.06%*			323,381	670	205

Consumer Non-Durables
Hims, Inc.(2)	Preferred Stock	11/27/2019	198,126	73	73
Imperfect Foods, Inc.	Preferred Stock	6/6/2019	43,746	189	280
Total Consumer Non-Durables - 0.11%*			241,872	262	353

Consumer Products and Services
Clutter, Inc.	Preferred Stock	10/18/2018	77,434	363	530
Outdoor Voices, Inc.	Common Stock	2/26/2019	255,000	360	360
Quip NYC, Inc.	Preferred Stock	11/26/2018	41,272	455	455
Total Consumer Products and Services - 0.40%*			373,706	1,178	1,345

Consumer Retail
LovePop, Inc.	Preferred Stock	10/23/2018	163,463	168	128
Total Consumer Retail - 0.04%*			163,463	168	128

Database Software
Qubole Inc.	Preferred Stock	11/21/2018	265,266	122	122
Total Database Software - 0.04%*			265,266	122	122

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	11/20/2017	173,341	$521	$364
Outfittery GMBH(1)(2)(3)(5)	Cash Exit Fee	8/10/2017	—	1,170	942
Rent the Runway, Inc.	Preferred Stock	11/25/2015	88,037	213	428
	Common Stock	11/25/2015	149,203	1,081	1,277
			237,240	1,294	1,705
Stance, Inc.	Preferred Stock	3/31/2017	75,000	41	70
Untuckit LLC(5)	Cash Exit Fee	5/11/2018	—	39	52
Total E-Commerce - Clothing and Accessories - 0.94%*			485,581	3,065	3,133

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Preferred Stock	9/7/2018	336,304	269	424
Grove Collaborative, Inc.	Preferred Stock	4/2/2018	202,506	168	964
	Preferred Stock	5/22/2019	60,013	126	172
			262,519	294	1,136
Total E-Commerce - Personal Goods - 0.47%*			598,823	563	1,560

Educational/Training Software
Varsity Tutors LLC(2)(5)	Preferred Stock	3/13/2017	240,590	65	185
Total Educational/Training Software - 0.06%*			240,590	65	185

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock	3/24/2017	278,209	922	199
Roli, Ltd.(1)(2)(3)	Preferred Stock	5/23/2018	102,247	644	5
Total Entertainment - 0.06%*			380,456	1,566	204

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Preferred Stock	12/5/2017	41,046	775	958
Revolut Ltd.(1)(2)(3)	Preferred Stock	4/16/2018	6,253	40	121
	Preferred Stock	10/29/2019	17,190	324	324
			23,443	364	445
WorldRemit Ltd.(1)(3)	Preferred Stock	12/23/2015	128,288	382	478
	Preferred Stock	12/23/2015	46,548	136	136
			174,836	518	614
Total Financial Institution and Services - 0.88%*			510,618	2,018	2,926

Food & Drug
Capsule Corp.(2)(5)	Cash Exit Fee	12/28/2018	—	129	129
Freshly Inc.(1)	Preferred Stock	10/7/2019	107,732	580	580
	Preferred Stock	10/7/2019	31,299	109	109
			139,031	689	689
Total Food & Drug - 0.25%*			139,031	818	818

General Media and Content
BZ Holdings, Inc. (fka TechMediaNetwork, Inc.)(2)	Preferred Stock	3/17/2014	72,234	31	51
Thrillist Media Group, Inc.(2)	Common Stock	9/24/2014	774,352	624	1,022
Total General Media and Content - 0.32%*			846,586	655	1,073

Healthcare Technology Systems
Curology, Inc.(2)	Preferred Stock	5/23/2019	25,214	20	20
Groop Internet Platfom, Inc.(2)	Preferred Stock	5/15/2019	50,881	128	38
Nurx Inc.	Preferred Stock	8/19/2019	136,573	216	216
Total Healthcare Technology Systems - 0.08%*			212,668	364	274

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Household & Office Goods
Brooklinen, Inc.	Preferred Stock	10/31/2019	44,822	$289	$289
Casper Sleep Inc.	Preferred Stock	3/1/2019	19,201	240	22
Total Household & Office Goods - 0.09%*			64,023	529	311

Human Resources/Recruitment
Hired, Inc.	Preferred Stock	9/21/2018	93,141	157	89
Total Human Resources/Recruitment - 0.03%*			93,141	157	89

Medical Software and Information Services
AirStrip Technologies, Inc.(2)	Preferred Stock	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*			8,036	112	—

Network Systems Management Software
Signifyd, Inc.(2)	Preferred Stock	12/19/2019	33,445	132	132
Total Network Systems Management Software - 0.04%*			33,445	132	132

Other Financial Services
Upgrade, Inc.	Preferred Stock	1/18/2019	744,225	223	112
Total Other Financial Services - 0.03%*			744,225	223	112

Real Estate Services
HomeLight, Inc.(2)	Preferred Stock	12/21/2018	54,004	44	124
Sonder USA, Inc.	Preferred Stock	12/28/2018	136,511	232	613
Total Real Estate Services - 0.22%*			190,515	276	737

Security Services
ForgeRock, Inc.	Preferred Stock	3/30/2016	195,992	155	606
	Preferred Stock	3/30/2016	161,724	340	340
Total Security Services - 0.28%*			357,716	495	946

Shopping Facilitators
Moda Operandi, Inc.	Preferred Stock	9/27/2019	30,849	306	981
OfferUp, Inc.(2)	Preferred Stock	12/23/2019	44,788	42	42
Total Shopping Facilitators - 0.31%*			75,637	348	1,023

Social/Platform Software
ClassPass, Inc.	Preferred Stock	3/18/2019	84,507	281	281
Total Social/Platform Software - 0.08%*			84,507	281	281

Transportation
Bird Rides, Inc.	Preferred Stock	4/18/2019	68,111	193	193
Total Transportation - 0.06%*			68,111	193	193

Travel & Leisure
GoEuro Corp.(1)(2)(3)	Preferred Units	3/26/2018	8,558	257	257
Inspirato, LLC(2)(3)	Preferred Units	4/25/2013	1,994	37	45
Total Travel & Leisure - 0.09%*			10,552	294	302

Wireless Communications Equipment
Cambridge Broadband Network Limited(1)(3)	Preferred Shares	9/3/2014	33,000	95	—
Total Wireless Communications Equipment - 0.00%*			33,000	95	—

Total Warrant Investments - 6.64%*				$18,150	$22,090

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Convoy, Inc.(2)	Preferred Stock	9/27/2018	35,208	$250	$353
Medallia, Inc.(2)(10)	Common Stock	11/13/2014	48,616	11	1,452
Passport Labs, Inc.(2)	Preferred Stock	6/11/2019	1,302	100	100
Total Business Applications Software - 0.57%*			85,126	361	1,905

Communications Software
Pluribus Networks, Inc.(2)	Preferred Stock	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.60%*			722,073	2,000	2,000

Consumer Non-Durables
Hims, Inc.(2)	Preferred Stock	4/29/2019	144,092	500	506
Total Consumer Non-Durables - 0.15%*			144,092	500	506

E-Commerce - Clothing and Accessories
FabFitFun, Inc.(2)	Preferred Stock	1/17/2019	67,934	500	595
Total E-Commerce - Clothing and Accessories - 0.18%*			67,934	500	595

E-Commerce - Personal Goods
Grove Collaborative, Inc.(2)	Preferred Stock	6/5/2018	134,249	500	975
Total E-Commerce - Personal Goods - 0.29%*			134,249	500	975

Educational/Training Software
Varsity Tutors LLC(2)	Preferred Stock	1/5/2018	92,470	250	249
Total Educational/Training Software - 0.07%*			92,470	250	249

Financial Institution and Services
GoGreenHost AB(1)(2)(3)	Preferred Stock	12/1/2017	1	2,134	1,236
Revolut Ltd.(1)(2)(3)	Preferred Stock	8/3/2017	25,920	292	1,189
Total Financial Institution and Services - 0.73%*			25,921	2,426	2,425

Food & Drug
Capsule Corp.(2)	Preferred Stock	7/25/2019	75,013	500	500
Total Food & Drug - 0.15%*			75,013	500	500

Healthcare Technology Systems
Curology, Inc.(2)	Preferred Stock	11/26/2019	60,514	180	213
Groop Internet Platfom, Inc.(2)	Preferred Stock	5/15/2019	90,859	250	250
Nurx Inc.(2)	Preferred Stock	5/31/2019	136,572	1,000	1,004
Total Healthcare Technology Systems - 0.44%*			287,945	1,430	1,467

Household & Office Goods
Casper Sleep Inc.(2)	Preferred Stock	6/19/2017	8,000	250	252
	Common Stock	6/30/2019	26,669	750	340
Total Household & Office Goods - 0.18%*			34,669	1,000	592

Network Systems Management Software
Cohesity Inc.(2)	Preferred Stock	3/24/2017	60,342	400	550
Total Network Systems Management Software - 0.17%*			60,342	400	550

Real Estate Services
Sonder Canada, Inc.(1)(2)(3)	Preferred Stock	5/17/2019	29,773	312	312
Total Real Estate Services - 0.09%*			29,773	312	312

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Security Services
CrowdStrike, Inc.(2)(10)	Common Stock	10/13/2017	278,747	$1,072	$13,901
Total Security Services - 4.18%*			278,747	1,072	13,901

Travel & Leisure
GoEuro Corp.(1)(2)(3)	Preferred Stock	10/5/2017	2,362	300	278
Inspirato, LLC(2)(4)	Preferred Units	9/11/2014	1,948	250	266
Total Travel & Leisure - 0.16%*			4,310	550	544

Total Equity Investments - 7.98%*				$11,801	$26,521

Total Investments in Portfolio Companies - 196.43%*(11)				$660,675	$653,129

Total Investments - 196.43%*(9)				$660,675	$653,129
_______________

(1)	Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31,
2019 non-qualifying assets represented 21.9% of the Company’s total assets, at fair value.

(2)	As of December 31, 2019, this investment was not pledged as collateral as part of the Company’s revolving credit facility.

(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

(5)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.

(6)
Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $24.0 million, $31.5 million, and $7.5 million, respectively. The tax cost of investments is $660.7 million.

(7)
Debt is on non-accrual status at December 31, 2019 and is therefore considered non-income producing. Non-accrual investments at December 31, 2019 had a total cost and fair value of $49.5 million and $26.5 million, respectively.

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

(12)	Acquisition date represents the date of the investment in the portfolio investment.

*	Value as a percentage of net assets.
______________

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2018
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Biofuels / Biomass
Harvest Power, Inc.	Growth Capital Loan (7.00% interest rate, 9.00% EOT payment)	3/5/2014	$13,246	$14,781	$14,213	4/30/2020
Total Biofuels / Biomass 4.25%*			13,246	14,781	14,213

Building Materials/Construction Machinery
View, Inc.	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	6/13/2017	11,419	11,648	11,706	6/30/2021
	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	6/30/2017	5,467	5,570	5,598	6/30/2021
	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	7/26/2017	7,575	7,682	7,721	7/31/2021
	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	9/29/2017	1,802	1,810	1,820	9/30/2021
	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	11/14/2017	2,326	2,319	2,330	11/30/2021
	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	11/30/2017	1,865	1,856	1,865	11/30/2021
	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	12/29/2017	2,724	2,701	2,715	12/31/2021
	Equipment Loan (Prime + 8.00% interest rate, 14.00% EOT payment)	12/29/2017	2,854	2,830	2,845	12/31/2021
Total Building Materials/Construction Machinery 10.94%*			36,032	36,416	36,600

Business Applications Software
FinancialForce.com, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	12/27/2016	15,000	15,043	15,600	12/31/2020
	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	6/23/2017	15,000	14,841	15,600	6/30/2021
	Growth Capital Loan (Prime + 7.50% interest rate, 4.00% EOT payment)	9/29/2017	15,000	14,695	15,600	9/30/2021
			45,000	44,579	46,800
HI.Q, Inc.	Growth Capital Loan (11.00% interest rate, 2.00% EOT payment)	12/17/2018	13,250	12,993	12,993	6/30/2023
MapR Technologies, Inc.	Equipment Lease (8.25% interest rate, 10.00% EOT payment)(1)	1/29/2016	6	18	18	1/31/2019
	Equipment Lease (8.25% interest rate, 10.00% EOT payment)(1)	6/23/2016	382	507	507	6/30/2019
	Equipment Loan (6.50% interest rate,10.00% EOT payment)	12/30/2016	183	260	260	6/30/2019
	Equipment Lease (8.50% interest rate, 10.00% EOT payment)(1)	12/30/2016	72	82	82	12/31/2019
	Equipment Loan (6.75% interest rate,10.00% EOT payment)	4/27/2017	115	140	140	10/31/2019
	Equipment Lease (8.75% interest rate, 10.00% EOT payment)(1)	4/27/2017	282	305	305	4/30/2020
	Equipment Loan (7.00% interest rate,10.00% EOT payment)	7/28/2017	67	77	77	1/31/2020
	Equipment Lease (9.00% interest rate, 10.00% EOT payment)(1)	7/28/2017	412	436	436	7/31/2020
	Equipment Loan (7.00% interest rate,10.00% EOT payment)	10/31/2017	458	504	504	4/30/2020
	Equipment Lease (9.00% interest rate, 10.00% EOT payment)(1)	10/31/2017	379	393	393	10/31/2020
	Equipment Loan (7.25% interest rate,10.00% EOT payment)	1/31/2018	218	232	232	7/31/2020
	Equipment Lease (9.25% interest rate, 10.00% EOT payment)(1)	1/31/2018	329	336	336	1/31/2021
	Equipment Loan (7.50% interest rate,10.00% EOT payment)	4/30/2018	138	143	143	10/31/2020
	Equipment Lease (9.50% interest rate, 10.00% EOT payment)(1)	4/30/2018	503	509	509	4/30/2021

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2018
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

	Equipment Loan (7.75% interest rate,10.00% EOT payment)	7/31/2018	$305	$309	$309	1/31/2021
	Equipment Lease (9.75% interest rate, 10.00% EOT payment)(1)	7/31/2018	668	668	668	7/31/2021
	Equipment Loan (10.0% interest rate)	12/18/2018	418	418	418	9/30/2019
			4,935	5,337	5,337
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 2.25% EOT payment)	6/29/2018	10,000	10,125	10,125	3/31/2019
Passport Labs, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 5.25% EOT payment)	10/11/2018	19,000	18,674	18,674	10/31/2022
Quantcast Corporation	Growth Capital Loan (Prime + 6.25% interest rate, 6.00% EOT payment)	3/12/2018	15,000	15,008	15,083	3/31/2021
Total Business Applications Software 32.59%*			107,185	106,716	109,012

Consumer Products and Services
Clutter, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	10/30/2018	6,303	6,151	6,151	10/31/2020
	Growth Capital Loan (Prime + 4.50% interest rate, 4.00% EOT payment)	10/30/2018	5,000	4,863	4,863	10/31/2021
	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	12/27/2018	1,391	1,352	1,352	12/31/2020
Total Consumer Products and Services 3.70%*			12,694	12,366	12,366

Consumer Retail
LovePop, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 6.75% EOT payment)	11/5/2018	10,000	9,771	9,771	11/30/2021
Total Consumer Retail - 2.92%*			10,000	9,771	9,771

Database Software
SimpliVity Corporation	Equipment Lease (7.00% interest rate, 10.00% EOT payment)(1)	2/16/2016	71	182	182	2/28/2019
	Equipment Lease (7.00% interest rate, 10.00% EOT payment)(1)	3/21/2016	6	13	13	3/31/2019
Total Database Software 0.06%*			77	195	195

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (10.50% interest rate, 6.00% EOT payment)	2/26/2018	5,000	4,982	5,010	2/28/2021
Outfittery GMBH(1)(2)(3)	Growth Capital Loan (12.25% interest rate, 9.00% EOT payment)	8/11/2017	7,127	7,093	6,833	8/31/2021
	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)	6/7/2018	2,360	2,280	2,212	6/30/2021
	Growth Capital Loan (12.75% interest rate, 9.00% EOT payment)	12/28/2018	2,294	2,151	2,147	12/31/2021
			11,781	11,524	11,192
Stance, Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 5.50% EOT payment)	11/1/2018	2,000	1,991	1,991	4/30/2020
Untuckit LLC	Growth Capital Loan (Prime + 4.00% interest rate, 4.50% EOT payment)	5/11/2018	2,301	2,340	2,340	11/30/2019
	Growth Capital Loan (Prime + 4.00% interest rate, 4.50% EOT payment)	9/18/2018	3,000	3,015	3,015	3/31/2020
	Growth Capital Loan (Prime + 4.75% interest rate, 4.50% EOT payment)	9/28/2018	4,500	4,478	4,478	3/31/2020
			9,801	9,833	9,833
Total E-Commerce - Clothing and Accessories 8.38%*			28,582	28,330	28,026

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2018
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 5.50% EOT payment)	9/28/2018	$10,000	$9,692	$9,692	9/30/2021
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 0.25% EOT payment)	12/4/2018	5,000	4,941	4,941	3/31/2019
Total E-Commerce Personal Goods 4.37%*			15,000	14,633	14,633

Educational/Training Software
Tangible Play, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 5.75% EOT payment)	8/31/2018	1,500	1,479	1,586	8/31/2021
Total Educational/Training Software 0.47%*			1,500	1,479	1,586

Entertainment
Mind Candy Limited(1)(3)	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	6/25/2014	10,441	11,387	6,789	1/31/2019
Roli, Ltd.(1)(2)(3)	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	5/23/2018	10,732	10,462	9,867	5/31/2021
	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)	5/23/2018	1,342	1,308	1,233	5/31/2021
	Growth Capital Loan (11.25% interest rate, 9.50% EOT payment)	7/16/2018	1,325	1,281	1,222	7/31/2021
	Revolver (Prime + 3.25% interest rate, 5.00% EOT payment)	7/5/2018	129	129	124	6/30/2019
	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	7/5/2018	1,898	1,898	1,827	6/30/2019
	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)	9/27/2018	4,556	4,556	4,403	6/30/2019
			19,982	19,634	18,676
Total Entertainment 7.61%*			30,423	31,021	25,465

Financial Institution and Services
BlueVine Capital, Inc.	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	3/6/2018	5,000	5,034	5,034	9/30/2019
	Growth Capital Loan (9.25% interest rate, 3.05% EOT payment)	3/12/2018	5,000	5,033	5,033	9/30/2019
			10,000	10,067	10,067
Prodigy Finance Limited(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/5/2017	18,000	18,174	18,174	12/31/2020
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	3/7/2018	2,200	2,197	2,197	3/31/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	7/31/2018	3,300	3,249	3,249	7/31/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	8/8/2018	2,500	2,458	2,458	8/31/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	1,500	1,471	1,471	9/30/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	2,500	2,452	2,452	9/30/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	11/15/2018	6,000	5,845	5,845	11/30/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/6/2018	4,000	3,884	3,884	12/31/2021
			40,000	39,730	39,730

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2018
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

WorldRemit Limited(1)(3)	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	6/9/2016	$5,000	$5,371	$5,371	6/30/2019
	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	6/30/2016	5,000	5,369	5,369	6/30/2019
	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	12/1/2016	5,000	5,260	5,260	11/30/2019
	Growth Capital Loan (Prime + 8.75% interest rate, 10.00% EOT payment)	6/25/2018	10,000	9,905	9,905	6/30/2021
			25,000	25,905	25,905
Total Financial Institution and Services 22.63%*			75,000	75,702	75,702

Network Systems Management Software
Virtual Instruments Corporation	Growth Capital Loan (10.00% interest rate)	4/4/2016	5,000	5,000	5,000	4/4/2020
	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	24,215	24,215	21,762	4/4/2021
	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	4,732	4,732	3,605	4/4/2021
Total Network Systems Management Software 9.08%*			33,947	33,947	30,367

Real Estate Services
Sonder USA, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 5.25% EOT payment)	12/28/2018	20,000	19,569	19,569	6/30/2022
Total Real Estate Services 5.85%*			20,000	19,569	19,569

Restaurant / Food Service
Munchery, Inc.(2)(7)	Growth Capital Loan (Prime + 8.25% PIK interest rate, 8.75% EOT payment)	6/30/2016	2,589	2,729	1,802	6/30/2019
	Growth Capital Loan (Prime + 8.25% PIK interest rate)	4/25/2018	300	300	198	6/30/2019
Total Restaurant / Food Service 0.60%*			2,889	3,029	2,000

Security Services
Forgerock, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	3/30/2016	3,252	3,978	3,978	9/30/2019
	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	8/15/2016	2,473	2,780	2,780	2/29/2020
Total Security Services 2.02%*			5,725	6,758	6,758

Wireless Communications Equipment
Cambridge Broadband Network Limited(1)(3)(7)	Growth Capital Loan (Prime + 11.75% PIK interest rate)	9/3/2014	6,701	6,701	6,093	12/31/2021
Eero, Inc.	Growth Capital Loan (Prime + 8.25% interest rate)	5/17/2017	7,991	7,963	7,991	11/30/2019
	Growth Capital Loan (Prime + 8.25% interest rate)	9/28/2018	5,000	4,879	5,000	3/31/2021
			12,991	12,842	12,991
Total Wireless Communications Equipment 5.70%*			19,692	19,543	19,084

Total Debt Investments 121.17%*			$411,992	$414,256	$405,347

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2018
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(2)(3)	Ordinary Shares	12/13/2013	48,500	$35	$104
Total Advertising / Marketing 0.03%*			48,500	35	104

Building Materials/Construction Machinery
View, Inc.	Preferred Stock	6/13/2017	4,545,455	500	864
Total Building Materials/Construction Machinery 0.26%*			4,545,455	500	864

Business Applications Software
FinancialForce.com, Inc.	Preferred Stock	6/20/2016	547,440	1,540	2,566
HI.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	196
Lattice Engines, Inc.(2)	Preferred Stock	11/12/2013	396,652	48	95
MapR Technologies, Inc.	Preferred Stock	9/30/2015	253,805	41	129
Medallia, Inc.(2)	Preferred Stock	11/13/2014	55,814	11	80
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	39,318	90	90
Passport Labs, Inc.	Preferred Stock	9/28/2018	17,448	228	228
Quantcast Corporation(5)	Cash Exit Fee	8/9/2018	—	213	219
Toast, Inc.(2)	Preferred Stock	2/1/2018	26,325	27	136
Total Business Applications Software 1.12%*			1,943,754	2,394	3,739

Business to Business Marketplace
Factual, Inc.(2)	Preferred Stock	9/4/2018	23,536	43	43
Optoro, Inc.(2)	Preferred Stock	7/13/2015	10,346	40	37
RetailNext, Inc.	Preferred Stock	11/16/2017	123,420	80	80
Total Business to Business Marketplace 0.05%*			157,302	163	160

Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.)(2)	Preferred Stock	9/29/2015	323,381	670	203
Total Conferencing Equipment / Services 0.06%*			323,381	670	203

Consumer Products and Services
Clutter, Inc.	Preferred Stock	10/18/2018	71,064	333	333
Quip NYC, Inc.(2)	Preferred Stock	11/26/2018	33,017	364	364
Total Consumer Products and Services 0.21%*			104,081	697	697

Consumer Retail
LovePop, Inc.	Preferred Stock	10/23/2018	163,463	168	168
Total Consumer Retail 0.05%*			163,463	168	168

Database Software
Qubole, Inc.(2)	Preferred Stock	11/21/2018	88,422	41	41
Total Database Software 0.01%*			88,422	41	41

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	11/20/2017	40,786	123	42
Outfittery GMBH(1)(2)(3)(5)	Cash Exit Fee	8/10/2017	—	501	486

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2018
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Rent the Runway, Inc.	Preferred Stock	11/25/2015	88,037	$213	$512
	Common Stock	11/25/2015	149,203	1,081	1,280
			237,240	1,294	1,792
Stance, Inc.	Preferred Stock	3/31/2017	75,000	41	70
Untuckit LLC(5)	Cash Exit Fee	5/11/2018	—	39	43
Total E-Commerce - Clothing and Accessories 0.73%*			353,026	1,998	2,433

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Preferred Stock	9/7/2018	336,304	269	269
Grove Collaborative, Inc.	Preferred Stock	4/2/2018	105,655	88	401
Total E-Commerce - Personal Goods 0.20%*			441,959	357	670

Educational/Training Software
Varsity Tutors LLC(2)(5)	Preferred Stock	3/13/2017	240,590	65	185
Tangible Play, Inc.	Preferred Stock	8/31/2018	61,840	79	79
Total Educational/Training Software 0.08%*			302,430	144	264

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock	3/24/2017	22,376	751	—
Roli, Ltd.(1)(2)(3)	Preferred Stock	5/23/2018	102,247	644	612
Total Entertainment 0.18%*			124,623	1,395	612

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock	9/15/2017	271,293	361	757
Prodigy Finance Limited(1)(3)	Preferred Stock	12/5/2017	40,596	766	766
Revolut Ltd.(1)(2)(3)	Preferred Stock	4/16/2018	6,253	40	40
WorldRemit Limited(1)(3)	Preferred Stock	12/23/2015	128,288	382	490
	Preferred Stock	12/23/2015	46,548	136	142
Total Financial Institution and Services 0.66%*			492,978	1,685	2,195

Food & Drug
Capsule Corp.(2)(5)	Cash Exit Fee	12/28/2018	—	129	129
Total Food & Drug 0.04%*			—	129	129

General Media and Content
BZ Holdings, Inc. (fka TechMediaNetwork, Inc.)(2)	Preferred Stock	3/17/2014	72,234	31	38
Thrillist Media Group, Inc.(2)	Common Stock	9/24/2014	774,352	624	1,022
Total General Media and Content 0.32%*			846,586	655	1,060

Human Resources/Recruitment
Hired, Inc.(2)	Preferred Stock	9/21/2018	32,599	55	55
Total Human Resources/Recruitment 0.02%*			32,599	55	55

Medical Software and Information Services
AirStrip Technologies, Inc.(2)	Preferred Stock	10/9/2013	31,063	112	74
Total Medical Software and Information Services 0.02%*			31,063	112	74

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2018
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Real Estate Services
Homelight, Inc.(2)	Preferred Stock	12/21/2018	8,339	$27	$27
Sonder USA, Inc.	Preferred Stock	12/28/2018	136,511	232	232
Total Real Estate Services 0.08%*			144,850	259	259

Restaurant / Food Service
Munchery, Inc.	Preferred Stock	6/30/2016	21,537	45	—
Total Restaurant / Food Service 0.00%*			21,537	45	—

Security Services
CrowdStrike, Inc.(2)	Preferred Shares	10/13/2017	99,344	72	1,035
Forgerock, Inc.	Preferred Stock	3/30/2016	195,992	155	459
Total Security Services 0.45%*			295,336	227	1,494

Shopping Facilitators
Farfetch UK Limited(1)(2)(3)(10)	Preferred Stock	3/9/2016	189,995	170	1,996
Total Shopping Facilitators 0.60%*			189,995	170	1,996

Travel & Leisure
Inspirato, LLC(2)	Preferred Units	4/25/2013	1,994	37	26
GoEuro Corp.(1)(2)	Preferred Units	3/26/2018	2,362	65	64
Total Travel & Leisure 0.03%*			4,356	102	90

Wireless Communications Equipment
Cambridge Broadband Network Limited(1)(3)	Preferred Shares	9/3/2014	33,000	95	—
Eero, Inc.	Preferred Stock	8/5/2016	94,806	114	—
	Cash Exit Fee(5)	9/28/2018	—	77	207
			94,806	191	207
Total Wireless Communications Equipment 0.06%*			127,806	286	207

Total Warrant Investments 5.24%*				$12,287	$17,514

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (in thousands) As of December 31, 2018
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(2)(8)

Business Applications Software
MapR Technologies, Inc.	Preferred Stock	7/27/2016	39,018	$161	$161
Convoy, Inc.	Preferred Stock	9/27/2018	35,208	250	250
Total Business Applications Software 0.12%*			74,226	411	411

Communications Software
Pluribus Networks, Inc.	Preferred Stock	1/10/2017	722,073	2,000	2,000
Total Communications Software 0.60%*			722,073	2,000	2,000

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock	6/5/2018	134,249	500	830
Total E-Commerce - Personal Goods 0.25%*			134,249	500	830

Educational/Training Software
Varsity Tutors LLC	Preferred Stock	1/5/2018	92,470	250	249
Total Educational/Training Software 0.07%*			92,470	250	249

Financial Institution and Services
GoGreenHost AB(1)(3)	Preferred Stock	12/1/2017	1	2,138	1,730
Revolut Ltd.(1)(3)	Preferred Stock	8/3/2017	25,920	292	664
Total Financial Institution and Services 0.72%*			25,921	2,430	2,394

Household & Office Goods
Casper Sleep Inc.	Preferred Stock	6/19/2017	8,000	250	251
	Common Stock	6/30/2019	26,669	750	741
Total Household & Office Goods 0.30%*			34,669	1,000	992

Network Systems Management Software
Cohesity Inc.	Preferred Stock	3/24/2017	60,342	400	468
Total Network Systems Management Software 0.14%*			60,342	400	468

Security Services
CrowdStrike, Inc.	Preferred Stock	10/13/2017	87,849	500	1,297
	Common Stock	10/13/2017	97,656	500	1,378
Total Security Services 0.80%*			185,505	1,000	2,675

Travel & Leisure
Inspirato, LLC(1)(4)	Preferred Units	9/11/2014	1,948	250	258
GoEuro Corp.(1)	Preferred Stock	10/5/2017	2,362	300	279
Total Travel & Leisure 0.16%*			4,310	550	537

Total Equity Investments 3.16%*				$8,541	$10,556

Total Investments in Portfolio Companies 129.56%* (11)				$435,084	$433,417

Short-Term Investments(2)
U.S. Treasury Bills				$19,999	$19,999
Total Short-Term Investments 5.98%*				$19,999	$19,999

Total Investments 135.54%*(9)				$455,083	$453,416
_______________

(1)	Investment is a non-qualifying asset under Section 55(a) of the 1940 Act. As of December 31, 2018, non-qualifying assets represented 25.6% of the Company’s total assets, at fair value.

(2)	As of December 31, 2018, this investment was not pledged as collateral as part of the Company’s revolving credit facility.

(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

(5)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.

(6)
Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $12.1 million, $13.8 million, and $1.7 million, respectively. The tax cost of investments is $455.1 million.

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

(12)	Acquisition date represents the date of the investment in the portfolio investment.

*	Value as a percentage of net assets.
______________

Notes applicable to the investments presented in the foregoing tables:

•	No investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing tables:

•
Interest rate is the annual interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.

•	For each debt investment tied to the Prime rate (“Prime”) as of December 31, 2019, the Prime rate was 4.75%.

•
The EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted. The EOT payment is amortized and recognized as non-cash income over the loan or lease prior to its payment.

•	Some of the terms noted in the foregoing tables are subject to change based on certain events such as prepayments.
Notes applicable to the equipment leases presented in the foregoing tables:

•
At the end of the term of certain equipment leases, the lessee has the option to purchase the underlying assets at fair market value in certain cases subject to a cap, return the equipment or continue to finance the assets. The fair market values of the financed assets have been estimated as a percentage of original cost for purposes of the EOT payment value.

•	Notes applicable to the warrant investments presented in the foregoing tables:

•	Warrant investments are associated with funded debt instruments as well as certain commitments to provide future funding.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Note 2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the periods presented have been included and all intercompany account balances and transactions have been eliminated. Certain items in the prior year's consolidated financial statements have been conformed to the current year's presentation. These presentation changes, if any, did not impact any prior amounts of reported total assets, total liabilities, and net assets or results of operations. As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).
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
Other Accrued Expenses and Liabilities
Other accrued expenses and liabilities include interest payable, accounts payable and the fair value of unfunded commitment liabilities. Unfunded commitment liabilities reflect the fact that the Company is a party to certain delay draw credit agreements with its portfolio companies, which requires the Company to make future advances at the borrowers’ discretion during a defined loan availability period. The Company’s credit agreements contain customary lending provisions that allow the Company relief from funding previously made commitments in instances where the underlying portfolio company experiences material adverse events that affect the financial condition or business outlook for the portfolio company. In certain instances, the borrower may be required to achieve certain milestones before they may request a future advance. The unfunded obligation associated with these credit agreements is equal to the amount by which the contractual funding commitment exceeds the sum of the amount of debt required to be funded under the delay draw credit agreements unless the availability period has expired. The fair value at the inception of the agreement of the delay draw credit agreements approximates the fair value of the warrant investments received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability included in the Company’s consolidated statements of assets and liabilities reflects the fair value of these future funding commitments.
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
U.S. Federal Income Taxes
The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M the Code, for U.S. federal income tax purposes. Generally, a RIC is not subject to U.S. federal income taxes on the income and gains it distributes to stockholders if it distributes at least 90% of its net ordinary income and net short-term capital gains in excess of its net long-term capital losses, if any. Additionally, a RIC must distribute at least 98% of its ordinary income and 98.2% of its capital gain net income on an annual basis and any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which the RIC previously paid no U.S. federal income tax to avoid a U.S. federal excise tax. The Company intends to distribute sufficient dividends to maintain the Company’s RIC status each year and does not anticipate paying any material U.S. federal income taxes in the future.
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
Recent Accounting Pronouncements
In May 2014, The FASB issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers (Topic 606)” and subsequently issued several amendments to the standard. ASU 2014-9, and related amendments, provide comprehensive guidance for recognizing revenue from contracts with customers. Entities will be able to recognize revenue when the entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. The guidance in ASU 2014-9, and the related amendments, became effective on January 1, 2018. The Company elected to adopt this ASU on January 1, 2018, which did not have a material impact its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force”, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017 and early adoption is permitted. The Company has adopted this ASU, which did not have a material impact on the Company's consolidated financial statements. Prior to adoption, the Company presented the change in restricted cash and cash equivalents separately as a cash flow from operating activity. Upon adoption, the Company included the restricted cash and cash equivalents in each of the balances of the cash, cash equivalents and restricted cash at the beginning of and end of periods and included the change in restricted cash and cash equivalents as part of the net change in cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement”, which is intended to improve the effectiveness of fair value measurement disclosures. The amendment, among other things, affects certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy, and Level 3 fair value measurements as they relate to valuation process, unrealized gains and losses, measurement uncertainty, and significant unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any interim or annual period. The Company does not believe that ASU 2018-13 will have a material impact on its consolidated financial statements and disclosures.
In August 2018, the SEC adopted rules (the “SEC Release”) amending certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements or changes in the information environment. In part, the SEC Release requires an investment company to present distributable earnings in total on the consolidated balance sheet and consolidated statement of changes in net assets, rather than showing the three components of distributable earnings as previously shown. The Company adopted this part of the SEC Release during the year ended December 31, 2018. The impact of the adoption of these rules on the Company’s consolidated financial statements was not material. Additionally, the SEC Release requires disclosure of changes in net assets within a registrant’s Form 10‑Q filing on a quarter‑to‑date and year‑to‑date basis for both the current year and prior year comparative periods. The Company adopted the new requirement to present changes in net assets in interim financial statements within Form 10‑Q filings effective January 1, 2019. The adoption of these rules did not have a material impact on the consolidated financial statements.
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
The incentive fee, which provides the Adviser with a share of the income it generates for the Company, consists of two components- net investment income and net capital gains-which are largely independent of each other, and may result in one component being payable in a given period even if the other is not payable.

Under the investment income component, the Company pays the Adviser each quarter 20.0% of the amount by which the Company’s pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (8.0% annualized) of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which the Adviser receives all of such income in excess of 2.0% but less than 2.5%, subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, the Adviser receives 20.0% of the Company’s pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be regulated as a BDC exceeds the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be regulated as a BDC. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which the Company’s pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of the Company’s election to be regulated as a BDC minus (y) the cumulative incentive fees accrued and/or paid since the effective date of the Company’s election to be regulated as a BDC. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of the Company’s pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since the effective date of the Company’s election to be regulated as a BDC. The Company elected to be regulated as a BDC under the 1940 Act on March 5, 2014.
Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss, subject to the total return requirement described in the preceding paragraph. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, the Company may pay the applicable incentive fee even if it has incurred a loss in that quarter due to realized and unrealized losses. The Company’s net investment income used to calculate this component of the incentive fee is also included in the amount of the Company’s assets used to calculate the 1.75% base management fee. These calculations are appropriately adjusted for any share issuance or repurchase during the relevant quarter.
Under the capital gains component of the incentive fee, the Company pays the Adviser at the end of each calendar year (or upon termination of the Advisory Agreement) 20.0% of the Company’s aggregate cumulative realized capital gains from inception through the end of that year (or upon termination of the Advisory Agreement), computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized losses through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. For the foregoing purpose, the Company’s “aggregate cumulative realized capital gains” does not include any unrealized gains. It should be noted that the Company accrues an incentive fee for accounting purposes taking into account any unrealized gains in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. If such amount is negative, then no capital gains incentive fee is payable for such year. Additionally, if the Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.
The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. The Company had cumulative realized and unrealized losses during the years ended December 31, 2019, 2018 and 2017, and, as a result, no capital gains incentive fees were recorded for the years ended December 31, 2019, 2018 and 2017.

Management and Incentive Fees (in thousands)	For the Year Ended December 31,
	2019	2018	2017
Base management fee	$8,569	$6,868	$6,268
Income incentive fee	$8,117	$8,747	$5,614
Capital gains incentive fee	$—	$—	$—
The table above presents the base management and incentive fees accrued during the period which are paid in the quarter after they are earned. For the years ended December 31, 2019, 2018 and 2017, the Company paid $7.8 million, $6.6 million, and $6.3 million, respectively, of base management fees earned in prior and current periods. For the years ended December 31, 2019, 2018 and 2017, the Company paid $9.3 million, $7.3 million, and $5.7 million, respectively, of income incentive fees earned in prior and current periods.
Administration Agreement
The Board-approved administration agreement (the “Administration Agreement”) provides that the Administrator is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports and other materials filed with the Securities and Exchange Commission (the “SEC”) and any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing net asset value (“NAV”), overseeing the preparation and filing of the Company’s tax returns and printing and disseminating reports and other materials to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides significant managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.

In full consideration of the provision of the services of the Administrator, the Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. Payments under the Administration Agreement are equal to the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the chief compliance officer and chief financial officer and their respective staffs. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, the Administrator is paid an additional amount based on the services provided, which shall not exceed the amount the Company receives from such companies for providing this assistance.
For the years ended December 31, 2019, 2018 and 2017, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $1.8 million, $1.7 million and $1.4 million.
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
Level 2—Valuations are based on quoted prices (in non-active markets or in active markets for similar assets or liabilities), observable inputs other than quoted prices and inputs that are not directly observable but are corroborated by observable market data.
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

Under certain circumstances alternative techniques may be used to value certain warrants that more accurately reflect the warrants' fair values, such as an expected settlement of a warrant in the near term, a model that incorporates a put feature associated with the warrant, or the price paid or realized in a recently completed transaction or binding offer received in an arm’s-length transaction. The fair value may be determined based on the expected proceeds to be received from such settlement or based on the net present value of the expected proceeds from the put option.

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
Investment Valuation
Investments measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations as of December 31, 2019 and 2018. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$604,518	$604,518	$—	$—	$405,347	$405,347
Warrant investments	—	—	22,090	22,090	—	1,996	15,518	17,514
Equity investments	13,901	1,452	11,168	26,521	—	—	10,556	10,556
Short-term investments	—	—	—	—	19,999	—	—	19,999
Total investments	$13,901	$1,452	$637,776	$653,129	$19,999	$1,996	$431,421	$453,416
The following tables present information about Level 3 investments measured at fair value for the years ended December 31, 2019 and 2018. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2019
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2019	$405,347	$15,518	$10,556	$431,421
Funding and purchases of investments, at cost	407,582	6,009	3,592	417,183
Principal payments and sale proceeds received from investments	(201,608)	—	—	(201,608)
Amortization and accretion of premiums and discounts, net and end-of term payments	9,502	—	—	9,502
Realized gains (losses) on investments	(1,483)	(147)	(161)	(1,791)
Net change in unrealized gains (losses) included in earnings	(17,299)	710	21,096	4,507
Payment-in-kind coupon	2,477	—	—	2,477
Gross transfers out of Level 3(1)	—	—	(23,915)	(23,915)
Totals	$604,518	$22,090	$11,168	$637,776

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2019	$(12,419)	$(1,315)	$1,326	$(12,408)
_______________

(1)	Transfers out of Level 3 are measured as of the date of the transfer. During the year ended December 31, 2019 these transfers related to equity in investments in publicly traded companies.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2018
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2018	$352,052	$11,062	$7,969	$371,083
Funding and purchases of investments, at cost	257,850	4,669	1,000	263,519
Principal payments and sale proceeds received from investments	(211,306)	(2,349)	(304)	(213,959)
Amortization and accretion of premiums and discounts, net and end-of term payments	9,446	—	—	9,446
Realized gains (losses) on investments	—	895	(295)	600
Net change in unrealized gains (losses) included in earnings	(5,503)	1,612	2,186	(1,705)
Payment-in-kind coupon	2,808	—	—	2,808
Gross transfers out of Level 3(1)	—	(371)	—	(371)
Totals	$405,347	$15,518	$10,556	$431,421

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2018	$(4,129)	$2,118	$2,328	$317
_______________

(1)
Transfers out of Level 3 are measured as of the date of the transfer. During the years ended December 31, 2018, these transfers relate to warrant and equity investments, as the result of exercising warrant investments in publicly traded companies.

Realized gains and losses are included as a component of net realized gains (losses) in the consolidated statements of operations.
During the year ended December 31, 2019, the Company recognized net realized losses from the sale of investments of $0.6 million, primarily as a result of the write-off of investments in one portfolio company, partially offset by a realized gain from the sale of an equity investment.
During the year ended December 31, 2018, the Company recognized net realized gains from the sale of investments of $1.7 million, consisting of gross realized gains of $2.8 million of which $1.7 million consisted of warrant investments related to the acquisition of 2 portfolio companies and  gross realized gains of $1.1 million from the sale of equity in one portfolio company, offset by gross realized losses of $1.1 million, which consisted of warrant and equity investment losses related to the acquisition of two portfolio companies.
Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statements of operations.
Net change in unrealized depreciation during the year ended December 31, 2019 was $5.9 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $1.9 million into income or realized gains, and $4.0 million of net unrealized depreciation on the investment portfolio related to mark to market activity.
Net change in unrealized depreciation during the year ended December 31, 2018 was $0.1 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized appreciation of $1.5 million into income or realized gains, offset by $1.4 million of net unrealized appreciation on the investment portfolio related to mark to market activity.
For the year ended December 31, 2019, the Company recognized $2.9 million in other income consisting of $1.7 million due to the termination or expiration of unfunded commitments and $1.2 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity. For the year ended December 31, 2018, the Company recognized $2.0 million in other income consisting of $0.5 million due to the termination or expiration of unfunded commitments and $1.5 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity.
The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of December 31, 2019 and 2018. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$577,984	Discounted Cash Flows	Discount Rate	9.91% - 25.75%	15.01%
	26,534	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	0%-100.00%
Warrant investments	20,752	Black Scholes Option Pricing Model	Revenue Multiples	1.50x - 94.7x	7.21x
			Volatility	30.0% - 61.7%	57.86%
			Term	2.00 - 4.00 Years	3.00 Years
			Discount for Lack of Marketability	0.00% - 27.50%	26.55%
			Risk Free Rate	1.56% - 1.70%	1.61%
	27	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50%	27.50%
			Term	2.00 - 3.50 Years	3.21 Years
	1,311	Discounted Expected Return	Discount Rate	18.00% - 35.00%	30.94%
			Term	2.40 - 4.00 Years	2.69 Years
			Expected Recovery Rate	50.00% - 80.00%	65.91%
Equity investments	9,340	Black Scholes Option Pricing Model	Revenue Multiples	0.85x - 10.25x	4.13x
			Volatility	30.00% - 80.00%	58.30%
			Term	1.50 - 4.00 Years	3.03 Years
			Discount for Lack of Marketability	0.00% - 5.00%	5.00%
			Risk Free Rate	1.40% - 1.70%	1.62%
	592	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50% - 32.50%	30.37%
			Term	3.50 Years	3.50 Years
	1,236	Discounted Expected Recovery	Expected Recovery Rate	50.98%	50.98%
Total investments	$637,776

Level 3 Investments (dollars in thousands)	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$390,465	Discounted Cash Flows	Discount Rate	9.80% - 43.66%	16.07%
	14,882	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	33.33% -75.00%
Warrant investments	13,399	Black Scholes Option Pricing Model	Revenue Multiples	0.90x - 10.00x	4.01x
			Volatility	40.00% - 75.00%	57.81%
			Term	1.00– 4.00 Years	2.67 Years
			Discount for Lack of Marketability	0.00% - 22.70%	16.36%
			Risk Free Rate	2.40% - 3.00%	2.52%
	1,035	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	26.40%	26.40%
			Term	1.50 Years	1.50 Years
	1,084	Discounted Expected Return	Discount Rate	18.00% - 25.00%	19.21%
			Term	0.50 - 4.00 Years	2.68 Years
			Expected Recovery Rate	50.00% - 80.00%	72.23%
Equity investments	5,159	Black Scholes Option Pricing Model	Revenue Multiples	1.00x - 9.00x	6.15x
			Volatility	44.00% - 80.00%	56.00%
			Term	1.50 - 4.50 Years	2.40 Years
			Discount for Lack of Marketability	0.00% - 6.10%	6.10%
			Risk Free Rate	2.47% - 2.60%	2.52%
	3,667	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	21.40% - 32.50%	25.59%
			Term	1.50 - 4.50 Years	2.78 Years
	1,730	Discounted Expected Recovery	Expected Recovery Rate	71.00%	71.00%
Total investments	$431,421
As of December 31, 2019, the fair values for all but 24 of the Company’s debt investments were estimated using discounted cash flow models based on anticipated cash flows and a discount rate deemed most appropriate for each investment given the facts and circumstances specific to each portfolio company and market yields as of the reporting date. The fair values for 43 debt investments as of December 31, 2019 were estimated using a Probability-Weighted Expected Return Method. As of December 31, 2019, fair values for all but six warrant investment positions were estimated using an Option-Pricing Method that values individual equity classes based on their economic rights and preferences using the Black Scholes Option-Pricing Model. Two warrant investments were valued using a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. Four investments contain fee conditions which may result in cash proceeds to the Company upon a qualifying liquidity event. These investments were valued using a discounted expected return method. As of December 31, 2019, all but two equity investments were valued using the market approach or the last equity financing round. The fair market value for one investment as of December 31, 2019 was derived based on a combination of the Option-Pricing Method and the Probability-Weighted Expected Return Method. The fair market value for one investment as of December 31, 2019 was based on time discounted expected recovery.
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
Note 6. Borrowings
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, acting as administrative agent and a lender, and KeyBank National Association, TIAA Bank, and AloStar Bank of Commerce, as other lenders, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). In August 2014, the Company amended the Credit Facility to increase the total commitments available thereunder to $200 million in aggregate. In January 2018, the Company amended and renewed the Credit Facility, which, among other things, increased the total commitment by $10 million to $210 million and replaced AloStar Bank of Commerce with MUFG Union Bank, N.A as a lender. In May 2019, the Company amended and renewed the Credit Facility, which, among other things, (i) increased the total commitment by $55 million to $265 million, (ii) added an accordion feature under the Credit Facility, which allows the Company to increase the size of the Credit Facility to an amount not to exceed $400 million; and (iii) extended the revolving period of the Credit Facility from February 21, 2020 to May 31, 2021 and the maturity date of the Credit Facility from August 21, 2021 to November 30, 2022. In August 2019, the Company amended the Credit Facility to (i) increase its total commitments from $265 million to $300 million and (ii) add two new lenders, Hitachi Capital America Corporation and NBH Bank. The $35 million increase in total commitments to the Credit Facility was made under the accordion feature in the Credit Facility.
Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 55.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, Mr. James P. Labe, and the Company’s President and Chief Investment Officer, Mr. Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of December 31, 2019 and 2018, the Company was in compliance with all covenants under the Credit Facility.
At December 31, 2019 and 2018, the Company had outstanding borrowings under the Credit Facility of $262.3 million and $23.0 million, respectively, net of deferred credit facility costs of $1.6 million and $1.2 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility, paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees (in thousands)	For the Year Ended December 31,
	2019	2018	2017
Revolving Credit Facility
Interest cost charged on borrowings	$5,707	$2,234	$2,278
Unused fee	729	851	1,091
Amortization of costs and other fees	1,140	1,160	930
Revolving Credit Facility Total	$7,576	$4,245	$4,299
2020 Notes
Interest cost	$—	$—	$2,274
Amortization of costs and other fees	—	—	248
2020 Notes Total	$—	$—	$2,522
2022 Notes
Interest cost	$4,298	$4,300	$1,994
Amortization of costs and other fees	531	535	246
2022 Notes Total	$4,829	$4,835	$2,240
Total interest expense and amortization of fees	$12,405	$9,080	$9,061
During the years ended December 31, 2019 and 2018, the Company had average outstanding borrowings under the Credit Facility of $111.0 million and $45.6 million, respectively, at a weighted average interest of 5.80% and 4.83%, respectively. As of December 31, 2019 and 2018, $581.2 million and $385.9 million, respectively, of the Company’s assets were pledged for borrowings under its revolving credit facility.
2020 Notes
On August 4, 2015, the Company completed a public offering of $50.0 million in aggregate principal amount of its 6.75% Notes due 2020 (the “2020 Notes”) and received net proceeds of $48.3 million after the payment of fees and offering costs. On September 2, 2015, the Company issued an additional $4.6 million in aggregate principal amount of its 2020 Notes and received net proceeds of $4.5 million after the payment of fees and offering costs as a result of the underwriters’ partial exercise of their option to purchase additional 2020 Notes. The 2020 Notes are disclosed under “2020 Notes” in the consolidated statements of assets and liabilities, net of unamortized issuance costs. The interest expense, including amortization of debt issuance costs are summarized in the table above. The interest on the 2020 Notes was payable quarterly on January 15, April 15, July 15 and October 15, beginning on October 15, 2015. Until August 15, 2017, the 2020 Notes were listed on the New York Stock Exchange (“NYSE”) under the symbol “TPVZ”. The 2020 Notes were issued in integral principal amount multiples (“units”) of $25.
At December 31, 2016, the 2020 Notes had a market price of $25.50 per unit, resulting in an aggregate fair value of $55.7 million. The 2020 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.3 million at December 31, 2016, of deferred issuance cost which is amortized and expensed over the five year term of the 2020 Notes based on an effective yield method.
On July 14, 2017, the Company caused notices to be issued to the holders of the 2020 Notes regarding the Company’s exercise of its option to redeem all of $54.6 million in aggregate principal amount of the 2020 Notes outstanding on August 13, 2017 (the “Redemption Date”). The 2020 Notes were redeemed at par plus accrued and unpaid interest from July 15, 2017, through, but excluding, the Redemption Date, which resulted in a realized loss on debt extinguishment of $1.1 million.  As of the Redemption Date, the outstanding 2020 Notes had an aggregate principal amount of $54.6 million and accrued but unpaid interest of $0.3 million. The 2020 Notes were delisted on the NYSE effective as of August 15, 2017.
2022 Notes
On July 14, 2017, the Company completed a public offering of $65.0 million in aggregate principal amount of its 5.75% notes due 2022 (the “2022 Notes”) and received net proceeds of $62.8 million after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, the Company issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of $9.5 million after the payment of fees and offering costs. The interest on the 2022 Notes is payable quarterly on January 15, April 15, July 15 and October 15. The 2022 Notes are listed on the NYSE under the symbol “TPVY”.  The 2022 Notes were issued in units of $25. The Company used a portion of the net proceeds from the offering of the 2022 Notes to redeem all of the outstanding 2020 Notes.
The 2022 Notes mature on July 15, 2022.  The 2022 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at a redemption price of 100% of the outstanding principal amount of the 2022 Notes plus all accrued and unpaid interest. The 2022 Notes are unsecured obligations and rank pari passu, or equal in right of payment, with any of the Company’s future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; effectively subordinated to all of the Company’s future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; structurally subordinated to all of the Company’s existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities, including, without limitation, borrowings under the Credit Facility.
The indenture governing the 2022 Notes contains certain covenants, including (i) covenants requiring the Company's compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, whether or not the Company is subject to the such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC, and

(ii) covenants requiring the Company to provide financial information to the trustee, if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. These covenants are subject to limitations and exceptions that are described in the indenture. As of December 31, 2019, the Company was in compliance with these covenants.
At December 31, 2019, the 2022 Notes had a market price of $25.41 per unit, resulting in an aggregate fair value of $76.0 million. The 2022 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.3 million of deferred issuance cost at December 31, 2019, which is amortized and expensed over the five year term of the 2022 Notes based on an effective yield method.
The following table provides additional information about the level in the fair value hierarchy of the Company’s liabilities as of December 31, 2019 and 2018.

Liability (in thousands)	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$262,300	$262,300	$—	$—	$23,000	$23,000
2022 Notes, net(1)	—	73,454	—	73,454	—	72,860	—	72,860
Total	$—	$73,454	$262,300	$335,754	$—	$72,860	$23,000	$95,860
_____________

(1)	Net of debt issuance costs as of December 31, 2019 and 2018, of $1.3 million and $1.8 million, respectively.
Other Payables
As of December 31, 2019, the Company had no U.S. Treasury Bills included in its consolidated statements of assets and liabilities. On December 31, 2018, the Company purchased $20.0 million of U.S. Treasury bills for settlement on January 4, 2019. The associated payable was included in the Company’s consolidated statements of assets and liabilities as of December 31, 2018.
Note 7. Commitments and Contingencies
Commitments
As of December 31, 2019 and 2018, the Company’s unfunded commitments totaled $226.1 million to 16 portfolio companies and $294.3 million to 20 portfolio companies, respectively, of which $59.3 million and $87.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. As of December 31, 2019, of the $226.1 million of unfunded commitments, $188.1 million will expire during 2020 and $38.0 million will expire during 2021.
The Company’s credit agreements contain customary lending provisions that allow it relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for the Company.

The table below provides the Company’s unfunded commitments by portfolio company as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
Unfunded Commitments for Growth Capital Loans (unless otherwise noted)* (in thousands)	Principal Balance	Fair Value of Unfunded Commitment Liability	Principal Balance	Fair Value of Unfunded Commitment Liability
Toast, Inc.	$35,000	$115	$60,000	$115
BlueVine Capital, Inc.	30,000	—	20,000	—
Grove Collaborative, Inc.	21,750	407	10,000	81
Hims, Inc.	25,000	198	—	—
OfferUp Inc.	20,000	192	—	—
Freshly Inc.	18,000	168	—	—
Curology, Inc.	15,000	35	—	—
Capsule Corporation	10,000	179	10,000	179
Moda Operandi, Inc.	10,000	200	—	—
Signifyd, Inc.	10,000	182	—	—
Transfix, Inc.	10,000	194	—	—
Sonder USA, Inc.	8,333	98	5,000	46
Nurx Inc.	5,000	—	—	—
OneSource Virtual	5,000	—	10,000	—
Brooklinen, Inc.	3,000	174	—	—
GoEuro Corp.	—	35	30,000	365
Fiverr International, Inc.	—	—	30,000	158
Quip NYC, Inc.	—	—	25,000	514
Qubole, Inc.	—	—	15,000	78
Stance, Inc.	—	—	13,000	144
FabFitFun, Inc.	—	—	10,000	75
Factual, Inc.	—	—	10,000	143
Hired, Inc.	—	—	10,000	155
Homelight, Inc.	—	—	10,000	43
WorldRemit Limited	—	—	10,000	67
Passport Labs, Inc.	—	—	6,000	61
Tangible Play, Inc.	—	—	6,000	90
Clutter, Inc.	—	—	2,306	176
Prodigy Finance Limited	—	—	2,000	20
Total	$226,083	$2,177	$294,306	$2,510
_____________
*    Does not include $15.5 million and $25.0 million backlog of potential future commitments as of December 31, 2019 and 2018, respectively. Refer to the “Backlog of Potential Future Commitments” below.
The table above also provide the fair value of the Company’s unfunded commitment liability totaling $2.2 million and $2.5 million as of December 31, 2019 and 2018, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details regarding the Company's unfunded commitment activity during the years ended December 31, 2019 and 2018.

Commitments Activity (in thousands)	For the Year Ended December 31,
	2019		2018
Activity during the period:
New commitments *	$507,419		$508,378
Fundings	(418,093)		(263,527)	(2)
Expirations / Terminations	(167,050)	(1)	(61,000)
Unfunded commitments at beginning of period **	$294,306		$100,097
Unfunded commitments at end of period **	$226,083		$294,306
Backlog of potential future commitments	$15,500		$25,000
_____________
*   Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
**   Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

(1)	Net of repayments on revolver loans of $30.0 million

(2)	Net of repayments on revolver loans of $0.5 million
The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans as of December 31, 2019 and 2018.

Unfunded Commitments* (in thousands)	December 31, 2019	December 31, 2018
Dependent on milestones	$59,333	$87,500
Expiring during:
2019	$—	$183,306
2020	188,083	111,000
2021	38,000	—
Growth capital loans	$226,083	$294,306
_____________
*   Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration.  As of December 31, 2019 and 2018, this backlog of potential future commitments totaled $15.5 million and $25.0 million, respectively.

Note 8. Financial Highlights
The financial highlights presented below are for the years ended December 31, 2019, 2018, 2017, 2016, and 2015.

Financial Highlights (in thousands, except per share data)	For the Year Ended December 31, or as of December 31,
	2019	2018	2017	2016	2015
Per Share Data(1)
Net asset value at beginning of period	13.50	13.25	13.51	14.21	14.61
Changes in net asset value due to:
Net investment income	1.54	1.71	1.61	1.42	1.46
Net realized gains (losses) on investments	(0.02)	0.08	(0.01)	(1.28)	(0.02)
Net change in unrealized gains (losses) on investments	(0.24)	(0.01)	(0.35)	0.55	(0.40)
Net increase (decrease) from capital share transactions(1)	—	0.01	—	0.05	—
Return of capital	—	—	—	(1.20)	—
Net realized losses on extinguishment of debt	—	—	(0.07)	—	—
Distributions from net investment income	(1.44)	(1.54)	(1.44)	(0.24)	(1.44)
Net asset value at end of period	13.34	13.50	13.25	13.51	14.21

Net investment income per share	$1.54	$1.71	$1.61	$1.42	$1.46
Net increase in net assets resulting from operations per share	$1.28	$1.78	$1.18	$0.69	$1.03
Weighted average shares of common stock outstanding for period	24,844	20,488	16,324	16,160	15,042
Shares of common stock outstanding at end of period	24,923	24,780	17,730	15,981	16,302

Ratios / Supplemental Data
Net asset value at beginning of period	$334,531	$234,945	$215,863	$231,646	$144,979
Net asset value at end of period	$332,506	$334,531	$234,945	$215,863	$231,646
Average net asset value	$343,919	$275,889	$219,457	$218,881	$218,623
Stock price at end of period	$14.22	$10.89	$12.69	$11.78	$11.96

Total return based on net asset value per share(2)	9.5%	16.0%	9.6%	8.9%	9.5%
Total return based on stock price(3)	44.7%	(2.3)%	20.4%	12.9%	(9.4)%

Net investment income to average net asset value(4)	11.1%	12.7%	12.0%	10.5%	10.0%
Net increase (decrease) in net assets to average net asset value(4)	9.2%	13.3%	8.8%	5.1%	7.1%
Ratio of expenses to average net asset value(4)	10.2%	10.8%	11.5%	9.4%	9.2%
Operating expenses excluding incentive fees to average net asset value	7.9%	7.6%	8.9%	8.1%	7.3%
Income incentive fees to average net asset value	2.4%	3.2%	2.6%	1.3%	2.0%
Capital gains incentive fees to average net asset value	0.0%	0.0%	0.0%	0.0%	(0.1)%
_____________

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

(4)	Percentage is presented on an annualized basis.
The weighted average portfolio yield on total debt investments presented below is for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

Ratios (Percentages, on an annualized basis)(1)	For the Year Ended December 31, or as of December 31,
	2019	2018	2017	2016	2015
Weighted average portfolio yield on total debt investments(2)	15.0%	17.1%	16.4%	14.4%	17.0%
Coupon income	10.1%	10.7%	10.4%	10.4%	10.6%
Accretion of discount	1.1%	1.0%	0.8%	0.8%	0.8%
Accretion of end-of-term payments	1.9%	2.2%	2.0%	2.5%	4.0%
Impact of prepayments during the period	1.9%	3.2%	3.2%	0.7%	1.6%
_____________

(1)
Weighted average portfolio yields on total debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio at the beginning of each month in the period.

(2)	The weighted average portfolio yields on total debt investments reflected above do not represent actual investment returns to the Company's stockholders.
Note 9. Net Increase in Net Assets per Share
The following information sets forth the computation of basic and diluted net increase in net assets per share for the years ended December 31, 2019, 2018 and 2017.

Basic and Diluted Share Information (in thousands, except per share data)	For the Year Ended December 31,
	2019	2018	2017
Net investment income	$38,253	$34,989	$26,266
Net increase in net assets resulting from operations	$31,758	$36,562	$19,227
Basic and diluted weighted average shares of common stock outstanding	24,844	20,488	16,324
Basic and diluted net investment income per share of common stock	$1.54	$1.71	$1.61
Basic and diluted net increase in net assets resulting from operations per share of common stock	$1.28	$1.78	$1.18
Note 10.    Equity
Since inception through December 31, 2019, the Company has issued 25,087,545 shares of common stock through an initial public offering, a concurrent private placement offering in 2014, a follow-on offering in 2015, a private placement offering in 2017 and a follow-on offering and concurrent private placement offering in 2018. The Company received net proceeds from these offerings of $354.7 million, net of the portion of the underwriting sales load and offering costs paid by the Company.
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
Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the years ended December 31, 2019, 2018 and 2017, is provided in the following tables.

Issuance of Common Stock for the Year Ended December 31, 2019 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2019 distribution reinvestment	3/29/2019	40	$519	$—	$—	$13.07 per share
Second quarter 2019 distribution reinvestment	6/14/2019	39	528	—	—	$13.40 per share
Third quarter 2019 distribution reinvestment	9/16/2019	35	555	—	—	$15.68 per share
Fourth quarter 2019 distribution reinvestment	12/16/2019	28	382	—	—	$13.64 per share
Total issuance		142	$1,984	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2018 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2018 distribution reinvestment	4/6/2018	22	$249	$—	$—	$11.35 per share
Second quarter 2018 distribution reinvestment	6/15/2018	19	234	—	—	$12.08 per share
Public offering of common stock(1)	8/9/2018	6,000	82,200	—	260	$13.70 per share
Private placement(1)	8/9/2018	400	5,480	—	—	$13.70 per share
Exercise of over-allotment option	8/31/2018	525	7,191	—	—	$13.70 per share
Third quarter 2018 distribution reinvestment	9/14/2018	31	379	—	—	$12.39 per share
Fourth quarter 2018 distribution reinvestment	12/14/2018	39	448	—	—	$11.35 per share
Special 2018 distribution reinvestment	12/28/2018	14	145	—	—	$10.55 per share
Total issuance		7,050	$96,326	$—	$260
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
There was no repurchase of common stock during the years ended December 31, 2019, 2018 and 2017.
The Company had 24,922,762 and 24,780,223 shares of common stock outstanding as of December 31, 2019 and 2018, respectively.
Note 11. Distributions
The Company has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under the Code. In order to maintain its ability to be subject to tax as a RIC, among other things, the Company is required to distribute at least 90% of its net ordinary income and net realized short-term capital gains in excess of its net realized long-term capital losses, if any, to its stockholders. Additionally, to avoid a nondeductible 4% U.S. federal excise tax on certain of the Company’s undistributed income, the Company must distribute during each calendar year an amount at least equal to the sum of: (a) 98% of the Company’s ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which the Company’s capital gains exceed the Company’s capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by the Company to use its taxable year); and (c) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax.
For the tax years ended December 31, 2019, 2018, 2017, 2015 and 2014, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $259,000, $155,000 and $19,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
The following table summarizes the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to December 31, 2019. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the year ended December 31, 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
Total cash distributions				$8.52
_______________

(1)
The amount of this initial distribution reflected a quarterly dividend rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

(2)	Represents a special distribution.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company's consolidated statements of operations through December 31, 2019, 2018 and 2017, respectively. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years. For the year ended December 31, 2019, total distributions of $1.44 per share were declared and paid and represented a distribution of ordinary income and long term capital gains as a result of the Company’s earnings and profits exceeding its distributions. For the years ended December 31, 2018 and 2017, total distributions of $1.54 per share and $1.44 per share, respectively, were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for these years exceeded its distributions. As of December 31, 2019, the Company estimated it had undistributed 2019 taxable earnings of $7.3 million. The Company expects to pay this “spillover” income as part of the 2020 dividends. Since March 5, 2014 (commencement of operations) to December 31, 2019, total distributions of $8.52 per share have been paid.
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
It is the Company’s intention to distribute 100% of its annual taxable income to its stockholders and thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017.
In addition, during the year ended December 31, 2019, the Company adjusted net assets for permanent differences between financial reporting and tax reporting. These differences relate to non-deductible excise taxes that were reclassified between the following components of net assets:

	For the Year Ended December 31,
(in thousands)	2019	2018
Paid-in capital in excess of par value	$(259)	$(155)
Undistributed net investment income	259	155
Realized gains (losses)	—	—
For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains, or a combination thereof. The Company distributed $35.8 million, $33.0 million and $23.7 million, respectively, through four regular quarterly distributions during the years ended December 31, 2019, 2018 and 2017. The tax character of distributions paid for the year ended December 31, 2019 and 2018, was $35.4 million and $33.0 million from ordinary income with $0.4 million and $0.0 million in distributions made from long term capital gains, respectively. The Company expects to distribute approximately $7.3 million of undistributed taxable income in 2020 to meet its intention of distributing all of its taxable income earned in the calendar year 2019. The amount of undistributed taxable income in the calendar year 2019 arises from $7.3 million of excess ordinary income. The Company distributed $4.6 million of undistributed taxable income in 2019 to meet its intention of distributing all of its taxable income earned in the calendar year 2018. There are no differences between book and tax cost as of December 31, 2019. The Company has non-expiring capital loss carryforwards available to offset future realized capital gains of $507,000.
At December 31, 2019 and 2018, the components of distributable earnings on a tax basis are as follows:

	For the Year Ended December 31,
(in thousands)	2019	2018
Undistributed ordinary income	$7,249	$4,203
Undistributed-long term capital gains/(loss) carryforward	(507)	414
Unrealized gains (losses)	(7,537)	(1,663)
Total	$(795)	$2,954
For the year ended December 31, 2019, the Company paid $155,000 of U.S. federal excise tax and had $259,000 accrued but unpaid U.S federal excise tax as of the balance sheet. For the year ended December 31, 2018, the Company paid $19,000 of U.S. federal excise tax and had $155,000 accrued but unpaid U.S federal excise tax as of the balance sheet.
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
Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2016-2019 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The Company may remain subject to examination by the state taxing authorities for an additional year depending on the jurisdiction.
Note 13. Selected Quarterly Financial Results
The following tables set forth selected quarterly financial data for the three months ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019, and for the three months ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018.

Selected Quarterly Financial Results (unaudited) (in thousands, except per share data)	For the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total investment and other income	$17,491	$18,941	$15,690	$21,265
Net investment income	$9,915	$10,123	$7,113	$11,102
Net realized gains (losses)	$(29)	$(17)	$(1,801)	$1,226
Net unrealized gains (losses)	$1,183	$13,755	$(14,124)	$(6,688)
Net increase (decrease) in net assets resulting from operations	$11,069	$23,861	$(8,812)	$5,640

Basic and diluted net investment income per share	$0.40	$0.41	$0.29	$0.45
Basic and diluted net increase in net assets per share	$0.45	$0.96	$(0.35)	$0.23
Net asset value per common share at period end	$13.59	$14.19	$13.47	$13.34

Selected Quarterly Financial Results (unaudited) (in thousands, except per share data)	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total investment and other income	$12,619	$16,552	$17,678	$17,799
Net investment income	$5,947	$8,800	$10,012	$10,231
Net realized gains (losses)	$8	$773	$904	$(17)
Net unrealized gains (losses)	$1,988	$(1,179)	$(5)	$(899)
Net increase (decrease) in net assets resulting from operations	$7,943	$8,393	$10,912	$9,315

Basic and diluted net investment income per share	$0.34	$0.50	$0.46	$0.41
Basic and diluted net increase in net assets per share	$0.45	$0.47	$0.50	$0.38
Net asset value per common share at period end	$13.34	$13.45	$13.59	$13.50
Note 14. Subsequent Events
Dividends
On February 28, 2020, the Board declared a $0.36 per share regular quarterly dividend, payable on March 30, 2020 to stockholders of record on March 16, 2020.
Recent Portfolio Activity
From January 1, 2020 through March 4, 2020, the Company closed $96.2 million of additional debt commitments and funded $41.5 million in new investments. TPC’s direct originations platform entered into $93.5 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From January 1, 2020 through March 4, 2020, the Company received principal repayments of $5.4 million on outstanding growth capital loans from seven obligors. Subsequent do December 31, 2019, one portfolio company Casper Sleep, Inc. completed a $100 million initial public offering.
Equity Offering
In January 2020, the Company completed an underwritten offering of 5,000,000 shares of its common stock, at a public offering price of $14.08 per share, exclusive of underwriting discounts and commissions and offering expenses. In connection with the offering, the Company granted the underwriters an option to purchase up to an additional 750,000 shares of its common stock. The initial offering closed on January 13, 2020, and the Company received net proceeds of approximately $68.3 million from the sale of the shares, after deducting the underwriting discounts and commissions. On January 17, 2020, the Company received an additional $10.2 million as a result of the underwriters' full exercise of their option to purchase the additional 750,000 shares, resulting in aggregate net proceeds of $78.5 million after deducting the underwriting discounts and commissions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
1. Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well-designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
2. Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in its report which is included herein.
Attestation Report of the Registered Public Accounting Firm
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which is set forth above under the heading “Reports of Independent Registered Public Accounting Firm” in Item 8 of this Annual Report on Form 10-K.
3. Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
Fees and Expenses
The following table is being provided to update, as of December 31, 2019, certain information in our registration statement on Form N-2 (File No. 223924), declared effective by the SEC on June 5, 2019. The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder Transaction Expenses:
Sales load payable by us (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as percentage of net assets attributable to common stock):
Base management fee payable under the Investment Advisory Agreement	2.58%	(4)
Incentive fee payable under the Investment Advisory Agreement (20% of net investment income and realized capital gains)	2.44%	(5)
Interest payments on borrowed funds	3.73%	(6)
Other expenses	1.82%	(7)
Total annual expenses	10.57%
_______________

(1)	In the event that the securities under are sold to or through underwriters or agents, a corresponding prospectus or prospectus supplement will disclose the applicable sales load.

(2)
The prospectus supplement corresponding to each offering will disclose the applicable estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.

(3)
The expenses associated with the administration of the dividend reinvestment plan are included in “Other expenses.” The plan administrator’s fees will be paid by us. We will not charge any brokerage charges or other charges to stockholders who participate in the plan. However, your own broker may impose brokerage charges in connection with your participation in the plan.

(4)
Our base management fee, payable quarterly in arrears, is calculated at an annual rate of 1.75% of our average adjusted gross assets, including assets purchased with borrowed amounts and other forms of leverage. See “Business-Management Agreements-Investment Advisory Agreement” in this Annual Report on Form 10-K for more information.

(5)
Assumes that annual incentive fees earned by our Adviser, remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the year December 31, 2019 adjusted for any equity issuances. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable.

Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since March 5, 2014.

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

(6)
“Interest payments on borrowed funds” represent our annual interest payment, fees and credit facility expenses based on results of operations for the year ended December 31, 2019, including with respect to the Credit Facility and the 2022 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board’s and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.

(7)
“Other expenses” (approximately $6.0 million) represent amounts which are based upon the results of our operations for the year ended December 31, 2019, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$115	$265	$405	$720
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized gains	$125	$291	$443	$771
_______________

(1)	Assumes no return from net realized capital gains or net unrealized capital appreciation.
While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. As noted, the example includes the realized capital gains fee from the Investment Advisory Agreement but does not include the income incentive fee under the Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above. If we achieve sufficient returns on our investments to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher.
Further, while the example assumes reinvestment of all distributions at net asset value, participants in our dividend reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by (a) 95% of the market price per share of our common stock at the close of trading on the payment date fixed by the Board in the event that newly issued shares of our common stock are used to implement the dividend reinvestment plan, or (b) the average purchase price of all shares of common stock purchased by the plan administrator in the event that shares are purchased in the open market to implement the requirements of the dividend reinvestment plan, which may be at, above or below net asset value.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
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
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

(b)	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate(3)

4.2	Indenture between TriplePoint Venture Growth BDC Corp. and U.S. National Bank Association, as trustee, dated July 31, 2015(4)

4.3	Second Supplemental Indenture relating to the 5.75% Notes due 2022, by and between TriplePoint Venture Growth BDC Corp and U.S. National Bank Association, as trustee, dated July 14, 2017(5)

4.4	Form of Global Note with respect to the 5.75% Notes due 2022(6)

4.5	Description of TriplePoint Venture Growth BDC Corp.’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934(*)

10.1	Dividend Reinvestment Plan(7)

10.2	Investment Advisory Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Advisers LLC, dated February 18, 2014(8)

10.3	Custody Agreement between TriplePoint Venture Growth BDC Corp. and U.S. Bank, N.A., dated February 26, 2014(9)

10.4	Administration Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Administrator LLC, dated February 18, 2014(10)

10.5	License Agreement between TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, dated February 18, 2014(11)

10.6	Form of Indemnification Agreement between TriplePoint Venture Growth BDC Corp. and each of its directors and executive officers(12)

10.7
Receivables Financing Agreement, dated as of February 21, 2014, among TPVG Variable Funding Company LLC, as borrower, TriplePoint Venture Growth BDC Corp., individually and as collateral manager and as sole equityholder of the borrower, Portfolio Financial Servicing Company, as backup collateral manager, the lenders from time to time parties thereto, Deutsche Bank AG New York Branch, as facility agent, Deutsche Bank Trust Company Americas, as paying agent, the other agents parties thereto and U.S. Bank National Association, as custodian, as amended and conformed through Amendment No. 10 dated August 27, 2019(13)

10.8	Pledge Agreement between TriplePoint Venture Growth BDC Corp., TPVG Variable Funding Company LLC and Deutsche Bank AG, dated February 21, 2014(14)

10.9	Blocked Account Control Agreement between TPVG Variable Funding Company LLC, Deutsche Bank AG and U.S. Bank, National Association, dated February 21, 2014(15)

10.10
Securities Purchase Agreement, dated as of October 25, 2017, by and between the Company and certain investment funds managed by the Alternative Investments  & Manager Selection Group of Goldman Sachs Asset Management, L.P.(16)

10.11	Securities Purchase Agreement, by and between TriplePoint Venture Growth BDC Corp., NorthStar Real Estate Capital Income Master Fund and Colony Capital Focus Fund, LP, dated August 6, 2018(17)

10.12	Securities Purchase Agreement, dated as of October 25, 2017, by and between the Company and James P. Labe, Sajal K. Srivastava, and Andrew J. Olson(18)

21.1	List of Subsidiaries(*)

23.1	Consent of Deloitte & Touche LLP(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

99.1	Report of Deloitte & Touche LLP on Senior Securities Table(*)

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

(4)	Incorporated by reference to Exhibit (1) to the Registrant’s Form 8-A (File No. 001-36328) on August 4, 2015.

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

(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on August 28, 2019.

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

(17)
Incorporated by reference to Exhibit (k) (14) to the Registrant’s Post-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-223924) filed on August 9, 2018.

(18)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on October 26, 2017.
(*)    Filed herewith.

(c)	Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Venture Growth BDC Corp.
Date: March 4, 2020	By:	/s/ JAMES P. LABE
James P. Labe
Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 4, 2020.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 4, 2020
James P. Labe

By:	/s/ CHRISTOPHER M. MATHIEU	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2020
Christopher M. Mathieu

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President, Secretary, Treasurer and Director	March 4, 2020
Sajal K. Srivastava

By:	/s/ GILBERT E. AHYE	Director	March 4, 2020
Gilbert E. Ahye

By:	/s/ STEVEN P. BIRD	Director	March 4, 2020
Steven P. Bird

By:	/s/ STEPHEN A. CASSANI	Director	March 4, 2020
Stephen A. Cassani

By:	/s/ CYNTHIA M. FORNELLI	Director	March 4, 2020
Cynthia M. Fornelli