Form 10-Q
period 2020-03-31
TriplePoint Venture Growth BDC Corp.
filed 2020-05-06
CIK 1580345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________________________________________________________________
Form 10-Q
________________________________________________________________________________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
As of May 6, 2020, the Registrant had 30,746,131 shares of common stock, $0.01 par value per share, outstanding.

TriplePoint Venture Growth BDC Corp.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Investments at fair value (amortized cost of $737,726 and $660,675, respectively)	$713,155	$653,129
Cash	84,693	20,285
Restricted cash	887	6,156
Deferred credit facility costs	1,319	1,603
Prepaid expenses and other assets	2,971	2,975
Total assets	$803,025	$684,148

Liabilities
Revolving Credit Facility	$257,000	$262,300
2022 Notes, net	73,581	73,454
2025 Notes, net	69,054	—
Base management fee payable	2,774	2,462
Income incentive fee payable	—	1,362
Payable to directors and officers	—	86
Other accrued expenses and liabilities	5,620	11,978
Total liabilities	$408,029	$351,642
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share (450,000 shares authorized; 30,746 and 24,923 shares issued and outstanding, respectively)	307	249
Paid-in capital in excess of par value	411,644	333,052
Total distributable earnings (loss)	(16,955)	(795)
Total net assets	$394,996	$332,506
Total liabilities and net assets	$803,025	$684,148

Net asset value per share	$12.85	$13.34

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2020	2019
Investment income
Interest income from investments	$20,274	$17,147
Other income
Expirations / terminations of unfunded commitments	548	158
Other fees	19	186
Total investment and other income	20,841	17,491

Operating expenses
Base management fee	2,774	1,761
Income incentive fee	—	2,479
Interest expense and amortization of fees	4,162	2,203
Administration agreement expenses	681	422
General and administrative expenses	987	711
Total operating expenses	8,604	7,576

Net investment income	12,237	9,915

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	(330)	(29)
Net change in unrealized gains (losses) on investments	(17,025)	1,183
Net realized and unrealized gains (losses)	(17,355)	1,154

Net increase (decrease) in net assets resulting from operations	$(5,118)	$11,069

Basic and diluted net investment income per share	$0.41	$0.40
Basic and diluted net increase (decrease) in net assets per share	$(0.17)	$0.45
Basic and diluted weighted average shares of common stock outstanding	29,883	24,782

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance at December 31, 2018	24,780	$248	$331,329	$2,954	$334,531
Net increase (decrease) in net assets resulting from operations	—	—	—	11,069	11,069
Distributions reinvested in common stock	40	—	518	—	518
Distributions from net investment income	—	—	—	(8,919)	(8,919)
Balance at March 31, 2019	24,820	$248	$331,847	$5,104	$337,199

Balance at December 31, 2019	24,923	$249	$333,052	$(795)	$332,506
Net increase (decrease) in net assets resulting from operations	—	—	—	(5,118)	(5,118)
Issuance of common stock	5,750	57	78,180	—	78,237
Distributions reinvested in common stock	73	1	412	—	413
Distributions from net investment income	—	—	—	(11,042)	(11,042)
Balance at March 31, 2020	30,746	$307	$411,644	$(16,955)	$394,996

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(5,118)	$11,069
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(79,519)	(89,629)
Sales (purchase) of short-term investments, net	—	(29,995)
Principal payments and proceeds from investments	6,813	70,550
Payment-in-kind interest on investments	(852)	(771)
Net change in unrealized (gains) losses on investments	17,025	(1,183)
Net realized (gains) losses on investments	330	29
Amortization and accretion of premiums and discounts, net	(1,335)	(906)
(Accretion) reduction of end-of-term payments, net of prepayments	(2,488)	(2,329)
Amortization of debt fees and issuance costs	412	390
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	—	29,995
Prepaid expenses and other assets	4	(1,273)
Base management fee payable	312	36
Income incentive fee payable	(1,362)	(79)
Payable to directors and officers	(86)	3
Other accrued expenses and liabilities	(6,358)	(3,244)
Net cash (used in) provided by operating activities	(72,222)	(17,337)
Cash Flows from Financing Activities:
(Repayments) borrowings under revolving credit facility, net	(5,300)	57,776
Distributions paid, net	(10,629)	(8,401)
Proceeds from issuance of 2025 Notes	69,054	—
Proceeds from issuance of common stock	78,236	—
Net cash provided by (used in) financing activities	131,361	49,375
Net change in cash and restricted cash	59,139	32,038
Cash and restricted cash at beginning of period	26,441	9,949
Cash and restricted cash at end of period	$85,580	$41,987

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,685	$1,693
Distributions reinvested	$413	$518
Offering costs yet to be paid	$—	$20

	For the Three Months Ended March 31,
	2020	2019
Cash	$84,693	$35,973
Restricted cash	887	6,014
Total cash and restricted cash shown in the statement of cash flows	$85,580	$41,987

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Biofuels / Biomass
Harvest Power, Inc.(7)	Growth Capital Loan (7.00% interest rate, 9.00% EOT payment)	3/5/2014	$9,579	$11,085	$400	4/30/2021
Total Biofuels / Biomass - 0.10%*			9,579	11,085	400

Buildings and Property
Knotel, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	2/28/2019	9,000	9,179	8,732	8/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	3/25/2019	6,000	6,104	5,792	9/30/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	4/18/2019	9,000	9,134	8,646	10/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	9/30/2019	6,000	6,002	5,615	3/31/2023
Total Buildings and Property - 7.29%*			30,000	30,419	28,785

Business Applications Software
Farmer's Business Network, Inc.	Growth Capital Loan (12.00% interest rate)	2/13/2020	3,333	3,296	3,272	2/28/2022
	Growth Capital Loan (12.00% interest rate)	3/11/2020	6,667	6,590	6,539	3/31/2022
			10,000	9,886	9,811
HI.Q, Inc.	Growth Capital Loan (11.00% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,153	13,050	6/30/2023
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 2.00% EOT payment)	6/29/2018	9,109	9,533	9,580	6/30/2022
	Growth Capital Loan (Prime + 2.00% interest rate, 0.25% EOT payment)	11/5/2019	5,000	5,012	5,016	5/31/2020
	Growth Capital Loan (Prime + 0.75% interest rate, 0.25% EOT payment)	1/31/2020	3,000	2,986	2,987	4/30/2020
			17,109	17,531	17,583
Passport Labs, Inc.	Growth Capital Loan (9.75% interest rate, 5.25% EOT payment)	10/11/2018	19,000	18,983	18,266	8/31/2023
	Growth Capital Loan (10.25% interest rate, 5.25% EOT payment)	5/15/2019	6,000	5,940	5,689	3/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/15/2019	5,000	4,971	4,760	5/31/2024
			30,000	29,894	28,715
Quantcast Corporation	Growth Capital Loan (Prime + 6.25% interest rate, 6.00% EOT payment)	3/12/2018	7,930	8,557	8,575	3/31/2021
Total Business Applications Software - 19.68%*			78,289	79,021	77,734

Business to Business Marketplace
Adjust GmbH(1)(3)	Growth Capital Loan (Prime + 4.75% interest rate, 2.50% PIK interest rate)	1/29/2019	20,603	20,366	20,473	1/31/2022
	Growth Capital Loan (Prime + 4.75% interest rate, 2.50% PIK interest rate)	1/18/2019	8,247	8,153	8,196	1/31/2022
			28,850	28,519	28,669
Factual, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 7.75% EOT payment)	12/23/2019	10,000	9,904	9,981	12/31/2022
Total Business to Business Marketplace - 9.78%*			38,850	38,423	38,650

Commercial Services
Transfix, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 2.00% EOT payment)	12/23/2019	10,000	9,853	9,785	12/31/2021
Total Commercial Services - 2.48%*			10,000	9,853	9,785

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Non-Durables
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 4.10% interest rate, 5.35% EOT payment)	10/11/2019	$10,000	$9,832	$9,751	4/30/2023
Total Consumer Non-Durables - 2.47%*			10,000	9,832	9,751

Consumer Products and Services
Clutter, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	10/30/2018	6,303	6,416	6,416	10/31/2020
	Growth Capital Loan (Prime + 4.50% interest rate, 4.00% EOT payment)	10/30/2018	5,000	5,040	5,040	10/31/2021
	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	12/27/2018	1,391	1,408	1,408	12/31/2020
	Growth Capital Loan (Prime + 4.50% interest rate, 4.00% EOT payment)	2/1/2019	1,932	1,934	1,934	1/31/2022
			14,626	14,798	14,798
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.75% EOT payment)	2/26/2019	4,000	4,030	3,912	2/28/2022
	Growth Capital Loan (Prime + 5.00% interest rate, 9.75% EOT payment)	4/4/2019	6,000	6,014	5,824	4/30/2022
			10,000	10,044	9,736
Quip NYC, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	4/16/2019	10,000	9,961	9,730	4/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	6/26/2019	5,000	4,956	4,833	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	6/26/2019	5,000	4,956	4,833	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	9/26/2019	5,000	4,923	4,789	9/30/2022
			25,000	24,796	24,185
Total Consumer Products and Services - 12.33%*			49,626	49,638	48,719

Consumer Retail
LovePop, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 6.75% EOT payment)	11/5/2018	10,000	10,174	10,031	11/30/2021
Total Consumer Retail - 2.54%*			10,000	10,174	10,031

Database Software
Qubole Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 6.75% EOT payment)	12/27/2019	10,000	9,897	9,795	12/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 6.75% EOT payment)	12/27/2019	5,000	4,948	4,897	12/31/2023
Total Database Software - 3.72%*			15,000	14,845	14,692

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (10.50% interest rate, 6.00% EOT payment)	2/26/2018	3,149	3,357	3,357	2/28/2021
	Growth Capital Loan (Prime + 6.50% interest rate, 6.50% EOT payment)	11/19/2019	5,000	4,887	4,887	11/30/2022
	Growth Capital Loan (Prime + 6.50% interest rate, 6.50% EOT payment)	11/19/2019	5,000	4,887	4,887	11/30/2022
	Growth Capital Loan (Prime + 6.50% interest rate, 6.50% EOT payment)	11/19/2019	5,000	4,887	4,887	11/30/2022
			18,149	18,018	18,018

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Outfittery GMBH(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 11.00% EOT payment)(2)	8/11/2017	$6,925	$7,149	$6,519	8/31/2022
	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)(2)	6/7/2018	2,118	2,196	2,031	6/30/2021
	Growth Capital Loan (12.75% interest rate, 9.00% EOT payment)(2)	12/28/2018	2,294	2,292	2,173	12/31/2021
	Growth Capital Loan (Prime + 7.25% interest rate, 9.00% EOT payment)(2)	8/7/2019	3,947	3,802	3,642	8/31/2022
	Growth Capital Loan (Prime + 7.25% interest rate, 9.00% EOT payment)(2)	9/23/2019	3,305	3,028	2,968	9/30/2022
	Revolver (11.00% interest rate, 2.00% EOT payment)(2)	3/5/2020	1,673	1,571	1,536	12/31/2020
			20,262	20,038	18,869
Stance, Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 5.50% EOT payment)	11/1/2018	2,000	2,103	2,104	4/30/2020
Total E-Commerce - Clothing and Accessories - 9.87%*			40,411	40,159	38,991

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 5.50% EOT payment)	9/28/2018	10,000	10,155	10,063	9/30/2021
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 1.25% interest rate, 1.25% EOT payment)	12/31/2019	2,750	2,746	2,743	6/30/2020
	Growth Capital Loan (Prime + 1.25% interest rate, 1.25% EOT payment)(2)	1/31/2020	11,000	10,933	10,917	7/31/2020
	Growth Capital Loan (Prime + 2.25% interest rate, 4.75% EOT payment)(2)	1/31/2020	8,250	8,190	8,153	4/30/2021
	Growth Capital Loan (Prime + 2.25% interest rate, 4.75% EOT payment)(2)	1/31/2020	2,667	2,647	2,635	4/30/2021
			24,667	24,516	24,448
Total E-Commerce - Personal Goods - 8.74%*			34,667	34,671	34,511

Entertainment
Mind Candy Limited(1)(3)	Growth Capital Loan (9.00% PIK interest rate, 9.50% EOT payment)	6/25/2014	13,039	12,900	12,387	6/30/2022
	Growth Capital Loan (9.00% PIK interest rate)(2)	3/17/2020	1,004	1,004	938	3/31/2023
			14,043	13,904	13,325
Roli, Ltd.(1)(3)(7)	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)(2)	5/23/2018	10,732	10,767	6,952	5/31/2021
	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)(2)	5/23/2018	1,341	1,346	869	5/31/2021
	Growth Capital Loan (11.25% interest rate, 9.50% EOT payment)(2)	7/16/2018	1,325	1,317	861	7/31/2021
	Revolver (Prime + 3.25% interest rate, 5.00% EOT payment)(2)	7/5/2018	129	129	85	10/31/2020
	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)(2)	7/5/2018	1,898	1,898	1,245	10/31/2020
	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)(2)	9/27/2018	4,556	4,556	3,001	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 10.00% EOT payment)(2)	6/5/2019	1,283	1,340	911	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	7/9/2019	627	627	433	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	8/28/2019	538	538	381	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	10/24/2019	4,925	4,925	3,292	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	2/21/2020	387	387	371	3/15/2020
			27,741	27,830	18,401
Total Entertainment - 8.03%*			41,784	41,734	31,726

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Financial Institution and Services
Prodigy Finance Limited(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/5/2017	$18,000	$19,124	$18,448	12/31/2020
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	3/7/2018	2,200	2,310	2,204	3/31/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	7/31/2018	3,300	3,413	3,210	7/31/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	8/8/2018	2,500	2,579	2,417	8/31/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	1,500	1,542	1,440	9/30/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	2,500	2,570	2,401	9/30/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	11/15/2018	6,000	6,124	5,681	11/30/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/6/2018	4,000	4,068	3,761	12/31/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	4/30/2019	133	134	122	4/30/2022
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	8/6/2019	267	264	238	8/31/2022
Total Financial Institution and Services - 10.11%*			40,400	42,128	39,922

Food & Drug
Freshly Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 5.00% EOT payment)	10/9/2019	6,000	5,745	5,691	10/31/2022
	Growth Capital Loan (Prime + 4.50% interest rate, 6.75% EOT payment)	12/30/2019	3,000	2,865	2,843	12/31/2022
	Growth Capital Loan (Prime + 6.00% interest rate, 6.50% EOT payment)	12/30/2019	3,000	2,863	2,839	6/30/2022
	Growth Capital Loan (Prime + 4.50% interest rate, 6.75% EOT payment)	3/20/2020	3,000	2,837	2,812	3/31/2023
Total Food & Drug - 3.59%*			15,000	14,310	14,185

Healthcare Technology Systems
Nurx Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 7.75% EOT payment)	11/5/2019	20,000	19,809	19,638	11/30/2023
Total Healthcare Technology Systems - 4.97%*			20,000	19,809	19,638

Household & Office Goods
Brooklinen, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 7.75% EOT payment)	11/5/2019	1,000	852	852	11/30/2022
Casper Sleep Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 7.50% EOT payment)	8/9/2019	15,000	14,867	14,349	8/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 6.25% EOT payment)	11/1/2019	15,000	14,836	14,413	10/31/2022
			30,000	29,703	28,762
Total Household & Office Goods - 7.50%*			31,000	30,555	29,614

Human Resources/Recruitment
Hired, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 6.00% EOT payment)	3/6/2019	5,000	5,016	4,986	9/30/2022
	Growth Capital Loan (Prime + 6.50% interest rate, 7.25% EOT payment)	3/6/2019	5,000	5,019	4,980	3/31/2022
Total Human Resources/Recruitment - 2.52%*			10,000	10,035	9,966

Multimedia and Design Software
Pencil and Pixel, Inc.	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	3/20/2020	10,000	9,753	9,502	3/31/2023
Total Multimedia and Design Software - 2.41%*			10,000	9,753	9,502

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Network Systems Management Software
Virtual Instruments Corporation	Growth Capital Loan (10.00% interest rate)	4/4/2016	$5,000	$5,000	$5,218	4/4/2021
	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	30,816	30,816	28,462	4/4/2022
Total Network Systems Management Software - 8.53%*			35,816	35,816	33,680

Other Financial Services
Upgrade, Inc.	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	1/18/2019	6,000	6,077	5,942	1/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	1/18/2019	1,522	1,539	1,505	1/31/2023
	Growth Capital Loan (9.25% interest rate, 2.75% EOT payment)	1/18/2019	6,391	6,604	6,535	1/31/2021
	Growth Capital Loan (9.50% interest rate, 6.25% EOT payment)	3/1/2019	5,857	5,957	5,886	2/28/2022
Total Other Financial Services - 5.03%*			19,770	20,177	19,868

Real Estate Services
HomeLight, Inc.	Growth Capital Loan (13.00% interest rate)	4/16/2019	2,000	1,973	1,973	4/30/2022
Sonder USA, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 5.25% EOT payment)	12/28/2018	20,000	20,174	19,868	6/30/2022
	Growth Capital Loan (Prime + 5.75% interest rate, 4.75% EOT payment)	3/6/2020	5,000	4,934	4,792	3/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 4.75% EOT payment)	3/6/2020	2,000	1,961	1,905	3/31/2024
			27,000	27,069	26,565
Total Real Estate Services - 7.22%*			29,000	29,042	28,538

Restaurant / Food Service
Munchery, Inc.(7)	Growth Capital Loan (Prime + 8.25% interest rate, 8.75% EOT payment)	6/30/2016	2,589	2,729	1,435	6/30/2019
	Growth Capital Loan (Prime + 8.25% interest rate)(2)	4/25/2018	300	300	158	6/30/2019
Total Restaurant / Food Service - 0.40%*			2,889	3,029	1,593

Security Services
ForgeRock, Inc.	Growth Capital Loan (Prime + 2.90% interest rate, 8.00% EOT payment)	3/27/2019	10,000	10,040	9,940	9/30/2022
	Growth Capital Loan (Prime + 3.70% interest rate, 8.00% EOT payment)	9/30/2019	10,000	9,919	9,813	12/31/2022
	Growth Capital Loan (Prime + 4.50% interest rate, 8.00% EOT payment)	12/23/2019	10,000	9,863	9,760	12/31/2022
Total Security Services - 7.47%*			30,000	29,822	29,513

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 7.25% EOT payment)	10/21/2019	10,000	9,907	9,677	4/30/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 7.25% EOT payment)	11/27/2019	5,000	4,937	4,819	5/31/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 7.25% EOT payment)	1/6/2020	10,000	9,836	9,584	7/31/2022
Total Shopping Facilitators - 6.10%*			25,000	24,680	24,080

Social/Platform Software
ClassPass, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% EOT payment)	8/15/2019	15,000	14,948	14,669	8/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% EOT payment)	9/30/2019	15,000	14,902	14,616	9/30/2023
Total Social/Platform Software - 7.41%*			30,000	29,850	29,285

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (10.25% interest rate, 4.00% EOT payment)	10/30/2019	$20,000	$19,595	$19,179	10/31/2022
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	9,664	9,312	3/31/2024
Total Travel & Leisure - 7.21%*			30,000	29,259	28,491

Wireless Communications Equipment
Cambridge Broadband Network Limited(1)(3)(7)	Growth Capital Loan (Prime + 11.75% interest rate)	9/3/2014	6,701	6,701	—	12/31/2021
	Growth Capital Loan (12.00% PIK interest rate)(2)	3/5/2019	375	375	50	12/31/2019
	Growth Capital Loan (12.00% PIK interest rate)(2)	4/4/2019	375	375	50	12/31/2019
Total Wireless Communications Equipment - 0.03%*			7,451	7,451	100

Total Debt Investments - 167.53%*			$704,532	$705,570	$661,750

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$148
Total Advertising / Marketing - 0.04%*			48,500	35	148

Building Materials/Construction Machinery
View, Inc.	Preferred Stock(2)	6/13/2017	4,545,455	500	591
Total Building Materials/Construction Machinery - 0.15%*			4,545,455	500	591

Buildings and Property
Knotel, Inc.	Preferred Stock	2/19/2019	360,260	159	288
Total Buildings and Property - 0.07%*			360,260	159	288

Business Applications Software
Farmer's Business Network, Inc.	Preferred Stock	1/3/2020	30,568	27	27
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
HI.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	437
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	222
Passport Labs, Inc.	Preferred Stock	9/28/2018	21,929	303	518
Quantcast Corporation	Cash Exit Fee(5)	8/9/2018	—	213	161
Toast, Inc.	Preferred Stock(2)	2/1/2018	26,325	27	401
Total Business Applications Software - 1.07%*			1,303,987	2,467	4,246

Business to Business Marketplace
Factual, Inc.	Preferred Stock	9/4/2018	47,072	86	56
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	37
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*			180,838	206	204

Commercial Services
Transfix, Inc.	Preferred Stock	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*			133,502	188	188

Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Preferred Stock(2)	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.05%*			323,381	670	205

Consumer Non-Durables
Hims, Inc.	Preferred Stock(2)	11/27/2019	198,126	73	131
Imperfect Foods, Inc.	Preferred Stock	6/6/2019	43,746	189	279
Total Consumer Non-Durables - 0.10%*			241,872	262	410

Consumer Products and Services
Clutter, Inc.	Preferred Stock	10/18/2018	77,434	363	403
Outdoor Voices, Inc.	Common Stock	2/26/2019	255,000	360	43
Quip NYC, Inc.	Preferred Stock	11/26/2018	41,272	455	455
Total Consumer Products and Services - 0.23%*			373,706	1,178	901

Consumer Retail
LovePop, Inc.	Preferred Stock	10/23/2018	163,463	168	127
Total Consumer Retail - 0.03%*			163,463	168	127

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Database Software
Qubole Inc.	Preferred Stock	11/21/2018	265,266	$122	$122
Total Database Software - 0.03%*			265,266	122	122

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	11/20/2017	173,341	521	364
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017	—	1,426	1,155
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	591
	Common Stock(2)	11/25/2015	149,203	1,081	1,611
			237,240	1,294	2,202
Stance, Inc.	Preferred Stock	3/31/2017	75,000	41	70
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018	—	39	52
Total E-Commerce - Clothing and Accessories - 0.97%*			485,581	3,321	3,843

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Preferred Stock	9/7/2018	336,304	269	424
Grove Collaborative, Inc.	Preferred Stock	4/2/2018	202,506	168	964
	Preferred Stock	5/22/2019	109,114	228	313
			311,620	396	1,277
Total E-Commerce - Personal Goods - 0.43%*			647,924	665	1,701

Educational/Training Software
Varsity Tutors LLC	Preferred Stock(2)(5)	3/13/2017	240,590	65	185
Total Educational/Training Software - 0.05%*			240,590	65	185

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock	3/24/2017	278,209	922	193
Roli, Ltd.(1)(3)	Preferred Stock(2)	5/23/2018	102,247	644	5
Total Entertainment - 0.05%*			380,456	1,566	198

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Preferred Stock	12/5/2017	41,046	775	958
Revolut Ltd.(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	285
	Preferred Stock(2)	10/29/2019	7,945	324	117
			14,198	364	402
WorldRemit Ltd.(1)(3)	Preferred Stock(2)	12/23/2015	128,288	382	478
	Preferred Stock(2)	12/23/2015	46,548	136	136
			174,836	518	614
Total Financial Institution and Services - 0.73%*			501,373	2,018	2,883

Food & Drug
Capsule Corp.	Preferred Stock(2)	1/17/2020	135,022	254	254
	Cash Exit Fee(2)(5)	12/28/2018	—	129	129
			135,022	383	383
Freshly Inc.	Preferred Stock	10/7/2019	107,732	580	580
	Preferred Stock	10/7/2019	31,299	109	109
			139,031	689	689
Total Food & Drug - 0.27%*			274,053	1,072	1,072

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

General Media and Content
BZ Holdings, Inc. (fka TechMediaNetwork, Inc.)	Preferred Stock(2)	3/17/2014	72,234	$31	$68
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	1,347
Total General Media and Content - 0.36%*			846,586	655	1,415

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	58
Groop Internet Platfom, Inc.	Preferred Stock(2)	5/15/2019	50,881	128	38
Nurx Inc.	Preferred Stock	8/19/2019	136,573	216	216
Total Healthcare Technology Systems - 0.08%*			223,474	402	312

Household & Office Goods
Brooklinen, Inc.	Preferred Stock	10/31/2019	—	—	—
Casper Sleep Inc.	Preferred Stock	3/1/2019	21,736	240	24
Total Household & Office Goods - 0.01%*			21,736	240	24

Human Resources/Recruitment
Hired, Inc.	Preferred Stock	9/21/2018	93,141	156	74
Total Human Resources/Recruitment - 0.02%*			93,141	156	74

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*			8,036	112	—

Multimedia and Design Software
Pencil and Pixel, Inc.	Preferred Stock	2/28/2020	119,474	133	133
Total Multimedia and Design Software - 0.03%*			119,474	133	133

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	54
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	112
Total Network Systems Management Software - 0.04%*			52,390	186	166

Other Financial Services
Upgrade, Inc.	Preferred Stock	1/18/2019	744,225	223	112
Total Other Financial Services - 0.03%*			744,225	223	112

Real Estate Services
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	124
Sonder Holdings Inc.	Preferred Stock	12/28/2018	136,511	232	613
	Preferred Stock	3/4/2020	14,291	42	42
			150,802	274	655
Total Real Estate Services - 0.20%*			204,806	318	779

Security Services
ForgeRock, Inc.	Preferred Stock	3/30/2016	195,992	155	110
	Preferred Stock	3/30/2016	161,724	340	45
Total Security Services - 0.04%*			357,716	495	155

Shopping Facilitators
Moda Operandi, Inc.	Preferred Stock	9/27/2019	34,538	343	1,099
OfferUp Inc.	Preferred Stock(2)	12/23/2019	44,788	42	42
Total Shopping Facilitators - 0.29%*			79,326	385	1,141

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Social/Platform Software
ClassPass, Inc.	Preferred Stock	3/18/2019	84,507	$281	$280
Total Social/Platform Software - 0.07%*			84,507	281	280

Transportation
Bird Rides, Inc.	Preferred Stock(2)	4/18/2019	68,111	193	264
Total Transportation - 0.07%*			68,111	193	264

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	3/26/2018	12,027	362	289
Inspirato, LLC	Preferred Units(2)	4/25/2013	1,994	37	45
Total Travel & Leisure - 0.08%*			14,021	399	334

Wireless Communications Equipment
Cambridge Broadband Network Limited(1)(3)	Preferred Shares	9/3/2014	33,000	95	—
Total Wireless Communications Equipment - 0.00%*			33,000	95	—

Total Warrant Investments - 5.70%*				$18,935	$22,501

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2020
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	$250	$356
Medallia, Inc.	Common Stock(2)(10)	11/13/2014	48,616	11	974
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Total Business Applications Software - 0.36%*			85,126	361	1,433

Communications Software
Pluribus Networks, Inc.	Preferred Stock(2)	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.51%*			722,073	2,000	2,000

Consumer Non-Durables
Hims, Inc.	Preferred Stock(2)	4/29/2019	144,092	500	506
Total Consumer Non-Durables - 0.13%*			144,092	500	506

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	500	611
Total E-Commerce - Clothing and Accessories - 0.15%*			67,934	500	611

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	6/5/2018	134,249	500	975
Total E-Commerce - Personal Goods - 0.25%*			134,249	500	975

Educational/Training Software
Varsity Tutors LLC	Preferred Stock(2)	1/5/2018	92,470	250	256
Total Educational/Training Software - 0.06%*			92,470	250	256

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	1,000
Total Entertainment - 0.25%*			511,665	1,000	1,000

Financial Institution and Services
GoGreenHost AB(1)(3)	Preferred Stock(2)	12/1/2017	1	2,134	1,168
Revolut Ltd.(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	1,447
Total Financial Institution and Services - 0.66%*			25,921	2,426	2,615

Food & Drug
Capsule Corp.	Preferred Stock(2)	7/25/2019	75,013	500	500
Total Food & Drug - 0.13%*			75,013	500	500

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	238
	Common Stock(2)	1/14/2020	142,855	404	404
			208,855	600	642
Groop Internet Platfom, Inc.	Preferred Stock(2)	5/15/2019	90,859	250	250
Nurx Inc.	Preferred Stock(2)	5/31/2019	136,572	1,000	1,004
Total Healthcare Technology Systems - 0.48%*			436,286	1,850	1,896

Household & Office Goods
Casper Sleep Inc.	Common Stock(2)(10)	6/19/2017	35,722	1,000	141
Total Household & Office Goods - 0.04%*			35,722	1,000	141

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2020
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	$400	$606
Total Network Systems Management Software - 0.15%*			60,342	400	606

Real Estate Services
Sonder Holdings Inc.(1)	Preferred Stock(2)	5/17/2019	29,773	312	312
Total Real Estate Services - 0.08%*			29,773	312	312

Security Services
CrowdStrike, Inc.	Common Stock(2)(10)	10/13/2017	278,747	1,072	15,521
Total Security Services - 3.93%*			278,747	1,072	15,521

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	266
Inspirato, LLC	Preferred Units(2)(4)	9/11/2014	1,948	250	266
Total Travel & Leisure - 0.13%*			4,310	550	532

Total Equity Investments - 7.32%*				$13,221	$28,904

Total Investments in Portfolio Companies - 180.55%*(11)				$737,726	$713,155

Total Investments - 180.55%*(9)				$737,726	$713,155
_______________

(1)
Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2020 non-qualifying assets represented 19.4% of the Company’s total assets, at fair value.

(2)	As of March 31, 2020, this investment was not pledged as collateral as part of the Company’s revolving credit facility.

(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

(5)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.

(6)
Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $25.7 million, $50.2 million, and $24.6 million, respectively. The tax cost of investments is $737.7 million.

(7)
Debt is on non-accrual status at March 31, 2020 and is therefore considered non-income producing. Non-accrual investments at March 31, 2020 had a total cost and fair value of $49.4 million and $20.5 million, respectively.

(8)	Non-income producing investments.

(9)
Except for equity in three public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).

(10)	Investment is publicly traded and listed on New York Stock Exchange or NASDAQ.

(11)
The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(12)	Acquisition date represents the date of the investment in the portfolio investment.

*	Value as a percentage of net assets.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Biofuels / Biomass
Harvest Power, Inc.(7)	Growth Capital Loan (7.00% interest rate, 9.00% EOT payment)	3/5/2014	$10,880	$12,385	$1,797	4/30/2021
Total Biofuels / Biomass - 0.54%*			10,880	12,385	1,797

Buildings and Property
Knotel, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	2/28/2019	9,000	9,102	9,102	8/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	3/25/2019	6,000	6,054	6,054	9/30/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	4/18/2019	9,000	9,060	9,060	10/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.00% EOT payment)	9/30/2019	6,000	5,955	5,955	3/31/2023
Total Buildings and Property - 9.07%*			30,000	30,171	30,171

Business Applications Software
HI.Q, Inc.	Growth Capital Loan (11.00% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,119	13,119	6/30/2023
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 2.00% EOT payment)	6/29/2018	10,000	10,475	10,533	6/30/2022
	Growth Capital Loan (Prime + 0.75% interest rate, 0.25% EOT payment)	11/5/2019	5,000	4,957	4,961	2/29/2020
			15,000	15,432	15,494
Passport Labs, Inc.	Growth Capital Loan (9.75% interest rate, 5.25% EOT payment)	10/11/2018	19,000	18,923	18,923	8/31/2023
	Growth Capital Loan (10.25% interest rate, 5.25% EOT payment)	5/15/2019	6,000	5,921	5,921	3/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/15/2019	5,000	4,952	4,952	5/31/2024
			30,000	29,796	29,796
Quantcast Corporation	Growth Capital Loan (Prime + 6.25% interest rate, 6.00% EOT payment)	3/12/2018	9,780	10,303	10,330	3/31/2021
Total Business Applications Software - 20.67%*			68,030	68,650	68,739

Business to Business Marketplace
Adjust GmbH(1)(3)	Growth Capital Loan (Prime + 4.75% interest rate, 2.50% PIK interest rate)	1/29/2019	20,473	20,199	20,324	1/31/2022
	Growth Capital Loan (Prime + 4.75% interest rate, 2.50% PIK interest rate)	1/18/2019	8,195	8,087	8,137	1/31/2022
			28,668	28,286	28,461
Factual, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 7.75% EOT payment)	12/23/2019	10,000	9,822	9,822	12/31/2022
Total Business to Business Marketplace - 11.51%*			38,668	38,108	38,283

Commercial Services
Transfix, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 2.00% EOT payment)	12/23/2019	10,000	9,810	9,810	12/31/2021
Total Commercial Services - 2.95%*			10,000	9,810	9,810

Consumer Non-Durables
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 4.10% interest rate, 5.35% EOT payment)	10/11/2019	10,000	9,767	9,767	4/30/2023
Total Consumer Non-Durables - 2.94%*			10,000	9,767	9,767

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Clutter, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	10/30/2018	$6,303	$6,360	$6,383	10/31/2020
	Growth Capital Loan (Prime + 4.50% interest rate, 4.00% EOT payment)	10/30/2018	5,000	5,002	5,025	10/31/2021
	Growth Capital Loan (Prime + 3.00% interest rate, 4.00% EOT payment)	12/27/2018	1,391	1,396	1,402	12/31/2020
	Growth Capital Loan (Prime + 4.50% interest rate, 4.00% EOT payment)	2/1/2019	1,932	1,920	1,930	1/31/2022
			14,626	14,678	14,740
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.75% EOT payment)	2/26/2019	4,000	3,990	3,990	2/28/2022
	Growth Capital Loan (Prime + 5.00% interest rate, 9.75% EOT payment)	4/4/2019	6,000	5,957	5,957	4/30/2022
			10,000	9,947	9,947
Quip NYC, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	4/16/2019	10,000	9,895	9,895	4/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	6/26/2019	5,000	4,923	4,923	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	6/26/2019	5,000	4,923	4,923	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 6.25% EOT payment)	9/26/2019	5,000	4,891	4,891	9/30/2022
			25,000	24,632	24,632
Total Consumer Products and Services - 14.83%*			49,626	49,257	49,319

Consumer Retail
LovePop, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 6.75% EOT payment)	11/5/2018	10,000	10,088	10,030	11/30/2021
Total Consumer Retail - 3.02%*			10,000	10,088	10,030

Database Software
Qubole Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 6.75% EOT payment)	12/27/2019	10,000	9,846	9,846	12/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 6.75% EOT payment)	12/27/2019	5,000	4,923	4,923	12/31/2023
Total Database Software - 4.44%*			15,000	14,769	14,769

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (10.50% interest rate, 6.00% EOT payment)	2/26/2018	3,957	4,125	4,135	2/28/2021
	Growth Capital Loan (Prime + 6.50% interest rate, 6.50% EOT payment)	11/19/2019	5,000	4,848	4,892	11/30/2022
	Growth Capital Loan (Prime + 6.50% interest rate, 6.50% EOT payment)	11/19/2019	5,000	4,848	4,892	11/30/2022
	Growth Capital Loan (Prime + 6.50% interest rate, 6.50% EOT payment)	11/19/2019	5,000	4,848	4,892	11/30/2022
			18,957	18,669	18,811
Outfittery GMBH(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 11.00% EOT payment)(2)	8/11/2017	6,925	7,080	6,684	8/31/2022
	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)(2)	6/7/2018	2,360	2,399	2,281	6/30/2021
	Growth Capital Loan (12.75% interest rate, 9.00% EOT payment)(2)	12/28/2018	2,294	2,254	2,204	12/31/2021
	Growth Capital Loan (Prime + 7.25% interest rate, 9.00% EOT payment)(2)	8/7/2019	3,947	3,748	3,727	8/31/2022
	Growth Capital Loan (Prime + 7.25% interest rate, 9.00% EOT payment)(2)	9/23/2019	3,305	2,969	3,023	9/30/2022
			18,831	18,450	17,919

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Stance, Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 5.50% EOT payment)	11/1/2018	$2,000	$2,078	$2,081	4/30/2020
Total E-Commerce - Clothing and Accessories - 11.67%*			39,788	39,197	38,811

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 5.50% EOT payment)	9/28/2018	10,000	10,056	10,056	9/30/2021
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 1.25% interest rate, 1.25% EOT payment)	12/31/2019	2,750	2,709	2,709	6/30/2020
Total E-Commerce - Personal Goods - 3.84%*			12,750	12,765	12,765

Entertainment
Mind Candy Limited(1)(3)	Growth Capital Loan (11.00% PIK, 3.00% Cash, 9.50% EOT payment)	6/25/2014	12,746	12,596	11,186	6/30/2022
Roli, Ltd.(1)(3)(7)	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)(2)	5/23/2018	10,732	10,767	9,291	5/31/2021
	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)(2)	5/23/2018	1,341	1,346	1,162	5/31/2021
	Growth Capital Loan (11.25% interest rate, 9.50% EOT payment)(2)	7/16/2018	1,325	1,317	1,162	7/31/2021
	Revolver (Prime + 3.25% interest rate, 5.00% EOT payment)(2)	7/5/2018	129	129	102	10/31/2020
	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)(2)	7/5/2018	1,898	1,898	1,682	10/31/2020
	Revolver (Prime + 4.25% interest rate, 5.00% EOT payment)(2)	9/27/2018	4,556	4,556	3,704	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 10.00% EOT payment)(2)	6/5/2019	1,283	1,340	1,243	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	7/9/2019	627	627	651	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	8/28/2019	538	538	567	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	10/24/2019	4,141	4,141	3,392	10/31/2020
			26,570	26,659	22,956
Total Entertainment - 10.27%*			39,316	39,255	34,142

Financial Institution and Services
Prodigy Finance Limited(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/5/2017	18,000	18,918	18,918	12/31/2020
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	3/7/2018	2,200	2,286	2,286	3/31/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	7/31/2018	3,300	3,377	3,377	7/31/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	8/8/2018	2,500	2,553	2,553	8/31/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	1,500	1,527	1,527	9/30/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	9/5/2018	2,500	2,545	2,545	9/30/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	11/15/2018	6,000	6,063	6,063	11/30/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	12/6/2018	4,000	4,028	4,028	12/31/2021
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	4/30/2019	133	132	132	4/30/2022
	Growth Capital Loan (Prime + 7.75% interest rate, 10.00% EOT payment)	8/6/2019	267	262	262	8/31/2022
Total Financial Institution and Services - 12.54%*			40,400	41,691	41,691

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Food & Drug
Freshly Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 5.00% EOT payment)	10/9/2019	$6,000	$5,703	$5,703	10/31/2022
	Growth Capital Loan (Prime + 4.50% interest rate, 6.75% EOT payment)	12/30/2019	3,000	2,833	2,833	12/31/2022
	Growth Capital Loan (Prime + 6.00% interest rate, 6.50% EOT payment)	12/30/2019	3,000	2,833	2,833	6/30/2022
Total Food & Drug - 3.42%*			12,000	11,369	11,369

Healthcare Technology Systems
Nurx Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 7.75% EOT payment)	11/5/2019	20,000	19,669	19,669	11/30/2023
Total Healthcare Technology Systems - 5.92%*			20,000	19,669	19,669

Household & Office Goods
Brooklinen, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 7.75% EOT payment)	11/5/2019	2,000	1,848	1,848	11/30/2022
Casper Sleep Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 7.50% EOT payment)	8/9/2019	15,000	14,798	14,798	8/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 6.25% EOT payment)	11/1/2019	15,000	14,749	14,749	10/31/2022
			30,000	29,547	29,547
Total Household & Office Goods - 9.44%*			32,000	31,395	31,395

Human Resources/Recruitment
Hired, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 6.00% EOT payment)	3/6/2019	5,000	4,981	4,946	9/30/2022
	Growth Capital Loan (Prime + 6.50% interest rate, 7.25% EOT payment)	3/6/2019	5,000	4,983	4,940	3/31/2022
Total Human Resources/Recruitment - 2.97%*			10,000	9,964	9,886

Network Systems Management Software
Virtual Instruments Corporation	Growth Capital Loan (10.00% interest rate)	4/4/2016	5,000	5,000	5,120	4/4/2020
	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	30,441	30,441	28,386	4/4/2021
Total Network Systems Management Software - 10.08%*			35,441	35,441	33,506

Other Financial Services
Upgrade, Inc.	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	1/18/2019	6,000	6,033	6,033	1/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	1/18/2019	1,522	1,528	1,528	1/31/2023
	Growth Capital Loan (8.50% interest rate, 2.75% EOT payment)	1/18/2019	6,391	6,540	6,540	1/31/2020
	Growth Capital Loan (9.50% interest rate, 6.25% EOT payment)	3/1/2019	6,087	6,131	6,131	2/28/2022
Total Other Financial Services - 6.08%*			20,000	20,232	20,232

Real Estate Services
HomeLight, Inc.	Growth Capital Loan (13.00% interest rate)	4/16/2019	2,000	1,969	1,983	4/30/2022
Sonder USA, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 5.25% EOT payment)	12/28/2018	20,000	20,044	20,044	6/30/2022
Total Real Estate Services - 6.62%*			22,000	22,013	22,027

Restaurant / Food Service
Munchery, Inc.(7)	Growth Capital Loan (Prime + 8.25% interest rate, 8.75% EOT payment)	6/30/2016	2,589	2,729	1,435	6/30/2019
	Growth Capital Loan (Prime + 8.25% interest rate)(2)	4/25/2018	300	300	158	6/30/2019
Total Restaurant / Food Service - 0.48%*			2,889	3,029	1,593

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Security Services
ForgeRock, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 8.50% EOT payment)	8/15/2016	$370	$784	$784	2/29/2020
	Growth Capital Loan (Prime + 2.90% interest rate, 8.00% EOT payment)	3/27/2019	10,000	9,975	9,975	9/30/2022
	Growth Capital Loan (Prime + 3.70% interest rate, 8.00% EOT payment)	9/30/2019	10,000	9,852	9,852	12/31/2022
	Growth Capital Loan (Prime + 4.50% interest rate, 8.00% EOT payment)	12/23/2019	10,000	9,794	9,794	12/31/2022
Total Security Services - 9.14%*			30,370	30,405	30,405

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 7.25% EOT payment)	10/21/2019	10,000	9,825	9,825	4/30/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 7.25% EOT payment)	11/27/2019	5,000	4,897	4,897	5/31/2022
Total Shopping Facilitators - 4.43%*			15,000	14,722	14,722

Social/Platform Software
ClassPass, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% EOT payment)	8/15/2019	15,000	14,851	15,005	8/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% EOT payment)	9/30/2019	15,000	14,805	14,962	9/30/2023
Total Social/Platform Software - 9.01%*			30,000	29,656	29,967

Travel & Leisure
GoEuro Corp.(1)	Growth Capital Loan (10.25% interest rate, 4.00% EOT payment)	10/30/2019	20,000	19,465	19,465	10/31/2022
Total Travel & Leisure - 5.85%*			20,000	19,465	19,465

Wireless Communications Equipment
Cambridge Broadband Network Limited(1)(3)(7)	Growth Capital Loan (Prime + 11.75% interest rate)	9/3/2014	6,701	6,701	—	12/31/2021
	Growth Capital Loan (12.00% PIK interest rate)(2)	3/5/2019	375	375	94	12/31/2019
	Growth Capital Loan (12.00% PIK interest rate)(2)	4/4/2019	375	375	94	12/31/2019
Total Wireless Communications Equipment - 0.06%*			7,451	7,451	188

Total Debt Investments - 181.81%*			$631,609	$630,724	$604,518

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(2)(3)	Ordinary Shares	12/13/2013	48,500	$35	$148
Total Advertising / Marketing - 0.04%*			48,500	35	148

Building Materials/Construction Machinery
View, Inc.	Preferred Stock	6/13/2017	4,545,455	500	500
Total Building Materials/Construction Machinery - 0.15%*			4,545,455	500	500

Buildings and Property
Knotel, Inc.	Preferred Stock	2/19/2019	360,260	159	288
Total Buildings and Property - 0.09%*			360,260	159	288

Business Applications Software
FinancialForce.com, Inc.	Preferred Stock	6/20/2016	547,440	1,540	2,696
HI.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	437
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	58,977	134	185
Passport Labs, Inc.	Preferred Stock	9/28/2018	21,929	303	518
Quantcast Corporation(5)	Cash Exit Fee	8/9/2018	—	213	188
Toast, Inc.(2)	Preferred Stock	2/1/2018	26,325	27	269
Total Business Applications Software - 1.29%*			1,261,623	2,413	4,293

Business to Business Marketplace
Factual, Inc.	Preferred Stock	9/4/2018	47,072	86	73
Optoro, Inc.(2)	Preferred Stock	7/13/2015	10,346	40	37
RetailNext, Inc.	Preferred Stock	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.07%*			180,838	206	221

Commercial Services
Transfix, Inc.	Preferred Stock	5/31/2019	133,502	188	188
Total Commercial Services - 0.06%*			133,502	188	188

Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.)(2)	Preferred Stock	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.06%*			323,381	670	205

Consumer Non-Durables
Hims, Inc.(2)	Preferred Stock	11/27/2019	198,126	73	73
Imperfect Foods, Inc.	Preferred Stock	6/6/2019	43,746	189	280
Total Consumer Non-Durables - 0.11%*			241,872	262	353

Consumer Products and Services
Clutter, Inc.	Preferred Stock	10/18/2018	77,434	363	530
Outdoor Voices, Inc.	Common Stock	2/26/2019	255,000	360	360
Quip NYC, Inc.	Preferred Stock	11/26/2018	41,272	455	455
Total Consumer Products and Services - 0.40%*			373,706	1,178	1,345

Consumer Retail
LovePop, Inc.	Preferred Stock	10/23/2018	163,463	168	128
Total Consumer Retail - 0.04%*			163,463	168	128

Database Software
Qubole Inc.	Preferred Stock	11/21/2018	265,266	122	122
Total Database Software - 0.04%*			265,266	122	122

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	11/20/2017	173,341	$521	$364
Outfittery GMBH(1)(2)(3)(5)	Cash Exit Fee	8/10/2017	—	1,170	942
Rent the Runway, Inc.	Preferred Stock	11/25/2015	88,037	213	428
	Common Stock	11/25/2015	149,203	1,081	1,277
			237,240	1,294	1,705
Stance, Inc.	Preferred Stock	3/31/2017	75,000	41	70
Untuckit LLC(5)	Cash Exit Fee	5/11/2018	—	39	52
Total E-Commerce - Clothing and Accessories - 0.94%*			485,581	3,065	3,133

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Preferred Stock	9/7/2018	336,304	269	424
Grove Collaborative, Inc.	Preferred Stock	4/2/2018	202,506	168	964
	Preferred Stock	5/22/2019	60,013	126	172
			262,519	294	1,136
Total E-Commerce - Personal Goods - 0.47%*			598,823	563	1,560

Educational/Training Software
Varsity Tutors LLC(2)(5)	Preferred Stock	3/13/2017	240,590	65	185
Total Educational/Training Software - 0.06%*			240,590	65	185

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock	3/24/2017	278,209	922	199
Roli, Ltd.(1)(2)(3)	Preferred Stock	5/23/2018	102,247	644	5
Total Entertainment - 0.06%*			380,456	1,566	204

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Preferred Stock	12/5/2017	41,046	775	958
Revolut Ltd.(1)(2)(3)	Preferred Stock	4/16/2018	6,253	40	121
	Preferred Stock	10/29/2019	17,190	324	324
			23,443	364	445
WorldRemit Ltd.(1)(3)	Preferred Stock	12/23/2015	128,288	382	478
	Preferred Stock	12/23/2015	46,548	136	136
			174,836	518	614
Total Financial Institution and Services - 0.88%*			510,618	2,018	2,926

Food & Drug
Capsule Corp.(2)(5)	Cash Exit Fee	12/28/2018	—	129	129
Freshly Inc.(1)	Preferred Stock	10/7/2019	107,732	580	580
	Preferred Stock	10/7/2019	31,299	109	109
			139,031	689	689
Total Food & Drug - 0.25%*			139,031	818	818

General Media and Content
BZ Holdings, Inc. (fka TechMediaNetwork, Inc.)(2)	Preferred Stock	3/17/2014	72,234	31	51
Thrillist Media Group, Inc.(2)	Common Stock	9/24/2014	774,352	624	1,022
Total General Media and Content - 0.32%*			846,586	655	1,073

Healthcare Technology Systems
Curology, Inc.(2)	Preferred Stock	5/23/2019	25,214	20	20
Groop Internet Platfom, Inc.(2)	Preferred Stock	5/15/2019	50,881	128	38
Nurx Inc.	Preferred Stock	8/19/2019	136,573	216	216
Total Healthcare Technology Systems - 0.08%*			212,668	364	274

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Household & Office Goods
Brooklinen, Inc.	Preferred Stock	10/31/2019	44,822	$289	$289
Casper Sleep Inc.	Preferred Stock	3/1/2019	19,201	240	22
Total Household & Office Goods - 0.09%*			64,023	529	311

Human Resources/Recruitment
Hired, Inc.	Preferred Stock	9/21/2018	93,141	157	89
Total Human Resources/Recruitment - 0.03%*			93,141	157	89

Medical Software and Information Services
AirStrip Technologies, Inc.(2)	Preferred Stock	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*			8,036	112	—

Network Systems Management Software
Signifyd, Inc.(2)	Preferred Stock	12/19/2019	33,445	132	132
Total Network Systems Management Software - 0.04%*			33,445	132	132

Other Financial Services
Upgrade, Inc.	Preferred Stock	1/18/2019	744,225	223	112
Total Other Financial Services - 0.03%*			744,225	223	112

Real Estate Services
HomeLight, Inc.(2)	Preferred Stock	12/21/2018	54,004	44	124
Sonder USA, Inc.	Preferred Stock	12/28/2018	136,511	232	613
Total Real Estate Services - 0.22%*			190,515	276	737

Security Services
ForgeRock, Inc.	Preferred Stock	3/30/2016	195,992	155	606
	Preferred Stock	3/30/2016	161,724	340	340
Total Security Services - 0.28%*			357,716	495	946

Shopping Facilitators
Moda Operandi, Inc.	Preferred Stock	9/27/2019	30,849	306	981
OfferUp, Inc.(2)	Preferred Stock	12/23/2019	44,788	42	42
Total Shopping Facilitators - 0.31%*			75,637	348	1,023

Social/Platform Software
ClassPass, Inc.	Preferred Stock	3/18/2019	84,507	281	281
Total Social/Platform Software - 0.08%*			84,507	281	281

Transportation
Bird Rides, Inc.	Preferred Stock	4/18/2019	68,111	193	193
Total Transportation - 0.06%*			68,111	193	193

Travel & Leisure
GoEuro Corp.(1)(2)(3)	Preferred Units	3/26/2018	8,558	257	257
Inspirato, LLC(2)(3)	Preferred Units	4/25/2013	1,994	37	45
Total Travel & Leisure - 0.09%*			10,552	294	302

Wireless Communications Equipment
Cambridge Broadband Network Limited(1)(3)	Preferred Shares	9/3/2014	33,000	95	—
Total Wireless Communications Equipment - 0.00%*			33,000	95	—

Total Warrant Investments - 6.64%*				$18,150	$22,090

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Convoy, Inc.(2)	Preferred Stock	9/27/2018	35,208	$250	$353
Medallia, Inc.(2)(10)	Common Stock	11/13/2014	48,616	11	1,452
Passport Labs, Inc.(2)	Preferred Stock	6/11/2019	1,302	100	100
Total Business Applications Software - 0.57%*			85,126	361	1,905

Communications Software
Pluribus Networks, Inc.(2)	Preferred Stock	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.60%*			722,073	2,000	2,000

Consumer Non-Durables
Hims, Inc.(2)	Preferred Stock	4/29/2019	144,092	500	506
Total Consumer Non-Durables - 0.15%*			144,092	500	506

E-Commerce - Clothing and Accessories
FabFitFun, Inc.(2)	Preferred Stock	1/17/2019	67,934	500	595
Total E-Commerce - Clothing and Accessories - 0.18%*			67,934	500	595

E-Commerce - Personal Goods
Grove Collaborative, Inc.(2)	Preferred Stock	6/5/2018	134,249	500	975
Total E-Commerce - Personal Goods - 0.29%*			134,249	500	975

Educational/Training Software
Varsity Tutors LLC(2)	Preferred Stock	1/5/2018	92,470	250	249
Total Educational/Training Software - 0.07%*			92,470	250	249

Financial Institution and Services
GoGreenHost AB(1)(2)(3)	Preferred Stock	12/1/2017	1	2,134	1,236
Revolut Ltd.(1)(2)(3)	Preferred Stock	8/3/2017	25,920	292	1,189
Total Financial Institution and Services - 0.73%*			25,921	2,426	2,425

Food & Drug
Capsule Corp.(2)	Preferred Stock	7/25/2019	75,013	500	500
Total Food & Drug - 0.15%*			75,013	500	500

Healthcare Technology Systems
Curology, Inc.(2)	Preferred Stock	11/26/2019	60,514	180	213
Groop Internet Platfom, Inc.(2)	Preferred Stock	5/15/2019	90,859	250	250
Nurx Inc.(2)	Preferred Stock	5/31/2019	136,572	1,000	1,004
Total Healthcare Technology Systems - 0.44%*			287,945	1,430	1,467

Household & Office Goods
Casper Sleep Inc.(2)	Preferred Stock	6/19/2017	8,000	250	252
	Common Stock	6/30/2019	26,669	750	340
Total Household & Office Goods - 0.18%*			34,669	1,000	592

Network Systems Management Software
Cohesity Inc.(2)	Preferred Stock	3/24/2017	60,342	400	550
Total Network Systems Management Software - 0.17%*			60,342	400	550

Real Estate Services
Sonder Canada, Inc.(1)(2)(3)	Preferred Stock	5/17/2019	29,773	312	312
Total Real Estate Services - 0.09%*			29,773	312	312

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2019
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Security Services
CrowdStrike, Inc.(2)(10)	Common Stock	10/13/2017	278,747	$1,072	$13,901
Total Security Services - 4.18%*			278,747	1,072	13,901

Travel & Leisure
GoEuro Corp.(1)(2)(3)	Preferred Stock	10/5/2017	2,362	300	278
Inspirato, LLC(2)(4)	Preferred Units	9/11/2014	1,948	250	266
Total Travel & Leisure - 0.16%*			4,310	550	544

Total Equity Investments - 7.98%*				$11,801	$26,521

Total Investments in Portfolio Companies - 196.43%*(11)				$660,675	$653,129

Total Investments - 196.43%*(9)				$660,675	$653,129
_______________

(1)	Investment is a non-qualifying asset under Section 55(a) of the 1940 Act. As of December 31, 2019 non-qualifying assets represented 21.9% of the Company’s total assets, at fair value.

(2)	As of December 31, 2019, this investment was not pledged as collateral as part of the Company’s revolving credit facility.

(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

(5)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.

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
_______________

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

•
For each debt investment tied to the Prime rate (“Prime”) as of March 31, 2020, Prime was 3.25%. As of March 31, 2020, a majority of the debt investments (approximately 70.8% or $498.9 million in principal balance) in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors of 3.25% or higher and some of which have interest rate caps for a limited period.

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
March 31, 2020
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
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2020.
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
The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s consolidated financial statements and summarized in the table below. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. The Company had cumulative realized and unrealized losses as of March 31, 2020 and 2019, and, as a result, no capital gains incentive fees were recorded for the three months ended March 31, 2020 and 2019.

Base Management and Incentive Fees (in thousands)	For the Three Months Ended March 31,
	2020	2019
Base management fee	$2,774	$1,761
Income incentive fee	$—	$2,479
Capital gains incentive fee	$—	$—

The table above presents the base management and incentive fees accrued during the period which are paid in the quarter after they are earned. During the three months ended March 31, 2020 and 2019, the Company paid $2.5 million and $1.7 million, respectively, of base management fees earned in prior periods. During the three months ended March 31, 2020 and 2019, the Company paid $1.4 million and $2.6 million, respectively, of income incentive fees earned in prior periods.
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
For the three months ended March 31, 2020 and 2019, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.7 million and $0.4 million, respectively.
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
Investment Valuation
Investments measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations as of March 31, 2020 and December 31, 2019. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$661,750	$661,750	$—	$—	$604,518	$604,518
Warrant investments	—	—	22,501	22,501	—	—	22,090	22,090
Equity investments	16,495	141	12,268	28,904	13,901	1,452	11,168	26,521
Total investments	$16,495	$141	$696,519	$713,155	$13,901	$1,452	$637,776	$653,129
The following tables present information about Level 3 investments measured at fair value for the three months ended March 31, 2020 and 2019. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Three Months Ended March 31, 2020
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2019	$604,518	$22,090	$11,168	$637,776
Funding and purchases of investments, at cost	77,025	1,074	1,420	79,519
Principal payments and sale proceeds received from investments	(6,813)	—	—	(6,813)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,782	—	—	3,782
Realized gains (losses) on investments	—	(289)	—	(289)
Net change in unrealized gains (losses) included in earnings	(17,614)	(374)	272	(17,716)
Payment-in-kind coupon	852	—	—	852
Gross transfers out of Level 3(1)	—	—	(592)	(592)
Fair value as of March 31, 2020	$661,750	$22,501	$12,268	$696,519

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2020	$(17,614)	$(374)	$272	$(17,716)
_______________

(1)	Transfers out of Level 3 are measured as of the date of the transfer. During the three months ended March 31, 2020 the only transfer relates to an equity investment in a publicly traded company.

Level 3 Investment Activity (in thousands)	For the Three Months Ended March 31, 2019
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2018	$405,347	$15,518	$10,556	$431,421
Funding and purchases of investments, at cost	87,641	1,322	666	89,629
Principal payments and sale proceeds received from investments	(70,550)	—	—	(70,550)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,235	—	—	3,235
Realized gains (losses) on investments	—	7	—	7
Net change in unrealized gains (losses) included in earnings	(2,048)	1,193	4,037	3,182
Payment-in-kind coupon	771	—	—	771
Gross transfers out of Level 3(1)	—	—	(4,003)	(4,003)
Fair value as of March 31, 2019	$424,396	$18,040	$11,256	$453,692

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2019	$(2,334)	$1,023	$4,037	$2,726
_______________

(1)	Transfers out of Level 3 are measured as of the date of the transfer. During the three months ended March 31, 2019, these transfers relate to an equity investment in a publicly traded company.
Realized gains and losses are included as a component of net realized gains (losses) in the consolidated statements of operations.
During the three months ended March 31, 2020, the Company recognized net realized losses on investments of $0.3 million, primarily as a result of the termination of warrants in one portfolio company.
During the three months ended March 31, 2019, the Company recognized net realized losses on investments of approximately $29,000, as a result of changes in foreign currency between the time of investment and liquidation.
Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statements of operations.
Net change in unrealized depreciation during the three months ended March 31, 2020 was $17.0 million, resulting primarily from mark-to-market related changes, as well as credit-related adjustments.
Net change in unrealized appreciation during the three months ended March 31, 2019 was $1.2 million, which primarily consisted of $3.6 million of net unrealized appreciation on the investment portfolio related to mark to market activity, offset by the reversal and recognition of previously recorded net unrealized appreciation of $2.4 million into income or realized gains due to the disposition of four portfolio companies.
For the three months ended March 31, 2020, the Company recognized $0.6 million in other income, primarily consisting of $0.5 million due to the termination or expiration of unfunded commitments. For the three months ended March 31, 2019, the Company recognized $0.3 million in other income consisting of $0.1 million due to the termination or expiration of unfunded commitments and $0.2 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity.
The following tables provide a summary of quantitative information about the Level 3 fair value measurements of investments as of March 31, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	March 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$641,257	Discounted Cash Flows	Discount Rate	6.47% - 26.39%	15.87%
	20,493	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 90.00%
Warrant investments	20,814	Black Scholes Option Pricing Model	Revenue Multiples	0.00x - 86.16x	7.10x
			Volatility	40.00% - 85.00%	59.75%
			Term	1.25 - 4.50 Years	2.99 Years
			Discount for Lack of Marketability	5.00% - 20.00%	26.55%
			Risk Free Rate	0.19% - 0.50%	0.35%
	5	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	20.00% - 35.00%	24.75%
			Term	1.25 - 2.25 Years	1.75 Years
	1,682	Discounted Expected Return	Discount Rate	20.00% - 40.00%	29.49%
			Term	2.00 - 4.00 Years	2.92 Years
			Expected Recovery Rate	18.75% - 100.00%	58.96%
Equity investments	11,100	Black Scholes Option Pricing Model	Revenue Multiples	0.89x - 8.07x	3.31x
			Volatility	45.00% - 75.00%	58.98%
			Term	1.00 - 4.50 Years	3.07 Years
			Discount for Lack of Marketability	5.00%	5.00%
			Risk Free Rate	0.20% - 0.50%	0.32%
	1,168	Discounted Expected Recovery	Expected Recovery Rate	48.18%	48.18%
Total investments	$696,519

Level 3 Investments (dollars in thousands)	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$577,984	Discounted Cash Flows	Discount Rate	9.91% - 25.75%	15.01%
	26,534	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	0%-100.00%
Warrant investments	20,752	Black Scholes Option Pricing Model	Revenue Multiples	1.50x - 94.7x	7.21x
			Volatility	30.0% - 61.7%	57.86%
			Term	2.00 - 4.00 Years	3.00 Years
			Discount for Lack of Marketability	0.00% - 27.50%	26.55%
			Risk Free Rate	1.56% - 1.70%	1.61%
	27	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50%	27.50%
			Term	2.00 - 3.50 Years	3.21 Years
	1,311	Discounted Expected Return	Discount Rate	18.00% - 35.00%	30.94%
			Term	2.40 - 4.00 Years	2.69 Years
			Expected Recovery Rate	50.00% - 80.00%	65.91%
Equity investments	9,340	Black Scholes Option Pricing Model	Revenue Multiples	0.85x - 10.25x	4.13x
			Volatility	30.00% - 80.00%	58.30%
			Term	1.50 - 4.00 Years	3.03 Years
			Discount for Lack of Marketability	0.00% - 5.00%	5.00%
			Risk Free Rate	1.40% - 1.70%	1.62%
	592	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50% - 32.50%	30.37%
			Term	3.50 Years	3.50 Years
	1,236	Discounted Expected Recovery	Expected Recovery Rate	50.98%	50.98%
Total investments	$637,776

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of March 31, 2020 and December 31, 2019.

Liability (in thousands)	March 31, 2020			December 31, 2019
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$300,000	$257,000	$43,000	$300,000	$262,300	$37,700
2022 Notes	74,750	74,750	—	74,750	74,750	—
2025 Notes	70,000	70,000	—	—	—	—
Total before deferred financing costs	444,750	401,750	43,000	374,750	337,050	37,700
Unamortized deferred financing costs	—	(3,434)	—	—	(2,899)	—
Total borrowings outstanding, net of deferred financing costs	$444,750	$398,316	$43,000	$374,750	$334,151	$37,700

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses. These expenses are summarized in the table below.

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended March 31,
	2020	2019
Revolving Credit Facility
Interest cost	$2,424	$488
Unused fee	101	219
Amortization of costs and other fees	316	289
Revolving Credit Facility Total	$2,841	$996
2022 Notes
Interest cost	$1,075	$1,075
Amortization of costs and other fees	132	132
2022 Notes Total	$1,207	$1,207
2025 Notes
Interest cost	$114	$—
2025 Notes Total	$114	$—
Total interest expense and amortization of fees	$4,162	$2,203
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
Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 55.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of March 31, 2020 and December 31, 2019, the Company was in compliance with all covenants under the Credit Facility.
At March 31, 2020 and December 31, 2019, the Company had outstanding borrowings under the Credit Facility of $257.0 million and $262.3 million, respectively, net of deferred credit facility costs of $1.3 million and $1.6 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the three months ended March 31, 2020 and 2019, the Company had average outstanding borrowings under the Credit Facility of $220.5 million and $35.5 million, respectively, at a weighted average interest rate of 4.60% and 5.49%, respectively. As of March 31, 2020 and December 31, 2019, $612.8 million and $581.2 million, respectively, of the Company’s assets were pledged for borrowings under the Credit Facility.
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
The indenture governing the 2022 Notes contains certain covenants, including covenants (i) requiring the Company's compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, whether or not the Company is subject to the such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; (ii) if the Company’s asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on the Company’s common stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any of the Company’s common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, the Company is in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC); and (iii) requiring the Company to provide financial information to the trustee, if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. These covenants are subject to limitations and exceptions that are described in the indenture. As of March 31, 2020, the Company was in compliance with these covenants.
At March 31, 2020, the 2022 Notes had a market price of $21.75 per unit, resulting in an aggregate fair value of $65.0 million. The 2022 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.2 million of deferred issuance cost at March 31, 2020, which is amortized and expensed over the five-year term of the 2022 Notes based on an effective yield method.
2025 Notes
On March 19, 2020, the Company completed a private debt offering of $70.0 million in aggregate principal amount of its 4.50% unsecured notes due March 19, 2025 (the “2025 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2025 Notes is payable semiannually on March 19 and September 19 each year, beginning on September 19, 2020.
The 2025 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2025 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided however, in the event that the Company or a subsidiary guarantor (which excludes financing subsidiaries) creates, incurs, assumes or permits to exist liens of more than an aggregate principal amount of $25 million on or with respect to any of their property or assets in connection with future secured indebtedness, the 2025 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness.
The Master Note Purchase Agreement (the “Note Purchase Agreement”) under which the 2025 Notes were issued contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and minimum stockholders’ equity of $216,129,000, as adjusted upward by an amount equal to 65% of the net proceeds from the issuance of shares of the Company’s common stock subsequent to December 31, 2019. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2025 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava.
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.9 million of deferred issuance cost at March 31, 2020, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. The book value of the 2025 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table provides additional information about the level in the fair value hierarchy of the Company’s liabilities as of March 31, 2020 and December 31, 2019.

Liability (in thousands)	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$257,000	$257,000	$—	$—	$262,300	$262,300
2022 Notes, net(1)	—	73,581	—	73,581	—	73,454	—	73,454
2025 Notes, net(2)	—	—	69,054	69,054	—	—	—	—
Total	$—	$73,581	$326,054	$399,635	$—	$73,454	$262,300	$335,754
_______________

(1)	Net of debt issuance costs as of March 31, 2020 and December 31, 2019, of $1.2 million and $1.3 million, respectively.

(2)	Net of debt issuance costs as of March 31, 2020 of $0.9 million.
Note 7. Commitments and Contingencies
Commitments
As of March 31, 2020 and December 31, 2019, the Company’s unfunded commitments totaled $209.0 million to 17 portfolio companies and $226.1 million to 16 portfolio companies, respectively, of which $41.0 million and $59.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. As of March 31, 2020, of the $209.0 million of unfunded commitments, $173.0 million will expire during 2020 and $36.0 million will expire during 2021.
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
The table below provides the Company’s unfunded commitments by portfolio company as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
BlueVine Capital, Inc.	$30,000	$—	$30,000	$—
Capsule Corp.	30,000	404	10,000	179
Cohesity, Inc.	30,000	142	—	—
Hims, Inc.	25,000	198	25,000	198
Curology, Inc.	15,000	73	15,000	35
Freshly Inc.	15,000	—	18,000	168
Farmer's Business Network, Inc.	10,000	59	—	—
OfferUp Inc.	10,000	192	20,000	192
Signifyd, Inc.	10,000	182	10,000	182
Transfix, Inc.	10,000	194	10,000	194
Adjust GmbH	6,000	120	—	—
Grove Collaborative, Inc.	5,333	80	21,750	407
Pencil and Pixel, Inc.	5,000	—	—	—
Sonder USA, Inc.	3,000	25	8,333	98
OneSource Virtual, Inc.	2,000	—	5,000	—
Outfittery GMBH	1,650	146	—	—
Mind Candy Limited	1,000	—	—	—
Toast, Inc.	—	—	35,000	115
Moda Operandi, Inc.	—	—	10,000	200
Nurx Inc.	—	—	5,000	—
Brooklinen, Inc.	—	—	3,000	174
GoEuro Corp.	—	—	—	35
Total	$208,983	$1,815	$226,083	$2,177
_______________

(1)
Does not include $1.1 million and $15.5 million backlog of potential future commitments as of March 31, 2020 and December 31, 2019, respectively. Refer to the “Backlog of Potential Future Commitments” below.

The table above also provides the fair value of the Company’s unfunded commitment liability totaling $1.8 million and $2.2 million as of March 31, 2020 and December 31, 2019, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The below table provides additional details regarding the Company's unfunded commitment activity during the three months ended March 31, 2020 and 2019.

Commitments Activity (in thousands)	For the Three Months Ended March 31,
	2020	2019
Activity during the period:
New commitments(1)	$102,573	$190,960
Fundings	(78,761)	(89,517)
Expirations / Terminations	(55,333)	(41,000)
Foreign currency adjustments	21	—
Unfunded commitments at beginning of period(2)	$226,083	$294,306
Unfunded commitments at end of period(2)	$208,983	$379,749

Backlog of potential future commitments	$1,100	$—
_______________

(1)	Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

(2)	Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table provides additional information on the Company’s unfunded commitments regarding milestones and expirations as of March 31, 2020 and December 31, 2019.

Unfunded Commitments(1) (in thousands)	March 31, 2020	December 31, 2019
Dependent on milestones	$40,983	$59,333
Expiring during:
2020	$172,983	$188,083
2021	36,000	38,000
Unfunded Commitments	$208,983	$226,083
_______________

(1)	Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met.  If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration.  As of March 31, 2020 and December 31, 2019, this backlog of potential future commitments totaled $1.1 million and $15.5 million, respectively.

Note 8. Financial Highlights
The financial highlights presented below are for the three months ended March 31, 2020 and 2019.

Financial Highlights (in thousands, except per share data)	For the Three Months Ended March 31, or as of March 31,
	2020	2019
Per Share Data(1)
Net asset value at beginning of period	$13.34	$13.50
Changes in net asset value due to:
Net investment income	0.41	0.40
Net realized gains (losses) on investments	(0.01)	—
Net change in unrealized gains (losses) on investments	(0.57)	0.05
Net increase (decrease) from capital share transactions(1)	0.04	—
Distributions from net investment income	(0.36)	(0.36)
Net asset value at end of period	$12.85	$13.59

Net investment income per share	$0.41	$0.40
Net increase (decrease) in net assets resulting from operations per share	$(0.17)	$0.45
Weighted average shares of common stock outstanding for period	29,883	24,782
Shares of common stock outstanding at end of period	30,746	24,820

Ratios / Supplemental Data
Net asset value at beginning of period	$332,506	$334,531
Net asset value at end of period	$394,996	$337,199
Average net asset value	$404,355	$337,414
Stock price at end of period	$5.74	$13.76

Total return based on net asset value per share(2)	2.4%	3.4%
Total return based on stock price(3)	(57.1)%	29.8%

Net investment income to average net asset value(4)	12.2%	11.9%
Net increase (decrease) in net assets to average net asset value(4)	(5.1)%	13.3%
Ratio of expenses to average net asset value(4)	8.6%	9.1%
Operating expenses excluding incentive fees to average net asset value(4)	8.6%	6.1%
Income incentive fees to average net asset value(4)	—%	3.0%
Capital gains incentive fees to average net asset value(4)	0.0%	0.0%
_______________

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

(4)	Percentage is presented on an annualized basis.
The weighted average portfolio yield on total debt investments presented below is for the three months ended March 31, 2020 and 2019.

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended March 31, or as of March 31,
	2020	2019
Weighted average portfolio yield on total debt investments(2)	12.7%	16.5%
Coupon income	9.8%	10.7%
Accretion of discount	1.2%	0.9%
Accretion of end-of-term payments	1.7%	2.2%
Impact of prepayments during the period	—%	2.7%
_______________

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
Note 9. Net Increase (Decrease) in Net Assets per Share
The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share for the three months ended March 31, 2020 and 2019.

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended March 31,
	2020	2019
Net investment income	$12,237	$9,915
Net increase (decrease) in net assets resulting from operations	$(5,118)	$11,069
Basic and diluted weighted average shares of common stock outstanding	29,883	24,782
Basic and diluted net investment income per share of common stock	$0.41	$0.40
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$(0.17)	$0.45
Note 10.    Equity
Since inception through March 31, 2020, the Company has issued 30,837,545 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, and a registered follow-on offering in 2020. The Company received net proceeds from these offerings of $432.9 million, net of the portion of the underwriting sales load and offering costs paid by the Company.
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
Information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the three months ended March 31, 2020 and the year ended December 31, 2019, is provided in the following tables.

Issuance of Common Stock for the Three Months Ended March 31, 2020 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Public follow-on	1/13/2020	5,000	$70,400	$2,150	$218	$14.08 per share
Public follow-on (over-allotment)	1/17/2020	750	10,560	323	33	$14.08 per share
First quarter 2020 distribution reinvestment	3/30/2020	73	413	—	—	$5.63 per share
Total issuance		5,823	$81,373	$2,473	$251

Issuance of Common Stock for the Year Ended December 31, 2019 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2019 distribution reinvestment	3/29/2019	40	$519	$—	$—	$13.07 per share
Second quarter 2019 distribution reinvestment	6/14/2019	39	528	—	—	$13.40 per share
Third quarter 2019 distribution reinvestment	9/16/2019	35	555	—	—	$15.68 per share
Fourth quarter 2019 distribution reinvestment	12/16/2019	28	382	—	—	$13.64 per share
Total issuance		142	$1,984	$—	$—
The Company had 30,746,131 and 24,922,762 shares of common stock outstanding as of March 31, 2020 and December 31, 2019, respectively.
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
For the tax years ended December 31, 2019, 2018, 2017, 2015 and 2014, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $259,000 for the year ended December 31, 2019.
The following table summarizes the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to March 31, 2020. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the year ended December 31, 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
Total cash distributions				$8.88
_______________

(1)
The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

(2)	Represents a special distribution.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company's consolidated statements of operations during the three months ended March 31, 2020 and 2019. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years. For the three months ended March 31, 2020, total distributions of $0.36 per share were declared and paid and represented a distribution of ordinary income as a result of the Company’s earnings and profits exceeding its distributions. As of December 31, 2019, the Company estimated it had undistributed 2019 taxable earnings of $7.3 million. Since March 5, 2014 (commencement of operations) to March 31, 2020, total distributions of $8.88 per share have been paid.

Note 12. Subsequent Events
Dividends
On April 30, 2020, the Board declared a $0.36 per share regular quarterly distribution, payable on June 30, 2020 to stockholders of record on June 16, 2020.
Recent Portfolio Activity
From April 1, 2020 through May 5, 2020, the Company closed $5.4 million of additional debt commitments and funded $16.7 million in new investments. TPC’s direct originations platform entered into $46.5 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From April 1, 2020 through May 5, 2020, the Company received $10.0 million of principal prepayments generating approximately $1.1 million of accelerated income.
Other Developments
In addition, subsequent to March 31, 2020, the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of the Company’s portfolio companies and has adversely affected, and threatens to continue to adversely affect, the Company’s operations and the operations of the Adviser. Given the dynamic nature of this situation and the fact that there may be developments outside of the Company’s control that require the Company or its portfolio companies to adjust plans of operation, the Company cannot reasonably estimate the full impact of COVID-19 on its financial condition, results of operations or cash flows in the future.
On May 6, 2020, the Company entered into an unsecured revolving loan agreement with the Adviser as the lender (the “Adviser Revolver”). The Adviser Revolver has a maximum credit limit of $50.0 million, with $25.0 million available at close and an accordion feature for an additional $25.0 million in commitments from the Adviser. Any advance of funds under the Adviser Revolver, and any exercise of the accordion feature, must be approved by the Adviser in advance in its sole discretion. The Adviser Revolver expires on December 31, 2020, and borrowings thereunder bear an annual interest rate of 6.0%, payable quarterly. Any of the Company’s obligations under the Adviser Revolver are unsecured and are expressly subordinated and junior in right of payment to all of the Company’s other indebtedness for borrowed funds.

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
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q include statements as to:

•	our and our portfolio companies’ future operating results and financial condition, including the ability of us and our portfolio companies to achieve our respective objectives;

•	our business prospects and the prospects of our portfolio companies;

•	our relationships with third parties, including but not limited to lenders and venture capital investors, including other investors in our portfolio companies;

•	the impact and timing of our unfunded commitments;

•	the expected market for venture capital investments;

•	the performance of our existing portfolio and other investments we may make in the future;

•	the impact of investments that we expect to make;

•	actual and potential conflicts of interest with TriplePoint Capital LLC (“TPC”), TriplePoint Advisers LLC (“Adviser”) and its senior investment team and Investment Committee;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the U.S. and global economies, including with respect to the industries in which we invest;

•	our expected financings and investments;

•	the ability of our Adviser to attract, retain and have access to highly talented professionals, including our Adviser’s senior management team;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC;

•	the adequacy of our available liquidity, cash resources and working capital and compliance with covenants under our borrowing arrangements; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.
These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the Coronavirus (“COVID-19”) pandemic;

•
the length and duration of the COVID-19 outbreak in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery, including with respect to the impact of travel restrictions and other isolation and quarantine measures on the ability of the Adviser’s investment professionals to conduct in-person diligence on, and otherwise monitor, existing and future investments;

•
an economic downturn and the time period required for robust economic recovery therefrom, including the current economic downturn as a result of the impact of the COVID-19 pandemic, which has already generally had a material impact on our portfolio companies’ results of operations and financial condition and will likely continue to have a material impact on our portfolio companies’ results of operations and financial condition for its duration, which could lead to the loss of some or all of our investments in such portfolio companies and have a material adverse effect on our results of operations and financial condition;

•
a contraction of available credit, an inability or unwillingness of our lenders to fund their commitments to us and/or an inability to access capital markets or additional sources of liquidity, including as a result of the impact and duration of the COVID-19 pandemic, could have a material adverse effect on our results of operations and financial condition and impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly given that we use leverage as part of our investment strategy;

•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•
risks associated with possible disruption in our or our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and

•
the risks, uncertainties and other factors we identify in “Risk Factors” in this Quarterly Report on Form 10-Q, our most recent Annual Report on Form 10-K under Part I, Item 1A, and in our other filings with the SEC that we make from time to time.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include, without limitation, our ability to originate new loans and investments, borrowing costs and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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
We commenced investment activities on March 5, 2014. In order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives, on March 5, 2014, we acquired our initial portfolio. On March 11, 2014, we completed our initial public offering and received $141.6 million of net proceeds in connection with the initial public offering and a concurrent private placement, net of the portion of the underwriting sales load and offering costs we paid. In 2015, we completed a follow-on public offering of our common stock raising $95.9 million after offering costs. In October 2017, we sold in a private placement transaction 1,594,007 shares of our common stock to certain investment funds managed by the Alternative Investments & Manager Selection Group of Goldman Sachs Asset Management, L.P. and 73,855 shares of our common stock to certain of our executive officers, for total gross proceeds of $22.6 million. In August 2018, we completed a public offering and a concurrent private placement offering of an aggregate 6,925,000 shares of our common stock, raising $94.6 million after offering costs. In January 2020, we completed follow-on public offering of an aggregate 5,750,000 shares of our common stock, raising $78.2 million after offering costs.
COVID-19 Developments
The COVID-19 pandemic, and the related effect on the U.S. and global economies, including the current economic downturn and the uncertainty associated with the timing and likelihood of economic recovery, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of the Adviser.
While we have been monitoring, and continue to monitor, the COVID-19 pandemic and its impact on our and our portfolio companies’ business, we have continued to raise capital, maintain appropriate levels of available liquidity, support and monitor our existing portfolio companies, fund existing unfunded commitments, and selectively deploy capital in new investment opportunities in venture growth stage companies. While we have not seen a material reduction in demand in the venture growth stage market, we do expect to see reduced originations in 2020, as compared to 2019 levels, as we and others, including potential venture growth stage portfolio companies, navigate the current challenging environment.
We have seen, and expect to continue to see, certain of our portfolio companies experience financial distress and, depending on the duration of the COVID-19 pandemic and the extent of its disruption to operations, expect that certain of our portfolio companies may default on their financial obligations to us and their other capital providers. Portfolio companies operating in certain industries may be more susceptible to these risks than other portfolio companies in other industries in light of the effects of the COVID-19 pandemic. Some of our portfolio companies have already taken steps to significantly reduce, modify, or alter business strategies and operations, and we expect that additional portfolio companies may take similar steps if subjected to prolonged and severe financial distress, which may impair their business on a permanent basis.

As of March 31, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, the indenture governing the 2022 Notes contains certain covenants, including covenants (i) requiring our compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act (after giving effect to any exemptive relief granted to us by the SEC); and (ii) if our asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on our common stock (except to the extent necessary for us to maintain our treatment as a RIC under Subchapter M of the Code), or purchasing any of our common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC). The Credit Facility also includes certain covenants, including without limitation, a covenant requiring 150% asset coverage in accordance with the 1940 Act, and the Note Purchase Agreement governing the 2025 Notes contains certain covenants, including without limitation, a minimum asset coverage ratio of 150%, a minimum interest coverage ratio of 125%, and a minimum stockholders’ equity threshold. Moreover, the fixed rate of the 2025 Notes is subject to a 1.00% increase in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, which risk is increased as a result of the impact of the COVID-19 pandemic. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility, the 2022 Notes, and the 2025 Notes.
As discussed below under “Results of Operations,” our net asset value per share as of March 31, 2020 decreased as compared to our net asset value per share as of December 31, 2019, in part due to the aggregate unrealized depreciation of our investment portfolio caused by the immediate adverse economic effects of the COVID-19 pandemic and uncertainty regarding the extent and duration of its impact. Any continued significant increase in aggregate unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, under the indenture governing the 2022 Notes, and under the Note Purchase Agreement governing the 2025 Notes, or otherwise triggering an event of default under the relevant borrowing arrangement. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I of our Annual Report on Form 10‑K for the year ended December 31, 2019 for more information. As of March 31, 2020, we were in compliance with the asset coverage requirements under the 1940 Act, and we were not in breach of any covenants under the Credit Facility, under the indenture governing the 2022 Notes, or under the Note Purchase Agreement governing the 2025 Notes. We do not expect to breach any of these covenants in the near term assuming that conditions do not materially deteriorate further or for a prolonged period of time.
We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and related guidance from U.S. and international authorities, including federal, state and local public health authorities. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. However, it could have a material adverse impact for a prolonged period of time on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of us and our portfolio companies. See “Risk Factors” in this Quarterly Report on Form 10-Q for more information.
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
As of March 31, 2020, we had 209 investments in 70 companies. Our investments included 118 debt investments, 69 warrant investments, and 22 direct equity and related investments. As of March 31, 2020, the aggregate cost and fair value of these investments were $737.7 million and $713.2 million, respectively. As of March 31, 2020, three of our portfolio companies were publicly traded. As of March 31, 2020, the 118 debt investments had an aggregate fair value of $661.7 million and a weighted average loan to enterprise value ratio at the time of underwriting of 9.3%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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

The following tables provide information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of March 31, 2020 and December 31, 2019.

	March 31, 2020
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$705,570	$661,750	$(43,820)	118	40
Warrant investments	18,935	22,501	$3,566	69	60
Equity investments	13,221	28,904	$15,683	22	21
Total Investments in Portfolio Companies	$737,726	$713,155	$(24,571)	209	70	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2019
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$630,724	$604,518	$(26,206)	102	38
Warrant investments	18,150	22,090	$3,940	64	58
Equity investments	11,801	26,521	$14,720	21	20
Total Investments in Portfolio Companies	$660,675	$653,129	$(7,546)	187	68	(1)
_______________
(1)Represents non-duplicative number of companies.
The following tables present the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of March 31, 2020 and December 31, 2019.

	March 31, 2020
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$83,413	11.7%
Consumer Products and Services	49,620	7.0
Financial Institution and Services	45,420	6.4
Security Services	45,189	6.3
E-Commerce - Clothing and Accessories	43,445	6.1
Business to Business Marketplace	38,854	5.4
E-Commerce - Personal Goods	37,187	5.2
Network Systems Management Software	34,452	4.8
Entertainment	32,924	4.6
Household & Office Goods	29,779	4.2
Real Estate Services	29,629	4.2
Social/Platform Software	29,565	4.1
Travel & Leisure	29,357	4.1
Buildings and Property	29,073	4.1
Shopping Facilitators	25,221	3.5
Healthcare Technology Systems	21,846	3.1
Other Financial Services	19,980	2.8
Food & Drug	15,757	2.2
Database Software	14,814	2.1
Consumer Non-Durables	10,667	1.5
Consumer Retail	10,158	1.4
Human Resources/Recruitment	10,040	1.4
Commercial Services	9,973	1.4
Multimedia and Design Software	9,635	1.4
Communications Software	2,000	0.3
Restaurant / Food Service	1,593	0.2
General Media and Content	1,415	0.2
Building Materials/Construction Machinery	591	0.1
Educational/Training Software	441	0.1
Biofuels / Biomass	400	0.1
Transportation	264	*
Conferencing Equipment / Services	205	*
Advertising / Marketing	148	*
Wireless Communications Equipment	100	*
Medical Software and Information Services	—	—
Total portfolio company investments	$713,155	100.0%
_______________

*	Amount represents less than 0.05% of the total portfolio investments.

	December 31, 2019
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$74,937	11.5%
Consumer Products and Services	50,664	7.8
Financial Institution and Services	47,042	7.2
Security Services	45,252	6.9
E-Commerce - Clothing and Accessories	42,539	6.5
Business to Business Marketplace	38,504	5.9
Entertainment	34,346	5.3
Network Systems Management Software	34,188	5.2
Household & Office Goods	32,298	4.9
Buildings and Property	30,459	4.7
Social / Platform Software	30,248	4.6
Real Estate Services	23,076	3.5
Healthcare Technology Systems	21,410	3.3
Other Financial Services	20,344	3.1
Travel & Leisure	20,311	3.1
Shopping Facilitators	15,745	2.4
E-Commerce - Personal Goods	15,300	2.3
Database Software	14,891	2.3
Food & Drug	12,687	1.9
Consumer Non-Durables	10,626	1.6
Consumer Retail	10,158	1.6
Commercial Services	9,998	1.5
Human Resources/Recruitment	9,975	1.5
Communications Software	2,000	0.3
Biofuels / Biomass	1,797	0.3
Restaurant / Food Service	1,593	0.2
General Media and Content	1,073	0.2
Building Materials / Construction Machinery	500	0.1
Educational / Training Software	434	0.1
Conferencing Equipment / Services	205	*
Transportation	193	*
Wireless Communications Equipment	188	*
Advertising / Marketing	148	*
Medical Software and Information Services	—	—
Total portfolio company investments	$653,129	100.0%
_______________

*	Amount represents less than 0.05% of the total portfolio investments.
The following table presents the financing product type of our debt investments as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$655,883	99.1%	$599,030	99.1%
Revolver loans	5,867	0.9	5,488	0.9
Total debt investments	$661,750	100.0%	$604,518	100.0%
Investment Activity
During the three months ended March 31, 2020, we entered into commitments with three new portfolio companies and four existing portfolio companies totaling $102.6 million, funded 17 debt investments for $78.8 million in principal value, acquired warrant investments representing $1.1 million of value and made equity investments of $1.4 million.

During the three months ended March 31, 2019, we entered into commitments with five new portfolio companies and four existing portfolio companies totaling $191.0 million, funded thirteen debt investments for approximately $89.5 million in principal value, acquired warrant investments representing approximately $1.8 million of value and made an equity investment of $0.5 million.
During the three months ended March 31, 2020, we received $1.0 million of debt prepayments and $5.8 million of scheduled amortization and repayments.
During the three months ended March 31, 2019, we received $57.6 million of debt prepayments from three portfolio companies and one portfolio company repaid at maturity its outstanding growth capital loan of approximately $5.0 million.
The following table presents the total portfolio investment activity for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Beginning portfolio at fair value	$653,129	$433,417
New debt investments, net(1)	77,025	87,639
Scheduled principal payments from debt investments	(5,813)	(12,960)
Early principal payments, repayments and recoveries	(1,000)	(57,553)
Accretion of debt investment fees	3,782	3,235
Payment-in-kind coupon	852	771
New warrant investments	1,074	1,814
New equity investments	1,420	500
Proceeds and dispositions of investments	—	(322)
Net realized gains (losses)	(289)	(29)
Net unrealized gains (losses) on investments	(17,025)	1,183
Ending portfolio at fair value	$713,155	$457,695
_______________
(1)Debt balance is net of fees and discounts applied to the loan at origination.
As of March 31, 2020, our unfunded commitments to 17 companies totaled $209.0 million. During the three months ended March 31, 2020, $55.3 million in unfunded commitments expired or were terminated.
As of December 31, 2019, our unfunded commitments to 16 companies totaled $226.1 million. During the year ended December 31, 2019, $167.1 million in unfunded commitments expired or were terminated.
The following table provides additional information on our unfunded commitments regarding milestones, expirations, and types of loans as of March 31, 2020 and December 31, 2019.

Unfunded Commitments(1) (in thousands)	March 31, 2020	December 31, 2019
Dependent on milestones	$40,983	$59,333
Expiring during:
2020	172,983	188,083
2021	36,000	38,000
Total	$208,983	$226,083
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of March 31, 2020 and December 31, 2019, the fair value for these unfunded commitments totaled $1.8 million and $2.2 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three months ended March 31, 2020 and 2019.

Commitments and Fundings (in thousands)	For the Three Months Ended March 31,
	2020	2019
Debt Commitments
New portfolio companies	$65,000	$130,000
Existing portfolio companies	37,573	60,690
Total(1)	$102,573	$190,690

Funded Debt Investments	$78,761	$89,517

Equity Investments	$1,420	$500

Non-Binding Term Sheets	$79,530	$250,023
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of March 31, 2020 and December 31, 2019, this backlog of potential future commitments totaled $1.1 million and $15.5 million, respectively.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$131,840	19.9%	10	$121,866	20.2%	8
White (2)	421,008	63.6	22	425,016	70.3	23
Yellow (3)	88,409	13.4	4	31,103	5.1	3
Orange (4)	18,400	2.8	1	22,956	3.8	1
Red (5)	2,093	0.3	3	3,577	0.6	3
	$661,750	100.0%	40	$604,518	100.0%	38
As of March 31, 2020 and December 31, 2019, the weighted average investment ranking of our debt investment portfolio was 2.00 and 1.94, respectively. During the three months ended March 31, 2020, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: two portfolio companies with a combined principal balance of $11.0 million were upgraded from White (2) to Clear (1); two portfolio companies with a combined principal balance of $20.0 million were upgraded from Yellow (3) to White (2); and three portfolio companies with a combined principal balance of $80.4 million were downgraded from White (2) to Yellow (3).

Results of Operations
Comparison of operating results for the three months ended March 31, 2020 and 2019
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the three months ended March 31, 2020, our net decrease in net assets resulting from operations was $5.1 million, which was comprised of $12.2 million of net investment income and $17.4 million of net realized and unrealized losses. On a per share basis for the three months ended March 31, 2020, net investment income was $0.41 per share and the net decrease in net assets from operations was $0.17 per share.
For the three months ended March 31, 2019, our net increase in net assets resulting from operations was $11.1 million, which was comprised of $9.9 million of net investment income and $1.2 million of net realized and unrealized gains. On a per share basis for the three months ended March 31, 2019, net investment income was $0.40 per share and the net increase in net assets from operations was $0.45 per share.
Investment Income
For the three months ended March 31, 2020, total investment income was $20.8 million as compared to $17.5 million for the three months ended March 31, 2020. The increase in total investment income for the three months ended March 31, 2020, compared to the comparable period of 2019, is primarily due to higher weighted average principal outstanding on our income-bearing debt investments and an increase in the acceleration of unamortized fees, partially offset from lower other income due to prepayment activity.
For the three months ended March 31, 2020, we recognized $0.6 million in other income, consisting primarily of $0.5 million from the termination or expiration of unfunded commitments. For the three months ended March 31, 2019, we recognized $0.3 million in other income consisting of $0.1 million from the termination or expiration of unfunded commitments, and $0.2 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity.
Operating Expenses
Total operating expenses consist of base management fee, income incentive fee, capital gains incentive fee, interest expense and amortization of fees, administration agreement expenses, and general and administrative expenses. In determining the base management fee, our Adviser has agreed to exclude U.S. Treasury bill assets acquired at the end of each applicable quarter from the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will generally decrease over time as our portfolio and capital base expand. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. The capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expenses will generally increase as we utilize more of the Credit Facility and issue additional debt securities, and we generally expect expenses under the administration agreement and general and administrative expenses to increase over time to meet the additional requirements associated with servicing a larger portfolio.
For the three months ended March 31, 2020, total operating expenses were $8.6 million as compared to $7.6 million for the three months ended March 31, 2019.
Base management fees totaled $2.8 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. Base management fees for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, increased primarily due to an increase in the average size of our portfolio between periods.
For the three months ended March 31, 2020, our income incentive fee was reduced by $2.4 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of approximately $2.4 million in net investment income. Income incentive fees totaled $2.5 million for the three months ended March 31, 2019.
There was no capital gains incentive fee expense calculated for either of the three months ended March 31, 2020 and 2019.
For the three months ended March 31, 2020 and 2019, interest and fees on our borrowings totaled $4.2 million and $2.2 million, respectively. Interest and fee expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, increased due to a higher weighted average outstanding principal balance on borrowings, and the issuance of the 2025 Notes, offset by a decrease in benchmark interest rates.
Administration agreement and general and administrative expenses totaled $1.7 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. The increase for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to higher overhead allocation between periods and increased use of professional services.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included as a component of net realized gains (losses) on investments in the consolidated statements of operations.

During the three months ended March 31, 2020, we recognized net realized losses on investments of $0.3 million, primarily as a result of the termination of warrants in one portfolio company.
During the three months ended March 31, 2019, we recognized net realized losses on investments of approximately $29,000, as a result of changes in foreign currency between the time of investment and liquidation.
Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statements of operations.
Net change in unrealized depreciation during the three months ended March 31, 2020 was $17.0 million, resulting primarily from mark-to-market related changes, as well as credit-related adjustments.
Net change in unrealized appreciation during the three months ended March 31, 2019 was $1.2 million, which primarily consisted of $3.6 million of net unrealized appreciation on the investment portfolio related to mark to market activity, offset by the reversal and recognition of previously recorded net unrealized appreciation of $2.4 million into income or realized gains due to the disposition of four portfolio companies.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as it depends on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three months ended March 31, 2020 and 2019, interest income totaled $20.3 million, and $17.1 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 12.7% and 16.5%, respectively.
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
The yield on our total debt portfolio, excluding the impact of prepayments, was 12.7% and 13.8%, respectively, for the three months ended March 31, 2020 and 2019.
The following table provides the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments.

Returns on Net Asset Value and Total Assets Portfolio Yield(1)	For the Three Months Ended March 31,
	2020	2019
Weighted average annualized portfolio yield on total debt investments(2)	12.7%	16.5%
Coupon income	9.8%	10.7%
Accretion of discount	1.2%	0.9%
Accretion of end-of-term payments	1.7%	2.2%
Impact of prepayments during the period	—%	2.7%
_______________

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
For the three months ended March 31, 2020 and 2019, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 2.4% and 3.4%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was (57.1)% and 29.8%, respectively.

The table below summarizes our return on average total assets and return on average NAV for the three months ended March 31, 2020 and 2019.

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended March 31,
	2020	2019
Net investment income	$12,237	$9,915
Net increase (decrease) in net assets	$(5,118)	$11,069

Average net asset value(1)	$404,355	$337,414
Average total assets(1)	$724,389	$468,792

Net investment income to average net asset value(2)	12.2%	11.9%
Net increase (decrease) in net assets to average net asset value(2)	(5.1)%	13.3%

Net investment income to average total assets(2)	6.8%	8.6%
Net increase (decrease) in net assets to average total assets(2)	(2.8)%	9.6%
_______________

(1)	The average net asset values and the average total assets are computed based on daily balances.

(2)	Percentage is presented on an annualized basis.
Critical Accounting Policies
The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. We consider valuation of investments, income recognition, realized / unrealized gains or losses and U.S. federal income taxes to be our critical accounting policies and estimates. These critical accounting policies and estimates, and any changes thereto, are discussed under “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 4, 2020 and under “Note 4. Investments” in the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q. Any changes to the policies are disclosed in the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows, prepayments, and the ability to liquidate publicly traded investments, will be adequate to meet our cash needs for our daily operations. This “Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above and “Risk Factors” below in this Quarterly Report on Form 10-Q.
Cash Flows
During the three months ended March 31, 2020, net cash used by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $72.2 million and net cash provided by financing activities was $131.4 million due to net proceeds received from our January 2020 public follow-on offering of common stock and the issuance of the 2025 Notes in March 2020, partially offset by net repayments under the Credit Facility of $5.3 million and $10.6 million in distributions paid. As of March 31, 2020, cash, including restricted cash, was $85.6 million.
During the three months ended March 31, 2019, net cash used by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $17.3 million and net cash provided by financing activities was $49.4 million due to net borrowings under the Credit Facility of $57.8 million, offset by $8.4 million in distributions paid. As of March 31, 2019, cash, including restricted cash, was $42.0 million.
Capital Resources and Borrowings
As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Credit Facility or the issuance of additional shares of our common stock or debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted.

Credit Facility
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
As of March 31, 2020 and December 31, 2019, we had outstanding borrowings of $257.0 million and $262.3 million, respectively, under the Credit Facility, net of deferred credit facility costs of $1.3 million and $1.6 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $43.0 million and $37.7 million of remaining capacity on our Credit Facility as of March 31, 2020 and December 31, 2019, respectively.
2022 Notes
On July 14, 2017, we completed a public offering of $65.0 million in aggregate principal amount of the 2022 Notes and received net proceeds of $62.8 million, after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, we issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of $9.5 million, after the payment of fees and offering costs. The interest on the 2022 Notes, which accrues at an annual rate of 5.75%, is payable quarterly on January 15, April 15, July 15 and October 15. The maturity date of the 2022 Notes is July 15, 2022.
As of March 31, 2020 and December 31, 2019, we have recorded in the consolidated statements of assets and liabilities our liability for the 2022 Notes, net of deferred issuance costs, of $73.6 million and $73.5 million, respectively. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2022 Notes.
2025 Notes
On March 19, 2020, we completed a private offering of $70.0 million in aggregate principal amount of the 2025 Notes and received net proceeds of $69.1 million, after the payment of fees and offering costs. The interest on the 2025 Notes, which accrues at an annual rate of 4.50%, is payable semiannually on March 19 and September 19 each year, beginning on September 19, 2020. The maturity date of the 2025 Notes is March 19, 2025.
As of March 31, 2020, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.1 million. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2025 Notes.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of March 31, 2020, our asset coverage for borrowed amounts was 198%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of March 31, 2020:

Payments Due By Period (in thousands)	March 31, 2020
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$257,000	$—	$257,000	$—	$—
2022 Notes	74,750	—	74,750	—	—
2025 Notes	70,000	—	—	70,000	—
Total	$401,750	$—	$331,750	$70,000	$—
Off-Balance Sheet Arrangements
Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2020 and December 31, 2019, the Company’s unfunded commitments totaled $209.0 million to 17 portfolio companies and $226.1 million to 16 portfolio companies, respectively, of which $41.0 million and $59.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences material adverse events that affect the financial condition or business outlook for the portfolio company.

The table below provides our unfunded commitments by portfolio company as of March 31, 2020 and 2019.

Unfunded Commitments(1) (in thousands)	March 31, 2020	December 31, 2019
BlueVine Capital, Inc.	$30,000	$30,000
Capsule Corp.	30,000	10,000
Cohesity, Inc.	30,000	—
Hims, Inc.	25,000	25,000
Curology, Inc.	15,000	15,000
Freshly Inc.	15,000	18,000
Farmer's Business Network, Inc.	10,000	—
OfferUp Inc.	10,000	20,000
Signifyd, Inc.	10,000	10,000
Transfix, Inc.	10,000	10,000
Adjust GmbH	6,000	—
Grove Collaborative, Inc.	5,333	21,750
Pencil and Pixel, Inc.	5,000	—
Sonder USA, Inc.	3,000	8,333
OneSource Virtual, Inc.	2,000	5,000
Outfittery GMBH	1,650	—
Mind Candy Limited	1,000	—
Toast, Inc.	—	35,000
Moda Operandi, Inc.	—	10,000
Nurx Inc.	—	5,000
Brooklinen, Inc.	—	3,000
GoEuro Corp.	—	—
Total	$208,983	$226,083
_____________

(1)	Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
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
The following table summarizes our cash distributions per share that have been authorized by our Board since our initial public offering to March 31, 2020. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the year ended December 31, 2019, distributions represent ordinary income and long term capital gains. Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 10% of the aggregate declared distribution for distributions declared on or before December 31, 2020, and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2021.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
Total cash distributions				$8.88
_____________

(1)
The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.

(2)	Represents a special distribution.
For the three months ended March 31, 2020 and for the year ended December 31, 2019, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 100.0% and 98.8% of total distributions paid, respectively.
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement”, which is intended to improve the effectiveness of fair value measurement disclosures. The amendment, among other things, affects certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy, and Level 3 fair value measurements as they relate to valuation process, unrealized gains and losses, measurement uncertainty, and significant unobservable inputs. The new guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for any interim or annual period. The adoption of these rules did not have a material impact on the consolidated financial statements and disclosures.
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

Recent Developments
Dividends
On April 30, 2020, the Board declared a $0.36 per share regular quarterly distribution, payable on June 30, 2020 to stockholders of record on June 16, 2020.
Recent Portfolio Activity
From April 1, 2020 through May 5, 2020, we closed $5.4 million of additional debt commitments and funded $16.7 million in new investments. TPC’s direct originations platform entered into $46.5 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From April 1, 2020 through May 5, 2020, we received $10.0 million of principal prepayments generating approximately $1.1 million of accelerated income.
Other Developments
In addition, subsequent to March 31, 2020, the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of the Adviser. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. See “COVID-19 Developments” above for more information.
On May 6, 2020, we entered into an unsecured revolving loan agreement with the Adviser as the lender (the “Adviser Revolver”). The Adviser Revolver has a maximum credit limit of $50.0 million, with $25.0 million available at close and an accordion feature for an additional $25.0 million in commitments from the Adviser. The Adviser Revolver has a maturity date of December 31, 2020. See “Item 5. Other Information” of Part II of this Quarterly Report on Form 10-Q for more information about the Adviser Revolver.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. We are also subject to risks relating to the capital markets; conditions affecting the general economy; legislative reform; and local, regional, national or global political, social or economic instability. U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in values of publicly-traded securities. Any continuation of the stresses on capital markets and credit markets, or a further increase in volatility could result in a contraction of available credit for us and/or an inability by us to access the equity or debt capital markets or could otherwise cause an inability or unwillingness of our lenders to fund their commitments to us, any of which may have a material adverse effect on our results of operations and financial condition.
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
In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over Prime that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR.
As of March 31, 2020, a majority of the debt investments (approximately 70.8% or $498.9 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors and some of which have interest rate caps for a limited period. Substantially all of our unfunded commitments float with changes in the Prime rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, our 2022 Notes bear interest at a fixed rate. In addition, our 2025 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs).
As of March 31, 2020, our floating rate borrowings totaled $257.0 million which comprised of 64.0% of our outstanding debt. Due to the fact that the majority of our floating rate portfolio is subject to interest-rate floors above the current Prime rate, small interest rate increases would generally decrease our net investment income because our interest expense would increase without a corresponding increase the spread over LIBOR or the Prime Rate that we earn on any portfolio investments; however, a decrease in interest rates would generally increase our net investment income because our interest expense attributable to borrowings under the Credit Facility would decrease. This is illustrated in the following table which shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the March 31, 2020 consolidated statement of assets and liabilities.

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$5,983	$(7,710)	$(1,727)
Up 200 basis points	$1,328	$(5,140)	$(3,812)
Up 100 basis points	$76	$(2,570)	$(2,494)
Up 50 basis points	$14	$(1,285)	$(1,271)
Down 50 basis points	$—	$1,285	$1,285
Down 100 basis points	$—	$1,811	$1,811
Down 200 basis points	$—	$1,811	$1,811
Down 300 basis points	$—	$1,811	$1,811
This analysis is indicative of the potential impact on our investment income as of March 31, 2020, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Since it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2020, we had no hedging transactions in place as we deemed the risk acceptable and we did not believe it was necessary to mitigate this risk at that time.
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
(a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(a) Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
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

Item 1A.	Risk Factors
You should carefully consider the risks described below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.
In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2019 that we filed with the SEC on March 4, 2020, which could materially affect our business, financial condition or operating results.
Events outside of our control, including relating to public health crises, could negatively affect our portfolio companies’ and our results of operations and financial condition, as well as the amount or frequency of our distributions to stockholders.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected, and could continue to adversely affect, operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being facing such persons. The pandemic is having, and any future continuation of the pandemic could have, an adverse impact on the markets and the economy in general.
Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies; in many instances the impact will be adverse and material. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.
The COVID-19 pandemic and the uncertainty regarding the extent and duration of its impact has had a material adverse impact on the venture capital fundraising environment, including with respect to the venture growth stage companies in which we invest. Our portfolio companies generally require additional equity financing every twelve to twenty-four months. Due to the effects of the COVID-19 pandemic, there is an increased risk that one or more of our venture growth stage portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, which risk may be amplified with respect to portfolio companies that have already taken steps to reduce or modify business operations or are operating in industries that are, or are perceived to be, more adversely affected by the COVID-19 pandemic. Such events would likely have a negative impact our investment returns, the fair value of our investment and our ability to restructure such investment on favorable terms if such portfolio company’s cash flow from operating activities is insufficient during the COVID-19 pandemic to satisfy its continuing growth, working capital and other requirements or if such portfolio company is otherwise unable to access the benefits of one of the U.S. federal government stimulus programs made available under the Coronavirus Aid, Relief, and Economic Security Act or meet the performance requirements necessary to forgive all or a portion of any loans made to it thereunder. In addition, as a result of the financial stress caused by the effects of the COVID-19 pandemic, other investors in our portfolio companies may be unable to, or may choose not to, fulfill their ongoing funding obligations with respect to certain of our portfolio companies, may be unable to continue supporting the ongoing operations of our portfolio companies operationally and/or financially, or may seek to restructure or otherwise modify their existing investments in our portfolio companies in a manner that is detrimental to our investment, which could have a material adverse impact on our financing arrangement with the portfolio company and on our results of operations and financial condition. In addition, we intend to use cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility, our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows and prepayments, and any proceeds from equity or debt offerings, to fund our outstanding unfunded obligations.

Depending on the severity and duration of the impact of the COVID-19 pandemic on our results of operations and financial condition, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due, which could harm he reputation of the Company and TriplePoint Capital LLC among its select group of venture capital investors and in the venture capital market generally. Any such occurrence could decrease our deal flow and the outlook of our investments, resulting in a material adverse effect on our financial condition, results of operations and cash flows.
Developments related to the COVID-19 pandemic have already contributed to a decrease in the fair value of our portfolio investments as of March 31, 2020 as compared to their fair value as of December 31, 2019, and may result in further decreases going forward. As of March 31, 2020, we had four portfolio companies in which our investments were on non‑accrual (all of which were generally caused by events unrelated to the COVID-19 pandemic), with an aggregate cost and fair value of $49.4 million and $20.5 million, respectively. The various effects of the COVID-19 pandemic discussed above increase the risk that we will place additional investments on non-accrual status in the future.
In addition, the COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have a material adverse effect on our investment income received from portfolio investments, particularly our interest income. We may need to modify our investments in some portfolio companies as a result of the adverse effects of the COVID-19 pandemic, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. If an investment included in the borrowing base for the Credit Facility is downgraded to “Red (5)” on our credit watch list (as discussed under “Portfolio Composition, Investment Activity and Asset Quality - Asset Quality” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Quarterly Report on Form 10-Q), or if we materially modify the terms of such an investment, then the borrowing base under the Credit Facility will generally be reduced to the extent of the fair value of such investment, which may have a material adverse effect on our results of operations, financial condition and available liquidity. Any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing existing borrowings under the Credit Facility, the 2022 Notes and the 2025 Notes and distribution payments to stockholders.
Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 10% of the aggregate declared distribution for distributions declared on or before December 31, 2020, and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2021.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders, including existing lenders, not to extend credit to us or renew or expand existing credit facilities. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
You may receive shares of our common stock through our dividend reinvestment plan, and we may otherwise choose to pay dividends in our common stock, in which case you may be required to pay tax in excess of the cash you receive.
Our cash distributions to stockholders will be automatically reinvested in additional shares of our common stock unless such stockholder has specifically “opted out” of our dividend reinvestment plan so as to receive cash distributions. In addition, we may in the future distribute taxable dividends that are payable in part in shares of our common stock. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the Internal Revenue Service (“IRS”), a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 10% of the aggregate declared distribution for distributions declared on or before December 31, 2020, and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2021. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Dividend Reinvestment Plan
During the three months ended March 31, 2020, we issued 73,369 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended March 31, 2020 was $0.4 million.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On May 6, 2020, we entered into the Adviser Revolver, which has a maximum credit limit of $50.0 million, with $25.0 million available at close and an accordion feature for an additional $25.0 million in commitments from the Adviser. Any advance of funds under the Adviser Revolver, and any exercise of the accordion feature, must be approved by the Adviser in advance in its sole discretion. The Adviser Revolver expires on December 31, 2020, and borrowings thereunder bear an annual interest rate of 6.0%, payable quarterly. Any of our obligations under the Adviser Revolver are unsecured and are expressly subordinated and junior in right of payment to all of our other indebtedness for borrowed funds.
The description above is only a summary of the material provisions of the Adviser Revolver and is qualified in its entirety by reference to a copy of the Adviser Revolver, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(2)

10.1	Master Note Purchase Agreement, dated March 19, 2020, by and among the Company and the Purchasers party thereto(3)

10.2	Revolving Loan Agreement, dated May 6, 2020, by and among the Company, as the borrower, and TriplePoint Advisers LLC, as the lender(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act(*)

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

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01044) filed on March 19, 2020.
(*)    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Venture Growth BDC Corp.
Date: May 6, 2020	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

TriplePoint Venture Growth BDC Corp.
Date: May 6, 2020	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)