Form 10-Q
period 2020-09-30
TriplePoint Venture Growth BDC Corp.
filed 2020-11-05
CIK 1580345

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
As of November 5, 2020, the Registrant had 30,827,702 shares of common stock, $0.01 par value per share, outstanding.

TriplePoint Venture Growth BDC Corp.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Investments at fair value (amortized cost of $664,349 and $660,675, respectively)	$646,813	$653,129
Cash	24,858	20,285
Restricted cash	836	6,156
Deferred credit facility costs	750	1,603
Prepaid expenses and other assets	2,178	2,975
Total assets	$675,435	$684,148

Liabilities
Revolving Credit Facility	$112,000	$262,300
2022 Notes, net	73,837	73,454
2025 Notes, net	69,098	—
Base management fee payable	3,347	2,462
Income incentive fee payable	3,051	1,362
Payable to directors and officers	—	86
Other accrued expenses and liabilities	4,747	11,978
Total liabilities	$266,080	$351,642
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share (450,000 shares authorized; 30,828 and 24,923 shares issued and outstanding, respectively)	308	249
Paid-in capital in excess of par value	412,486	333,052
Total distributable earnings (loss)	(3,439)	(795)
Total net assets	$409,355	$332,506
Total liabilities and net assets	$675,435	$684,148

Net asset value per share	$13.28	$13.34

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income
Interest income from investments	$22,218	$15,434	$65,760	$50,477
Other income
Expirations / terminations of unfunded commitments	315	228	1,012	544
Other fees	592	28	989	1,101
Total investment and other income	23,125	15,690	67,761	52,122

Operating expenses
Base management fee	3,347	2,270	9,357	6,107
Income incentive fee	3,051	1,745	5,935	6,754
Interest expense and amortization of fees	3,509	3,202	11,983	8,415
Administration agreement expenses	416	463	1,671	1,238
General and administrative expenses	597	897	2,837	2,457
Total operating expenses	10,920	8,577	31,783	24,971

Net investment income	12,205	7,113	35,978	27,151

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	4,089	(1,801)	4,559	(1,847)
Net change in unrealized gains (losses) on investments	(1,850)	(14,124)	(9,989)	814
Net realized and unrealized gains (losses)	2,239	(15,925)	(5,430)	(1,033)

Net increase (decrease) in net assets resulting from operations	$14,444	$(8,812)	$30,548	$26,118

Basic and diluted net investment income per share	$0.40	$0.29	$1.18	$1.09
Basic and diluted net increase (decrease) in net assets per share	$0.47	$(0.35)	$1.00	$1.05
Basic and diluted weighted average shares of common stock outstanding	30,792	24,865	30,475	24,825

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance at June 30, 2019	24,859	$249	$332,375	$20,028	$352,652
Net increase (decrease) in net assets resulting from operations	—	—	—	(8,812)	(8,812)
Distributions reinvested in common stock	36	—	554	—	554
Distributions from net investment income	—	—	—	(8,948)	(8,948)
Balance at September 30, 2019	24,895	$249	$332,929	$2,268	$335,446

Balance at June 30, 2020	30,784	$308	$412,016	$(6,801)	$405,523
Net increase (decrease) in net assets resulting from operations	—	—	—	14,444	14,444
Distributions reinvested in common stock	44	—	470	—	470
Distributions from net investment income	—	—	—	(11,082)	(11,082)
Balance at September 30, 2020	30,828	$308	$412,486	$(3,439)	$409,355

Balance at December 31, 2018	24,780	$248	$331,329	$2,954	$334,531
Net increase (decrease) in net assets resulting from operations	—	—	—	26,118	26,118
Distributions reinvested in common stock	115	1	1,600	—	1,601
Distributions from net investment income	—	—	—	(26,804)	(26,804)
Balance at September 30, 2019	24,895	$249	$332,929	$2,268	$335,446

Balance at December 31, 2019	24,923	$249	$333,052	$(795)	$332,506
Net increase (decrease) in net assets resulting from operations	—	—	—	30,548	30,548
Issuance of common stock	5,750	58	78,178	—	78,236
Distributions reinvested in common stock	155	1	1,256	—	1,257
Distributions from net investment income	—	—	—	(33,192)	(33,192)
Balance at September 30, 2020	30,828	$308	$412,486	$(3,439)	$409,355

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$30,548	$26,118
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(138,086)	(248,069)
Sales (purchase) of short-term investments, net	—	19,999
Principal payments and proceeds from investments	157,484	163,625
Payment-in-kind interest on investments	(5,887)	(1,627)
Net change in unrealized (gains) losses on investments	9,989	(814)
Net realized (gains) losses on investments	(4,559)	1,847
Amortization and accretion of premiums and discounts, net	(3,978)	(2,551)
(Accretion) reduction of end-of-term payments, net of prepayments	(8,646)	(4,949)
Amortization of deferred financing and debt issuance costs	1,336	1,161
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	—	(19,999)
Prepaid expenses and other assets	797	(58)
Base management fee payable	885	546
Income incentive fee payable	1,689	(813)
Payable to directors and officers	(86)	(18)
Other accrued expenses and liabilities	(7,231)	(4,807)
Net cash (used in) provided by operating activities	34,255	(70,409)
Cash Flows from Financing Activities:
(Repayments) borrowings under revolving credit facility, net	(150,300)	147,776
Distributions paid	(31,935)	(25,203)
Deferred credit facility costs	—	(1,486)
Proceeds from issuance of 2025 Notes	68,997	—
Proceeds from issuance of common stock	78,236	—
Net cash provided by (used in) financing activities	(35,002)	121,087
Net change in cash and restricted cash	(747)	50,678
Cash and restricted cash at beginning of period	26,441	9,949
Cash and restricted cash at end of period	$25,694	$60,627

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,698	$6,934
Distributions reinvested	$1,257	$1,601

	For the Nine Months Ended September 30,
	2020	2019
Cash	$24,858	$29,385
Restricted cash	836	31,242
Total cash and restricted cash shown in the statement of cash flows	$25,694	$60,627

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Buildings and Property
Knotel, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	2/28/2019	$9,000	$9,340	$8,657	8/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	3/25/2019	6,000	6,210	5,723	9/30/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	4/18/2019	9,000	9,290	8,513	10/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	9/30/2019	6,000	6,102	5,441	3/31/2023
Total Buildings and Property - 6.92%*			30,000	30,942	28,334

Business Applications Software
Envoy, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)	5/22/2020	1,000	983	983	5/31/2023
HI.Q, Inc.	Growth Capital Loan (11.00% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,225	13,225	6/30/2023
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	6/29/2018	7,261	7,596	7,626	6/30/2022
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	11/5/2019	5,000	5,022	5,056	11/30/2023
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	1/31/2020	3,000	3,012	3,035	1/31/2024
			15,261	15,630	15,717
Passport Labs, Inc.	Growth Capital Loan (9.75% interest rate, 5.25% EOT payment)	10/11/2018	19,000	19,109	18,894	8/31/2023
	Growth Capital Loan (10.25% interest rate, 5.25% EOT payment)	5/15/2019	6,000	5,978	5,900	3/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/15/2019	5,000	5,012	4,946	5/31/2024
			30,000	30,099	29,740
Quantcast Corporation	Growth Capital Loan (Prime + 6.25% interest rate, 10.50% floor, 6.00% EOT payment)	3/12/2018	4,070	4,866	4,871	3/31/2021
Total Business Applications Software - 15.77%*			63,581	64,803	64,536

Commercial Services
Transfix, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 2.00% EOT payment)	12/23/2019	10,000	9,945	9,945	12/31/2021
Total Commercial Services - 2.43%*			10,000	9,945	9,945

Consumer Non-Durables
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)	9/30/2020	19,000	18,838	18,838	9/30/2024
Total Consumer Non-Durables - 4.60%*			19,000	18,838	18,838

Consumer Products and Services
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 9.75% EOT payment)	2/26/2019	4,000	4,115	4,115	2/28/2022
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 9.75% EOT payment)	4/4/2019	6,000	6,137	6,137	4/30/2022
			10,000	10,252	10,252

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Quip NYC, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	4/16/2019	$10,000	$10,103	$10,103	4/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	6/26/2019	5,000	5,025	5,025	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	6/26/2019	5,000	5,025	5,025	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	9/26/2019	5,000	4,990	4,990	9/30/2022
			25,000	25,143	25,143
Total Consumer Products and Services - 8.65%*			35,000	35,395	35,395

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 7.50% floor, 3.50% EOT payment)	4/15/2020	1,000	1,002	1,005	4/30/2021
Total Consumer Retail - 0.25%*			1,000	1,002	1,005

Database Software
Qubole Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 11.00% floor, 6.75% EOT payment)	12/27/2019	10,000	10,003	10,767	12/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 11.00% floor, 6.75% EOT payment)	12/27/2019	5,000	5,002	5,383	12/31/2023
Total Database Software - 3.95%*			15,000	15,005	16,150

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (10.50% interest rate, 6.00% EOT payment)	2/26/2018	1,470	1,739	1,741	2/28/2021
	Growth Capital Loan (Prime + 6.50% interest rate, 10.50% floor, 6.50% EOT payment)	11/19/2019	5,000	4,970	5,003	11/30/2022
	Growth Capital Loan (Prime + 6.50% interest rate, 10.50% floor, 6.50% EOT payment)	11/19/2019	5,000	4,970	5,003	11/30/2022
	Growth Capital Loan (Prime + 6.50% interest rate, 10.50% floor, 6.50% EOT payment)	11/19/2019	5,000	4,970	5,003	11/30/2022
			16,470	16,649	16,750
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	15,000	14,579	14,579	3/31/2024
Outfittery GMBH(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 13.75% floor, 11.00% EOT payment)(2)	8/11/2017	6,722	7,082	6,824	8/31/2022
	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)(2)	6/7/2018	1,995	2,138	2,104	6/30/2021
	Growth Capital Loan (12.75% interest rate, 9.00% EOT payment)(2)	12/28/2018	2,294	2,366	2,382	12/31/2021
	Growth Capital Loan (Prime + 7.25% interest rate, 12.75% floor, 9.00% EOT payment)(2)	8/7/2019	3,947	3,920	3,970	8/31/2022
	Growth Capital Loan (Prime + 7.25% interest rate, 12.75% floor, 9.00% EOT payment)(2)	9/23/2019	3,305	3,156	3,269	9/30/2022
	Growth Capital Loan (Prime + 7.25% interest rate, 12.75% floor, 9.00% EOT payment)(2)	7/27/2020	1,166	1,086	1,045	7/31/2023
	Revolver (11.00% interest rate, 2.00% EOT payment)(2)	3/5/2020	3,298	3,258	3,455	12/31/2020
			22,727	23,006	23,049
Total E-Commerce - Clothing and Accessories - 13.28%*			54,197	54,234	54,378

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 5.50% EOT payment)	9/28/2018	6,834	7,175	7,175	9/30/2021
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)(2)	1/31/2020	8,250	8,392	8,392	4/30/2021
	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)(2)	1/31/2020	2,667	2,712	2,712	4/30/2021
			10,917	11,104	11,104
Total E-Commerce - Personal Goods - 4.47%*			17,751	18,279	18,279

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Entertainment
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest rate)	6/25/2014	13,890	13,775	13,565	6/30/2022
	Growth Capital Loan (9.00% PIK interest rate)(2)	3/17/2020	1,051	1,051	1,027	3/31/2023
			14,941	14,826	14,592
Roli, Ltd.(1)(3)(7)	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)(2)	5/23/2018	10,732	10,767	7,423	5/31/2021
	Growth Capital Loan (11.00% interest rate, 9.50% EOT payment)(2)	5/23/2018	1,341	1,346	928	5/31/2021
	Growth Capital Loan (11.25% interest rate, 9.50% EOT payment)(2)	7/16/2018	1,325	1,317	919	7/31/2021
	Revolver (Prime + 3.25% interest rate, 8.00% floor, 5.00% EOT payment)(2)	7/5/2018	129	129	90	10/31/2020
	Revolver (Prime + 4.25% interest rate, 9.00% floor, 5.00% EOT payment)(2)	7/5/2018	1,898	1,898	1,329	10/31/2020
	Revolver (Prime + 4.25% interest rate, 9.00% floor, 5.00% EOT payment)(2)	9/27/2018	4,556	4,556	3,205	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 10.00% EOT payment)(2)	6/5/2019	1,283	1,340	972	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	7/9/2019	627	627	462	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	8/28/2019	538	538	407	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	10/24/2019	4,925	4,925	3,512	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	4/23/2020	1,390	1,390	1,040	7/31/2020
	Convertible Note (8.00% interest rate)(2)	7/15/2020	2,525	2,525	—	7/15/2023
			31,269	31,358	20,287
Total Entertainment - 8.52%*			46,210	46,184	34,879

Financial Institution and Services
Prodigy Finance Limited(1)(3)	Growth Capital Loan (Prime + 7.75% PIK interest rate, 12.00% floor, 10.00% EOT payment)	12/5/2017	19,325	20,886	20,578	12/31/2020
	Growth Capital Loan (Prime + 7.75% PIK interest rate, 12.00% floor, 10.00% EOT payment)	3/7/2018	2,362	2,524	2,452	3/31/2021
	Growth Capital Loan (Prime + 7.75% PIK interest rate, 12.00% floor, 10.00% EOT payment)	7/31/2018	3,543	3,730	3,558	7/31/2021
	Growth Capital Loan (Prime + 7.75% PIK interest rate, 12.00% floor, 10.00% EOT payment)	8/8/2018	2,684	2,818	2,675	8/31/2021
	Growth Capital Loan (Prime + 7.75% PIK interest rate, 12.00% floor, 10.00% EOT payment)	9/5/2018	1,610	1,685	1,593	9/30/2021
	Growth Capital Loan (Prime + 7.75% PIK interest rate, 12.00% floor, 10.00% EOT payment)	9/5/2018	2,684	2,808	2,655	9/30/2021
	Growth Capital Loan (Prime + 7.75% PIK interest rate, 12.00% floor, 10.00% EOT payment)	11/15/2018	6,442	6,692	6,271	11/30/2021
	Growth Capital Loan (Prime + 7.75% PIK interest rate, 12.00% floor, 10.00% EOT payment)	12/6/2018	4,294	4,446	4,148	12/31/2021
	Growth Capital Loan (Prime + 7.75% PIK interest rate, 12.00% floor, 10.00% EOT payment)	4/30/2019	143	146	134	4/30/2022
	Growth Capital Loan (Prime + 7.75% PIK interest rate, 12.00% floor, 10.00% EOT payment)	8/6/2019	286	289	261	8/31/2022
	Growth Capital Loan (Prime + 7.75% PIK interest rate, 12.00% floor, 10.00% EOT payment)	4/21/2020	2,665	2,647	2,320	4/30/2023
Total Financial Institution and Services - 11.39%*			46,038	48,671	46,645

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Food & Drug
Freshly Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 11.75% floor, 5.00% EOT payment)	10/9/2019	$6,000	$5,836	$5,883	10/31/2022
	Growth Capital Loan (Prime + 4.50% interest rate, 9.75% floor, 6.75% EOT payment)	12/30/2019	3,000	2,934	2,952	12/31/2022
	Growth Capital Loan (Prime + 6.00% interest rate, 11.25% floor, 6.50% EOT payment)	12/30/2019	3,000	2,927	2,947	6/30/2022
	Growth Capital Loan (Prime + 4.50% interest rate, 9.75% floor, 6.75% EOT payment)	3/20/2020	3,000	2,902	2,922	3/31/2023
Total Food & Drug - 3.59%*			15,000	14,599	14,704

Healthcare Technology Systems
Nurx Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 7.75% EOT payment)	11/5/2019	20,000	20,104	20,104	11/30/2023
Total Healthcare Technology Systems - 4.91%*			20,000	20,104	20,104

Household & Office Goods
Casper Sleep Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 12.50% floor, 7.50% EOT payment)	8/9/2019	15,000	15,015	15,015	8/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 11.25% floor, 6.25% EOT payment)	11/1/2019	15,000	15,020	15,020	10/31/2022
Total Household & Office Goods - 7.34%*			30,000	30,035	30,035

Human Resources/Recruitment
Hired, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 9.75% floor, 6.00% EOT payment)	3/6/2019	5,000	5,092	4,967	9/30/2022
	Growth Capital Loan (Prime + 6.50% interest rate, 11.25% floor, 7.25% EOT payment)	3/6/2019	5,000	5,096	4,919	3/31/2022
Total Human Resources/Recruitment - 2.42%*			10,000	10,188	9,886

Multimedia and Design Software
Pencil and Pixel, Inc.	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	3/20/2020	10,000	9,914	9,914	3/31/2023
Total Multimedia and Design Software - 2.42%*			10,000	9,914	9,914

Network Systems Management Software
Signifyd, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.25% floor, 8.75% EOT payment)	4/8/2020	6,000	5,931	5,931	10/31/2023
Virtual Instruments Corporation	Growth Capital Loan (10.00% interest rate)	4/4/2016	5,000	5,000	4,943	4/4/2021
	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	31,599	31,599	26,767	4/4/2022
			36,599	36,599	31,710
Total Network Systems Management Software - 9.20%*			42,599	42,530	37,641

Other Financial Services
Upgrade, Inc.	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	1/18/2019	6,000	6,168	6,168	1/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	1/18/2019	1,522	1,562	1,562	1/31/2023
	Growth Capital Loan (9.25% interest rate, 2.75% EOT payment)	1/18/2019	6,391	6,723	6,723	1/31/2021
	Growth Capital Loan (9.50% interest rate, 6.25% EOT payment)	3/1/2019	4,432	4,635	4,635	2/28/2022
Total Other Financial Services - 4.66%*			18,345	19,088	19,088

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Real Estate Services
HomeLight, Inc.	Growth Capital Loan (13.00% interest rate)	4/16/2019	$2,000	$1,981	$1,989	4/30/2022
Sonder USA, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.25% EOT payment)	12/28/2018	17,730	18,173	18,041	6/30/2022
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	5,000	4,979	4,900	3/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	2,000	1,981	1,950	3/31/2024
			24,730	25,133	24,891
Total Real Estate Services - 6.57%*			26,730	27,114	26,880

Security Services
ForgeRock, Inc.	Growth Capital Loan (Prime + 2.90% interest rate, 8.40% floor, 8.00% EOT payment)	3/27/2019	10,000	10,146	10,146	9/30/2023
	Growth Capital Loan (Prime + 3.70% interest rate, 9.20% floor, 8.00% EOT payment)	9/30/2019	10,000	10,029	10,029	12/31/2023
	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 8.00% EOT payment)	12/23/2019	10,000	9,978	9,978	12/31/2023
Total Security Services - 7.37%*			30,000	30,153	30,153

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	10/21/2019	10,000	10,081	9,958	4/30/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	11/27/2019	5,000	5,023	4,959	5/31/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	1/6/2020	10,000	10,001	9,862	7/31/2022
Total Shopping Facilitators - 6.05%*			25,000	25,105	24,779

Social/Platform Software
ClassPass, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	8/15/2019	15,000	15,151	15,035	8/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	9/30/2019	15,000	15,105	14,985	9/30/2023
Total Social/Platform Software - 7.33%*			30,000	30,256	30,020

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	19,670	19,481	10/31/2022
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	9,792	9,686	3/31/2024
	Convertible Note (5.00% interest rate)(2)	8/11/2020	300	300	297	2/11/2023
Total Travel & Leisure - 7.20%*			30,300	29,762	29,464

Total Debt Investments - 149.27%*			$625,751	$632,146	$611,052

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*			48,500	35	13

Building Materials/Construction Machinery
View, Inc.	Preferred Stock(2)	6/13/2017	4,545,455	500	591
Total Building Materials/Construction Machinery - 0.14%*			4,545,455	500	591

Buildings and Property
Knotel, Inc.	Preferred Stock	2/19/2019	360,260	159	198
Total Buildings and Property - 0.05%*			360,260	159	198

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	51
Envoy, Inc.	Preferred Stock	5/8/2020	35,893	82	86
Farmer's Business Network, Inc.	Preferred Stock	1/3/2020	37,666	33	43
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
HI.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	437
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	335
Passport Labs, Inc.	Preferred Stock	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(5)	8/9/2018	—	213	161
Toast, Inc.	Preferred Stock(2)	2/1/2018	26,325	27	401
Total Business Applications Software - 1.14%*			1,383,258	2,708	4,686

Business to Business Marketplace
Factual, Inc.	Preferred Stock(2)	9/4/2018	47,072	86	56
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	33
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*			180,838	206	200

Commercial Services
Transfix, Inc.	Preferred Stock	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*			133,502	188	188

Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Preferred Stock(2)	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.05%*			323,381	670	205

Consumer Finance
Hello Digit, Inc.	Preferred Stock(2)	9/8/2020	723	12	12
Total Consumer Finance - 0.00%*			723	12	12

Consumer Non-Durables
Hims, Inc.	Preferred Stock(2)	11/27/2019	198,126	73	131
Imperfect Foods, Inc.	Preferred Stock(2)	6/6/2019	43,746	189	138
	Common Stock	9/30/2020	48,391	89	89
			92,137	278	227
Total Consumer Non-Durables - 0.09%*			290,263	351	358

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Products and Services
Clutter, Inc.	Preferred Stock(2)	10/18/2018	77,434	$363	$403
	Preferred Stock(2)	9/30/2020	4,912	34	34
			82,346	397	437
Outdoor Voices, Inc.	Common Stock	2/26/2019	255,000	360	—
Quip NYC, Inc.	Preferred Stock	11/26/2018	41,272	455	647
Total Consumer Products and Services - 0.26%*			378,618	1,212	1,084

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	127
Savage X, Inc.	Preferred Stock	4/7/2020	7,241	12	25
Total Consumer Retail - 0.04%*			170,704	180	152

Database Software
Qubole Inc.	Preferred Stock	11/21/2018	265,266	122	—
Total Database Software - 0.00%*			265,266	122	—

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	11/20/2017	173,341	521	364
Minted, Inc.	Preferred Stock	9/30/2020	44,554	272	272
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017	—	1,426	1,231
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	387
	Common Stock(2)	11/25/2015	149,203	1,081	1,010
			237,240	1,294	1,397
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018	—	39	57
Total E-Commerce - Clothing and Accessories - 0.83%*			530,135	3,593	3,391

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Preferred Stock	9/7/2018	336,304	269	323
Grove Collaborative, Inc.	Preferred Stock	4/2/2018	202,506	168	715
	Preferred Stock	5/22/2019	109,114	228	234
			311,620	396	949
Total E-Commerce - Personal Goods - 0.31%*			647,924	665	1,272

Educational/Training Software
Varsity Tutors LLC	Preferred Stock(2)(5)	3/13/2017	240,590	65	185
Total Educational/Training Software - 0.05%*			240,590	65	185

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock	3/24/2017	278,209	922	193
Roli, Ltd.(1)(3)	Preferred Stock(2)	5/23/2018	102,247	644	—
Total Entertainment - 0.05%*			380,456	1,566	193

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Preferred Stock	12/5/2017	43,883	828	1,024
Revolut Ltd.(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	285
	Preferred Stock(2)	10/29/2019	7,945	324	117
			14,198	364	402
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,288	382	479
	Preferred Stock(2)	12/23/2015	46,548	136	136
			174,836	518	615
Total Financial Institution and Services - 0.72%*			504,210	2,071	2,950

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Food & Drug
Capsule Corp.	Preferred Stock(2)	1/17/2020	135,022	$254	$348
	Cash Exit Fee(2)(5)	12/28/2018	—	129	129
			135,022	383	477
Freshly Inc.	Preferred Stock	10/7/2019	107,732	580	640
	Preferred Stock	10/7/2019	31,299	109	121
			139,031	689	761
Total Food & Drug - 0.30%*			274,053	1,072	1,238

General Media and Content
BZ Holdings, Inc. (fka TechMediaNetwork, Inc.)	Preferred Stock(2)	3/17/2014	72,234	31	68
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	1,092
Total General Media and Content - 0.28%*			846,586	655	1,160

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	58
Groop Internet Platfom, Inc.	Preferred Stock(2)	5/15/2019	50,881	128	38
Nurx Inc.	Preferred Stock	8/19/2019	136,573	216	216
Total Healthcare Technology Systems - 0.08%*			223,474	402	312

Household & Office Goods
Casper Sleep Inc.	Preferred Stock	3/1/2019	21,736	240	33
Total Household & Office Goods - 0.01%*			21,736	240	33

Human Resources/Recruitment
Hired, Inc.	Preferred Stock	9/21/2018	93,141	157	—
Total Human Resources/Recruitment - 0.00%*			93,141	157	—

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*			8,036	112	—

Multimedia and Design Software
Pencil and Pixel, Inc.	Preferred Stock	2/28/2020	119,474	133	133
Total Multimedia and Design Software - 0.03%*			119,474	133	133

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	54
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	112
Total Network Systems Management Software - 0.04%*			52,390	186	166

Other Financial Services
Upgrade, Inc.	Preferred Stock	1/18/2019	744,225	223	193
Total Other Financial Services - 0.05%*			744,225	223	193

Real Estate Services
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	113
Sonder Holdings Inc.	Preferred Stock	12/28/2018	136,511	232	613
	Preferred Stock	3/4/2020	14,291	42	42
			150,802	274	655
Total Real Estate Services - 0.19%*			204,806	318	768

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Security Services
ForgeRock, Inc.	Preferred Stock(2)	3/30/2016	195,992	$155	$110
	Preferred Stock	3/30/2016	161,724	340	45
Total Security Services - 0.04%*			357,716	495	155

Shopping Facilitators
Moda Operandi, Inc.	Preferred Stock	9/27/2019	34,538	343	161
OfferUp Inc.	Preferred Stock(2)	12/23/2019	44,788	42	42
Total Shopping Facilitators - 0.05%*			79,326	385	203

Social/Platform Software
ClassPass, Inc.	Preferred Stock	3/18/2019	84,507	281	281
Total Social/Platform Software - 0.07%*			84,507	281	281

Transportation
Bird Rides, Inc.	Preferred Stock(2)	4/18/2019	68,111	193	221
Total Transportation - 0.05%*			68,111	193	221

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	3/26/2018	12,027	362	111
Inspirato, LLC	Preferred Units(2)	4/25/2013	1,994	37	45
Total Travel & Leisure - 0.04%*			14,021	399	156

Total Warrant Investments - 5.06%*				$19,554	$20,697

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	$250	$356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	120
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	167
Medallia, Inc.	Common Stock(2)(10)	11/13/2014	18,616	4	510
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Total Business Applications Software - 0.31%*			75,623	641	1,256

Communications Software
Pluribus Networks, Inc.	Preferred Stock(2)	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.49%*			722,073	2,000	2,000

Consumer Non-Durables
Hims, Inc.	Preferred Stock(2)	4/29/2019	144,092	500	493
Total Consumer Non-Durables - 0.12%*			144,092	500	493

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	500	611
Total E-Commerce - Clothing and Accessories - 0.15%*			67,934	500	611

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	6/5/2018	134,249	500	773
Total E-Commerce - Personal Goods - 0.19%*			134,249	500	773

Educational/Training Software
Varsity Tutors LLC	Preferred Stock(2)	1/5/2018	92,470	250	256
Total Educational/Training Software - 0.06%*			92,470	250	256

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	1,003
Total Entertainment - 0.25%*			511,665	1,000	1,003

Financial Institution and Services
GoGreenHost AB(1)(3)	Preferred Stock(2)	12/1/2017	1	2,134	876
Revolut Ltd.(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	1,447
Total Financial Institution and Services - 0.57%*			25,921	2,426	2,323

Food & Drug
Capsule Corp.	Preferred Stock(2)	7/25/2019	75,013	500	500
Total Food & Drug - 0.12%*			75,013	500	500

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	238
	Common Stock(2)	1/14/2020	142,855	404	320
			208,855	600	558
Groop Internet Platfom, Inc.	Preferred Stock(2)	5/15/2019	90,859	250	250
Nurx Inc.	Preferred Stock(2)	5/31/2019	136,572	1,000	1,004
Total Healthcare Technology Systems - 0.44%*			436,286	1,850	1,812

Household & Office Goods
Casper Sleep Inc.	Common Stock(2)(10)	6/19/2017	35,722	1,000	257
Total Household & Office Goods - 0.06%*			35,722	1,000	257

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2020
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	$400	$606
	Preferred Stock(2)	4/7/2020	9,022	125	125
Total Network Systems Management Software - 0.18%*			69,364	525	731

Real Estate Services
Sonder Holdings Inc.	Preferred Stock(2)	5/17/2019	29,773	312	312
Total Real Estate Services - 0.08%*			29,773	312	312

Security Services
CrowdStrike, Inc.	Common Stock(2)(10)	10/13/2017	16,747	95	2,300
Total Security Services - 0.56%*			16,747	95	2,300

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	171
Inspirato, LLC	Preferred Units(2)(4)	9/11/2014	1,948	250	266
Total Travel & Leisure - 0.11%*			4,310	550	437

Total Equity Investments - 3.68%*				$12,649	$15,064

Total Investments in Portfolio Companies - 158.01%*(11)				$664,349	$646,813

Total Investments - 158.01%*(9)				$664,349	$646,813
_______________

(1)
Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2020 non-qualifying assets represented 21.0% of the Company’s total assets, at fair value.

(2)	As of September 30, 2020, this investment was not pledged as collateral as part of the Company’s revolving credit facility.

(3)	Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(4)	Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.

(5)	Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.

(6)
Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $12.2 million, $29.7 million, and $17.5 million, respectively, for the September 30, 2020 investment portfolio. The tax cost of investments is $664.3 million.

(7)
Debt is on non-accrual status at September 30, 2020 and is therefore considered non-income producing. Non-accrual investments at September 30, 2020 had a total cost and fair value of $31.4 million and $20.3 million, respectively.

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

•
For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of September 30, 2020, Prime was 3.25%. As of September 30, 2020, a majority of the debt investments (approximately 69.8% or $436.6 million in principal balance) in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors of 3.25% or higher and some of which have interest rate caps for a limited period.

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
September 30, 2020
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
The base management fee accrued and payable, income incentive fee accrued and payable, and capital gains incentive fee accrued are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. The Company had cumulative realized and unrealized losses as of September 30, 2020 and 2019, and, as a result, no capital gains incentive fees were recorded for the three and nine months ended September 30, 2020 and 2019.

Base Management and Incentive Fees (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Base management fee	$3,347	$2,270	$9,357	$6,107
Income incentive fee	$3,051	$1,745	$5,935	$6,754
Capital gains incentive fee	$—	$—	$—	$—
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
For the three and nine months ended September 30, 2020, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.4 million and $1.7 million, respectively.
For the three and nine months ended September 30, 2019, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.5 million and $1.2 million, respectively.
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
Investment Valuation
Investments measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations as of September 30, 2020 and December 31, 2019. The Company transfers investments in and out of Level 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$611,052	$611,052	$—	$—	$604,518	$604,518
Warrant investments	—	—	20,697	20,697	—	—	22,090	22,090
Equity investments	3,067	—	11,997	15,064	13,901	1,452	11,168	26,521
Total investments	$3,067	$—	$643,746	$646,813	$13,901	$1,452	$637,776	$653,129
The following tables show information about Level 3 investments measured at fair value for the nine months ended September 30, 2020 and 2019. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2020
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2019	$604,518	$22,090	$11,168	$637,776
Funding and purchases of investments, at cost	134,466	1,788	1,832	138,086
Principal payments and sale proceeds received from investments	(131,083)	—	—	(131,083)
Amortization and accretion of premiums and discounts, net and end-of term payments	12,134	—	—	12,134
Realized gains (losses) on investments	(19,981)	(384)	—	(20,365)
Net change in unrealized gains (losses) included in earnings	5,111	(2,797)	(411)	1,903
Payment-in-kind coupon	5,887	—	—	5,887
Gross transfers out of Level 3(1)	—	—	(592)	(592)
Fair value as of September 30, 2020	$611,052	$20,697	$11,997	$643,746

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2020	$(13,994)	$(2,892)	$(411)	$(17,297)
_______________

(1)	Transfers out of Level 3 are measured as of the date of the transfer. During the nine months ended September 30, 2020 the only transfer relates to an equity investment in a publicly traded company.

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2019
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2018	$405,347	$15,518	$10,556	$431,421
Funding and purchases of investments, at cost	241,767	2,892	3,410	248,069
Principal payments and sale proceeds received from investments	(163,626)	—	—	(163,626)
Amortization and accretion of premiums and discounts, net and end-of term payments	7,500	—	—	7,500
Realized gains (losses) on investments	(1,483)	(147)	(161)	(1,791)
Net change in unrealized gains (losses) included in earnings	(13,344)	1,225	20,720	8,601
Payment-in-kind coupon	1,627	—	—	1,627
Gross transfers out of Level 3(1)	—	—	(23,915)	(23,915)
Fair value as of September 30, 2019	$477,788	$19,488	$10,610	$507,886

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2019	$(10,865)	$(800)	$946	$(10,719)
_______________

(1)	Transfers out of Level 3 are measured as of the date of the transfer. During the nine months ended September 30, 2019, these transfers relate to equity investments in publicly traded companies.
Realized gains and losses are included in net realized gains (losses) on investments in the consolidated statements of operations.
During the three months ended September 30, 2020, the Company recognized net realized gains on investments of $4.1 million, consisting of $6.0 million of realized gains from the sale of publicly traded shares held in CrowdStrike, Inc. and Medallia, Inc., offset by $1.9 million of realized losses from the finalization of asset sales and removal from the Company’s investment portfolio of Munchery, Inc., which was rated Red (5) on the Company’s credit watch list. During the three months ended September 30, 2019, the Company recognized net realized losses on investments of $1.8 million, primarily as a result of the write-off of investments in one portfolio company.
During the nine months ended September 30, 2020, the Company recognized net realized gains on investments of $4.6 million, consisting of $25.4 million of realized gains from the sale of publicly traded shares held in CrowdStrike, Inc. and Medallia, Inc., offset by $20.1 million of realized losses from the finalization of asset sales and removal from the Company’s investment portfolio of three obligors, Cambridge Broadband Network Limited, Harvest Power, Inc., and Munchery, Inc., which were rated Red (5) on the Company’s credit watch list, and $0.7 million of other net realized losses. During the nine months ended September 30, 2019, the Company recognized net realized losses on investments of $1.8 million, primarily as a result of the write-off of investments in one portfolio company.
Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statements of operations.
Net change in unrealized losses during the three months ended September 30, 2020 was $1.9 million, resulting from the reversal of $4.5 million of unrealized gains associated with the sale of shares of CrowdStrike, Inc. and Medallia, Inc, partially offset by the reversal of $1.4 million of unrealized losses associated with Munchery, Inc., which was rated Red (5) on the Company’s credit watch list, and $1.2 million of net unrealized gains from fair value adjustments. Net change in unrealized losses during the three months ended September 30, 2019 was $14.1 million, which primarily consisted of $15.5 million of unrealized losses on the investment portfolio related to fair value adjustments, partially offset by $1.4 million of reversal and recognition into realized losses of previously recorded unrealized losses.
Net change in unrealized losses during the nine months ended September 30, 2020 was $10.0 million, resulting primarily from the reversal of $13.0 million of unrealized gains associated with the shares of CrowdStrike, Inc. and Medallia, Inc. sold during the year, as well as fair value adjustments, partially offset by the reversal of $19.4 million of unrealized losses associated with three obligors rated Red (5) on the Company’s credit watch list. Net change in unrealized gains during the nine months ended September 30, 2019 was $0.8 million, which primarily consisted of $3.5 million of unrealized gains on the investment portfolio related to fair value adjustments, partially offset by $2.4 million of reversal and recognition into realized losses of previously recorded unrealized losses and $0.3 million of unrealized losses as a result of changes in funds held in foreign currency for investment.
For the three months ended September 30, 2020, the Company recognized $0.9 million in other income, consisting of $0.3 million due to the termination or expiration of unfunded commitments and $0.6 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity. For the three months ended September 30, 2019, the Company recognized $0.3 million in other income, consisting of $0.2 million from the termination or expiration of unfunded commitments and $28,000 from amortization of certain fees paid by portfolio companies and other income.
For the nine months ended September 30, 2020, the Company recognized $2.0 million in other income, consisting of $1.0 million due to the termination or expiration of unfunded commitments and $1.0 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity. For the nine months ended September 30, 2019, the Company recognized $1.6 million in other income, consisting of $0.5 million from the termination or expiration of unfunded commitments and $1.1 million from amortization of certain fees paid by portfolio companies and other income.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of investments as of September 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	September 30, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$590,763	Discounted Cash Flows	Discount Rate	5.51% - 55.14%	16.42%
	20,289	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	50.00% - 50.00%
Warrant investments	18,934	Black Scholes Option Pricing Model	Revenue Multiples	0.89x - 86.16x	8.59x
			Volatility	40.00% - 90.00%	60.54%
			Term	0.20 - 5.00 Years	3.09 Years
			Discount for Lack of Marketability	5.00% - 20.00%	19.41%
			Risk Free Rate	0.09% - 0.28%	0.17%
	1,763	Discounted Expected Return	Discount Rate	20.00% - 40.00%	29.70%
			Term	1.90 - 4.00 Years	2.92 Years
			Expected Recovery Rate	18.75% - 100.00%	59.71%
Equity investments	11,121	Black Scholes Option Pricing Model	Revenue Multiples	0.89x - 8.07x	3.16x
			Volatility	45.00% - 85.00%	59.78%
			Term	1.00 - 4.50 Years	3.06 Years
			Discount for Lack of Marketability	5.00%	5.00%
			Risk Free Rate	0.12% - 0.25%	0.17%
	876	Discounted Expected Recovery	Expected Recovery Rate	48.18%	48.18%
Total investments	$643,746

Level 3 Investments (dollars in thousands)	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$577,984	Discounted Cash Flows	Discount Rate	9.91% - 25.75%	15.01%
	26,534	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	0%-100.00%
Warrant investments	20,752	Black Scholes Option Pricing Model	Revenue Multiples	1.50x - 94.7x	7.21x
			Volatility	30.0% - 61.7%	57.86%
			Term	2.00 - 4.00 Years	3.00 Years
			Discount for Lack of Marketability	0.00% - 27.50%	26.55%
			Risk Free Rate	1.56% - 1.70%	1.61%
	27	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50%	27.50%
			Term	2.00 - 3.50 Years	3.21 Years
	1,311	Discounted Expected Return	Discount Rate	18.00% - 35.00%	30.94%
			Term	2.40 - 4.00 Years	2.69 Years
			Expected Recovery Rate	50.00% - 80.00%	65.91%
Equity investments	9,340	Black Scholes Option Pricing Model	Revenue Multiples	0.85x - 10.25x	4.13x
			Volatility	30.00% - 80.00%	58.30%
			Term	1.50 - 4.00 Years	3.03 Years
			Discount for Lack of Marketability	0.00% - 5.00%	5.00%
			Risk Free Rate	1.40% - 1.70%	1.62%
	592	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50% - 32.50%	30.37%
			Term	3.50 Years	3.50 Years
	1,236	Discounted Expected Recovery	Expected Recovery Rate	50.98%	50.98%
Total investments	$637,776

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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of September 30, 2020 and December 31, 2019:

Liability (in thousands)	September 30, 2020			December 31, 2019
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$300,000	$112,000	$188,000	$300,000	$262,300	$37,700
2022 Notes	74,750	74,750	—	74,750	74,750	—
2025 Notes	70,000	70,000	—	—	—	—
Total before deferred financing and issuance costs	444,750	256,750	188,000	374,750	337,050	37,700
Unamortized deferred financing and issuance costs	—	(2,565)	—	—	(2,899)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$444,750	$254,185	$188,000	$374,750	$334,151	$37,700

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company's unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revolving Credit Facility
Interest cost	$904	$1,490	$5,156	$3,342
Unused fee	246	209	454	590
Amortization of costs and other fees	314	294	962	858
Revolving Credit Facility Total	$1,464	$1,993	$6,572	$4,790
2022 Notes
Interest cost	$1,075	$1,075	$3,224	$3,225
Amortization of costs and other fees	133	134	398	400
2022 Notes Total	$1,208	$1,209	$3,622	$3,625
2025 Notes
Interest cost	$787	$—	$1,689	$—
Amortization of costs and other fees	50	—	100	—
2025 Notes Total	$837	$—	$1,789	$—
Total interest expense and amortization of fees	$3,509	$3,202	$11,983	$8,415
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
Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates, plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 55.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of September 30, 2020 and December 31, 2019, the Company was in compliance with all covenants under the Credit Facility.
During the nine months ended September 30, 2020, gross borrowings and gross repayments under the Credit Facility were $121.0 million and $271.3 million, respectively. During the nine months ended September 30, 2019, gross borrowings and gross repayments under the Credit Facility were $257.0 million and $109.2 million, respectively. At September 30, 2020 and December 31, 2019, the Company had outstanding borrowings under the Credit Facility of $112.0 million and $262.3 million, respectively, excluding deferred credit facility costs of $0.8 million and $1.6 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the three and nine months ended September 30, 2020, the Company had average outstanding borrowings under the Credit Facility of $107.3 million and $180.8 million, respectively, at a weighted average interest rate of 4.27% and 4.14%, respectively. During the three and nine months ended September 30, 2019, the Company had average outstanding borrowings under the Credit Facility of $115.1 million and $83.9 million, respectively, at a weighted average interest rate of 5.19% and 5.31%, respectively.
As of September 30, 2020 and December 31, 2019, $564.6 million and $587.4 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility.
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
The indenture governing the 2022 Notes contains certain covenants, including covenants (i) requiring the Company's compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, whether or not the Company is subject to the such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; (ii) if the Company’s asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on the Company’s common stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any of the Company’s common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, the Company is in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the SEC); and (iii) requiring the Company to provide financial information to the trustee, if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. These covenants are subject to limitations and exceptions that are described in the indenture. As of September 30, 2020, the Company was in compliance with these covenants.
At September 30, 2020, the 2022 Notes had a market price of $25.01 per unit, resulting in an aggregate fair value of $74.8 million. The 2022 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.9 million of deferred issuance cost at September 30, 2020, which is amortized and expensed over the five-year term of the 2022 Notes based on a straight-line method.
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
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.9 million of deferred issuance cost at September 30, 2020, which is amortized and expensed over the five-year term of the 2025 Notes based on a straight-line method. The book value of the 2025 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of September 30, 2020 and December 31, 2019:

Liability (in thousands)	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$112,000	$112,000	$—	$—	$262,300	$262,300
2022 Notes, net(1)	—	73,837	—	73,837	—	73,454	—	73,454
2025 Notes, net(2)	—	—	69,098	69,098	—	—	—	—
Total	$—	$73,837	$181,098	$254,935	$—	$73,454	$262,300	$335,754
_______________

(1)	Net of debt issuance costs as of September 30, 2020 and December 31, 2019 of $0.9 million and $1.3 million, respectively.

(2)	Net of debt issuance costs as of September 30, 2020 of $0.9 million.
Adviser Revolver
On May 6, 2020, the Company entered into an unsecured revolving loan agreement with the Adviser (the “Adviser Revolver”), which has a maximum credit limit of $50.0 million, with $25.0 million currently available and an accordion feature for an additional $25.0 million in commitments from the Adviser. Any advance of funds under the Adviser Revolver, and any exercise of the accordion feature, must be approved by the Adviser in advance in its sole discretion. The Adviser Revolver expires on December 31, 2020, and borrowings thereunder bear an annual interest rate of 6.0%, payable quarterly. Any of the Company’s obligations under the Adviser Revolver are unsecured and are expressly subordinated and junior in right of payment to all of the Company’s other indebtedness for borrowed funds. As of September 30, 2020, the Company had no outstanding borrowings under the Adviser Revolver.
Note 7. Commitments and Contingencies
Commitments
As of September 30, 2020 and December 31, 2019, the Company’s unfunded commitments totaled $168.3 million to 16 portfolio companies and $226.1 million to 16 portfolio companies, respectively, of which $31.5 million and $59.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. As of September 30, 2020, of the $168.3 million of unfunded commitments, $85.0 million will expire during 2020 and $83.3 million will expire during 2021.
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

The table below shows the Company’s unfunded commitments by portfolio company as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Capsule Corp.	$30,000	$404	$10,000	$179
Hims, Inc.	25,000	198	25,000	198
Farmer's Business Network, Inc.	20,000	18	—	—
Freshly Inc.	15,000	—	18,000	168
Clutter, Inc.	12,000	124	—	—
Grove Collaborative, Inc.	11,000	—	21,750	407
OfferUp Inc.	10,000	192	20,000	192
Transfix, Inc.	10,000	194	10,000	194
Curology, Inc.	9,000	44	15,000	35
Imperfect Foods, Inc.	6,000	26	—	—
Dialpad, Inc.	5,000	101	—	—
Pencil and Pixel, Inc.	5,000	—	—	—
Narvar, Inc.	3,750	121	—	—
Sonder USA, Inc.	3,000	25	8,333	98
Hello Digit, Inc.	2,500	18	—	—
Mind Candy Limited	1,000	—	—	—
Envoy, Inc.	—	106	—	—
Minted, Inc.	—	25	—	—
Toast, Inc.	—	—	35,000	115
BlueVine Capital, Inc.	—	—	30,000	—
Moda Operandi, Inc.	—	—	10,000	200
Signifyd, Inc.	—	—	10,000	182
Nurx Inc.	—	—	5,000	—
OneSource Virtual, Inc.	—	—	5,000	—
Brooklinen, Inc.	—	—	3,000	174
GoEuro Corp.	—	—	—	35
Total	$168,250	$1,596	$226,083	$2,177
_______________

(1)
Does not include $28.8 million and $15.5 million backlog of potential future commitments as of September 30, 2020 and December 31, 2019, respectively. Refer to the “Backlog of Potential Future Commitments” below.

The table above also shows the fair value of the Company’s unfunded commitment liability totaling $1.6 million and $2.2 million as of September 30, 2020 and December 31, 2019, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three and nine months ended September 30, 2020 and 2019:

Commitments Activity (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Activity during the period:
New commitments(1)	$86,825	$81,238	$203,313	$377,856
Fundings	(37,991)	(84,683)	(137,259)	(246,739)
Expirations / Terminations	(41,367)	(13,115)	(110,700)	(104,115)
Foreign currency adjustments	43	—	63	—
Unfunded commitments at beginning of period(2)	$208,983	$357,368	$226,083	$294,306
Unfunded commitments at end of period(2)	$168,250	$330,808	$168,250	$330,808

Backlog of potential future commitments	$28,750	$15,500	$28,750	$15,500
_______________

(1)	Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

(2)	Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of September 30, 2020 and December 31, 2019:

Unfunded Commitments(1) (in thousands)	September 30, 2020	December 31, 2019
Dependent on milestones	$31,500	$59,333
Expiring during:
2020	$85,000	$188,083
2021	83,250	38,000
Unfunded Commitments	$168,250	$226,083
_______________

(1)	Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of September 30, 2020 and December 31, 2019, this backlog of potential future commitments totaled $28.8 million and $15.5 million, respectively.

Note 8. Financial Highlights
The financial highlights shown below are for the nine months ended September 30, 2020 and 2019:

Financial Highlights (in thousands, except per share data)	For the Nine Months Ended September 30, or as of September 30,
	2020	2019
Per Share Data(1)
Net asset value at beginning of period	$13.34	$13.50
Changes in net asset value due to:
Net investment income	1.18	1.09
Net realized gains (losses) on investments	0.15	(0.07)
Net change in unrealized gains (losses) on investments	(0.33)	0.03
Net increase (decrease) from capital share transactions(1)	0.02	—
Distributions from net investment income	(1.08)	(1.08)
Net asset value at end of period	$13.28	$13.47

Net investment income per share	$1.18	$1.09
Net increase (decrease) in net assets resulting from operations per share	$1.00	$1.05
Weighted average shares of common stock outstanding for period	30,475	24,825
Shares of common stock outstanding at end of period	30,828	24,895

Ratios / Supplemental Data
Net asset value at beginning of period	$332,506	$334,531
Net asset value at end of period	$409,355	$335,446
Average net asset value	$406,162	$345,129
Stock price at end of period	$11.04	$16.47

Total return based on net asset value per share(2)	13.4%	7.7%
Total return based on stock price(3)	(11.5)%	63.2%

Net investment income to average net asset value(4)	11.8%	10.5%
Net increase (decrease) in net assets to average net asset value(4)	10.0%	10.1%
Ratio of expenses to average net asset value(4)	10.5%	9.7%
Operating expenses excluding incentive fees to average net asset value(4)	8.5%	7.1%
Income incentive fees to average net asset value(4)	2.0%	2.6%
Capital gains incentive fees to average net asset value(4)	0.0%	0.0%
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

(4)	Percentage is presented on an annualized basis.

The weighted average portfolio yield on total debt investments shown below is for the nine months ended September 30, 2020 and 2019:

Ratios (Percentages, on an annualized basis)(1)	For the Nine Months Ended September 30, or as of September 30,
	2020	2019
Weighted average portfolio yield on total debt investments(2)	13.4%	14.9%
Coupon income	10.0%	10.3%
Accretion of discount	1.0%	0.9%
Accretion of end-of-term payments	1.7%	2.0%
Impact of prepayments during the period	0.7%	1.8%

Prime Rate at end of period(3)	3.25%	5.00%
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
Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase (decrease) in net assets per share for the three and nine months ended September 30, 2020 and 2019:

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net investment income	$12,205	$7,113	$35,978	$27,151
Net increase (decrease) in net assets resulting from operations	$14,444	$(8,812)	$30,548	$26,118
Basic and diluted weighted average shares of common stock outstanding	30,792	24,865	30,475	24,825
Basic and diluted net investment income per share of common stock	$0.40	$0.29	$1.18	$1.09
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.47	$(0.35)	$1.00	$1.05
Note 10.    Equity
Since inception through September 30, 2020, the Company has issued 30,837,545 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, and a registered follow-on offering in 2020. The Company received net proceeds from these offerings of $432.9 million, net of the portion of the underwriting sales load and offering costs paid by the Company.
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
The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the nine months ended September 30, 2020 and the year ended December 31, 2019:

Issuance of Common Stock for the Nine Months Ended September 30, 2020 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Public follow-on	1/13/2020	5,000	$70,400	$2,150	$218	$14.08 per share
Public follow-on (over-allotment)	1/17/2020	750	10,560	323	33	$14.08 per share
First quarter 2020 distribution reinvestment	3/30/2020	73	413	—	—	$5.63 per share
Second quarter 2020 distribution reinvestment	6/30/2020	38	373	—	—	$9.77 per share
Third quarter 2020 distribution reinvestment	9/15/2020	43	471	—	—	$10.87 per share
Total issuance		5,904	$82,217	$2,473	$251

Issuance of Common Stock for the Year Ended December 31, 2019 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2019 distribution reinvestment	3/29/2019	40	$519	$—	$—	$13.07 per share
Second quarter 2019 distribution reinvestment	6/14/2019	39	528	—	—	$13.40 per share
Third quarter 2019 distribution reinvestment	9/16/2019	35	555	—	—	$15.68 per share
Fourth quarter 2019 distribution reinvestment	12/16/2019	28	382	—	—	$13.64 per share
Total issuance		142	$1,984	$—	$—
The Company had 30,827,702 and 24,922,762 shares of common stock outstanding as of September 30, 2020 and December 31, 2019, respectively.
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
The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to September 30, 2020. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the year ended December 31, 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
Total cash distributions				$9.60
_______________

(1)
The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.

(2)	Represents a special distribution.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company's consolidated statements of operations during the three and nine months ended September 30, 2020 and 2019. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years. For the three and nine months ended September 30, 2020, total distributions of $0.36 per share and $1.08 per share, respectively, were declared and paid and represented a distribution of ordinary income as a result of the Company’s earnings and profits exceeding its distributions. As of September 30, 2020, the Company estimated it had undistributed taxable earnings from net investment income (or “Spillover Income”) of $10 million, or $0.33 per share. Since March 5, 2014 (commencement of operations) to September 30, 2020, total distributions of $9.60 per share have been paid.
Note 12. Subsequent Events
Dividends
On October 29, 2020, the Board declared a $0.36 per share regular quarterly distribution, payable on December 14, 2020 to stockholders of record on November 27, 2020.
Recent Portfolio Activity
From October 1, 2020 through November 4, 2020, the Company closed $15.0 million of additional debt commitments and funded $6.0 million in new investments. TPC’s direct originations platform entered into $30.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From October 1, 2020 through November 4, 2020, the Company received $32.0 million of principal prepayments generating approximately $2.4 million of accelerated income.

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
We have seen, and expect to continue to see, certain of our portfolio companies experience financial distress and, depending on the duration of the COVID-19 pandemic and the extent of its disruption to operations, expect that certain of our portfolio companies may default on their financial obligations to us and their other capital providers. In addition, as a result of the adverse effects of the COVID-19 pandemic and the related disruption and financial distress, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. The effects of the COVID-19 pandemic have also impeded, and may continue to impede, the ability of certain of our portfolio companies to raise additional capital and/or pursue asset sales or otherwise execute strategic transactions, which could have a material adverse effect on the valuation of our investments in such companies. Portfolio companies operating in certain industries may be more susceptible to these risks than other portfolio companies in other industries in light of the effects of the COVID-19 pandemic. Some of our portfolio companies have already taken steps to significantly reduce, modify, or alter business strategies and operations, and we expect that additional portfolio companies may take similar steps if subjected to prolonged and severe financial distress, which may impair their business on a permanent basis. In addition, due to the completion of equity rounds by certain portfolio companies at lower valuations than rounds completed prior to the onset of the COVID-19 pandemic, we have experienced unrealized depreciation on certain of our warrant and equity investments despite the relevant companies’ ability to mitigate disruptions on their business strategies and operations. There can be no assurance that future equity rounds completed by our portfolio companies will be at levels greater than or equal to previous rounds, which may result in net unrealized depreciation on our warrant and equity portfolio in future periods.
In part due to these COVID-19-related developments, the fair value of certain of our portfolio investments as of September 30, 2020 and our expected recoveries for certain investments have decreased as compared to their fair value and expected recoveries as of December 31, 2019, and there may be further decreases in the fair values of our portfolio investments going forward. As of September 30, 2020, we had one portfolio company in which our investments were on non‑accrual status (which were generally caused by events unrelated to the COVID-19 pandemic), with an aggregate cost and fair value of $31.4 million and $20.3 million, respectively. The various effects of the COVID-19 pandemic, including those discussed above, increase the risk that we will place additional investments on non-accrual status in the future.
As of September 30, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, the indenture governing the 2022 Notes contains certain covenants, including covenants (i) requiring our compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act (after giving effect to any exemptive relief granted to us by the SEC); and (ii) if our asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on our common stock (except to the extent necessary for us to maintain our treatment as a RIC under Subchapter M of the Code), or purchasing any of our common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC). The Credit Facility also includes certain covenants, including without limitation, a covenant requiring 150% asset coverage in accordance with the 1940 Act, and the Note Purchase Agreement governing the 2025 Notes contains certain covenants, including without limitation, a minimum asset coverage ratio of 150%, a minimum interest coverage ratio of 125%, and a minimum stockholders’ equity threshold. Moreover, the fixed rate of the 2025 Notes is subject to a 1.00% increase in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, which risk is increased as a result of the impact of the COVID-19 pandemic. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility, the 2022 Notes, and the 2025 Notes.
As discussed below under “Results of Operations,” our net asset value per share as of September 30, 2020 decreased as compared to our net asset value per share as of December 31, 2019, in part due to the aggregate unrealized depreciation of our investment portfolio caused by the immediate adverse economic effects of the COVID-19 pandemic and uncertainty regarding the extent and duration of its impact. Any significant increase in aggregate unrealized depreciation of our investment portfolio or further significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, under the indenture governing the 2022 Notes, and under the Note Purchase Agreement governing the 2025 Notes, or otherwise triggering an event of default under the relevant borrowing arrangement. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as well as “Risk Factors” in Part I of our Annual Report on Form 10‑K for the year ended December 31, 2019, for more information. As of September 30, 2020, we were in compliance with the asset coverage requirements under the 1940 Act, and we were not in breach of any covenants under the Credit Facility, under the indenture governing the 2022 Notes, or under the Note Purchase Agreement governing the 2025 Notes. We do not expect to breach any of these covenants in the near term assuming that conditions do not materially deteriorate further or for a prolonged period of time.
We will continue to monitor the evolving situation relating to the COVID-19 pandemic and related guidance from U.S. and international authorities, including federal, state and local public health authorities. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. However, it could have a material adverse impact for a prolonged period of time on our future net investment income, particularly with respect to our interest income, the fair value of our portfolio investments, and the results of operations and financial condition of us and our portfolio companies. See “Risk Factors” in this Quarterly Report on Form 10-Q for more information.

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
As of September 30, 2020, we had 209 investments in 71 companies. Our investments included 109 debt investments, 75 warrant investments, and 25 direct equity and related investments. As of September 30, 2020, the aggregate cost and fair value of these investments were $664.3 million and $646.8 million, respectively. As of September 30, 2020, three of our portfolio companies were publicly traded. As of September 30, 2020, the 109 debt investments had an aggregate fair value of $611.1 million and a weighted average loan to enterprise value ratio at the time of underwriting of 8.3%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$632,146	$611,052	$(21,094)	109	34
Warrant investments	19,554	20,697	$1,143	75	65
Equity investments	12,649	15,064	$2,415	25	23
Total Investments in Portfolio Companies	$664,349	$646,813	$(17,536)	209	71	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2019
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$630,724	$604,518	$(26,206)	102	38
Warrant investments	18,150	22,090	$3,940	64	58
Equity investments	11,801	26,521	$14,720	21	20
Total Investments in Portfolio Companies	$660,675	$653,129	$(7,546)	187	68	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2020 and December 31, 2019:

	September 30, 2020
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$70,478	10.9%
E-Commerce - Clothing and Accessories	58,380	9.0
Financial Institution and Services	51,918	8.0
Network Systems Management Software	38,538	6.0
Consumer Products and Services	36,479	5.6
Entertainment	36,075	5.6
Security Services	32,608	5.0
Household & Office Goods	30,325	4.7
Social/Platform Software	30,301	4.7
Travel & Leisure	30,057	4.6
Buildings and Property	28,532	4.4
Real Estate Services	27,960	4.3
Shopping Facilitators	24,982	3.9
Healthcare Technology Systems	22,228	3.4
E-Commerce - Personal Goods	20,324	3.1
Consumer Non-Durables	19,689	3.0
Other Financial Services	19,281	3.0
Food & Drug	16,442	2.5
Database Software	16,150	2.5
Commercial Services	10,133	1.6
Multimedia and Design Software	10,047	1.6
Human Resources/Recruitment	9,886	1.5
Communications Software	2,000	0.3
General Media and Content	1,160	0.2
Consumer Retail	1,157	0.2
Building Materials/Construction Machinery	591	0.1
Educational/Training Software	441	0.1
Transportation	221	*
Conferencing Equipment / Services	205	*
Business to Business Marketplace	200	*
Advertising / Marketing	13	*
Consumer Finance	12	*
Medical Software and Information Services	—	*
Total portfolio company investments	$646,813	100.0%
_______________

*	Amount represents less than 0.05% of the total portfolio investments.

	December 31, 2019
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$74,937	11.5%
Consumer Products and Services	50,664	7.8
Financial Institution and Services	47,042	7.2
Security Services	45,252	6.9
E-Commerce - Clothing and Accessories	42,539	6.5
Business to Business Marketplace	38,504	5.9
Entertainment	34,346	5.3
Network Systems Management Software	34,188	5.2
Household & Office Goods	32,298	4.9
Buildings and Property	30,459	4.7
Social / Platform Software	30,248	4.6
Real Estate Services	23,076	3.5
Healthcare Technology Systems	21,410	3.3
Other Financial Services	20,344	3.1
Travel & Leisure	20,311	3.1
Shopping Facilitators	15,745	2.4
E-Commerce - Personal Goods	15,300	2.3
Database Software	14,891	2.3
Food & Drug	12,687	1.9
Consumer Non-Durables	10,626	1.6
Consumer Retail	10,158	1.6
Commercial Services	9,998	1.5
Human Resources/Recruitment	9,975	1.5
Communications Software	2,000	0.3
Biofuels / Biomass	1,797	0.3
Restaurant / Food Service	1,593	0.2
General Media and Content	1,073	0.2
Building Materials / Construction Machinery	500	0.1
Educational / Training Software	434	0.1
Conferencing Equipment / Services	205	*
Transportation	193	*
Wireless Communications Equipment	188	*
Advertising / Marketing	148	*
Medical Software and Information Services	—	—
Total portfolio company investments	$653,129	100.0%
_______________

*	Amount represents less than 0.05% of the total portfolio investments.
The following table shows the financing product type of our debt investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$602,676	98.6%	$599,030	99.1%
Revolver loans	8,079	1.3	5,488	0.9
Convertible notes	297	0.1	—	—
Total debt investments	$611,052	100.0%	$604,518	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 32.9% and 31.0% of our debt investments at fair value as of September 30, 2020 and December 31, 2019, respectively.

Investment Activity
During the three months ended September 30, 2020, we entered into debt commitments with four new portfolio companies and five existing portfolio companies totaling $86.8 million, funded five debt investments for $38.0 million in principal value, acquired warrant investments representing $0.6 million of value and made equity investments of $0.3 million. During the three months ended September 30, 2019, we entered into commitments with one new portfolio company and three existing portfolio companies totaling $81.2 million, funded 12 debt investments for $84.7 million in principal value, acquired warrant investments representing $0.9 million of value and made equity investments of $1.0 million.
During the nine months ended September 30, 2020, we entered into debt commitments with eight new portfolio companies and nine existing portfolio companies totaling $203.3 million, funded 32 debt investments for $137.3 million in principal value, acquired warrant investments representing $1.8 million of value and made equity investments of $1.8 million. During the nine months ended September 30, 2019, we entered into commitments with 11 new portfolio companies and 10 existing portfolio companies totaling $377.9 million, funded 42 debt investments for $246.7 million in principal value, acquired warrant investments representing $3.5 million of value and made equity investments of $3.2 million.
During the three months ended September 30, 2020, we received $49.1 million of principal prepayments, $17.0 million of early repayments, and $19.4 million of scheduled principal amortization. During the nine months ended September 30, 2020 we received $75.2 million of principal prepayments, $17.0 million of early repayments, and $37.4 million of scheduled principal amortization.
During the three months ended September 30, 2019, we received $1.0 million of principal prepayments and $41.2 million of scheduled amortization and repayments. During the three months ended September 30, 2019 we received $96.1 million of debt prepayments and $67.5 million of scheduled amortization and repayments.
The following table shows the total portfolio investment activity for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Beginning portfolio at fair value	$692,853	$496,021	$653,129	$433,417
New debt investments, net(1)	37,315	83,024	134,466	241,745
Scheduled principal amortization	(19,479)	(9,159)	(37,426)	(30,485)
Principal prepayments and early repayments	(66,052)	(32,991)	(92,157)	(133,096)
Accretion of debt investment fees	4,086	2,523	12,134	7,499
Payment-in-kind coupon	2,271	565	5,887	1,627
New warrant investments	561	943	1,788	3,467
New equity investments	287	1,011	1,832	3,173
Proceeds and dispositions of investments	(7,242)	(11)	(27,901)	(313)
Net realized gains (losses)	4,063	(1,801)	5,051	(1,847)
Net unrealized gains (losses) on investments	(1,850)	(14,124)	(9,990)	814
Ending portfolio at fair value	$646,813	$526,001	$646,813	$526,001
_______________
(1)Debt balance is net of fees and discounts applied to the loan at origination.
As of September 30, 2020, our unfunded commitments to 16 companies totaled $168.3 million. During the three and nine months ended September 30, 2020, $41.4 million and $110.7 million, respectively, in unfunded commitments expired or were terminated.
As of December 31, 2019, our unfunded commitments to 16 companies totaled $226.1 million. During the year ended December 31, 2019, $167.1 million in unfunded commitments expired or were terminated.
The following table shows additional information on our unfunded commitments regarding milestones, expirations, and types of loans as of September 30, 2020 and December 31, 2019:

Unfunded Commitments(1) (in thousands)	September 30, 2020	December 31, 2019
Dependent on milestones	$31,500	$59,333
Expiring during:
2020	85,000	188,083
2021	83,250	38,000
Total	$168,250	$226,083
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of September 30, 2020 and December 31, 2019, the fair value for these unfunded commitments totaled $1.6 million and $2.2 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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
The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three and nine months ended September 30, 2020 and 2019:

Commitments and Fundings (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Debt Commitments
New portfolio companies	$39,500	$25,000	$92,000	$224,294
Existing portfolio companies	47,325	56,238	111,313	153,562
Total(1)	$86,825	$81,238	$203,313	$377,856

Funded Debt Investments	$37,991	$84,683	$137,258	$246,739

Equity Investments	$287	$1,000	$1,832	$3,162

Non-Binding Term Sheets	$145,500	$301,229	$317,921	$754,890
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2020 and December 31, 2019, this backlog of potential future commitments totaled $28.8 million and $15.5 million, respectively.
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

The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$101,207	16.6%	8	$121,866	20.2%	8
White (2)	381,641	62.4	21	425,016	70.3	23
Yellow (3)	107,915	17.7	4	31,103	5.1	3
Orange (4)	20,289	3.3	1	22,956	3.8	1
Red (5)	—	—	—	3,577	0.6	3
	$611,052	100.0%	34	$604,518	100.0%	38
As of September 30, 2020 and December 31, 2019, the weighted average investment ranking of our debt investment portfolio was 2.08 and 1.94, respectively. During the three months ended September 30, 2020, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: two portfolio companies with an aggregate principal balance of $16.0 million were upgraded from White (2) to Clear (1), and one portfolio company with a principal balance of $2.8 million was removed from Red (5) as a result of the finalization of asset sales.
Results of Operations
Comparison of operating results for the three and nine months ended September 30, 2020 and 2019
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the three months ended September 30, 2020, our net increase in net assets resulting from operations was $14.4 million, which was comprised of $12.2 million of net investment income and $2.2 million of net realized and unrealized gains. For the three months ended September 30, 2019, our net decrease in net assets resulting from operations was $8.8 million, which was comprised of $7.1 million of net investment income and $15.9 million of net realized and unrealized losses. On a per share basis for the three months ended September 30, 2020, net investment income was $0.40 per share and the net increase in net assets from operations was $0.47 per share, as compared to net investment income of $0.29 per share and a net decrease in net assets from operations of $0.35 per share for the three months ended September 30, 2019.
For the nine months ended September 30, 2020, our net increase in net assets resulting from operations was $30.5 million, which was comprised of $36.0 million of net investment income and $5.4 million of net realized and unrealized losses. For the nine months ended September 30, 2019, our net increase in net assets resulting from operations was $26.1 million, which was comprised of $27.2 million of net investment income and $1.0 million of net realized and unrealized losses. On a per share basis for the nine months ended September 30, 2020, net investment income was $1.18 per share and the net increase in net assets from operations was $1.00 per share, as compared to net investment income of $1.09 per share and a net increase in net assets from operations of $1.05 per share for the nine months ended September 30, 2019.
Investment Income
Total investment and other income for the three months ended September 30, 2020 was $23.1 million as compared to $15.7 million for the three months ended September 30, 2019. The increase in total investment and other income for the three months ended September 30, 2020, compared to the comparable period of 2019, is primarily due to higher weighted average principal outstanding on our income-bearing debt investment portfolio and a higher effective yield due to greater prepayment activity, partially offset by a decrease in the Prime Rate.
Total investment income for the nine months ended September 30, 2020 was $67.8 million as compared to $52.1 million for the nine months ended September 30, 2019. The increase in total investment income for the nine months ended September 30, 2020, compared to the comparable period of 2019, is primarily due to higher weighted average principal outstanding on our income-bearing debt investment portfolio, partially offset by a lower effective yield due to lower prepayment activity and a decrease in the Prime Rate.
For the three months ended September 30, 2020, we recognized $0.9 million in other income, consisting of $0.3 million due to the termination or expiration of unfunded commitments and $0.6 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity. For the three months ended September 30, 2019, we recognized $0.3 million in other income, consisting of $0.2 million due to the termination or expiration of unfunded commitments and $28,000 from the realization of certain fees paid by portfolio companies and other income.
For the nine months ended September 30, 2020, we recognized $2.0 million in other income, consisting of $1.0 million due to the termination or expiration of unfunded commitments and $1.0 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity. For the nine months ended September 30, 2019, we recognized $1.6 million in other income, consisting of

$0.5 million due to the termination or expiration of unfunded commitments and $1.1 million from the realization of certain fees paid by portfolio companies and other income.
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
Total operating expenses for the three months ended September 30, 2020 were $10.9 million as compared to $8.6 million for the three months ended September 30, 2019. Total operating expenses for the nine months ended September 30, 2020 were $31.8 million as compared to $25.0 million for the nine months ended September 30, 2019.
Base management fees totaled $3.3 million and $2.3 million for the three months ended September 30, 2020 and 2019, respectively, and $9.4 million and $6.1 million for the nine months ended September 30, 2020 and 2019, respectively. Base management fees for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019, increased primarily due to an increase in the average size of our portfolio between periods.
Income incentive fees totaled $3.1 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively, and $5.9 million and $6.8 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, our income incentive fee was reduced by $2.4 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of $2.4 million in net investment income.
There was no capital gains incentive fee expense calculated for the three and nine months ended September 30, 2020 and 2019.
Interest expense and fees on our borrowings for the three months ended September 30, 2020 and 2019 totaled $3.5 million and $3.2 million, respectively, and $12.0 million and $8.4 million for the nine months ended September 30, 2020 and 2019, respectively. Interest expense and fees for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 increased due to the issuance of the 2025 Notes, offset by a lower weighted average outstanding principal balance on our Credit Facility, as well as decrease in interest rates. Interest expense and fees for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 increased due to the issuance of the 2025 Notes, as well as a higher weighted average outstanding principal balance on our Credit Facility, partially offset by a decrease in interest rates.
Administration agreement and general and administrative expenses totaled $1.0 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively, and $4.5 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to lower third-party expenses as a result of internalization of services by the Administrator along with lower allocation of overhead expenses relating to economies of scale at the Administrator. The increase for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to increased use of professional services and a higher overhead allocation between the periods.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in net realized gains (losses) on investments in the consolidated statements of operations.
During the three months ended September 30, 2020, we recognized net realized gains on investments of $4.1 million, consisting of $6.0 million of realized gains from the sale of publicly traded shares held in CrowdStrike, Inc. and Medallia, Inc., offset by $1.9 million of realized losses from the finalization of asset sales and removal from our investment portfolio of Munchery, Inc., which was rated Red (5) on our credit watch list. During the three months ended September 30, 2019, we recognized net realized losses on investments of $1.8 million, primarily as a result of the write-off of investments in one portfolio company.
During the nine months ended September 30, 2020, we recognized net realized gains on investments of $4.6 million, consisting of $25.4 million of realized gains from the sale of publicly traded shares held in CrowdStrike, Inc. and Medallia, Inc., offset by $20.1 million of realized losses from the finalization of asset sales and removal from our investment portfolio of three obligors, Cambridge Broadband Network Limited, Harvest Power, Inc., and Munchery, Inc., which were rated Red (5) on our credit watch list, and $0.7 million of other net realized losses. During the nine months ended September 30, 2019, we recognized net realized losses on investments of $1.8 million, primarily as a result of the write-off of investments in one portfolio company.
Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statements of operations.
Net change in unrealized losses during the three months ended September 30, 2020 was $1.9 million, resulting from the reversal of $4.5 million of unrealized gains associated with the sale of shares of CrowdStrike, Inc. and Medallia, Inc, partially offset by the reversal of $1.4 million of unrealized losses associated with Munchery, Inc., which was rated Red (5) on our credit watch list, and $1.2 million of net unrealized gains from fair value adjustments. Net change in unrealized losses during the three months ended September 30, 2019 was $14.1 million, which primarily consisted of $15.5 million of unrealized losses on the investment portfolio related to fair value adjustments, partially offset by $1.4 million of reversal and recognition into realized losses of previously recorded unrealized losses.
Net change in unrealized losses during the nine months ended September 30, 2020 was $10.0 million, resulting primarily from the reversal of $13.0 million of unrealized gains associated with the shares of CrowdStrike, Inc. and Medallia, Inc. sold during the year, as well as fair value adjustments, partially offset by the reversal of $19.4 million of unrealized losses associated with three obligors rated Red (5) on our credit watch list. Net change in unrealized gains during the nine months ended September 30, 2019 was $0.8 million, which primarily consisted of $3.5 million of unrealized gains on the investment portfolio related to fair value adjustments, partially offset by $2.4 million of reversal and recognition into realized losses of previously recorded unrealized losses and $0.3 million of unrealized losses as a result of changes in funds held in foreign currency for investment.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three and nine months ended September 30, 2020, interest income totaled $22.2 million and $65.8 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 14.1% and 13.4%, respectively. For the three and nine months ended September 30, 2019, interest income totaled $15.4 million, and $50.5 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 13.0% and 14.9%, respectively.
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
The yield on our total debt portfolio, excluding the impact of prepayments, was 12.8% and 12.7%, respectively, for the three and nine months ended September 30, 2020. The yield on our total debt portfolio, excluding the impact of prepayments, was 12.8% and 13.2%, respectively, for the three and nine months ended September 30, 2019.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average annualized portfolio yield on total debt investments(2)	14.1%	13.0%	13.4%	14.9%
Coupon income	10.0%	10.3%	10.0%	10.3%
Accretion of discount	1.0%	0.8%	1.0%	0.9%
Accretion of end-of-term payments	1.8%	1.8%	1.7%	2.0%
Impact of prepayments during the period	1.3%	0.2%	0.7%	1.8%

Prime Rate at end of period(3)	3.25%	5.00%	3.25%	5.00%
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

For the three and nine months ended September 30, 2020, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was 4.1% and 13.4%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 11.0% and (11.5)%, respectively.
For the three and nine months ended September 30, 2019, our total return per period based on the change in NAV plus distributions reinvested as of the distribution date per share was (2.8)% and 7.7%, respectively, and our total return per period based on the change in stock price plus distributions reinvested as of the distribution date was 18.4% and 63.2%, respectively.
The table below shows our return on average total assets and return on average NAV for the three and nine months ended September 30, 2020 and 2019:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net investment income	$12,205	$7,113	$35,978	$27,151
Net increase (decrease) in net assets	$14,444	$(8,812)	$30,548	$26,118

Average net asset value(1)	$411,583	$360,402	$406,162	$345,129
Average total assets(1)	$672,150	$560,099	$720,915	$518,513

Net investment income to average net asset value(2)	11.8%	7.8%	11.8%	10.5%
Net increase (decrease) in net assets to average net asset value(2)	14.0%	(9.7)%	10.0%	10.1%

Net investment income to average total assets(2)	7.2%	5.0%	6.7%	7.0%
Net increase (decrease) in net assets to average total assets(2)	8.5%	(6.2)%	5.7%	6.7%
_______________

(1)	The average net asset values and the average total assets are computed based on daily balances.

(2)	Percentage is presented on an annualized basis.
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
Cash Flows
During the nine months ended September 30, 2020, net cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $34.3 million, and net cash used in financing activities was $35.0 million due net repayments under the Credit Facility of $150.3 million and $31.9 million in distributions paid, partially offset by net proceeds received from our January 2020 public follow-on offering of common stock and the issuance of the 2025 Notes in March 2020. As of September 30, 2020, cash, including restricted cash, was $25.7 million.
During the nine months ended September 30, 2019, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $70.4 million and net cash provided by financing activities was $121.1 million due to net borrowings under the Credit Facility of $147.8 million offset by $25.2 million in distributions paid, as well as $1.5 million of costs incurred in connection with the amendment and renewal of the Credit Facility in May 2019 and August 2019, which are deferred and expensed over the term of the Credit Facility. As of September 30, 2019, cash, including restricted cash, was $60.6 million.
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
As of September 30, 2020 and December 31, 2019, we had outstanding borrowings of $112.0 million and $262.3 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $0.8 million and $1.6 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $188.0 million and $37.7 million of remaining capacity on our Credit Facility as of September 30, 2020 and December 31, 2019, respectively.
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
As of September 30, 2020 and December 31, 2019, we have recorded in the consolidated statements of assets and liabilities our liability for the 2022 Notes, net of deferred issuance costs, of $73.8 million and $73.5 million, respectively. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2022 Notes.
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
As of September 30, 2020, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.1 million. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2025 Notes.
Adviser Revolver
On May 6, 2020, we entered into the Adviser Revolver with the Adviser, which has a maximum credit limit of $50.0 million, with $25.0 million currently available and an accordion feature for an additional $25.0 million in commitments from the Adviser. Any advance of funds under the Adviser Revolver, and any exercise of the accordion feature, must be approved by the Adviser in advance in its sole discretion. The Adviser Revolver expires on December 31, 2020, and borrowings thereunder bear an annual interest rate of 6.0%, payable quarterly. Any of our obligations under the Adviser Revolver are unsecured and are expressly subordinated and junior in right of payment to all of our other indebtedness for borrowed funds. As of September 30, 2020, we had no outstanding borrowings under the Adviser Revolver.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of September 30, 2020, our asset coverage for borrowed amounts was 259%.

Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of September 30, 2020:

Payments Due By Period (in thousands)	September 30, 2020
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$112,000	$—	$112,000	$—	$—
2022 Notes	74,750	—	74,750	—	—
2025 Notes	70,000	—	—	70,000	—
Total	$256,750	$—	$186,750	$70,000	$—
Off-Balance Sheet Arrangements
Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2020 and December 31, 2019, our unfunded commitments totaled $168.3 million to 16 portfolio companies and $226.1 million to 16 portfolio companies, respectively, of which $31.5 million and $59.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences material adverse events that affect the financial condition or business outlook for the portfolio company.
The following table shows our unfunded commitments by portfolio company as of September 30, 2020 and 2019:

Unfunded Commitments(1) (in thousands)	September 30, 2020	December 31, 2019
Capsule Corp.	$30,000	$10,000
Hims, Inc.	25,000	25,000
Farmer's Business Network, Inc.	20,000	—
Freshly Inc.	15,000	18,000
Clutter, Inc.	12,000	—
Grove Collaborative, Inc.	11,000	21,750
OfferUp Inc.	10,000	20,000
Transfix, Inc.	10,000	10,000
Curology, Inc.	9,000	15,000
Imperfect Foods, Inc.	6,000	—
Dialpad, Inc.	5,000	—
Pencil and Pixel, Inc.	5,000	—
Narvar, Inc.	3,750	—
Sonder USA, Inc.	3,000	8,333
Hello Digit, Inc.	2,500	—
Mind Candy Limited	1,000	—
Toast, Inc.	—	35,000
BlueVine Capital, Inc.	—	30,000
Moda Operandi, Inc.	—	10,000
Signifyd, Inc.	—	10,000
Nurx Inc.	—	5,000
OneSource Virtual, Inc.	—	5,000
Brooklinen, Inc.	—	3,000
Total	$168,250	$226,083
_____________

(1)	Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
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
The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to September 30, 2020. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the year ended December 31, 2019, distributions represent ordinary income and long term capital gains. Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 10% of the aggregate declared distribution for distributions declared on or before December 31, 2020, and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2021.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
Total cash distributions				$9.60
_____________

(1)
The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.

(2)	Represents a special distribution.

For the three and nine months ended September 30, 2020 and for the year ended December 31, 2019, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 100.0%, 100.0% and 98.8% of total distributions paid, respectively. As of September 30, 2020, we had estimated Spillover Income of $10 million, or $0.33 per share.
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
Recent Developments
Dividends
On October 29, 2020, the Board declared a $0.36 per share regular quarterly distribution, payable on December 14, 2020 to stockholders of record on November 27, 2020.
Recent Portfolio Activity
From October 1, 2020 through November 4, 2020, we closed $15.0 million of additional debt commitments and funded $6.0 million in new investments. TPC’s direct originations platform entered into $30.0 million of additional non-binding signed term sheets with venture growth stage companies, subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From October 1, 2020 through November 4, 2020, we received $32.0 million of principal prepayments generating approximately $2.4 million of accelerated income.

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

For example, the weighted-average annualized portfolio yield on our total debt investments decreased for the nine-month period ended September 30, 2020 as compared to the comparable 2019 period in part due to a decrease in the Prime Rate between periods.
As of September 30, 2020, a majority of the debt investments (approximately 69.8% or $436.6 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors and some of which have interest rate caps for a limited period. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, our 2022 Notes bear interest at a fixed rate. In addition, our 2025 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs).
As of September 30, 2020, our floating rate borrowings totaled $112.0 million, which comprised of 43.6% of our outstanding debt. Due to the fact that the majority of our floating rate debt investment portfolio is subject to interest-rate floors above the current Prime Rate, small interest rate increases would generally decrease our net investment income because our interest expense would increase without a corresponding increase the spread over LIBOR or the Prime Rate that we earn on any portfolio investments; however, a decrease in interest rates would generally increase our net investment income because our interest expense attributable to borrowings under the Credit Facility would decrease. This is illustrated in the following table which shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2020 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$5,854	$(3,360)	$2,494
Up 200 basis points	$1,766	$(2,240)	$(474)
Up 100 basis points	$388	$(1,120)	$(732)
Up 50 basis points	$175	$(560)	$(385)
Down 50 basis points	$—	$171	$171
Down 100 basis points	$—	$171	$171
Down 200 basis points	$—	$171	$171
Down 300 basis points	$—	$171	$171
This analysis is indicative of the potential impact on our investment income as of September 30, 2020, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2020, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2020 to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2019 (filed with the SEC on March 4, 2020) and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (filed with the SEC on May 6, 2020), which you should carefully consider and could materially affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Dividend Reinvestment Plan
During the three months ended September 30, 2020, we issued 43,350 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended September 30, 2020 was $0.5 million.

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

TriplePoint Venture Growth BDC Corp.
Date: November 5, 2020	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

TriplePoint Venture Growth BDC Corp.
Date: November 5, 2020	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)