Form 10-K
period 2020-12-31
TriplePoint Venture Growth BDC Corp.
filed 2021-03-03
CIK 1580345

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
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2020 based on the closing price on that date of $10.28 on the New York Stock Exchange was $312.5 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
There were 30,881,965 shares of the Registrant’s common stock outstanding as of March 3, 2021.
Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2021 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

TRIPLEPOINT VENTURE GROWTH BDC CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

PART I
Except as otherwise indicated in this Annual Report on Form 10-K, the terms:
•“we,” “us” and “our” refer to TriplePoint Venture Growth BDC Corp., a Maryland corporation, and its wholly owned subsidiaries;
•“Adviser” refers to TriplePoint Advisers LLC, a Delaware limited liability company, our investment adviser and a subsidiary of TPC;
•“Administrator” refers to TriplePoint Administrator LLC, a Delaware limited liability company, our administrator and a subsidiary of our Adviser;
•“Credit Facility” refers to the our and our Financing Subsidiary’s secured revolving credit facility with the lenders and agents party thereto from time to time and Deutsche Bank AG, New York Branch, as facility agent and syndication agent, as amended or otherwise modified from time to time;
•“TPC” and “TriplePoint Capital” refers to TriplePoint Capital LLC, a Delaware limited liability company; and
•“Financing Subsidiary” refers to TPVG Variable Funding Company LLC, a Delaware limited liability company and our wholly owned subsidiary.
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
We were formed as a Maryland corporation on June 28, 2013 to expand the venture growth stage business segment of TPC’s investment platform. Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by lending primarily with warrants to venture growth stage companies focused in technology, life sciences and other high growth industries backed by TPC’s select group of leading venture capital investors. We commenced investment activities in March 2014, at which time we acquired our initial portfolio in order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives. On March 11, 2014, we completed our initial public offering and concurrent private placement.
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
We believe we are able to successfully structure these investments as a result of the strong value proposition our secured loans offer to both borrowers and their venture capital investors. Our secured loans provide venture growth stage companies with an opportunity to:
•diversify their funding sources;
•augment their existing capital base and extend operating capital;
•scale business operations and accelerate growth;
•fund expenses ahead of anticipated corresponding revenue;
•expand product offerings through internal development or acquisitions;

•lower the upfront costs of capital expenditures;
•build and/or expand their leadership positions within their respective markets;
•accelerate and/or reduce volatility in the timing of cash collections; and
•delay and/or postpone the need for their next round of equity financing, in each case, extending their cash available to fund operations without incurring substantial equity dilution during a critical time in their lifecycle when they are meaningfully building enterprise value.
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
TPC utilizes a unique, relationship-based lending strategy that primarily targets companies funded by a select group of leading venture capital investors. TPC refers to this approach as the “TriplePoint Lifespan Approach.” Key elements of the TriplePoint Lifespan Approach include:
•establishing debt financing relationships with select venture capital-backed companies across all five lifecycle stages of development;
•working with TPC’s select group of leading venture capital investors to identify debt financing opportunities within their portfolio companies that TPC believes have established management teams, strong investor support, large market opportunities, innovative technology or intellectual property and sufficient cash on hand and equity backing to support a potential debt financing opportunity on attractive risk-adjusted terms;
•developing debt financing relationships as early as possible in a venture capital-backed company’s lifecycle in order to have a real-time understanding of the company’s capital needs and be in a strategic position to evaluate and capitalize on additional investment opportunities as the company matures;
•diligently monitoring the progress and ongoing creditworthiness of a borrower; and
•serving as a creative, flexible and dependable financing partner with a focus on efficiency, responsiveness and customer service.
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

Investment Strategy
Overview
Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation. We pursue our investment objective by relying on a core investment philosophy described as the “Four Rs.” The Four Rs stand for:
•Relationships—We seek to develop and maintain deep, longstanding and mutually beneficial relationships with TPC’s select group of leading venture capital investors, borrowers and entrepreneurs.
•Reputation—We seek to preserve and extend the strong reputation of TPC’s brand and franchise as a creative, flexible and dependable financing partner with a focus on efficiency, responsiveness and customer service when interacting with venture capital investors, borrowers and entrepreneurs and when originating, structuring, underwriting and monitoring our investments.
•References—We seek to make every venture capital investor, borrower and entrepreneur with whom we work a reference so that they not only work with us again but also encourage others to work with us. We believe that receiving referrals from TPC’s select group of leading venture capital investors, borrowers and entrepreneurs is a critical part of our investment origination process and differentiates us from other lenders.
•Returns—We believe that by focusing on relationships, reputation and references, in addition to utilizing our specialized and established credit and monitoring process, we will generate attractive risk-adjusted returns over the long-term.
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
Target Venture Growth Stage Companies
We primarily target investment opportunities in venture growth stage companies backed by venture capital investors. However, having backing from a venture capital investor does not guarantee financing from us. Prospective borrowers must further qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally have many of the following characteristics:
•financing from a member of TPC’s select group of leading venture capital investors with whom TPC has an established history of providing secured loans alongside equity investments made by these venture capital investors;
•focused in technology, life sciences or other high growth industries and targeting an industry segment with a large and/or growing market opportunity;
•completion of their primary technology and product development;
•meaningful customer sales, commitments or orders and have generated or we believe are reasonably expected to generate within the current fiscal year or on an annualized run rate at least $20 million in revenues and a strong outlook for continued and/or potentially rapid revenue growth;
•a leadership position in its market (or the potential to establish a leadership position) with potential and/or defensible barriers to entry;
•an experienced and relatively complete senior management team with a successful track record;
•support from existing venture capital investors in the form of meaningful invested equity capital relative to our investment amount and/or reserved capital or willingness to invest additional capital as needed;
•strong likelihood of raising additional equity capital or achieving an exit in the form of an initial public offering or sale based on our determination;
•differentiated products, unique technology, proprietary intellectual property, and/or positive clinical results that may have intrinsic value on a stand-alone and/or liquidation basis;
•meaningful enterprise value relative to the size of our investment as indicated by a recent equity round valuation or as determined by a third-party with, in our Adviser’s senior investment team’s opinion, the potential for upside;
•a balanced current financial condition typically with 12 months or more of operating cash runway based on its projected cash burn and/or a path to profitability typically over a three to five year period from the date of our investment; and
•upcoming strategic and potential enterprise valuation-accreting business milestones that our investment can help provide operating cash runway for the company to achieve.

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
•Technology—areas of focus include: big data, cloud computing, communications, consumer, data storage, electronics, energy efficiency, hardware, information services, internet and media, networking, semiconductors, software, software-as-a-service, wireless communications and other technology related subsectors;
•Life Sciences—areas of focus include: biotechnology, diagnostic testing and bioinformatics, drug delivery, drug discovery, healthcare information systems, healthcare services, medical, surgical and therapeutic devices, pharmaceuticals and other life science related subsectors; and
•Other High Growth Industries—areas of focus vary depending upon our Adviser’s investment strategy.
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

Generate Equity Upside over Time through Warrant and Equity Investments
In connection with our secured loans, we generally receive warrant investments to acquire preferred or common stock in a venture growth stage company with an exercise price typically equal to the same price per share paid by the company’s venture capital investors in its last round of equity financing or a recent valuation of the venture growth stage company as determined by a third party or in its next round of equity financing. Our warrant investment coverage generally ranges from 2% to 10% of the committed loan amount. The warrant investments we obtain typically include a “cashless exercise” provision to allow us to exercise these rights without any additional cash investment. We also generally receive the opportunity to invest equity directly in our venture growth stage companies. We believe that making equity investments and receiving warrant investments in venture growth stage companies with exit events on the horizon, such as an initial public offering or private sale, increases the likelihood of equity appreciation and enhanced investment returns. As a venture growth stage company’s enterprise value changes we may recognize unrealized gains or losses from the fair value changes in our warrant and equity investments, and in conjunction with either a sale of the company or in connection with or following an initial public offering, we expect to achieve additional investment returns and realized gains from the exercise of these warrant investments and the sale of the underlying stock.
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
Investment Structure
We offer a full range of creative, flexible and customized secured financing products which may include a combination of an initial facility fee, interest and principal payments, end-of-term payments and warrant and/or equity investment rights. Although the general components for each type of our debt financing products are substantially the same, we select and customize the specific debt financing product on a case-by-case basis based on our Adviser’s senior investment team’s experience and their analysis of a prospective borrower, its financing needs and its intended use of the proceeds from our debt financing product. For example, the type of debt financing transaction, the total repayment period, the interest-only period, the amortization period, the collateral position, the warrant investment coverage and the overall yield-to-maturity may vary. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to their expertise and the revenue profile, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. Our debt financing products are typically structured as lines of credit, whereby a prospective borrower may be required to draw some of the commitment amount at close but may have up to 18 months from document execution to access the remaining available commitment amount of debt financing capital and, in many cases future advances may be subject to certain predetermined performance milestones and other conditions.
Growth Capital Loans
Key typical attributes of our growth capital loans include:
•Size ranges from $5 million to $50 million. We generally target and balance our growth capital loan size to the total equity capital base, the current or near term enterprise value, revenue run rate and current and near term cash and liquidity profile of a prospective borrower;
•Short total repayments typically ranging from 36 to 60 months or less and provide for interest-only or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 24 to 48 months after the loan’s funding date or a large lump sum payment on its maturity;

•Unlevered yield-to-maturity generally ranging from 10% to 18%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a payment-in-kind (“PIK”) interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. A meaningful portion of the difference between our yield-to-maturity and the stated interest rate on the loan is recognized as non-cash income until it is paid;
•Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;
•Secured by a senior secured lien on all of the prospective borrower’s assets including a pledge or negative pledge on its intellectual property. For certain prospective borrowers we are the only form of secured debt (other than potentially specific equipment financing). Other prospective borrowers may also have a revolving loan, typically from a bank, to finance receivables, cash, billings, bookings or inventory, and the collateral for such financing may be the underlying financed asset, bank accounts and/or a senior lien having priority over our senior lien. In addition, there may be prospective borrowers that have a term loan facility, with or without an accompanying revolving loan, typically from a bank, that may have priority over our senior lien; and
•Limited and/or flexible covenant structures and with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage and reimbursement for upfront and regular internal and third-party expenses, as well as prepayment penalties.
Equipment Financings
Key typical attributes of our equipment financings include:
•Size ranges from $5 million to $25 million. We generally target the size of our equipment financing to anticipate the capital equipment needs for a prospective borrower over a twelve month period balanced by the total equity capital base, the current or near term enterprise value, revenue run rate and current and near term cash and liquidity profile of a prospective borrower;
•Short total repayments typically ranging from 36 to 48 months or less and provide for short interest-only periods followed by full amortization;
•Structured as full payout loans or leases with either buyout provisions based on the fair market value of the financed equipment or a fixed end-of term payment;
•Unlevered yield-to-maturity generally ranging from 10% to 15%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;
•Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;
•Secured solely by the underlying equipment being financed. We expect that much of the equipment financed by us will consist of standard, off-the-shelf equipment, such as computers, electronic test and measurement, telecommunications, laboratory equipment, manufacturing or production equipment. In certain cases, a portion of an equipment financing may finance customized equipment, software and/or expenses or soft-costs which may not have any resale value; and
•Limited and/or flexible covenant structures with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions and reimbursement for upfront and regular internal and third-party expenses, as well as prepayment penalties.
Revolving Loans
On a select basis, we offer revolving loans. Key typical attributes of our revolving loans include:
•Size ranges from $1 million to $25 million. We generally structure our revolving loans subject to an advance rate against the company’s inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or the equivalent, that serve as our sole or primary collateral in support of the repayment of such loans;
•Short total repayments typically ranging from 12 to 36 months or less and typically provide for interest-only periods and/or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 12 to 24 months after the loan’s funding date or on its maturity date;
•Unlevered yield-to-maturity generally ranging from 1% above the applicable prime rate to 10%, which may include current interest payments, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;

•Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any equity appreciation and enhance our overall returns;
•Secured by a senior secured lien on all of the prospective borrower’s assets including a pledge or negative pledge on its intellectual property or on all of the specific assets financed specifically by the revolving loan such as the company’s inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections, including proceeds from a sale, financing or the equivalent; and
•Some financial covenants which may include advance rates, borrowing formulas, excess concentrations, cash requirements, business contracts or milestones along with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage and reimbursement for upfront and regular internal and third-party expenses, as well as prepayment penalties.
Warrant Investments
In connection with our secured loans, we generally receive warrant investments to acquire preferred or common stock in a venture growth stage company with an exercise price typically equal to the same price per share paid by the company’s venture capital investors in its last round of equity financing or a recent valuation of the venture growth stage company as determined by a third party or in its next round of equity financing. As a venture growth stage company’s enterprise value changes we expect to recognize unrealized gains or losses from the fair value changes in our warrant investments, and in conjunction with either a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the exercise of these warrant investments and the sale of the underlying stock. Warrant investments granted in connection with our secured loans are typically based on a percentage of the committed loan amount, are treated as original issue discount (“OID”) and may be earned at document execution and/or as the loan is funded. Warrant coverage generally ranges from 2% to 10% of the committed loan amount.
Direct Equity Investments
In connection with our secured loans, we may obtain equity investment rights that allow us to invest in a venture growth stage company’s current or next round of private equity financing on the same terms and conditions as the company’s venture capital investors and/or other equity investors in the round. As a venture growth stage company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our direct equity investments, and in conjunction with either a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the sale of the underlying stock. These equity investment rights typically range from $100,000 to $5.0 million in size (generally not exceeding 5% of the company’s total equity), although we are under no obligation to make any such investment. Typically, these are passive investments (we do not take a board of directors seat in the company) but can be strategically valuable and beneficial as an enhancement to our relationship with the venture growth stage company and to our economic return by generating meaningful return on capital committed.
Brokerage Allocation and Other Practices
Since we acquire and dispose of many of our investments in privately negotiated transactions, many of the transactions that we engage in do not require the use of brokers or the payment of brokerage commissions. Subject to policies established by our Board, our Adviser is primarily responsible for selecting brokers and dealers to execute transactions with respect to the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. Our Adviser does not execute transactions through any particular broker or dealer but seeks to obtain the best net results for us under the circumstances, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. Our Adviser generally seeks reasonably competitive trade execution costs but does not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, our Adviser may select a broker based upon brokerage or research services provided to our Adviser and us and any other clients. In return for such services, we may pay a higher commission than other brokers would charge if our Adviser determines in good faith that such commission is reasonable in relation to the services provided. We also pay brokerage commissions incurred in connection with open-market purchases pursuant to our dividend reinvestment plan. The aggregate amount of brokerage commissions paid by us during the three most recent fiscal years is $38,000.
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
We underwrite our transactions to ensure that our portfolio companies have a strategic and balanced intended use of our investment proceeds without us taking excessive risk and with a low likelihood of default. We believe that the profiles of the venture growth stage companies that we target mitigate our risk because we expect these companies have several options to repay our debt financing through:
•cash flow either from achieving the strong and rapid revenue and profitability plans targeted at the time of our underwriting or in a downside risk scenario from reducing growth and associated operating expenses;
•receiving additional cash from new equity investors based on the progress and development made by the company and their outlook for growth or in a downside risk scenario from existing equity investors to avoid them from otherwise losing all of their invested capital given our ability to foreclose on our collateral;
•receiving acquisition offers from strategic or other financial investors or undertaking an initial public offering, given their large and growing market opportunities, the stage of development of their underlying technology and products and their financial profile; or
•in a worst case scenario, liquidating underlying assets including any proceeds from the sale of equipment, inventory, accounts receivable and/or intellectual property.
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
Diligence Process
Assuming the non-binding term sheet submitted to the prospective borrower is subsequently executed, the investment opportunity is then subject to our Adviser’s rigorous diligence and credit analysis process, which is based on its senior investment team’s extensive experience and tailored specifically for venture growth stage companies. This process differs notably from traditional lending analysis, combining both qualitative and quantitative analysis and assessment, versus traditional, purely quantitative credit analyses. There is a heavy orientation towards a qualitative and subjective investment-oriented review, taking into account such factors as:
•venture capital investor quality, track record and expected level of participation in future financing events;
•management team experience, completeness, performance to date, and ability to perform;
•industry segment/market attractiveness and outlook, competitive dynamics, and growth potential;
•detailed assessment and analysis of the venture growth stage company’s current products or technology and future products or technology, including value proposition and return on investment to its customers and its ability to expand and grow its customer base;
•current and future financial position, including financial projections and sensitivity analyses, historical performance, cash balance and burn analysis, capitalization structure, feasibility of financial plan and underlying assumptions, break-even/profitability timing, future cash needs and future financing plans;
•stage of development and execution timeline and milestones and the likelihood and feasibility of achieving such milestones; and
•transaction risk/return profile—assessing the strengths, weaknesses, risks, loan-to-value, liquidation values and outlook of the borrower compared to the structure, pricing, potential returns, likelihood of repayment and collateral structure of the proposed debt financing.

Our Adviser’s diligence and credit analysis process typically includes visits by one of our Adviser’s Investment and Credit Analysis professionals to a prospective borrower’s headquarters and other facilities, interviews with key management and board members and reference checks on senior management. In addition, the diligence process may include discussions with key industry research analysts, other industry participants, customers and suppliers, where appropriate. One of our Adviser’s professionals also reviews the prospective borrower’s organizational documents and structure, capital structure, assets, liabilities, employee plans, key customer or supplier contracts, legal and tax matters and other relevant legal documentation. The Investment and Credit Analysis professional submits a detailed credit and due diligence memorandum describing and analyzing the proposed transaction, as well as the outcome of the diligence and credit analysis activities. This memorandum is circulated to members of our Adviser’s Investment Committee in advance of its meetings.
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

If the outlook for a borrower, its industry or a borrower’s available cash balance or credit rating is materially deteriorating, or there is material downturn in the borrower’s standing since our last review, we change the standing of the borrower on our Credit Watch List and our Originations and Investment and Credit Analysis professionals contact the borrower and its venture capital investors to discuss and understand any changes. Our Originations and Investment and Credit Analysis professionals generally actively work to maintain an open dialogue with borrowers on the Credit Watch List to work to limit the likelihood of a default. Utilizing the Four Rs, our core investment philosophy, our Adviser assesses each borrower on our Credit Watch List and, based on the recommendations from our Originations and Investment and Credit Analysis professionals and potentially from our discussions with and representations made from the borrower’s venture capital investors, determines the appropriate course of action, including decisions to enforce our rights and remedies, modify or waive a provision of our investments, declare a default, request early pay-off, or wait for an external event, such as an acquisition or financing, to restructure a secured loan or receive additional consideration in the form of fees or warrant investments. In a worst case scenario, a member of our Customer Team sells collateral with the help of management, repossesses and auctions assets or negotiates and structures other potential outcomes. If bankruptcy is a possibility, a member of our Customer Team may utilize outside counsel to provide advice on avoiding this outcome or to minimize the adverse effects on us.
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

We believe we compete effectively with these entities primarily on the basis of TPC’s reputation, track record, experience, industry knowledge and relationships and our Adviser’s senior investment team’s contacts, efficient investment analysis, decision-making processes, creative financing products and highly customized investment terms. We believe that the Four Rs, our core investment philosophy, enable us to continue to grow our brand name reputation and differentiate us from our competitors. We do not compete primarily on the financing terms we offer and believe that some competitors make loans with rates that are comparable or lower than our rates. We also believe that our relationship-based approach to investing, which leverages our Adviser’s senior investment team’s expertise in developing strong relationships with venture capital investors and venture capital-backed companies, understanding the capital needs of venture growth stage companies, and structuring and customizing attractive financing solutions to meet the financing needs throughout a company’s growth stage, enables us to identify, attract and proactively capitalize on venture growth stage companies’ debt needs as they grow and become successful enterprises.
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, and the Administrator, pursuant to the terms of the Investment Advisory Agreement and/or the Administration Agreement, each as described below. Our day-to-day investment operations are managed by the Adviser, and we reimburse our Administrator for our allocable portion of expenses incurred pursuant to the Administration Agreement, as described below.
Management Agreements
Investment Advisory Agreement
Subject to the overall supervision of our Board and in accordance with the 1940 Act, our Adviser manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, our Adviser:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•identifies, evaluates and negotiates the structure of the investments we make;
•executes, closes, services and monitors the investments we make;
•determines the securities and other assets that we will purchase, retain or sell;
•performs due diligence on prospective investments; and
•provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
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
Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss, subject to the total return requirement described in the preceding paragraph. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable income incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our assets used to calculate the 1.75% base management fee. These calculations are appropriately adjusted for any share issuances or repurchases during the relevant quarter.
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
Payment of Our Expenses
All professionals of our Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by our Adviser and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:
•organization;
•calculating our net asset value (including the cost and expenses of any independent valuation firm);
•indemnification payments;
•providing managerial assistance to those portfolio companies that request it;
•marketing expenses;
•expenses relating to the development and maintenance of our website;
•fees and expenses payable to third parties, including agents, consultants or other advisors, in connection with monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
•fees and expenses incurred in connection with obtaining debt financing;
•interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
•offerings of our common stock and other securities;
•investment advisory and management fees;

•administration fees, expenses and/or payments payable under the Administration Agreement;
•fees payable to third parties, including agents, consultants and other advisors, relating to, or associated with, evaluating and making investments, including costs associated with meeting potential financial sponsors;
•fees and expenses associated with origination efforts;
•transfer and dividend paying agents and custodial fees and expenses;
•federal and state registration fees;
•all costs of registration of our securities with appropriate regulatory agencies;
•all cost of listing our securities on any securities exchange;
•U.S. federal, state and local taxes;
•brokerage commissions;
•independent directors’ fees and expenses;
•costs of preparing and filing reports or other documents required by the Securities and Exchange Commission (“SEC”) or other regulators;
•costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•costs associated with individual or groups of stockholders;
•our allocable portion of any fidelity bond, directors' and officers’ errors and omissions liability insurance, and any other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•and all other expenses incurred by us or our Administrator or our Adviser in connection with administering our business, including payments under the Administration Agreement based on our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer and Chief Financial Officer and their respective administrative support staffs.
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
Board Approval of the Investment Advisory Agreement
The Investment Advisory Agreement between us and our Adviser was initially approved by our Board at an in-person meeting in November 2013 and entered into in February 2014. Our Board most recently determined to re-approve the Investment Advisory Agreement at a meeting held on October 29, 2020. In reaching a decision to re-approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
•the nature, extent and quality of services provided by the Adviser to us;
•the investment performance of the Company and the Adviser;
•comparative data with respect to the investment performance of other BDCs with similar investment objectives, strategies, risks, restrictions and types of securities purchased;
•the fee structure under the Investment Advisory Agreement and the Adviser’s anticipated costs of providing services to us;

•comparative data with respect to advisory and incentive fees or similar expenses paid by other BDCs with similar investment objectives and asset levels;
•our operating expenses compared to those of other BDCs with similar investment objectives, strategies, risks, restrictions and types of securities purchased;
•any existing and potential sources of indirect income to the Adviser from its relationships with us and the profitability of those relationships;
•information about the services performed and the personnel performing such services under the Investment Advisory Agreement;
•economies of scale realized by the Adviser (or that possibly might be realized by the Adviser in the future) in connection with the Adviser’s provision of services to us; and
•the organizational capability and financial condition of the Adviser.
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
In full consideration of the provision of the services of our Administrator, we reimburse our Administrator for the costs and expenses incurred by our Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. Payments under the Administration Agreement are equal to our allocable portion (subject to the review of our Board) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, our Administrator is paid an additional amount based on the services provided, which shall not exceed the amount we receive from such companies for providing this assistance. The Administration Agreement between us and the Administrator was initially approved by our Board at an in-person meeting in November 2013 and was entered into in February 2014. Our Board most recently determined to re-approve the Administration Agreement at a meeting held on October 29, 2020. In connection with such approval, the Board, including a majority of independent directors, reviewed the payments made by us to the Administrator to determine that the provisions of the Administrative Agreement are carried out satisfactorily and to determine, among other things, whether the payments made by us under the Administration Agreement are reasonable in light of the services provided. The Board also reviewed the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and the affiliates of TPC. The Board then assessed the reasonableness of such reimbursements for expenses allocated to us based on the nature and quality of the administrative services provided to us by the Administrator, our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, any existing and potential sources of indirect income to the Administrator from its relationship with us, information about the administrative services to be performed and the personnel performing such administrative services, the organizational capability of the Administrator, and the possibility of obtaining similar services from other third-party service providers.
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
We have adopted ASC Topic 820. ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:
•Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•Level 2—Valuations are based on quoted prices (in non-active markets or in active markets for similar assets or liabilities), observable inputs other than quoted prices and inputs that are not directly observable but are corroborated by observable market data.
•Level 3—Valuations are based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the investment.

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
With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:
•Our quarterly valuation process begins with each portfolio company or investment being initially valued by our Adviser’s professionals that are responsible for the portfolio investment;
•Preliminary valuation conclusions are then documented and discussed with our Adviser’s senior investment team and approved by the Adviser’s executive management team;
•Each quarter, certain of our portfolio companies or investments are reviewed by an independent third-party valuation firm. At least once annually, the valuation for each portfolio investment is reviewed by such an independent third-party valuation firm. However, our Board does not have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10% of our gross assets) independently reviewed, given the expenses involved in connection therewith;
•The Valuation Committee of the Board then reviews these preliminary valuations and makes fair value recommendations to the Board; and
•Our Board then discusses valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Adviser, the respective independent third-party valuation firms and our Valuation Committee.
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
•the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC;
•our management’s assessment of whether any material change in the net asset value has occurred (including through the realization of net gains on the sale of our investments) from the period beginning on the date of the most recently disclosed net asset value per share of our common stock and ending as of a time within 48 hours (excluding Sundays and holidays) of the sale of our common stock; and
•the magnitude of the difference between (i) a value that our Board or an authorized committee thereof has determined reflects the current (as of a time within 48 hours, excluding Sundays and holidays) net asset value of our common stock, which is based upon the net asset value disclosed in the most recent periodic report we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the net asset value since the date of the most recently disclosed net asset value, and (ii) the offering price of the shares of our common stock in the proposed offering.
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
To qualify as a RIC, we must, among other things:
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income derived with respect to our business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership,” or “QPTP,” hereinafter the “90% Gross Income Test;” and
•diversify our holdings so that, at the end of each quarter of each taxable year:
◦at least 50% of the value of our total assets is represented by cash and cash items, U.S. Government securities, the securities of other RICs, and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than 5% of the value of our total assets and not more than 10% of the outstanding voting securities of such issuer, and
◦not more than 25% of the value of our total assets is invested in the securities of any issuer (other than U.S. Government securities and the securities of other RICs), the securities of any two or more issuers that we control and that are determined to be engaged in the same business or similar or related trades or businesses, or the securities of one or more QPTPs, hereinafter the “Diversification Tests.”
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
As a RIC, we (but not our stockholders) generally are not subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders in any taxable year with respect to which we distribute an amount equal to at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions), (the “Annual Distribution Requirement”). We intend to distribute annually all or substantially all of such income. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify for tax treatment as a RIC for such taxable year. Although we may meet our Annual Distribution requirement, we will be subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute (or are deemed to have timely distributed) an amount equal to the sum of:
•at least 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;
•at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and
•certain undistributed amounts from previous years on which we paid no U.S. federal income tax.
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
Passive Foreign Investment Companies
    We may invest in the stock of a foreign corporation which is classified as a “passive foreign investment company” (within the meaning of Section 1297 of the Code), or “PFIC.” In general, unless a special tax election has been made, we are required to pay tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which we held the PFIC stock, plus an interest charge. Certain adverse tax consequences of a PFIC investment may be limited if we are eligible to elect alternative tax treatment with respect to such investment. No assurances can be given that any such election will be available or that, if available, we will make such an election. Additionally, even if we make any such election, the U.S. Treasury Department and Internal Revenue Service (“IRS”) have issued proposed regulations that provide that the income inclusion resulting from the election will not be considered qualifying income for purposes of the 90% Gross Income Test unless we receive a cash distribution from the PFIC during the same year. These regulations, if finalized, could make it more difficult to qualify as a RIC if we invest in PFICs and elect the alternative tax treatment with respect to those entities.
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
We do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. Under these current limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company or BDC, invest more than 5% of the value of our total assets in the securities of one registered investment company or BDC, or invest more than 10% of the value of our total assets in the securities of registered investment companies and BDCs.
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
(1)securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An “eligible portfolio company” is defined in the 1940 Act as any issuer that:
•is organized under the laws of, and has its principal place of business in, the United States;
•is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•satisfies either of the following:
i.does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
ii.is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.

(2)securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(3)securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrant investments or rights relating to such securities.
(4)cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.
The regulations defining and interpreting qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.
We generally look through our subsidiaries to the underlying holdings (considered together with portfolio assets held outside of our subsidiaries) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act. On a consolidated basis, we expect that at least 70% of our assets will be eligible assets.
Under Section 55(b) of the 1940 Act, the value of a BDC’s assets shall be determined as of the date of the most recent financial statements filed by such company with the SEC pursuant to Section 13 of the 1934 Act, and shall be determined no less frequently than annually.
Managerial Assistance to Portfolio Companies
BDCs generally must offer, and must provide upon request, significant managerial assistance to certain of their portfolio companies, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator may provide all or a portion of this assistance pursuant to the Administration Agreement, the costs of which will be reimbursed by us at cost. We may receive fees for these services.
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
Senior Securities
The Small Business Credit Availability Act (“SBCAA”), which was signed into law in March 2018, among other things, amended Section 61(a) of the 1940 Act to add a provision that reduces the asset coverage requirement applicable BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On April 24, 2018, the Board unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a) of 1940 Act. In addition, at a special meeting of stockholders held on June 21, 2018, our stockholders approved the application of the 150% minimum asset coverage requirements under the 1940 Act, and we became subject to the 150% minimum asset coverage ratio effective June 22, 2018. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2020, the Company’s asset coverage for borrowed amounts was 252%.
In addition, while any senior securities remain outstanding, we generally must make provisions to prohibit any cash distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios after deducting the amount of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage. We consolidate our financial results with all of our wholly owned subsidiaries for financial reporting purposes and measure our compliance with the leverage test applicable to BDCs under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors-Risks Relating to our Business and Structure-Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage. The net asset value per share of our common stock may be diluted if we issue or sell securities to subscribe for or convertible into shares of our common stock.”

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
We may co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC or its affiliates where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price. However, on March 28, 2018, we, TPC and our Adviser received an exemptive order (the “Exemptive Order”) from the SEC, which permits greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the “Sarbanes-Oxley Act,” imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:
(1)pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
(2)pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
(3)pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and, to the extent that we are a “large accelerated filer” or an “accelerated filer” under Rule 12b-2 under the Exchange Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and
(4)pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Available Information
Our address is 2755 Sand Hill Road, Suite 150, Menlo Park, CA 94025. Our phone number is (650) 854-2090 and our internet website is at www.tpvg.com. We make available free of charge on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider information contained on our website to be part of this Annual Report on Form 10-K or any other report we file with the SEC.
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
The following is a summary of the principal risk factors associated with an investment in the Company. Further details regarding each risk included in the below summary list can be found further below.
•We are dependent upon our executive officers and our Adviser’s senior investment team and members of its Investment Committee, in particular, Messrs. Labe and Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.
•Our business model depends, in part, upon TPC’s relationships with a select group of leading venture capital investors. Any inability of TPC to maintain or develop these relationships, or the failure of these relationships to result in referrals of investment opportunities for us, could have a material adverse effect on our business.
•We operate in a highly competitive market for investment opportunities and we may not be able to compete effectively.
•Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage. The net asset value per share of our common stock may be diluted if we issue or sell securities to subscribe for or convertible into shares of our common stock.
•We finance certain of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.
•We may default under the Credit Facility, the 2022 Notes or the 2025 Notes or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.
•Because we use debt to finance certain of our investments, if market interest rates were to increase, our cost of capital could increase, which could reduce our net income. In addition, if the Credit Facility were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
•Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.
•Our ability to enter into transactions with our affiliates and to make investments in venture growth stage companies along with our affiliates is restricted by the 1940 Act which may limit the scope of investment opportunities available to us.
•The advisory fee structure we have with our Adviser may create incentives that are not fully aligned with the interests of our stockholders.
•Our investments are concentrated in technology, life sciences and other high growth industries, including clean technology, some of which are subject to extensive government regulation, which exposes us to the risk of significant loss if any of these industry sectors experiences a downturn.
•Our investment strategy includes a primary focus on venture growth stage companies, which are subject to many risks, including dependence on the need to raise additional capital, volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs, periodic downturns, and below investment grade ratings, which could cause you to lose all or part of your investment in us.
•Our existing and/or future portfolio companies may not draw on any of our unfunded obligations or may draw our outstanding unfunded obligations at a time when our capital is not readily available.
•If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.
•Our portfolio companies may have limited operating histories and financial resources.
•The lack of liquidity in our investments may materially and adversely affect our ability to meet our investment objectives.
•Prepayments of our loans could have a material adverse impact on our results of operations and our ability to make stockholder distributions, increase the risk of violating 1940 Act provisions applicable to BDCs and breaching covenants under our borrowing arrangements, and could result in a decline in the market price of our shares.
•Our common stock may trade below our net asset value per share, which limits our ability to raise additional equity capital.

•The market price of our common stock may fluctuate significantly.
•Global capital markets could enter a period of severe disruption and instability or an economic recession. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could impair our portfolio companies and harm our operating results.
•Events outside of our control, including relating to public health crises, could negatively affect our portfolio companies’ and our results of operations and financial condition, as well as the amount or frequency of our distributions to stockholders.
Risks Relating to our Business and Structure
Deterioration in the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations. Such economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.
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
Although we have been able to secure access to additional liquidity, including through the Credit Facility, public debt issuances and equity offerings, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, if the price of our common stock falls below our net asset value per share, we will be limited in our ability to sell new shares if we do not have stockholder authorization to sell shares at a price below net asset value per share. We did not seek stockholder authorization to sell shares of our common stock below the then-current net asset value per share of our common stock at our 2020 annual meeting of stockholders and do not intend to seek such authorization at our 2021 annual meeting of stockholders.
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
Our growth requires that TPC and our Adviser retain and attract new investment and administrative personnel in a competitive market. Their ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, their and our reputations and their ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with whom TPC and our Adviser compete for experienced personnel, including investment funds, have greater resources than they have.
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

Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify for tax treatment as a RIC and, thus, may be subject to corporate-level income tax and default under applicable covenants under any financing arrangements. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of funds available for distributions to our stockholders and the amount of funds available for new investments.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. To the extent we have senior securities outstanding, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
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
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the SBCAA, signed into law in March 2018, modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by lowering the required asset coverage ratio of 200% to an asset coverage ratio of 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets), if certain requirements are met. On April 24, 2018, the Board unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a) of 1940 Act. In addition, at a special meeting of stockholders held on June 21, 2018, our stockholders approved the application of the 150% minimum asset coverage requirements under the 1940 Act, and we became subject to the 150% minimum asset coverage ratio effective June 22, 2018. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2020, the Company’s asset coverage for borrowed amounts was 252%.
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
We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. As of December 31, 2020, we had $118.0 million of principal outstanding under the Credit Facility, $74.8 million of principal outstanding on our 5.75% notes due 2022 (the “2022 Notes”) and $70.0 million of principal outstanding on our 4.50% notes due 2025 (the “2025 Notes”), before reducing the unamortized debt issuance costs. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2020, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2020(1)	(20.1)%	(11.6)%	(3.0)%	5.5%	14.0%
_______________
(1)The calculation assumes the Company had (i) $683.5 million in total assets, (ii) $262.8 million in total debt outstanding, (iii) $400.4 million in net assets, (v) and a weighted average cost of borrowings of 4.6%.
Based on our outstanding indebtedness of $262.8 million as of December 31, 2020, our investment portfolio would have been required to experience an annual return of at least 1.8% to cover annual interest payments on the outstanding debt.
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
In addition, each of the Credit Facility and the Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the 2025 Notes imposes, and any debt facilities or other borrowing arrangements we may enter into in the future may impose, financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our ability to be subject to tax treatment as a RIC under Subchapter M of the Code.
We may default under the Credit Facility, the 2022 Notes or the 2025 Notes or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.
In the event we default under the Credit Facility, the 2022 Notes or the 2025 Notes or any future indebtedness or are unable to amend, repay or refinance any such indebtedness on commercially reasonable terms, or at all, our business could be materially and adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility, the 2022 Notes and the 2025 Notes or any future indebtedness, any of which would have a material adverse effect on our financial condition, results of operations and cash flows.
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
The indenture governing the 2022 Notes contains certain covenants, including covenants (i) requiring our compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, whether or not we are subject to the such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC; (ii) if our asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on our common stock (except to the extent necessary for us to maintain our treatment as a RIC under Subchapter M of the Code), or purchasing any of our common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC); and (iii) requiring us to provide financial information to the trustee, if we cease to be subject to the reporting requirements of the Exchange Act.
The Note Purchase Agreement under which the 2025 Notes were issued contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and a minimum stockholders’ equity requirement. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness we have incurred or of our subsidiary guarantors (if any), certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to Messrs. Labe and Srivastava.
Our continued compliance with the covenants under the Credit Facility, the indenture governing the 2022 Notes and the Note Purchase Agreement depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. Because the Credit Facility and the Note Purchase Agreement have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Credit Facility or represented by the 2022 Notes or the 2025 Notes, or under any future credit facility, is accelerated, we may be unable to repay or finance the amounts due.

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
In July 2017, the head of the United Kingdom Financial Conduct Authority (the “FCA”) announced that it intends to phase out the use of London Interbank Offered Rate (“LIBOR”) by the end of 2021. Although there have been consultations regarding the extension of the LIBOR transition deadline to the end of June 2023, there is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The first publication of SOFR was released in April 2018. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is uncertain whether SOFR will attain market traction or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. Following any replacement of LIBOR, some or all of our loan agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of the Credit Facility. If we are unable to do so, amounts drawn under the Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for, or value of, any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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
Provisions in the Credit Facility and the Note Purchase Agreement or any future indebtedness may limit our discretion in operating our business.
The Credit Facility is, and any future indebtedness may be, backed by all or a portion of our assets on which the lenders may have a security interest. We may pledge up to 100% of our assets or the assets of our Financing Subsidiary and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. Any security interests that we grant will be set forth in a security agreement and evidenced by the filing of financing statements by the agent for the lenders. Any restrictive provision or negative covenant in the agreements governing our indebtedness, including the Credit Facility and the Note Purchase Agreement, including applicable diversification and eligibility requirements, or any of our future indebtedness limits or may limit our operating discretion, which could have a material adverse effect on our financial condition, results of operations and cash flows. A failure to comply with the restrictive provisions or negative covenants in the Credit Facility or the Note Purchase Agreement or any of our future indebtedness would or may result in an event of default and/or restrict our ability to control the disposition of our assets and our utilization of any indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations.”
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
Most of our investments take the form of secured loans, warrant and direct equity investments that are not publicly traded. The fair value of loans and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board. Most of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC Topic 820. This means that our valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of the fair value of our investments require significant management judgment or estimation. We retain the services of one or more independent third-party valuation firms to review the valuation of these loans and other investments. The valuation for each portfolio investment, including our Level 3 investments, is reviewed at least annually by an independent third-party valuation firm. However, the Board does not intend to have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10.0% of our gross assets) reviewed by an independent third-party valuation firm, given the expenses involved in connection therewith. The Board discusses valuations on a quarterly basis and determines, in good faith, the fair value of each investment in our portfolio based on the input of our Adviser, the independent third-party valuation firm and the Valuation Committee. The types of factors that our Board takes into account in determining the fair value of our investments generally include, as appropriate, such factors as yield, maturity and measures of credit quality, the enterprise value of the company, the nature and realizable value of any collateral, the company’s ability to make payments and its earnings and discounted cash flow, our assessment of the support of their venture capital investors, the markets in which the company does business, comparisons to similar publicly traded companies and other relevant factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and other investments existed. Our net asset value could be materially and adversely affected if our determinations regarding the fair value of our loans and other investments were materially higher than the values that we ultimately realize upon the disposal of such loans and other investments.
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
Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. If we are not able to implement the applicable requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports. This could have a material adverse effect on us and lead to a decline in the price of our securities.
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
The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control or the removal of our directors. We are subject to the Maryland Business Combination Act, or the “Business Combination Act,” the application of which is subject to and may not conflict with any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our directors who are not “interested persons” as such term is defined in the 1940 Act. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act, or the “Control Share Acquisition Act,” acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. However, we will not amend our bylaws to repeal the current exemption from the Control Share Acquisition Act without our Board determining that it would be in the best interests of our stockholders and without the Company first notifying the SEC staff of its intention. The SEC staff has issued informal guidance setting forth its position that certain provisions of the Control Share Acquisition Act would, if implemented, violate Section 18(i) of the 1940 Act.
Our charter and bylaws contain other provisions that may make it difficult for a third party to obtain control of us, including supermajority vote requirements for business transactions that are not approved by a majority of our “continuing directors,” provisions of our charter classifying our Board in three classes serving staggered three-year terms, and provisions of our charter authorizing our Board to classify or reclassify shares of our stock in one or more classes or series and to cause the issuance of additional shares of our stock, and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.
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
Our investment strategy includes investments in secured loans to companies, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments. TPC and the Adviser also manage, and in the future may manage, other investment funds, accounts or vehicles that invest or may invest in companies and investments similar to those in our investment portfolio. Although we were formed to expand the venture growth stage business segment of TPC’s investment platform, subject to its allocation policy and applicable law, other vehicles sponsored or managed by our Adviser’s senior investment team also invest in venture growth stage companies. As a result, members of our Adviser’s senior investment team and the Investment Committee, in their roles at TPC, may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by TPC with similar or overlapping investment objectives. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by our Adviser’s senior investment team, such investment will be apportioned by our Adviser’s senior investment team in accordance with (1) our Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Co-investment opportunities will be allocated amongst us, TPC and/or investment funds, accounts and vehicles managed by the Adviser or its affiliates: (1) consistent with both the Adviser’s allocation policies and procedures and the conditions of the Exemptive Order, as applicable; and (2) and in a manner reasonably designed to ensure that investment opportunities are allocated fairly and equitably over time. Such apportionment may not be strictly pro rata, depending on the good faith determination of all relevant factors, including, without limitation, differing investment objectives, amount of capital available for each potential investing entity, diversification considerations, regulatory restrictions and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us.
We may co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC or its affiliates where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price. However, on March 28, 2018 we, TPC and our Adviser received the Exemptive Order from the SEC, which permits greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
Our Adviser may be subject to conflicts of interest with respect to taking actions regarding many investments in which TPC or its affiliates also have an interest.
Although our Adviser has adopted a compliance program that includes conflicts of interest policies and procedures, that are designed to mitigate the potential actual or perceived conflicts between us, on the one hand, and TPC and its affiliates, on the other hand, it may not eliminate all potential conflicts. TPC and its affiliates may have previously made investments in secured loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments in some of the same venture growth stage companies in which we expect to invest. In certain of these circumstances, we may have rights and privileges that give us priority over others associated with the issuer, such as TPC or its affiliates. These rights, if exercised, could have a detrimental impact on the value of the investment made by TPC or its affiliates in the issuer, and as a result and subject to the applicable provisions of the Advisers Act and the 1940 Act, our Adviser may not exercise the Company’s rights if the Adviser believes TPC or its affiliates would be disadvantaged by the Company taking such action, even if it is in the best interests of our stockholders. In addition, our Adviser may be subject to a conflict in seeking to make an investment in an issuer in which TPC or its affiliates have already invested, and we may still choose to make such investment, where permissible, subject to the approval of a majority of our directors who have no financial interest in the investment and a majority of our independent directors. In such a scenario, our Adviser may be influenced to make an investment or take actions in order to protect the interests of TPC or its affiliates in the issuer.
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
Our portfolio consists of a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and any concentration limitations we have agreed or may agree to as part of the Credit Facility or any future indebtedness, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio may be less diversified than the portfolios of other investment vehicles, we may be more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.
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

Our investment strategy includes a primary focus on venture growth stage companies, which are subject to many risks, including dependence on the need to raise additional capital, volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs, periodic downturns, and below investment grade ratings, which could cause you to lose all or part of your investment in us.
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
As of December 31, 2020, our unfunded obligations to 16 portfolio companies totaled $132.3 million. Our credit agreements generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded commitments or any future obligations will be drawn by the venture growth stage companies. We have also entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2020, this backlog of potential future commitments totaled $20.8 million.
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
We invest primarily in venture growth stage companies that generally do not have sufficient cash-on-hand to satisfy our loan in full at the time we originate the loan. Following our investment, these companies may be unable to successfully scale operations and increase revenue as we had anticipated at the time we made the investment. In certain circumstances, these companies may not be able to generate meaningful customer sales, commitments or orders due to unfavorable market conditions. As a result, the company may not generate sufficient cash flow to service our loan and/or the company’s venture capital investors may no longer provide the company with meaningful invested equity capital to provide a debt financing cushion to our loan. As a consequence, the company may (i) request us to restructure our loan resulting in the delay of principal repayment, the reduction of fees and/or future interest rates and/or the possible loss of principal or (ii) experience bankruptcy, liquidation or similar financial distress. We may be unable to accommodate any such restructuring request due to the eligibility requirements under the Credit Facility or otherwise. The bankruptcy, liquidation and/or recovery process has a number of significant inherent risks for us as a creditor. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by one of our portfolio companies may adversely and permanently affect our investment in that company. If the proceeding is converted to liquidation, the liquidation value of the company may not equal the fair value that was believed to exist at the time of our investment. The duration of a bankruptcy, liquidation and/or recovery proceeding is also difficult to predict, and a creditor’s return on investment can be materially and adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the obligations we own may be lost by increases in the number and amount of claims or by different treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

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
To the extent that we invest in OID instruments, including PIK loans, zero coupon bonds, and debt securities with attached warrants, investors will be exposed to the risks associated with the inclusion of such non-cash income in taxable and accounting income prior to receipt of cash, including the following risks:
•the interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;
•the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments;
•PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral;
•an election to defer PIK interest payments by adding them to principal increases our gross assets and, thus, increases future base management fees to the Adviser and, because interest payments will then be payable on a larger principal amount, the PIK election also increases the Adviser’s future income incentive fees at a compounding rate;
•market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;
•the deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan;
•OID creates the risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized;
•for U.S. federal income tax purposes, we will be required to make distributions of OID income to shareholders without receiving any cash and such distributions have to be paid from offering proceeds or the sale of assets without investors being given any notice of this fact; and
•the required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of our taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to U.S. federal corporate-level taxation.
Prepayments of our loans could have a material adverse impact on our results of operations and our ability to make stockholder distributions, increase the risk of violating 1940 Act provisions applicable to BDCs and breaching covenants under our borrowing arrangements, and could result in a decline in the market price of our shares.
We are subject to the risk that the loans we make to our portfolio companies may be repaid prior to maturity. We expect that our investments will generally allow for repayment at any time subject to penalties in certain limited circumstances. When this occurs, we generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments typically have substantially lower yields than the loan being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the loan that was repaid. As a result, our financial condition, results of operations and cash flows could be materially and adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Prepayments could also negatively impact our ability to make, or the amount of, stockholder distributions with respect to our common stock, which could result in a decline in the market price of our shares. In addition, any such prepayments could materially increase the risk of failing to meet 1940 Act provisions applicable to BDCs, including the qualifying asset test, and increases the risk of breaching covenants under the Credit Facility, under the indenture governing the 2022 Notes, and under the Note Purchase Agreement, or otherwise triggering an event of default under the relevant borrowing arrangement. These risks are increased to the extent that prepayment levels during a period increase unexpectedly.
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
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the senior liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the senior liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral;
•waivers of past defaults under collateral documents; and
•we may not have the ability to control or direct such actions, even if our rights, including our security interest in the collateral, are materially and adversely affected.
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
Our investment strategy contemplates making secured loans to companies with foreign operations. As of December 31, 2020, 23.0% of our portfolio at fair value consisted of companies not domiciled in the United States as they did not have their principal place of business in the United States. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies or U.S. companies with no foreign operations. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations in our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect that investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies or U.S. companies with no foreign operations.
We may expose ourselves to risks resulting from our use of interest rate hedging transactions.
As of December 31, 2020, 58.6% of our portfolio (at principal balance) had a floating interest rate indexed to the U.S. Prime rate (“Prime Rate”). The remaining 41.4% of our portfolio had a fixed interest rate. Our Credit Facility bears interest at a floating rate indexed to certain indices, including LIBOR and commercial paper rates. We may utilize instruments such as interest rate swaps, caps, collars and/or floors to seek to hedge against fluctuations in the relative values of our fixed-rate portfolio positions and/or to hedge against the impact on our net investment income from changes in market interest rates. When we engage in interest rate hedging transactions, we may expose ourselves to risks associated with such transactions. We believe that any hedging transactions that we enter into in the future will not be considered “qualifying assets” under the 1940 Act, which may limit our hedging strategy more than other companies that are not subject to the 1940 Act. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission (“CFTC”), unless our Adviser registers with CFTC as a commodity pool operator or obtains an exemption from such requirement. On February 18, 2020, our Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and therefore, is not subject to registration or regulation as a commodity pool operator under such Act.
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
Risks Relating to our Common Stock and Securities
Our common stock may trade below our net asset value per share, which limits our ability to raise additional equity capital.
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
Our cash distributions to stockholders will be automatically reinvested in additional shares of our common stock unless such stockholder has specifically “opted out” of our dividend reinvestment plan so as to receive cash distributions. In addition, we may in the future distribute taxable dividends that are payable in part in shares of our common stock. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the IRS, a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
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
The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•price and volume fluctuations in the overall stock market from time to time;

•significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;
•any inability to deploy or invest our capital;
•fluctuations in interest rates;
•any inability to access the capital markets;
•realized and unrealized losses in investments in our portfolio companies;
•the financial performance of the industries in which we invest;
•announcement of strategic developments, acquisitions, and other material events by us or our competitors or operating performance of companies comparable to us;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•perception or reputation of TPC;
•loss of our qualification as a RIC or BDC;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•departure of, or loss of access to, members of our Adviser’s senior investment team;
•operating performance of companies comparable to us; and
•general economic trends and other external factors.
Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space in recent years. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.
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
Our publicly issued debt securities may or may not continue to have an established trading market. We cannot provide assurance that a trading market for our publicly issued debt securities will be maintained. In addition to our creditworthiness, many factors may have a material adversely effect on the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:
•the time remaining to the maturity of these debt securities;
•the outstanding principal amount of debt securities with terms identical to these debt securities;
•the ratings assigned by national statistical ratings agencies;
•the general economic environment;
•the supply of debt securities trading in the secondary market, if any;
•the redemption or repayment features, if any, of these debt securities;
•the level, direction and volatility of market interest rates generally; and

•market rates of interest higher or lower than rates borne by the debt securities.
An investor should also be aware that there may be a limited number of buyers when such investor decides to sell its debt securities. This too may have a material adverse effect on the market value of the debt securities or the trading market for the debt securities.
Terms relating to redemption may have a material adverse effect on the return on any debt securities that we may issue.
If debt securities are redeemable at our option, such as the 2022 Notes and 2025 Notes, we may choose to redeem debt securities at times when prevailing interest rates are lower than the interest rate paid on debt securities. In addition, if debt securities are subject to mandatory redemption, we may be required to redeem debt securities also at times when prevailing interest rates are lower than the interest rate paid on debt securities. In this circumstance, an investor may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.
We may redeem the 2022 Notes in whole or in part at any time or from time to time at our option at par plus all accrued and unpaid interest payments to but not including the date fixed for redemption. In addition, subject to the terms of the Note Purchase Agreement, we may redeem the 2025 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2025 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur.
We may not be able to prepay the 2025 Notes upon a change in control.
The Note Purchase Agreement governing the 2025 Notes requires us to offer to prepay all of the issued and outstanding notes upon the occurrence of certain change in control events, which could have a material adverse effect on our business, financial condition and results of operations. Upon a change in control event, holders of the 2025 Notes and any additional notes issued under the terms of the Note Purchase Agreement may require us to prepay for cash some or all of the notes at a prepayment price equal to 100% of the aggregate principal amount of the notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.
The 2022 Notes and 2025 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
The 2022 Notes and 2025 Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. As a result, the 2022 Notes and 2025 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2022 Notes and 2025 Notes.
The 2022 Notes and 2025 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The 2022 Notes and 2025 Notes are obligations exclusively of TriplePoint Venture Growth BDC Corp. and not of any of our subsidiaries. None of our current subsidiaries is a guarantor of the 2022 Notes or the 2025 Notes, and the 2022 Notes and the 2025 Notes are generally not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of other creditors of our subsidiaries, including claims under the Credit Facility, have priority over our equity interests in such subsidiaries (and therefore over the claims of our creditors, including holders of the 2022 Notes and the 2025 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims, including under the Credit Facility. Consequently, the 2022 Notes and the 2025 Notes, as well as any additional notes issued under the terms of the Note Purchase Agreement, are or will be structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, including under the Credit Facility or otherwise, all of which would be structurally senior to the 2022 Notes and the 2025 Notes.
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

A downgrade, suspension or withdrawal of the credit rating, if any, assigned by a rating agency to us or any of our outstanding unsecured notes, including the 2025 Notes, or change in the debt markets could cause the liquidity or market value of our securities to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the value and trading prices, if any, of our outstanding unsecured notes, including the 2025 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise any holders of our unsecured notes of any changes in our credit ratings, except as may be required under the terms of any applicable indenture or other governing document, including the Note Purchase Agreement. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our business or operations, so warrant. Any downgrades to us or our securities could increase our cost of capital or otherwise have a negative effect on our results of operations and financial condition. In this regard, the fixed rate of the 2025 Notes and any additional notes that may be issued under the Note Purchase Agreement is subject to a 1.00% increase in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, which risk is increased as a result of the impact of the COVID-19 pandemic. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices and value of our unsecured notes.
General Risk Factors
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
The Chinese capital markets have experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions, the potential trade war with China and the impact of public health epidemics may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.
In addition, there will likely continue to be considerable uncertainty as to the United Kingdom's post-transition and post-withdrawal framework following its agreement to leave the European Union (the “Brexit”), in particular as to the arrangements which will apply to its relationships with the European Union and with other countries. The new Trade and Cooperation Agreement reached between the European Union and United Kingdom in late 2020 is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China could cause interest rates to be volatile, which may negatively impact our ability to access the debt and equity capital markets on favorable terms and could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions, including future recessions, also could increase our funding costs or result in a decision by lenders not to extend credit to us.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the Credit Facility, the 2022 Notes and the 2025 Notes, and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, the illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.

Events outside of our control, including relating to public health crises, could negatively affect our portfolio companies’ and our results of operations and financial condition, as well as the amount or frequency of our distributions to stockholders.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected, and could continue to adversely affect, operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being facing such persons. The pandemic is having, and any future continuation of the pandemic could have, an adverse impact on the markets and the economy in general.
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
The COVID-19 pandemic and the uncertainty regarding the extent and duration of its impact has had a material adverse impact on the venture capital fundraising environment, including with respect to the venture growth stage companies in which we invest. Our portfolio companies generally require additional equity financing every twelve to twenty-four months. Due to the effects of the COVID-19 pandemic, there is an increased risk that one or more of our venture growth stage portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, which risk may be amplified with respect to portfolio companies that have already taken steps to reduce or modify business operations or are operating in industries that are, or are perceived to be, more adversely affected by the COVID-19 pandemic. Such events would likely have a negative impact our investment returns, the fair value of our investment and our ability to restructure such investment on favorable terms if such portfolio company’s cash flow from operating activities is insufficient during the COVID-19 pandemic to satisfy its continuing growth, working capital and other requirements or if such portfolio company is otherwise unable to access the benefits of one of the U.S. federal government stimulus programs that may be made available or meet the performance requirements necessary to forgive all or a portion of any loans made to it thereunder, as applicable. In addition, as a result of the financial stress caused by the effects of the COVID-19 pandemic, other investors in our portfolio companies may be unable to, or may choose not to, fulfill their ongoing funding obligations with respect to certain of our portfolio companies, may be unable to continue supporting the ongoing operations of our portfolio companies operationally and/or financially, or may seek to restructure or otherwise modify their existing investments in our portfolio companies in a manner that is detrimental to our investment, which could have a material adverse impact on our financing arrangement with the portfolio company and on our results of operations and financial condition. In addition, we intend to use cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility, our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows and prepayments, and any proceeds from equity or debt offerings, to fund our outstanding unfunded obligations. Depending on the severity and duration of the impact of the COVID-19 pandemic on our results of operations and financial condition, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due, which could harm the reputation of the Company and TPC among its select group of venture capital investors and in the venture capital market generally. Any such occurrence could decrease our deal flow and the outlook of our investments, resulting in a material adverse effect on our financial condition, results of operations and cash flows.
Developments related to the COVID-19 pandemic have already contributed to a decrease in the fair value of certain of our portfolio investments as of December 31, 2020, and there may be further decreases in the fair value of our portfolio investments going forward. In addition, the COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have a material adverse effect on our investment income received from portfolio investments, particularly our interest income. We may need to modify our investments in some portfolio companies as a result of the adverse effects of the COVID-19 pandemic, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. If an investment included in the borrowing base for the Credit Facility is downgraded to “Red (5)” on our credit watch list (as discussed under “Portfolio Composition, Investment Activity and Asset Quality - Asset Quality” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Annual Report on Form 10-K), or if we materially modify the terms of such an investment, then the borrowing base under the Credit Facility will generally be reduced to the extent of the fair value of such investment, which may have a material adverse effect on our results of operations, financial condition and available liquidity. Any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing existing borrowings under the Credit Facility, the 2022 Notes and the 2025 Notes and distribution payments to stockholders.
Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a sustained period of world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders, including existing lenders, not to extend credit to us or renew or expand existing credit facilities. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
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
There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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

		Closing Sales Price(2)		Premium/(Discount) of High Sales Price to NAV(3)	Premium/(Discount) of Low Sales Price to NAV(3)	Declared Distributions
Period	NAV(1)	High	Low
First Quarter of 2021 (through March 2, 2021)	*	$14.73	$12.83	*	*	$0.36
Fourth Quarter of 2020	$12.97	$13.56	$10.49	4.5%	(19.1)%	$0.46	(4)
Third Quarter of 2020	$13.28	$12.48	$9.58	(6.0)%	(27.9)%	$0.36
Second Quarter of 2020	$13.17	$11.55	$4.69	(12.3)%	(64.4)%	$0.36
First Quarter of 2020	$12.85	$14.42	$2.90	12.2%	(77.4)%	$0.36
Fourth Quarter of 2019	$13.34	$16.98	$13.92	27.3%	4.3%	$0.36
Third Quarter of 2019	$13.47	$17.04	$14.33	26.5%	6.4%	$0.36
Second Quarter of 2019	$14.19	$14.50	$13.31	2.2%	(6.2)%	$0.36
First Quarter of 2019	$13.59	$13.76	$11.12	1.3%	(18.2)%	$0.36
_______________
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Closing sales price as provided by the NYSE.
(3)Calculated as of the respective high or low closing sales price divided by the quarter end NAV and subtracting 1.
(4)Includes a $0.10 per share special distribution.
*    Not determinable at the time of filing.
On March 2, 2021, the reported closing sales price of our common stock was $14.52 per share. As of March 2, 2021, we had 20 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.
Distributions
It is our intention to distribute all or substantially all of our taxable income earned over the course of the year. However, we may choose not to distribute all of our taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years. During the year ended December 31, 2020, we recorded $478,000 for U.S. federal excise tax in our consolidated statements of operations. For the year ended December 31, 2020, total distributions of $1.54 per share were declared and paid, which includes a $0.10 per share special distribution paid on January 13, 2021. On February 24, 2021, our Board declared a first quarter 2021 dividend of $0.36 per share payable on March 31, 2021, to stockholders of record on March 15, 2021. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. While such return of capital distributions are not taxable, because they are a return of the stockholder’s investment, net of fund expenses, they reduce a stockholder’s basis in his, her, or its shares of common stock, which may result in the stockholder recognizing more taxable capital gains, or a lower capital loss, when the shares of common stock are eventually sold.
We estimate the source of our distributions as required by Section 19(a) of the 1940 Act to determine whether payment of dividends are expected to be paid from any other source other than net investment income accrued for current period or certain cumulative periods, but we will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, we post a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and our website, as well as send our registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.

We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2020, 2019 and 2018, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock from March 6, 2014 (the first day of trading following our initial public offering) to December 31, 2020, with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 6, 2014, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph also assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year, prior to any tax effect. The stock price performance included in this graph is based on historical data and is not necessarily indicative of future stock performance.
COMPARISON OF CUMULATIVE TOTAL RETURNS
For the Period from March 5, 2014 (TPVG’s IPO) to December 31, 2020

Our IPO was priced at $15.00 per share and the chart is based on what our stock price was at the end of the first trading day, which was $15.65 per share.
Sales of Unregistered Securities
During the year ended December 31, 2020, we issued a total of 198,053 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The cash paid for shares of common stock issued under our dividend reinvestment plan during the year ended December 31, 2020 was $1.8 million.
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the fiscal year ended December 31, 2020.
Item 6.    Selected Financial Data
The following selected financial and other data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively, has been derived from our audited financial statements. This data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Historical data is not necessarily indicative of results to be expected for any future period.

	For the Year Ended December 31, or as of December 31,
Selected Consolidated Financial Data (in thousands, except per share data)	2020	2019	2018	2017	2016
Statement of Operations Data:
Total investment and other income	$91,184	$73,387	$64,648	$51,510	$43,635
Base management fee	12,424	8,569	6,868	6,268	5,525
Income and capital gains incentive fee	8,717	8,117	8,747	5,614	2,775
Interest expense and amortization of fees	15,494	12,405	9,080	9,061	7,859
All other operating expenses	6,695	6,043	4,964	4,301	4,465
Net investment income	47,854	38,253	34,989	26,266	23,011
Net realized gains (losses)	8,550	(621)	1,668	(1,276)	(20,718)
Net change in unrealized gains (losses) on investments	(21,097)	(5,874)	(95)	(5,763)	8,833
Net increase in net assets resulting from operations	$35,307	$31,758	$36,562	$19,227	$11,126
Share Data:
Net investment income per share	$1.57	$1.54	$1.71	$1.61	$1.42
Net realized gains (losses) per share	$0.28	$(0.02)	$0.08	$(0.01)	$(1.28)
Net change in unrealized gains (losses) per share	$(0.69)	$(0.24)	$(0.01)	$(0.35)	$0.55
Net realized (loss) on extinguishment of debt per share	$—	$—	$—	$0.07	$—
Net increase in net assets per share	$1.16	$1.28	$1.78	$1.18	$0.69
Distributions per share	$1.54	$1.44	$1.54	$1.44	$1.44
Basic and diluted weighted average shares of common stock outstanding	30,566	24,844	20,488	16,324	16,160
Common stock outstanding at period end	30,871	24,923	24,780	17,730	15,981
Balance Sheet Data at Period End:
Investments at fair value	$633,779	$653,129	$433,417	$372,103	$374,311
Short-term investments at fair value	—	—	19,999	124,909	39,990
Cash, cash equivalents and restricted cash	44,677	26,441	9,949	10,006	15,478
Other assets	5,053	4,578	3,689	3,266	4,443
Total assets	683,509	684,148	467,054	510,284	434,222
Revolving Credit Facility	118,000	262,300	23,000	67,000	115,000
2020 Notes, net	—	—	—	—	53,288
2022 Notes, net	73,964	73,454	72,943	72,433	—
2025 Notes, net	69,148	—	—	—	—
Payable for U.S. Treasury bill assets	—	—	19,999	124,909	39,990
Other liabilities	21,962	15,888	16,581	10,997	10,081
Total liabilities	283,074	89,342	109,523	208,339	103,359
Net assets	$400,435	$172,958	$(86,523)	$(141,339)	$11,641
Other Data:
Number of portfolio companies	69	68	57	42	33
Weighted average portfolio yield on total debt investments during period(1)	13.8%	15.0%	17.1%	16.4%	14.4%
_______________
(1)The weighted average portfolio yields on total debt investments reflected above do not represent actual investment returns to our stockholders.

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
This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K include statements as to:
•our and our portfolio companies’ future operating results and financial condition, including the ability of us and our portfolio companies to achieve our respective objectives;
•our business prospects and the prospects of our portfolio companies;
•our relationships with third parties, including but not limited to lenders and venture capital investors, including other investors in our portfolio companies;
•the impact and timing of our unfunded commitments;
•the expected market for venture capital investments;
•the performance of our existing portfolio and other investments we may make in the future;
•the impact of investments that we expect to make;
•actual and potential conflicts of interest with TPC, the Adviser and its senior investment team and Investment Committee;
•our contractual arrangements and relationships with third parties;
•the dependence of our future success on the U.S. and global economies, including with respect to the industries in which we invest;
•our expected financings and investments;
•the ability of our Adviser to attract, retain and have access to highly talented professionals, including our Adviser’s senior management team;
•our ability to qualify and maintain our qualification as a RIC and as a BDC;
•the adequacy of our available liquidity, cash resources and working capital and compliance with covenants under our borrowing arrangements; and
•the timing of cash flows, if any, from the operations of our portfolio companies.
These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the COVID-19 pandemic;
•the length and duration of the COVID-19 outbreak in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery, including with respect to the impact of travel restrictions and other isolation and quarantine measures on the ability of the Adviser’s investment professionals to conduct in-person diligence on, and otherwise monitor, existing and future investments;
•an economic downturn and the time period required for robust economic recovery therefrom, including the current economic downturn as a result of the impact of the COVID-19 pandemic, which has already generally had a material impact on our portfolio companies’ results of operations and financial condition and will likely continue to have a material impact on our portfolio companies’ results of operations and financial condition, for its duration, which could lead to the loss of some or all of our investments in such portfolio companies and have a material adverse effect on our results of operations and financial condition;
•a contraction of available credit, an inability or unwillingness of our lenders to fund their commitments to us and/or an inability to access capital markets or additional sources of liquidity, including as a result of the impact and duration of the COVID-19 pandemic, could have a material adverse effect on our results of operations and financial condition and impair our lending and investment activities;

•interest rate volatility could adversely affect our results, particularly given that we use leverage as part of our investment strategy;
•currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•risks associated with possible disruption in our or our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•the risks, uncertainties and other factors we identify in “Risk Factors” in this Annual Report on Form 10-K under Part I, Item 1A, and in our other filings with the SEC that we make from time to time.
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
COVID-19 Developments
The COVID-19 pandemic, and the related effect on the U.S. and global economies, including the recent economic downturn and the uncertainty associated with the timing and likelihood of economic recovery, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of the Adviser.
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

In part due to these COVID-19-related developments, the fair value of certain of our portfolio investments as of December 31, 2020 and our expected recoveries for certain investments have decreased as compared to their fair value and expected recoveries as of December 31, 2019, and there may be further decreases in the fair values of our portfolio investments going forward. As of December 31, 2020, we had two portfolio companies in which our investments were on non‑accrual status, with an aggregate cost and fair value of $61.8 million and $36.4 million, respectively. The various effects of the COVID-19 pandemic, including those discussed above, increase the risk that we will place additional investments on non-accrual status in the future.
As of December 31, 2020, we are permitted under the 1940 Act, as a BDC, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. In addition, the indenture governing the 2022 Notes contains certain covenants, including covenants (i) requiring our compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act (after giving effect to any exemptive relief granted to us by the SEC); and (ii) if our asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on our common stock (except to the extent necessary for us to maintain our treatment as a RIC under Subchapter M of the Code), or purchasing any of our common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, we are in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to us by the SEC). The Credit Facility also includes certain covenants, including without limitation, a covenant requiring 150% asset coverage in accordance with the 1940 Act, and the Note Purchase Agreement governing the 2025 Notes contains certain covenants, including without limitation, a minimum asset coverage ratio of 150%, a minimum interest coverage ratio of 125%, and a minimum stockholders’ equity threshold. Moreover, the fixed rate of the 2025 Notes is subject to a 1.00% increase in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, which risk is increased as a result of the impact of the COVID-19 pandemic. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility, the 2022 Notes, and the 2025 Notes.
As discussed below under “Results of Operations,” our net asset value per share as of December 31, 2020 decreased moderately as compared to our net asset value per share as of December 31, 2019. Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, under the indenture governing the 2022 Notes, and under the Note Purchase Agreement governing the 2025 Notes, or otherwise triggering an event of default under the relevant borrowing arrangement. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Annual Report on Form 10-K under Part I, Item 1A for more information. As of December 31, 2020, we were in compliance with the asset coverage requirements under the 1940 Act, and we were not in breach of any covenants under the Credit Facility, under the indenture governing the 2022 Notes, or under the Note Purchase Agreement governing the 2025 Notes. We do not expect to breach any of these covenants in the near term assuming that conditions do not materially deteriorate further or for a prolonged period of time.
We will continue to monitor the evolving situation relating to the COVID-19 pandemic and related guidance from U.S. and international authorities, including federal, state and local public health authorities. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. However, it could have a material adverse impact for a prolonged period of time on our future net investment income, particularly with respect to our interest income, the fair value of our portfolio investments, and the results of operations and financial condition of us and our portfolio companies. See “Risk Factors” in this Annual Report on Form 10-K under Part I, Item 1A, and in our other filings with the SEC that we make from time to time, for more information.
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
As of December 31, 2020, we had 195 investments in 69 companies. Our investments included 94 debt investments, 75 warrant investments, and 26 direct equity and related investments. As of December 31, 2020, the aggregate cost and fair value of these investments were $662.4 million and $633.8 million, respectively. As of December 31, 2020, one of our portfolio companies was publicly traded. As of December 31, 2020, the 94 debt investments had an aggregate fair value of $583.3 million and a weighted average loan to enterprise value ratio at the time of underwriting of 8.9%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.

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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of December 31, 2020 and 2019:

	December 31, 2020
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$613,345	$583,335	$(30,010)	94	33
Warrant investments	20,525	24,231	3,706	75	64
Equity investments	28,553	26,213	(2,340)	26	24
Total Investments in Portfolio Companies	$662,423	$633,779	$(28,644)	195	69	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2019
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$630,724	$604,518	$(26,206)	102	38
Warrant investments	18,150	22,090	3,940	64	58
Equity investments	11,801	26,521	14,720	21	20
Total Investments in Portfolio Companies	$660,675	$653,129	$(7,546)	187	68	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2020 and 2019:

	December 31, 2020
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$74,623	11.8%
E-Commerce - Clothing and Accessories	54,678	8.6
Healthcare Technology Systems	42,120	6.6
Consumer Products and Services	40,730	6.4
Network Systems Management Software	39,859	6.3
Financial Institution and Services	39,037	6.2
Entertainment	38,636	6.1
Consumer Non-Durables	33,384	5.3
Security Services	30,459	4.8
Household & Office Goods	30,447	4.8
Social/Platform Software	30,412	4.8
Travel & Leisure	30,028	4.7
Shopping Facilitators	24,833	3.9
Real Estate Services	23,887	3.8
Other Financial Services	19,198	3.0
Food & Drug	15,720	2.5
Multimedia and Design Software	15,082	2.4
Buildings and Property	15,000	2.4
E-Commerce - Personal Goods	13,892	2.2
Commercial Services	10,181	1.6
Consumer Finance	6,150	1.0
Communications Software	2,000	0.3
Consumer Retail	1,346	0.2
General Media and Content	1,092	0.2
Educational/Training Software	441	0.1
Conferencing Equipment / Services	205	*
Business to Business Marketplace	200	*
Building Materials/Construction Machinery	71	*
Transportation	55	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	—
Total portfolio company investments	$633,779	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.

	December 31, 2019
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$74,937	11.5%
Consumer Products and Services	50,664	7.8
Financial Institution and Services	47,042	7.2
Security Services	45,252	6.9
E-Commerce - Clothing and Accessories	42,539	6.5
Business to Business Marketplace	38,504	5.9
Entertainment	34,346	5.3
Network Systems Management Software	34,188	5.2
Household & Office Goods	32,298	4.9
Buildings and Property	30,459	4.7
Social / Platform Software	30,248	4.6
Real Estate Services	23,076	3.5
Healthcare Technology Systems	21,410	3.3
Other Financial Services	20,344	3.1
Travel & Leisure	20,311	3.1
Shopping Facilitators	15,745	2.4
E-Commerce - Personal Goods	15,300	2.3
Database Software	14,891	2.3
Food & Drug	12,687	1.9
Consumer Non-Durables	10,626	1.6
Consumer Retail	10,158	1.6
Commercial Services	9,998	1.5
Human Resources/Recruitment	9,975	1.5
Communications Software	2,000	0.3
Biofuels / Biomass	1,797	0.3
Restaurant / Food Service	1,593	0.2
General Media and Content	1,073	0.2
Building Materials / Construction Machinery	500	0.1
Educational / Training Software	434	0.1
Conferencing Equipment / Services	205	*
Transportation	193	*
Wireless Communications Equipment	188	*
Advertising / Marketing	148	*
Medical Software and Information Services	—	—
Total portfolio company investments	$653,129	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.
The following table shows the financing product type of our debt investments as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$574,414	98.4%	$599,030	99.1%
Revolver loans	8,627	1.5	5,488	0.9
Convertible notes	294	0.1	—	—
Total debt investments	$583,335	100.0%	$604,518	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 30.6% and 31.0% of our debt investments at fair value as of December 31, 2020 and 2019, respectively.

Investment Activity
During the year ended December 31, 2020, we entered into commitments with 11 new portfolio companies and 12 existing portfolio companies totaling $276.7 million, funded 42 debt investments for $204.6 million in principal value, acquired warrant investments representing $3.8 million of value, and made equity investments of $2.3 million and sold equity in two portfolio companies for $29.9 million.
During the year ended December 31, 2019, we entered into commitments with 18 new portfolio companies and 11 existing portfolio companies totaling $507.4 million, funded 72 debt investments for $418.1 million in principal value, acquired warrant investments representing $6.6 million of value, made equity investments of $3.3 million and sold equity in one portfolio company for $1.4 million.
During the year ended December 31, 2020, we received $138.1 million of principal prepayments, $17.0 million of early repayments, and $48.3 million of scheduled principal amortization.
During the year ended December 31, 2019, we received $164.1 million of debt prepayments and $37.5 million of scheduled amortization and repayments.
The following table shows the total portfolio investment activity for the years ended December 31, 2020 and 2019 was as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019
Beginning portfolio at fair value	$653,129	$433,417
New debt investments, net(1)	200,068	407,582
Scheduled principal amortization	(48,262)	(37,490)
Principal prepayments and early repayments	(155,116)	(164,118)
Accretion of debt investment fees	14,795	9,502
Payment-in-kind coupon	8,139	2,477
New warrant investments	3,757	6,585
New equity investments	2,315	3,342
Proceeds from dispositions of investments	(32,926)	(1,673)
Net realized gains (losses) on investments	8,978	(621)
Net unrealized gains (losses) on investments	(21,098)	(5,874)
Ending portfolio at fair value	$633,779	$653,129
_______________
(1)Debt balance is net of fees and discounts applied to the loan at origination.
As of December 31, 2020, our unfunded commitments to 16 companies totaled $132.3 million. During the year ended December 31, 2020, $160.7 million in unfunded commitments expired or were terminated.
As of December 31, 2019, our unfunded commitments to 15 companies totaled $226.1 million. During the year ended December 31, 2020, $167.1 million in unfunded commitments expired or were terminated.
The following table shows additional information on our unfunded commitments regarding milestones, expirations, and types of loans as of December 31, 2020 and 2019:

Unfunded Commitments(1) (in thousands)	December 31, 2020	December 31, 2019
Dependent on milestones	$17,500	$59,333
Expiring during:
2020	$—	$188,083
2021	122,250	38,000
2022	7,000	—
2024	3,000	—
Total	$132,250	$226,083
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of December 31, 2020 and 2019, the fair value for these unfunded commitments totaled $1.7 million and $2.2 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.

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
The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the years ended December 31, 2020 and 2019:

Commitments and Fundings (in thousands)	For the Year Ended December 31,
	2020	2019
Debt Commitments
New portfolio companies	$134,500	$362,000
Existing portfolio companies	142,181	145,419
Total(1)	$276,681	$507,419

Funded Debt Investments	$204,626	$418,093

Equity Investments	$2,315	$3,343

Non-Binding Term Sheets	$490,256	$869,131
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2020 and 2019, this backlog of potential future commitments totaled $20.8 million and $15.5 million, respectively.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$74,276	12.7%	5	$121,866	20.2%	8
White (2)	413,193	70.8	24	425,016	70.3	23
Yellow (3)	59,489	10.2	2	31,103	5.1	3
Orange (4)	21,377	3.7	1	22,956	3.8	1
Red (5)	15,000	2.6	1	3,577	0.6	3
	$583,335	100.0%	33	$604,518	100.0%	38

As of December 31, 2020, the weighted average investment ranking of our debt investment portfolio was 2.13. During the year ended December 31, 2020, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $25.0 million was upgraded from White (2) to Clear (1); one portfolio company with a principal balance of $16.4 million was upgraded from Yellow (3) to White (2); two portfolio companies with an aggregate principal balance of $61.2 million were downgraded from White (2) to Yellow (3); one portfolio company with a principal balance of $29.5 million was downgraded from White (2) to Red (5); and three portfolio companies with an aggregate principal balance of $21.2 million were removed from Red (5) and from our investment portfolio as a result of the finalization of asset sales.
As of December 31, 2019, the weighted average investment ranking of our debt investment portfolio was 1.94. During the year ended December 31, 2019, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: three portfolio companies with an aggregate principal balance of $24.7 million were upgraded from White (2) to Clear (1); one portfolio company with a principal balance of $10.4 million was upgraded from Orange (4) to Yellow (3); one portfolio company with a principal balance of $5.7 million was downgraded from Clear (1) to White (2); one portfolio company with a principal balance of $10.0 million was downgraded from White (2) to Yellow (3); one portfolio company with a principal balance of $20.0 million was downgraded from Yellow (3) to Orange (4); and two portfolio companies with an aggregate principal balance of $19.9 million were downgraded from Yellow (3) to Red (5).
Results of Operations
Set forth below is a comparison of the results of operations for the years ended December 31, 2020 and 2019. The comparison of the fiscal years ended December 31, 2019 and 2018 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2019, which is incorporated herein by reference.
Comparison of operating results for the years ended December 31, 2020 and 2019
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the year ended December 31, 2020, our net increase in net assets resulting from operations was $35.3 million, which was comprised of $47.9 million of net investment income and $12.5 million of net realized and unrealized losses. On a per share basis for the year ended December 31, 2020, net investment income was $1.57 per share and the net increase in net assets from operations was $1.16 per share.
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
Investment Income
For the year ended December 31, 2020, total investment income was $91.2 million as compared to $73.4 million for the year ended December 31, 2019. The increase in total investment income for the year ended December 31, 2020, compared to 2019, is primarily due to higher weighted average principal outstanding on our income-bearing debt investment portfolio, partially offset by a lower effective yield due to lower prepayment activity and a decrease in the Prime Rate.
For the year ended December 31, 2020, we recognized $2.6 million in other income consisting of $1.4 million from the termination or expiration of unfunded commitments, and $1.2 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity. For the year ended December 31, 2019, we recognized $2.9 million in other income consisting of $1.7 million from the termination or expiration of unfunded commitments, and $1.2 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity.
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
For the year ended December 31, 2020, total operating expenses were $43.3 million as compared to $35.1 million for the year ended December 31, 2019.

Base management fees totaled $12.4 million and $8.6 million for the years ended December 31, 2020 and 2019, respectively. Base management fees for the year ended December 31, 2020, as compared to December 31, 2019, increased primarily due to an increase in the average size of our portfolio between periods.
Income incentive fees totaled $8.7 million and $8.1 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, our income incentive fee was reduced by $2.6 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of $2.6 million in net investment income. For the year ended December 31, 2019, our income incentive fee was reduced by $1.2 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of approximately $1.2 million in net investment income.
There was no capital gains incentive fee expense calculated for the years ended December 31, 2020 and 2019.
For the years ended December 31, 2020 and 2019, interest and fees on our borrowings totaled $15.5 million and $12.4 million, respectively. Interest and fee expenses for the year ended December 31, 2020, as compared to December 31, 2019, increased due to the issuance of the 2025 Notes, as well as a higher weighted-average outstanding principal balance on our Credit Facility, partially offset by a decrease in interest rates on borrowings under the Credit Facility.
Administration agreement and general and administrative expenses totaled $6.7 million and $6.0 million for the years ended December 31, 2020 and 2019, respectively. The increase for the year ended December 31, 2020, as compared to December 31, 2019, was primarily due to increased use of professional services and a higher overhead allocation between the periods, partially offset by lower third-party expenses as a result of internalization of third-party services by the Administrator.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in net realized gains (losses) on investments in the consolidated statements of operations.
During the year ended December 31, 2020, we recognized net realized gains of $8.6 million from the sale of investments, consisting of $28.8 million of realized gains from the sale of publicly traded shares held in CrowdStrike, Inc. and Medallia, Inc., and $0.8 million of realized gains from the sale of warrants in Freshly Inc., offset by $20.1 million of realized losses from the finalization of asset sales and removal from our investment portfolio of three obligors, Cambridge Broadband Network Limited, Harvest Power, Inc., and Munchery, Inc., which were rated Red (5) on our credit watch list, and $0.9 million of other net realized losses.
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
Net change in unrealized losses during the year ended December 31, 2020 was $21.1 million, resulting primarily from the reversal and recognition of $14.3 million of previously recorded unrealized gains associated with the shares of CrowdStrike, Inc. and Medallia, Inc. that we sold during the year, as well as net unrealized losses on our investment portfolio during the year resulting from fair value adjustments, partially offset by the reversal and recognition of $19.4 million of previously recorded unrealized losses associated with three obligors rated Red (5) on our credit watch list.
Net change in unrealized losses during the year ended December 31, 2019 was $5.9 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized gains of $1.9 million into income or realized gains, and $4.0 million of net unrealized losses on our investment portfolio related to mark to market activity.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the years ended December 31, 2020 and 2019, interest income totaled $88.6 million and $70.5 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 13.8% and 15.0%, respectively.
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
The yield on our total debt portfolio, excluding the impact of prepayments, was 12.5% and 13.1% for the years ended December 31, 2020 and 2019, respectively.

The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Year Ended December 31,
	2020	2019
Weighted average annualized portfolio yield on total debt investments(2)	13.8%	15.0%
Coupon income	9.8%	10.1%
Accretion of discount	1.0%	1.1%
Accretion of end-of-term payments	1.7%	1.9%
Impact of prepayments during the period	1.3%	1.9%

Prime Rate at end of period(3)	3.25%	4.75%
_____________
(1)The yields for periods shown are the annualized rates of interest income or the components of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period.
(2)The weighted average portfolio yields on total debt investments reflected above do not represent actual investment returns to our stockholders.
(3)Included as a reference point for coupon income and weighted average portfolio yield.
Our weighted average annualized portfolio yield on debt investments may be higher than an investor’s yield on an investment in shares of our common stock. Our weighted average annualized portfolio yield on debt investments does not reflect operating expenses that may be incurred by us and, thus, by our stockholders. In addition, our weighted average annualized portfolio yield on debt investments and total return figures disclosed in this Annual Report on Form 10-K do not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of our common stock. Our weighted average annualized portfolio yield on debt investments and total return figures do not represent actual investment returns to stockholders. Our weighted average annualized portfolio yield on debt investments and total return figures are subject to change and, in the future, may be greater or less than the rates in this Annual Report on Form 10-K. Total return based on NAV is the change in ending NAV per share plus distributions per share paid during the period assuming participation in our dividend reinvestment plan divided by the beginning NAV per share for such period. Total return based on stock price is the change in the ending stock price of our common stock plus distributions paid during the period assuming participation in our dividend reinvestment plan divided by the beginning stock price of our common stock for such period. The total return is for the period shown and is not annualized.
For the year ended December 31, 2020, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 14.2% and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 7.7%. For the year ended December 31, 2019, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 9.5% and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 44.7%.
The table below shows our return on average total assets and return on average NAV for the years ended December 31, 2020 and 2019:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Year Ended December 31,
	2020	2019
Net investment income	$47,854	$38,253
Net increase (decrease) in net assets	$35,307	$31,758

Average net asset value(1)	$408,182	$343,919
Average total assets(1)	$706,019	$542,497

Net investment income to average net asset value	11.7%	11.1%
Net increase (decrease) in net assets to average net asset value	8.6%	9.2%

Net investment income to average total assets	6.8%	7.1%
Net increase (decrease) in net assets to average total assets	5.0%	5.9%
_______________
(1)The average net asset values and the average total assets are computed based on daily balances.
Critical Accounting Policies
The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We consider valuation of investments and unrealized gains or losses to be our critical accounting policies and estimates.
These critical accounting policies and estimates, and any changes thereto, are discussed under “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to consolidated financial statements included in this Annual Report on Form 10-K.
Liquidity and Capital Resources
Set forth below is a discussion of our liquidity and capital resources as of and for the years ended December 31, 2020 and 2019. A discussion of our liquidity and capital resources as of and for the year ended December 31, 2018 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2019, which is incorporated herein by reference.
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows, prepayments, and the ability to liquidate publicly traded investments, will be adequate to meet our cash needs for our daily operations. This “Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Cash Flows
During the year ended December 31, 2020, net cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $60.6 million, and net cash used in financing activities was $42.3 million due to net repayments under the Credit Facility of $144.3 million, $42.5 million in distributions paid, and $2.8 million of deferred Credit Facility costs, partially offset by net proceeds received from our January 2020 public follow-on offering of common stock and the issuance of the 2025 Notes in March 2020. As of December 31, 2020, cash, including restricted cash, was $44.7 million.
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
Credit Facility
As of December 31, 2020, we had $325 million in total commitments available under the Credit Facility (see “Recent Developments” below for information regarding the increase in commitments under the Credit Facility subsequent to year-end), subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on November 30, 2022, and the maturity date of the Credit Facility is May 31, 2024 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of December 31, 2020 and 2019, we had outstanding borrowings of $118.0 million and $262.3 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $3.2 million and $1.6 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $207.0 million and $37.7 million of remaining capacity on our Credit Facility as of December 31, 2020 and 2019, respectively.

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
As of December 31, 2020 and 2019, we have recorded in the consolidated statements of assets and liabilities our liability for the 2022 Notes, net of deferred issuance costs, of $74.0 million and $73.5 million, respectively. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2022 Notes.
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
As of December 31, 2020, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.1 million. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2025 Notes.
Adviser Revolver
On May 6, 2020, we entered into an unsecured revolving loan agreement (the “Adviser Revolver”) with the Adviser, which had a maximum credit limit of $50.0 million. The Adviser Revolver expired on December 31, 2020 without us having drawn or otherwise borrowed any amounts thereunder.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2020, our asset coverage for borrowed amounts was 252%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of December 31, 2020:

Payments Due By Period (in thousands)	December 31, 2020
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$118,000	$—	$—	$118,000	$—
2022 Notes	74,750	—	74,750	—	—
2025 Notes	70,000	—	—	70,000	—
Total	$262,750	$—	$74,750	$188,000	$—

Senior Securities
    Information about our senior securities is shown in the following table as of each of the years ended December 31, 2020, 2019, 2018, 2017, 2016, 2015 and 2014. The report of Deloitte & Touche, LLP, an independent registered public accounting firm, on the Senior Securities table as of December 31, 2020, is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility
As of December 31, 2020	$118,000	$5.62	—	N/A
As of December 31, 2019	$262,300	$2.55	—	N/A
As of December 31, 2018	$23,000	$18.79	—	N/A
As of December 31, 2017	$67,000	$5.62	—	N/A
As of December 31, 2016	$115,000	$3.34	—	N/A
As of December 31, 2015	$18,000	$16.81	—	N/A
As of December 31, 2014	$118,000	$2.23	—	N/A
6.75% Notes due 2020
As of December 31, 2020	$—	$—	—	N/A
As of December 31, 2019	$—	$—	—	N/A
As of December 31, 2018	$—	$—	—	N/A
As of December 31, 2017	$—	$—	—	N/A
As of December 31, 2016(5)	$54,625	$7.03	—	$25.25
As of December 31, 2015(5)	$54,625	$5.54	—	$25.13
5.75% Notes due 2022
As of December 31, 2020(5)	$74,750	$8.87	—	$24.37
As of December 31, 2019(5)	$74,750	$8.96	—	$25.60
As of December 31, 2018(5)	$74,750	$5.78	—	$25.24
As of December 31, 2017(5)	$74,750	$5.04	—	$25.46
4.50% Notes due 2025
As of December 31, 2020(5)	$70,000	$9.47	—	N/A
Total Senior Securities
As of December 31, 2020	$262,750	$2.52	—	N/A
As of December 31, 2019	$337,050	$1.99	—	N/A
As of December 31, 2018	$97,750	$4.42	—	N/A
As of December 31, 2017	$141,750	$2.66	—	N/A
As of December 31, 2016	$169,625	$2.26	—	N/A
As of December 31, 2015	$72,625	$4.17	—	N/A
As of December 31, 2014	$118,000	$2.23	—	N/A
_____________
(1)Total amount of senior securities outstanding at the end of the period presented (in thousands).
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities and indebtedness not represented by senior securities, in relation to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(3)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable for the Credit Facility and 2025 Notes as they are not registered for public trading. For the 6.75% Notes due 2020 (the “2020 Notes”), the amounts represent the average of the daily closing prices on the NYSE for the year ended December 31, 2016 and for the period from August 4, 2015 (date of issuance) through December 31, 2015. For the 2022 Notes, the amount represents the average of the daily closing prices on the NYSE for the years ended December 31, 2020, 2019, and 2018, and the period from July 14, 2017 (date of issuance) through December 31, 2017.
(5)The 2020 Notes, 2022 Notes and 2025 Notes are disclosed at the aggregate principal amount outstanding.

Off-Balance Sheet Arrangements
Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2020 and 2019, our unfunded commitments totaled $132.3 million and $226.1 million, respectively, of which $17.5 million and $59.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences material adverse events that affect the financial condition or business outlook for the portfolio company.
The following table shows our unfunded commitments by portfolio company as of December 31, 2020 and 2019:

Unfunded Commitments(1) (in thousands)	December 31, 2020	December 31, 2019
Farmer's Business Network, Inc.	$20,000	$—
Capsule Corp.	15,000	10,000
HomeLight, Inc.	14,000	—
Grove Collaborative, Inc.	11,000	21,750
OfferUp Inc.	10,000	20,000
Activehours, Inc.	9,000	—
Clutter, Inc.	9,000	—
Curology, Inc.	9,000	15,000
TFG Holding, Inc.	7,000	—
Imperfect Foods, Inc.	6,000	—
Dialpad, Inc.	5,000	—
Savage X, Inc.	4,000	—
Envoy, Inc.	4,000	—
Narvar, Inc.	3,750	—
Sonder USA, Inc.	3,000	8,333
Hello Digit, Inc.	2,500	—
Toast, Inc.	—	35,000
BlueVine Capital, Inc.	—	30,000
Hims, Inc.	—	25,000
Freshly Inc.	—	18,000
Transfix, Inc.	—	10,000
Moda Operandi, Inc.	—	10,000
Signifyd, Inc.	—	10,000
Nurx Inc.	—	5,000
OneSource Virtual, Inc.	—	5,000
Brooklinen, Inc.	—	3,000
Total	$132,250	$226,083
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
Distributions
We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2020, 2019 and 2018, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

To the extent our taxable earnings fall below the total amount of our distributions for the year, a portion of those distributions may be deemed a return of capital to our stockholders. Our Adviser monitors available taxable earnings, including net investment income and realized capital gains, to determine if a return of capital may occur for the year. We estimate the source of our distributions as required by Section 19(a) of the 1940 Act to determine whether payment of dividends are expected to be paid from any other source other than net investment income accrued for current period or certain cumulative periods, but we will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, we post a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and our website, as well as send our registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to December 31, 2020. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2019 and 2020, distributions represent ordinary income and long term capital gains. Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
Total cash distributions				$10.06
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.

(2)Represents a special distribution.
For the years ended December 31, 2020 and 2019, distributions paid were comprised of interest-sourced distributions (qualified interest income) in amounts equal to 93.5% and 98.8% of total distributions paid, respectively. As of December 31, 2020, we estimated that we had undistributed taxable earnings from net investment income and realized gains (or “Spillover Income”) of $16.2 million, or $0.53 per share.
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
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The standard is effective as of March 12, 2020 through December 31, 2022. The adoption of these rules did not have a material impact on the consolidated financial statements.
Recent Developments
Distribution
On February 24, 2021, the Board declared a $0.36 per share regular quarterly distribution, payable on March 31, 2021 to stockholders of record on March 15, 2021.
Recent Portfolio Activity
From January 1, 2021 through March 2, 2021, we closed $48.4 million of additional debt commitments and funded $42.9 million in new investments. TPC’s direct originations platform entered into $58.1 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From January 1, 2021 through March 2, 2021, we received $17.4 million of principal prepayments generating approximately $0.5 million of accelerated income.
On January 11, 2021, we sold our investments in portfolio company Knotel, Inc. (“Knotel”) to a third party for gross proceeds of approximately $15.0 million plus potential equity in its post-bankruptcy entity. On January 31, 2021, Knotel filed for Chapter 11 bankruptcy protection. The fair value of our investments in Knotel as of December 31, 2020 was $15.0 million, reflecting cash proceeds received in January 2021.
Amendment to the Credit Facility
On January 29, 2021, we amended the Credit Facility to increase the capacity of the Credit Facility to $350 million from $325 million and add a new lender. The $25 million increase in the capacity of the Credit Facility was made under the accordion feature in the Credit Facility.
Issuance of 4.50% Series 2021A Senior Notes Due 2026
On March 1, 2021, we issued $200,000,000 in aggregate principal amount of our 4.50% Series 2021A Senior Notes due 2026 (the “2026 Notes”). The 2026 Notes were issued in a private placement to certain qualified institutional investors, pursuant to the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes bear a fixed interest rate of 4.50% per year and will mature on March 1, 2026, unless redeemed, purchased or prepaid by us prior to such date in accordance with their terms. In the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
Interest on the 2026 Notes will be due semiannually on March 19 and September 19 each year, beginning on September 19, 2021. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us; provided, however, in the event that we create, incur, assume or permit to exist liens on or with respect to any of our property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes and the 2025 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. The other terms and conditions applicable to the 2026 Notes under the Note

Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes.
The 2026 Notes were offered in reliance on Section 4(a)(2) of Securities Act. The 2026 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
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
Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates, including LIBOR and the Prime Rate, to the extent that any debt investments include floating interest rates. Debt investments are made with either floating rates that are subject to contractual minimum interest rates for the term of the investment or fixed interest rates.
In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the Prime Rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. For example, the weighted-average annualized portfolio yield on our total debt investments decreased for the year ended December 31, 2020 as compared to the year ended December 31, 2019 in part due to a decrease in the Prime Rate between periods.
As of December 31, 2020, a majority of the debt investments (approximately 58.6% or $357.6 million in principal balance) in our portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility; however, our 2022 Notes bear interest at a fixed rate. In addition, our 2025 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs).
As of December 31, 2020, our floating rate borrowings totaled $118.0 million which comprised of 44.9% of our outstanding debt. Due to the fact that the majority of our floating rate debt investment portfolio is subject to interest-rate floors above the current Prime Rate, small interest rate increases would generally decrease our net investment income because our interest expense would increase without a corresponding increase the spread over LIBOR or the Prime Rate that we earn on any portfolio investments; however, a decrease in interest rates would generally increase our net investment income because our interest expense attributable to borrowings under the Credit Facility would decrease. This is illustrated in the following table which shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2020 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$4,774	$(3,231)	$1,543
Up 200 basis points	$1,473	$(2,051)	$(578)
Up 100 basis points	$624	$(871)	$(247)
Up 50 basis points	$312	$(281)	$31
Down 50 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—

This analysis is indicative of the potential impact on our investment income as of December 31, 2020, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2020, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
TriplePoint Venture Growth BDC Corp.
Menlo Park, California
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Venture Growth BDC Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, the consolidated financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the consolidated financial statements and consolidated financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value — Level 3 Investments Valuation — Refer to Note 2 and Note 4 to the financial statements
Critical Audit Matter Description
The Company held investments classified as Level 3 investments under Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820.” These investments include growth capital loans, revolving loans, and not publicly traded investments in venture growth stage companies. The valuation techniques which are used by management and approved by the valuation committee in estimating the fair value of these investments vary and certain significant inputs used were unobservable. Unobservable inputs are those for which market data are not available and that are developed using the most relevant information about the assumptions market participants would use when pricing an investment. The fair value of the Company’s Level 3 investments was $633,559 thousand as of December 31, 2020.
We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management and the valuation committee to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing audit procedures to audit management’s estimate of fair value of Level 3 investments.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:
•We evaluated the appropriateness of the valuation techniques used by management to estimate fair value and tested the related significant unobservable inputs by comparing these inputs to external sources. For a sample of Level 3 investments, we performed these procedures with the assistance of our fair value specialists.
•In instances where the selection of valuation techniques or significant unobservable inputs involves more subjective judgments and estimates, with the assistance of our fair value specialists, we developed an independent estimate of the fair value and compared our estimates to management’s estimates.
•We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.
/s/ Deloitte & Touche LLP
San Francisco, California
March 3, 2021
We have served as the Company’s auditor since 2013.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2020	December 31, 2019
Assets
Investments at fair value (amortized cost of $662,423 and $660,675, respectively)	$633,779	$653,129
Cash and cash equivalents	38,219	20,285
Restricted cash	6,458	6,156
Deferred credit facility costs	3,152	1,603
Prepaid expenses and other assets	1,901	2,975
Total assets	$683,509	$684,148

Liabilities
Revolving Credit Facility	$118,000	$262,300
2022 Notes, net	73,964	73,454
2025 Notes, net	69,148	—
Base management fee payable	3,067	2,462
Income incentive fee payable	2,782	1,362
Payable to directors and officers	—	86
Dividends payable	3,087	—
Other accrued expenses and liabilities	13,026	11,978
Total liabilities	$283,074	$351,642
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value	309	249
Paid-in capital in excess of par value	412,514	333,052
Total distributable earnings (loss)	(12,388)	(795)
Total net assets	$400,435	$332,506
Total liabilities and net assets	$683,509	$684,148

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	30,871	24,923
Net asset value per share	$12.97	$13.34

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2020	2019	2018
Investment income
Interest income from investments	$88,572	$70,524	$62,610
Other income
Expirations / terminations of unfunded commitments	1,404	1,710	540
Other fees	1,208	1,153	1,498
Total investment and other income	91,184	73,387	64,648

Operating expenses
Base management fee	12,424	8,569	6,868
Income incentive fee	8,717	8,117	8,747
Interest expense and amortization of fees	15,494	12,405	9,080
Administration agreement expenses	2,121	1,786	1,713
General and administrative expenses	4,574	4,257	3,251
Total operating expenses	43,330	35,134	29,659

Net investment income	47,854	38,253	34,989

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	8,550	(621)	1,668
Net change in unrealized gains (losses) on investments	(21,097)	(5,874)	(95)
Net realized and unrealized gains (losses)	(12,547)	(6,495)	1,573

Net increase in net assets resulting from operations	$35,307	$31,758	$36,562

Basic and diluted net investment income per share	$1.57	$1.54	$1.71
Basic and diluted net increase in net assets per share	$1.16	$1.28	$1.78
Basic and diluted weighted average shares of common stock outstanding	30,566	24,844	20,488

Basic and diluted regular distributions declared per share	$1.44	$1.44	$1.44
Basic and diluted special distributions declared per share	0.10	—	0.10
Total basic and diluted distributions declared per share	$1.54	$1.44	$1.54

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance at December 31, 2017	17,730	$177	$235,488	$(720)	$234,945
Net increase (decrease) in net assets resulting from operations	—	—	—	36,562	36,562
Issuance of common stock	6,925	70	94,542	—	94,612
Distributions reinvested in common stock	125	1	1,454	—	1,455
Distributions from distributable earnings	—	—	—	(33,043)	(33,043)
Tax reclassification	—	—	(155)	155	—
Balance at December 31, 2018	24,780	$248	$331,329	$2,954	$334,531
Net increase (decrease) in net assets resulting from operations	—	—	—	31,758	31,758
Issuance of common stock	—	—	—	—	—
Distributions reinvested in common stock	143	1	1,982	—	1,983
Distributions from distributable earnings	—	—	—	(35,766)	(35,766)
Tax reclassification	—	—	(259)	259	—
Balance at December 31, 2019	24,923	$249	$333,052	$(795)	$332,506
Net increase (decrease) in net assets resulting from operations	—	—	—	35,307	35,307
Issuance of common stock	5,750	58	78,178	—	78,236
Distributions reinvested in common stock	198	2	1,762	—	1,764
Distributions from distributable earnings	—	—	—	(47,378)	(47,378)
Tax reclassification	—	—	(478)	478	—
Balance at December 31, 2020	30,871	$309	$412,514	$(12,388)	$400,435

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$35,307	$31,758	$36,562
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments, net	(206,140)	(417,182)	(263,519)
Sales (purchase) of short-term investments, net	—	19,999	104,910
Principal payments and proceeds from investments	236,304	203,039	215,401
Payment-in-kind interest on investments	(8,139)	(2,477)	(2,808)
Net change in unrealized (gains) losses on investments	21,097	5,874	95
Net realized (gains) losses on investments	(8,550)	621	(1,668)
Amortization and accretion of premiums and discounts, net	(3,947)	(3,601)	3,449
(Accretion) reduction of end-of-term payments, net of prepayments	(11,274)	(5,901)	(12,895)
Amortization of debt fees and issuance costs	1,863	1,572	1,537
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	—	(19,999)	(104,910)
Prepaid expenses and other assets	1,074	(465)	495
Base management fee payable	605	737	262
Income incentive fee payable	1,420	(1,196)	1,464
Payable to directors and officers	(86)	22	(4)
Other accrued expenses and liabilities	1,048	(341)	3,808
Net cash (used in) provided by operating activities	60,582	(187,540)	(17,821)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	201,000	414,524	214,500
(Repayments) under revolving credit facility	(345,300)	(175,224)	(258,500)
Distributions paid	(42,528)	(33,783)	(31,588)
Deferred credit facility costs	(2,751)	(1,485)	(1,260)
Proceeds from issuance of 2025 Notes	68,997	—	—
Proceeds from issuance of common stock	78,236	—	94,612
Net cash provided by (used in) financing activities	(42,346)	204,032	17,764
Net change in cash, cash equivalents and restricted cash	18,236	16,492	(57)
Cash, cash equivalents and restricted cash at beginning of period	26,441	9,949	10,006
Cash, cash equivalents and restricted cash at end of period	$44,677	$26,441	$9,949

	For the Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$38,219	$20,285	$3,382
Restricted cash	6,458	6,156	6,567
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$44,677	$26,441	$9,949

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,736	$10,320	$7,491
Distributions reinvested	$1,763	$1,984	$1,456
Excise tax paid	$259	$155	$19
Offering costs yet to be paid	$—	$—	$20
Supplemental Non-cash Financing Activities:
Distributions declared and payable	$3,087	$—	$—

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Buildings and Property
Knotel, Inc.(7)	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	2/28/2019	$8,855	$9,195	$4,500	8/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	3/25/2019	5,903	6,113	3,000	9/30/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	4/18/2019	8,855	9,145	4,500	10/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	9/30/2019	5,903	6,006	3,000	3/31/2023
Total Buildings and Property - 3.75%*			29,516	30,459	15,000

Business Applications Software
Envoy, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)	5/22/2020	1,000	993	993	5/31/2023
Hi.Q, Inc.	Growth Capital Loan (11.00% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,196	13,196	6/30/2023
	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 1.00% EOT payment)(2)	12/31/2020	6,868	6,823	6,823	8/31/2025
			20,118	20,019	20,019
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	6/29/2018	6,302	6,600	6,622	6/30/2022
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	11/5/2019	4,881	4,911	4,941	11/30/2023
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	1/31/2020	3,000	3,017	3,037	1/31/2024
			14,183	14,528	14,600
Passport Labs, Inc.	Growth Capital Loan (9.75% interest rate, 5.25% EOT payment)	10/11/2018	19,000	19,175	18,975	8/31/2023
	Growth Capital Loan (10.25% interest rate, 5.25% EOT payment)	5/15/2019	6,000	5,998	5,925	3/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/15/2019	5,000	5,033	4,970	5/31/2024
			30,000	30,206	29,870
Quantcast Corporation	Growth Capital Loan (Prime + 6.25% interest rate, 10.50% floor, 6.00% EOT payment)	3/12/2018	2,063	2,919	2,921	3/31/2021
Total Business Applications Software - 17.08%*			67,364	68,665	68,403

Commercial Services
Transfix, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 2.00% EOT payment)	12/23/2019	10,000	9,993	9,993	12/31/2021
Total Commercial Services - 2.50%*			10,000	9,993	9,993

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)(2)	10/8/2020	6,000	5,891	5,891	10/31/2023
Total Consumer Finance - 1.47%*			6,000	5,891	5,891

Consumer Non-Durables
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)	9/30/2020	19,000	18,799	18,799	9/30/2024
Total Consumer Non-Durables - 4.69%*			19,000	18,799	18,799

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)(2)	12/23/2020	$3,000	$2,916	$2,916	12/31/2023
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 9.75% EOT payment)	2/26/2019	4,000	4,160	4,160	2/28/2022
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 9.75% EOT payment)	4/4/2019	6,000	6,202	6,202	4/30/2022
			10,000	10,362	10,362
Quip NYC, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	4/16/2019	10,000	10,178	10,232	4/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	6/26/2019	5,000	5,062	5,092	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	6/26/2019	5,000	5,062	5,092	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	9/26/2019	5,000	5,025	5,059	9/30/2022
			25,000	25,327	25,475
Total Consumer Products and Services - 9.68%*			38,000	38,605	38,753

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 7.50% floor, 3.50% EOT payment)	4/15/2020	1,000	1,016	1,018	4/30/2021
Total Consumer Retail - 0.25%*			1,000	1,016	1,018

E-Commerce - Clothing and Accessories
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	15,000	14,533	14,533	3/31/2024
Outfittery GMBH(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 13.75% floor, 11.00% EOT payment)(2)	8/11/2017	6,180	6,443	6,587	8/31/2022
	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)(2)	6/7/2018	1,511	1,661	1,722	6/30/2021
	Growth Capital Loan (12.75% interest rate, 9.00% EOT payment)(2)	12/28/2018	1,987	2,053	2,183	12/31/2021
	Growth Capital Loan (Prime + 7.25% interest rate, 12.75% floor, 9.00% EOT payment)(2)	8/7/2019	3,947	3,983	4,287	8/31/2022
	Growth Capital Loan (Prime + 7.25% interest rate, 12.75% floor, 9.00% EOT payment)(2)	9/23/2019	3,305	3,226	3,552	9/30/2022
	Growth Capital Loan (Prime + 7.25% interest rate, 12.75% floor, 9.00% EOT payment)(2)	7/27/2020	1,166	1,103	1,137	7/31/2023
	Revolver (11.00% interest rate, 2.00% EOT payment)(2)	3/5/2020	3,298	3,364	3,753	12/31/2020
			21,394	21,833	23,221
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	12/4/2020	10,500	10,151	10,151	12/31/2023
Total E-Commerce - Clothing and Accessories - 11.96%*			46,894	46,517	47,905

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)(2)	1/31/2020	8,250	8,498	8,498	4/30/2021
	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)(2)	1/31/2020	2,667	2,747	2,747	4/30/2021
Total E-Commerce - Personal Goods - 2.81%*			10,917	11,245	11,245

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Entertainment
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest rate, 9.50% EOT payment)	6/25/2014	$14,320	$14,219	$14,033	6/30/2022
	Growth Capital Loan (9.00% PIK interest rate)(2)	3/17/2020	1,075	1,075	1,053	3/31/2023
	Growth Capital Loan (9.00% PIK interest rate)(2)	12/21/2020	1,003	1,003	976	12/31/2023
			16,398	16,297	16,062
Roli, Ltd.(1)(3)(7)	Growth Capital Loan (11.00% PIK interest rate, 9.50% EOT payment)(2)	5/23/2018	10,732	10,767	7,823	5/31/2021
	Growth Capital Loan (11.00% PIK interest rate, 9.50% EOT payment)(2)	5/23/2018	1,342	1,346	978	5/31/2021
	Growth Capital Loan (11.25% PIK interest rate, 9.50% EOT payment)(2)	7/16/2018	1,325	1,317	969	7/31/2021
	Revolver (8.75% PIK interest rate, 4.00% EOT payment)(2)	7/5/2018	129	129	95	10/31/2020
	Revolver (9.75% PIK interest rate, 4.00% EOT payment)(2)	7/5/2018	1,898	1,898	1,401	10/31/2020
	Revolver (9.75% PIK interest rate, 4.00% EOT payment)(2)	9/27/2018	4,556	4,556	3,378	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 10.00% EOT payment)(2)	6/5/2019	1,283	1,340	1,025	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	7/9/2019	627	627	487	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	8/28/2019	538	538	429	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	10/24/2019	4,925	4,925	3,696	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	4/23/2020	1,390	1,390	1,097	7/31/2020
	Convertible Note (8.00% interest rate)(2)	7/15/2020	2,525	2,525	—	7/15/2023
			31,270	31,358	21,378
Total Entertainment - 9.35%*			47,668	47,655	37,440

Financial Institution and Services
Prodigy Finance Limited(1)(3)	Growth Capital Loan (8.00% PIK interest rate)	12/31/2020	36,237	35,104	34,859	12/1/2023
Total Financial Institution and Services - 8.71%*			36,237	35,104	34,859

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)(2)	12/30/2020	15,000	14,542	14,542	12/31/2024
Total Food & Drug - 3.63%*			15,000	14,542	14,542

Healthcare Technology Systems
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,811	4,811	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,811	4,811	12/31/2023
			10,000	9,622	9,622
Nurx Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 7.75% EOT payment)	11/5/2019	19,526	19,785	19,785	11/30/2023
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)(2)	12/31/2020	10,000	9,847	9,847	12/31/2025
			29,526	29,632	29,632
Total Healthcare Technology Systems - 9.80%*			39,526	39,254	39,254

Household & Office Goods
Casper Sleep Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 12.50% floor, 7.50% EOT payment)	8/9/2019	15,000	15,093	15,093	8/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 11.25% floor, 6.25% EOT payment)	11/1/2019	15,000	15,117	15,117	10/31/2022
Total Household & Office Goods - 7.54%*			30,000	30,210	30,210

Multimedia and Design Software
Pencil and Pixel, Inc.	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	3/20/2020	10,000	9,999	9,999	3/31/2023
	Growth Capital Loan (9.75% interest rate, 4.25% EOT payment)(2)	12/31/2020	5,000	4,884	4,884	12/31/2023
Total Multimedia and Design Software - 3.72%*			15,000	14,883	14,883

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Network Systems Management Software
Signifyd, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.25% floor, 8.75% EOT payment)	4/8/2020	$6,000	$5,970	$5,970	10/31/2023
Virtual Instruments Corporation	Growth Capital Loan (10.00% interest rate)	4/4/2016	5,000	5,000	4,971	4/4/2021
	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	31,967	31,967	27,802	4/4/2022
			36,967	36,967	32,773
Total Network Systems Management Software - 9.68%*			42,967	42,937	38,743

Other Financial Services
Upgrade, Inc.	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	1/18/2019	6,000	6,217	6,500	1/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	1/18/2019	1,522	1,574	1,649	1/31/2023
	Growth Capital Loan (9.25% interest rate, 6.50% EOT payment)	1/18/2019	6,391	6,785	6,792	1/31/2021
	Growth Capital Loan (9.50% interest rate, 6.25% EOT payment)	3/1/2019	3,694	3,942	4,064	2/28/2022
Total Other Financial Services - 4.75%*			17,607	18,518	19,005

Real Estate Services
Sonder USA, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.25% EOT payment)	12/28/2018	15,397	15,965	15,866	6/30/2022
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	5,000	5,003	4,932	3/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	2,000	1,992	1,964	3/31/2024
Total Real Estate Services - 5.68%*			22,397	22,960	22,762

Security Services
ForgeRock, Inc.	Growth Capital Loan (Prime + 2.90% interest rate, 8.40% floor, 8.00% EOT payment)	3/27/2019	10,000	10,194	10,194	9/30/2023
	Growth Capital Loan (Prime + 3.70% interest rate, 9.20% floor, 8.00% EOT payment)	9/30/2019	10,000	10,079	10,079	12/31/2023
	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 8.00% EOT payment)	12/23/2019	10,000	10,031	10,031	12/31/2023
Total Security Services - 7.57%*			30,000	30,304	30,304

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	10/21/2019	10,000	10,173	9,912	4/30/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	11/27/2019	5,000	5,069	4,932	5/31/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	1/6/2020	10,000	10,089	9,786	7/31/2022
Total Shopping Facilitators - 6.15%*			25,000	25,331	24,630

Social/Platform Software
ClassPass Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	8/15/2019	15,000	15,259	15,156	8/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	9/30/2019	15,000	15,213	15,105	9/30/2023
Total Social/Platform Software - 7.56%*			30,000	30,472	30,261

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	19,825	19,479	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	9,860	9,662	3/31/2024
	Convertible Note (5.00% interest rate)(2)	8/11/2020	300	300	294	2/11/2023
Total Travel & Leisure - 7.35%*			30,300	29,985	29,435

Total Debt Investments - 145.68%*			$610,393	$613,345	$583,335

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*			48,500	35	13

Building Materials/Construction Machinery
View, Inc.	Preferred Stock(2)	6/13/2017	4,545,455	500	71
Total Building Materials/Construction Machinery - 0.02%*			4,545,455	500	71

Buildings and Property
Knotel, Inc.	Preferred Stock	2/19/2019	360,260	159	—
Total Buildings and Property - 0.00%*			360,260	159	—

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	51
Envoy, Inc.	Preferred Stock	5/8/2020	35,893	82	86
Farmer's Business Network, Inc.	Preferred Stock	1/3/2020	37,666	33	252
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	971
	Preferred Stock(2)	12/31/2020	36,498	45	45
			643,450	241	1,016
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	335
Passport Labs, Inc.	Preferred Stock	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(5)	8/9/2018	—	213	161
Toast, Inc.	Preferred Stock(2)	2/1/2018	26,325	27	401
Total Business Applications Software - 1.37%*			1,419,756	2,753	5,474

Business to Business Marketplace
Factual, Inc.	Preferred Stock(2)	9/4/2018	47,072	86	56
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	33
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*			180,838	206	200

Commercial Services
Transfix, Inc.	Preferred Stock	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*			133,502	188	188

Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Preferred Stock(2)	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.05%*			323,381	670	205

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	36,972	97	97
Hello Digit, Inc.	Preferred Stock(2)	9/8/2020	723	12	12
Total Consumer Finance - 0.03%*			37,695	109	109

Consumer Non-Durables
Hims, Inc.	Preferred Stock(2)	11/27/2019	217,943	73	425
Imperfect Foods, Inc.	Preferred Stock(2)	6/6/2019	49,709	189	275
	Common Stock	9/30/2020	48,391	208	354
			98,100	397	629
Total Consumer Non-Durables - 0.26%*			316,043	470	1,054

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Products and Services
Clutter Inc.	Preferred Stock(2)	10/18/2018	77,434	$363	$567
	Preferred Stock(2)	9/30/2020	9,824	57	57
			87,258	420	624
Outdoor Voices, Inc.	Common Stock	2/26/2019	255,000	360	—
Quip NYC, Inc.	Preferred Stock	11/26/2018	41,272	455	1,020
Total Consumer Products and Services - 0.41%*			383,530	1,235	1,644

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	128
Savage X, Inc.	Preferred Stock	4/7/2020	11,591	171	200
Total Consumer Retail - 0.08%*			175,054	339	328

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	11/20/2017	173,341	521	714
Minted, Inc.	Preferred Stock	9/30/2020	44,554	432	432
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017	—	1,850	2,934
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	387
	Common Stock(2)	11/25/2015	149,203	1,081	1,010
			237,240	1,294	1,397
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock(2)	11/30/2020	163,807	401	401
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018	—	39	57
Total E-Commerce - Clothing and Accessories - 1.50%*			693,942	4,578	6,005

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Preferred Stock	9/7/2018	336,304	269	323
Grove Collaborative, Inc.	Preferred Stock	4/2/2018	202,506	168	1,000
	Preferred Stock	5/22/2019	109,114	228	347
			311,620	396	1,347
Total E-Commerce - Personal Goods - 0.42%*			647,924	665	1,670

Educational/Training Software
Varsity Tutors LLC	Preferred Stock(2)(5)	3/13/2017	240,590	65	185
Total Educational/Training Software - 0.05%*			240,590	65	185

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock	3/24/2017	278,209	922	193
Roli, Ltd.(1)(3)	Preferred Stock(2)	5/23/2018	102,247	644	—
Total Entertainment - 0.05%*			380,456	1,566	193

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares	12/5/2017	44,064	828	148
Revolut Ltd.(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	285
	Preferred Stock(2)	10/29/2019	7,945	324	117
			14,198	364	402
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,288	382	479
	Preferred Stock(2)	12/23/2015	46,548	136	136
			174,836	518	615
Total Financial Institution and Services - 0.52%*			504,391	2,071	2,074

Food & Drug
Capsule Corporation	Preferred Stock(2)	1/17/2020	202,533	437	549
	Cash Exit Fee(2)(5)	12/28/2018	—	129	129
Total Food & Drug - 0.17%*			202,533	566	678

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

General Media and Content
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	$624	$1,092
Total General Media and Content - 0.27%*			774,352	624	1,092

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	58
Groop Internet Platfom, Inc.	Preferred Stock(2)	5/15/2019	50,881	128	198
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	195
Nurx Inc.	Preferred Stock	8/19/2019	170,716	270	270
Total Healthcare Technology Systems - 0.18%*			1,341,087	651	721

Household & Office Goods
Casper Sleep Inc.	Preferred Stock	3/1/2019	21,736	240	17
Total Household & Office Goods - 0.00%*			21,736	240	17

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*			8,036	112	—

Multimedia and Design Software
Pencil and Pixel, Inc.	Preferred Stock	2/28/2020	179,211	199	199
Total Multimedia and Design Software - 0.05%*			179,211	199	199

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	54
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	332
Total Network Systems Management Software - 0.10%*			52,390	186	386

Other Financial Services
Upgrade, Inc.	Preferred Stock	1/18/2019	744,225	223	193
Total Other Financial Services - 0.05%*			744,225	223	193

Real Estate Services
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	113
	Preferred Stock(2)	11/5/2020	31,615	44	44
			85,619	88	157
Sonder Holdings Inc.	Preferred Stock	12/28/2018	136,511	232	613
	Preferred Stock	3/4/2020	14,291	42	42
			150,802	274	655
Total Real Estate Services - 0.20%*			236,421	362	812

Security Services
ForgeRock, Inc.	Preferred Stock(2)	3/30/2016	195,992	155	110
	Preferred Stock	3/29/2019	161,724	340	45
Total Security Services - 0.04%*			357,716	495	155

Shopping Facilitators
Moda Operandi, Inc.	Preferred Stock	9/27/2019	34,538	343	161
OfferUp Inc.	Preferred Stock(2)	12/23/2019	44,788	42	42
Total Shopping Facilitators - 0.05%*			79,326	385	203

Social/Platform Software
ClassPass Inc.	Preferred Stock	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*			84,507	281	151

Transportation
Bird Rides, Inc.	Preferred Stock(2)	4/18/2019	68,111	193	55
Total Transportation - 0.01%*			68,111	193	55

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	$362	$111
Inspirato, LLC	Preferred Units(2)	4/25/2013	1,994	37	45
Total Travel & Leisure - 0.04%*			14,021	399	156

Total Warrant Investments - 6.05%*				$20,525	$24,231

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	$250	$356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	120
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	167
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Total Business Applications Software - 0.19%*			57,007	637	746

Communications Software
Pluribus Networks, Inc.	Preferred Stock(2)	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.50%*			722,073	2,000	2,000

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	14,788	150	150
Total Consumer Finance - 0.04%*			14,788	150	150

Consumer Non-Durables
Hims, Inc.	Preferred Stock(2)	4/29/2019	158,501	500	574
Prodigy Investments Limited(1)	Preference Shares(2)	12/31/2020	1,552	15,520	12,957
Total Consumer Non-Durables - 3.38%*			160,053	16,020	13,531

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	333
Total Consumer Products and Services - 0.08%*			85,542	333	333

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	500	768
Total E-Commerce - Clothing and Accessories - 0.19%*			67,934	500	768

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	6/5/2018	134,249	500	977
Total E-Commerce - Personal Goods - 0.24%*			134,249	500	977

Educational/Training Software
Varsity Tutors LLC	Preferred Stock(2)	1/5/2018	92,470	250	256
Total Educational/Training Software - 0.06%*			92,470	250	256

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	1,003
Total Entertainment - 0.25%*			511,665	1,000	1,003

Financial Institution and Services
GoGreenHost AB(1)(3)	Preferred Stock(2)	12/1/2017	1	2,134	657
Revolut Ltd.(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	1,447
Total Financial Institution and Services - 0.53%*			25,921	2,426	2,104

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	75,013	500	500
Total Food & Drug - 0.12%*			75,013	500	500

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	237
	Common Stock(2)	1/14/2020	142,855	404	320
			208,855	600	557
Groop Internet Platfom, Inc.	Preferred Stock(2)	5/15/2019	90,859	250	584
Nurx Inc.	Preferred Stock(2)	5/31/2019	136,572	1,000	1,004
Total Healthcare Technology Systems - 0.54%*			436,286	1,850	2,145

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Household & Office Goods
Casper Sleep Inc.	Common Stock(2)(10)	6/19/2017	35,722	$1,000	$220
Total Household & Office Goods - 0.05%*			35,722	1,000	220

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	605
	Preferred Stock(2)	4/7/2020	9,022	125	125
Total Network Systems Management Software - 0.18%*			69,364	525	730

Real Estate Services
Sonder Holdings Inc.	Preferred Stock(2)	5/21/2019	29,773	312	313
Total Real Estate Services - 0.08%*			29,773	312	313

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	171
Inspirato, LLC	Preferred Units(2)(4)	9/11/2014	1,948	250	266
Total Travel & Leisure - 0.11%*			4,310	550	437

Total Equity Investments - 6.55%*				$28,553	$26,213

Total Investments in Portfolio Companies - 158.27%*(11)				$662,423	$633,779

Total Investments - 158.27%*(9)				$662,423	$633,779
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2020 non-qualifying assets represented 21.5% of the Company’s total assets, at fair value.
(2)As of December 31, 2020, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $13.8 million, $42.4 million and $28.6 million, respectively, for the December 31, 2020 investment portfolio. The tax cost of investments is $662.4 million.
(7)Debt is on non-accrual status at December 31, 2020 and is therefore considered non-income producing. Non-accrual investments at December 31, 2020 had a total cost and fair value of $61.8 million and $36.4 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in one public company, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on New York Stock Exchange.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(12)Acquisition date represents the date of the investment in the portfolio investment.
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
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the 1940 Act. As of December 31, 2019 non-qualifying assets represented 21.9% of the Company’s total assets, at fair value.
(2)As of December 31, 2019, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $24.0 million, $31.5 million, and $7.5 million, respectively, for the December 31, 2019 investment portfolio. The tax cost of investments is $660.7 million.
(7)Debt is on non-accrual status at December 31, 2019 and is therefore considered non-income producing. Non-accrual investments at December 31, 2019 had a total cost and fair value of $49.5 million and $26.5 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in two public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Board.
(10)Entity is publicly traded and listed on New York Stock Exchange or NASDAQ.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act. These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(12)Acquisition date represents the date of the investment in the portfolio investment.
*    Value as a percentage of net assets.
_______________

Notes applicable to the investments presented in the foregoing tables:
•No investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing tables:
•Interest rate is the annual interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of December 31, 2020, Prime was 3.25%. As of December 31, 2020, a majority of the debt investments (approximately 58.6% or $357.6 million in principal balance) in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher.
•The EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted. The EOT payment is amortized and recognized as non-cash income over the loan or lease prior to its payment.
•Some of the terms noted in the foregoing tables are subject to change based on certain events such as prepayments.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
TriplePoint Venture Growth BDC Corp. (the “Company”), a Maryland corporation, was formed on June 28, 2013 and commenced investment operations on March 5, 2014. The Company is structured as an externally-managed non-diversified, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. The Company’s investment objective is to maximize its total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by lending primarily with warrants to venture growth stage companies focused in technology, life sciences and other high growth industries backed by TPC’s select group of leading venture capital investors. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”), which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and pays separately for services provided.
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
Note 2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its consolidated subsidiaries. All adjustments and reclassifications that are necessary for the fair representation of financial results as of and for the periods presented have been included and all intercompany account balances and transactions have been eliminated. Certain items in the prior year’s consolidated financial statements have been conformed to the current year’s presentation. These presentation changes, if any, did not impact any prior amounts of reported total assets, total liabilities, and net assets or results of operations. As an investment company, the Company follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).
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
The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable the determination of fair value requires more judgment. The Company’s valuation methodology is approved by the Board, and the Board is responsible for the fair values determined. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, the Board may refine its valuation methodologies to best reflect the fair value of its investments appropriately.

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
Other Accrued Expenses and Liabilities
Other accrued expenses and liabilities include interest payable, accounts payable and the fair value of unfunded commitment liabilities. Unfunded commitment liabilities reflect the fact that the Company is a party to certain delay draw credit agreements with its portfolio companies, which generally requires the Company to make future advances at the borrowers’ discretion during a defined loan availability period. The Company’s credit agreements contain customary lending provisions that allow the Company relief from funding previously made commitments in instances where the underlying portfolio company experiences material adverse events that affect the financial condition or business outlook for the portfolio company. In certain instances, the borrower may be required to achieve certain milestones before they may request a future advance. The unfunded obligation associated with these credit agreements is equal to the amount by which the contractual funding commitment exceeds the sum of the amount of debt required to be funded under the delay draw credit agreements unless the availability period has expired. The fair value at the inception of the agreement of the delay draw credit agreements approximates the fair value of the warrant investments received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability included in the Company’s consolidated statements of assets and liabilities reflects the fair value of these future funding commitments.
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
Foreign Currency Translation
The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:
•Fair value of investment securities, other assets and liabilities—at the exchange rates prevailing at the end of the period; and
•Purchases and sales of investment securities, income and expenses—at the exchange rates prevailing on the respective dates of such transactions, income or expenses.
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

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The standard is effective as of March 12, 2020 through December 31, 2022. The adoption of these rules did not have a material impact on the consolidated financial statements.
Note 3. Related Party Agreements and Transactions
Investment Advisory Agreement
In accordance with the Board approved investment advisory agreement (the “Advisory Agreement”), subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the day-to-day operations and provides investment advisory services to the Company. Under the terms of the Advisory Agreement, the Adviser:
•determines the composition of the Company’s portfolio, the nature and timing of changes to the Company’s portfolio and the manner of implementing such changes;
•identifies, evaluates and negotiates the structure of investments;
•executes, closes, services and monitors investments;
•determines the securities and other assets purchased, retained or sold;
•performs due diligence on prospective investments; and
•provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.
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

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, does not include any realized capital gains, realized capital losses or unrealized capital gains or losses. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss, subject to the total return requirement described in the preceding paragraph. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, the Company may pay the applicable income incentive fee even if it has incurred a loss in that quarter due to realized and unrealized losses. The Company’s net investment income used to calculate this component of the incentive fee is also included in the amount of the Company’s assets used to calculate the 1.75% base management fee. These calculations are appropriately adjusted for any share issuance or repurchase during the relevant quarter.
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
The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. The Company had cumulative realized and unrealized losses as of December 31, 2020, 2019 and 2018, and, as a result, no capital gains incentive fees were recorded for the years ended December 31, 2020, 2019 and 2018.

Management and Incentive Fees (in thousands)	For the Year Ended December 31,
	2020	2019	2018
Base management fee	$12,424	$8,569	$6,868
Income incentive fee	$8,717	$8,117	$8,747
Capital gains incentive fee	$—	$—	$—
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
For the years ended December 31, 2020, 2019 and 2018, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $2.1 million, $1.8 million and $1.7 million.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the investment.
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
With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:
•The quarterly valuation process begins with each portfolio company or investment being initially valued by the Adviser’s professionals that are responsible for the portfolio investment;
•Preliminary valuation conclusions are then documented and discussed with the Adviser’s senior investment team and approved by the Adviser’s executive management team;
•Each quarter, certain of the Company’s portfolio companies or investments are reviewed by an independent third-party valuation firm. At least once annually, the valuation for each portfolio investment is reviewed by such an independent third-party valuation firm. However, the Board does not have de minimis investments of less than 1.0% of the Company’s gross assets (up to an aggregate of 10% of the Company’s gross assets) independently reviewed, given the expenses involved in connection therewith;
•The Valuation Committee of the Board then reviews these preliminary valuations and makes fair value recommendations to the Board; and
•The Board then discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith, based on the input of the Adviser, the respective independent third-party valuation firms and the Valuation Committee.

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
Warrant Investments
Warrant fair values are primarily determined using a Black Scholes option pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors, including, but not limited to, those listed below. Increases or decreases in any of the unobservable inputs described below could result in a material change in fair value:
•Underlying enterprise value of the issuer based on available information, including any information regarding the most recent financing round of borrower. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or the use of recent rounds of financing and the portfolio company’s capital structure. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes to allocate the fair value to the specific class of stock held in the portfolio. Such techniques include option pricing models, including back solve techniques, probability weighted expected return models and other techniques determined to be appropriate.
•Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant investment price, is based on comparable publicly traded companies within indices similar in nature to the underlying company issuing the warrant.
•The risk-free interest rates are derived from the U.S. Treasury yield curve. The risk-free interest rates are calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant investment.
•Other adjustments, including a marketability discount on private company warrant investments, are estimated based on the Adviser’s judgment about the general industry environment.
•Historical portfolio experience on cancellations and exercises of warrant investments are utilized as the basis for determining the estimated life of the warrant investment in each financial reporting period. Warrant investments may be exercised in the event of acquisitions, mergers or initial public offerings, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrant investment.
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
Investment Valuation
Investments measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations as of December 31, 2020 and 2019. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$583,335	$583,335	$—	$—	$604,518	$604,518
Warrant investments	—	—	24,231	24,231	—	—	22,090	22,090
Equity investments	220	—	25,993	26,213	13,901	1,452	11,168	26,521
Total investments	$220	$—	$633,559	$633,779	$13,901	$1,452	$637,776	$653,129
The following tables show information about Level 3 investments measured at fair value for the years ended December 31, 2020 and 2019. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2020
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2020	$604,518	$22,090	$11,168	$637,776
Funding and purchases of investments, at cost	200,068	3,757	2,315	206,140
Principal payments and sale proceeds received from investments	(204,880)	(1,512)	—	(206,392)
Amortization and accretion of premiums and discounts, net and end-of term payments	14,795	—	—	14,795
Realized gains (losses) on investments	(19,981)	130	—	(19,851)
Net change in unrealized gains (losses) included in earnings	(3,804)	(234)	(2,418)	(6,456)
Payment-in-kind coupon	8,139	—	—	8,139
Transfers between investment types	(15,520)	—	15,520	—
Gross transfers out of Level 3(1)	—	—	(592)	(592)
Fair value as of December 31, 2020	$583,335	$24,231	$25,993	$633,559

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2020	$(22,833)	$(376)	$(2,417)	$(25,626)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the year ended December 31, 2020 the only transfer relates to an equity investment in a publicly traded company.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2019
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of January 1, 2019	$405,347	$15,518	$10,556	$431,421
Funding and purchases of investments, at cost	407,582	6,009	3,592	417,183
Principal payments and sale proceeds received from investments	(201,608)	—	—	(201,608)
Amortization and accretion of premiums and discounts, net and end-of term payments	9,502	—	—	9,502
Realized gains (losses) on investments	(1,483)	(147)	(161)	(1,791)
Net change in unrealized gains (losses) included in earnings	(17,299)	710	21,096	4,507
Payment-in-kind coupon	2,477	—	—	2,477
Gross transfers out of Level 3(1)	—	—	(23,915)	(23,915)
Fair value as of December 31, 2019	$604,518	$22,090	$11,168	$637,776

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2019	$(12,419)	$(1,315)	$1,326	$(12,408)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the year ended December 31, 2019, these transfers relate to equity investments in publicly traded companies.
Realized gains and losses are included in net realized gains (losses) on investments in the consolidated statements of operations.
During the year ended December 31, 2020, the Company recognized net realized gains of $8.6 million from the sale of investments, consisting of $28.8 million of realized gains from the sale of publicly traded shares held in CrowdStrike, Inc. and Medallia, Inc., and $0.8 million of realized gains from the sale of warrants in Freshly Inc., offset by $20.1 million of realized losses from the finalization of asset sales and removal from the Company’s investment portfolio of three obligors, Cambridge Broadband Network Limited, Harvest Power, Inc., and Munchery, Inc., which were rated Red (5) on the Company’s credit watch list, and $0.9 million of other net realized losses.
During the year ended December 31, 2019, the Company recognized net realized losses of $0.6 million from the sale of investments, primarily as a result of the write-off of investments in one portfolio company, partially offset by a realized gain from the sale of an equity investment.
Unrealized gains and losses are included in net change in unrealized gains (losses) on investments in the consolidated statements of operations.
Net change in unrealized losses during the year ended December 31, 2020 was $21.1 million, resulting primarily from the reversal and recognition of $14.3 million of previously recorded unrealized gains associated with the shares of CrowdStrike, Inc. and Medallia, Inc. that the Company sold during the year, as well as net unrealized losses on the Company’s investment portfolio during the year resulting from fair value adjustments, partially offset by the reversal and recognition of $19.4 million of previously recorded unrealized losses associated with three obligors rated Red (5) on the Company’s credit watch list.
Net change in unrealized losses during the year ended December 31, 2019 was $5.9 million, which primarily consisted of the reversal and recognition of previously recorded net unrealized gains of $1.9 million into income or realized gains, and $4.0 million of net unrealized losses on the investment portfolio related to mark to market activity.
For the year ended December 31, 2020, the Company recognized $2.6 million in other income consisting of $1.4 million due to the termination or expiration of unfunded commitments and $1.2 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity. For the year ended December 31, 2019, the Company recognized $2.9 million in other income consisting of $1.7 million due to the termination or expiration of unfunded commitments and $1.2 million from the realization of certain fees paid by portfolio companies and other income related to prepayment activity.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of investments as of December 31, 2020 and 2019. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$546,958	Discounted Cash Flows	Discount Rate	6.61% - 35.63%	15.24%
	36,377	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	50.00% - 50.00%
Warrant investments	20,071	Black Scholes Option Pricing Model	Revenue Multiples	1.15x - 18.21x	6.38x
			Volatility	40.0% - 85.0%	60.34%
			Term	0.20 - 6.00 Years	3.19 Years
			Discount for Lack of Marketability	5.00% - 20.0.%	19.41%
			Risk Free Rate	0.09% - 0.43%	0.20%
	694	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.40 Years
			Discount for Lack of Marketability	20.00% - 20.00%
	3,466	Discounted Expected Return	Discount Rate	20.00% - 40.00%	34.13%
			Term	1.00 - 4.00 Years	2.11 Years
			Expected Recovery Rate	18.75% - 100.00%	71.02%
Equity investments	24,178	Black Scholes Option Pricing Model	Revenue Multiples	0.89x - 4.50x	2.56x
			Volatility	45.00% - 70.00%	59.06%
			Term	1.00 - 4.50 Years	3.08 Years
			Discount for Lack of Marketability	5.00% - 5.00%
			Risk Free Rate	0.10% - 0.27%	0.18%
	1,158	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.50 Years
			Discount for Lack of Marketability	20.00% - 20.00%
	657	Discounted Expected Recovery	Expected Recovery Rate	27.10% - 27.10%
Total investments	$633,559

Level 3 Investments (dollars in thousands)	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$577,984	Discounted Cash Flows	Discount Rate	9.91% - 25.75%	15.01%
	26,534	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	0.00% - 100.00%
Warrant investments	20,752	Black Scholes Option Pricing Model	Revenue Multiples	1.50x - 94.7x	7.21x
			Volatility	30.0% - 61.7%	57.86%
			Term	2.00 - 4.00 Years	3.00 Years
			Discount for Lack of Marketability	0.00% - 27.50%	26.55%
			Risk Free Rate	1.56% - 1.70%	1.61%
	27	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50%	27.50%
			Term	2.00 - 3.50 Years	3.21 Years
	1,311	Discounted Expected Return	Discount Rate	18.00% - 35.00%	30.94%
			Term	2.40 - 4.00 Years	2.69 Years
			Expected Recovery Rate	50.00% - 80.00%	65.91%
Equity investments	9,340	Black Scholes Option Pricing Model	Revenue Multiples	0.85x - 10.25x	4.13x
			Volatility	30.00% - 80.00%	58.30%
			Term	1.50 - 4.00 Years	3.03 Years
			Discount for Lack of Marketability	0.00% - 5.00%	5.00%
			Risk Free Rate	1.40% - 1.70%	1.62%
	592	Option-Pricing Method and Probability-Weighted Expected Return Method	Weighted Average Cost of Capital	27.50% - 32.50%	30.37%
			Term	3.50 Years	3.50 Years
	1,236	Discounted Expected Recovery	Expected Recovery Rate	50.98%	50.98%
Total investments	$637,776
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of December 31, 2020 and 2019:

Liability (in thousands)	December 31, 2020			December 31, 2019
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$325,000	$118,000	$207,000	$300,000	$262,300	$37,700
2022 Notes	74,750	74,750	—	74,750	74,750	—
2025 Notes	70,000	70,000	—	—	—	—
Total before deferred financing and issuance costs	469,750	262,750	207,000	374,750	337,050	37,700
Unamortized deferred financing and issuance costs	—	(4,790)	—	—	(2,899)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$469,750	$257,960	$207,000	$374,750	$334,151	$37,700

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company's unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Year Ended December 31,
	2020	2019	2018
Revolving Credit Facility
Interest cost	$5,952	$5,707	$2,234
Unused fee	722	729	851
Amortization of costs and other fees	1,364	1,140	1,160
Revolving Credit Facility Total	$8,038	$7,576	$4,245
2022 Notes
Interest cost	$4,298	$4,298	$4,300
Amortization of costs and other fees	531	531	535
2022 Notes Total	$4,829	$4,829	$4,835
2025 Notes
Interest cost	$2,476	$—	$—
Amortization of costs and other fees	151	—	—
2025 Notes Total	$2,627	$—	$—
Total interest expense and amortization of fees	$15,494	$12,405	$9,080
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of December 31, 2020, the Company had $325 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances. As discussed under “Note 14. Subsequent Events,” the Company utilized the accordion feature in the Credit Facility to increase the capacity of the Credit Facility to $350 million on January 29, 2021. The revolving period under the Credit Facility expires on November 30, 2022, and the maturity date of the Credit Facility is May 31, 2024 (unless otherwise terminated earlier pursuant to its terms).
Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of December 31, 2020 and 2019, the Company was in compliance with all covenants under the Credit Facility.
During the year ended December 31, 2020, gross borrowings and gross repayments under the Credit Facility were $201.0 million and $345.3 million, respectively. During the year ended December 31, 2019, gross borrowings and gross repayments under the Credit Facility were $414.5 million and $175.2 million, respectively. At December 31, 2020 and 2019, the Company had outstanding borrowings under the Credit Facility of $118.0 million and $262.3 million, respectively, excluding deferred credit facility costs of $3.2 million and $1.6 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the years ended December 31, 2020 and 2019, the Company had average outstanding borrowings under the Credit Facility of $159.6 million and $111.0 million, respectively, at a weighted average interest rate of 4.18% and 5.80%, respectively. As of December 31, 2020 and 2019, $484.5 million and $587.4 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $199.0 million and $96.7 million of assets unencumbered, respectively.

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
The 2022 Notes mature on July 15, 2022. The 2022 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at a redemption price of 100% of the outstanding principal amount of the 2022 Notes plus all accrued and unpaid interest. The 2022 Notes are unsecured obligations and rank pari passu, or equal in right of payment, with any of the Company’s outstanding and future unsecured indebtedness; senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2022 Notes; effectively subordinated to all of the Company’s future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; and structurally subordinated to all of the Company’s existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities, including, without limitation, borrowings under the Credit Facility.
The indenture governing the 2022 Notes contains certain covenants, including covenants (i) requiring the Company's compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, whether or not the Company is subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; (ii) if the Company’s asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on the Company’s common stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any of the Company’s common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, the Company is in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the SEC); and (iii) requiring the Company to provide financial information to the trustee, if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. These covenants are subject to limitations and exceptions that are described in the indenture. As of December 31, 2020, the Company was in compliance with these covenants.
At December 31, 2020, the 2022 Notes had a market price of $25.21 per unit, resulting in an aggregate fair value of $75.4 million. The 2022 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.8 million of deferred issuance cost at December 31, 2020, which is amortized and expensed over the five-year term of the 2022 Notes based on an effective yield method.
2025 Notes
On March 19, 2020, the Company completed a private debt offering of $70.0 million in aggregate principal amount of its 4.50% unsecured notes due March 19, 2025 (the “2025 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2025 Notes is payable semiannually on March 19 and September 19 each year, beginning on September 19, 2020.
The 2025 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2025 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2025 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness.
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

The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.9 million of deferred issuance cost at December 31, 2020, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. The book value of the 2025 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of December 31, 2020 and 2019:

Liability (in thousands)	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$118,000	$118,000	$—	$—	$262,300	$262,300
2022 Notes, net(1)	—	74,592	—	74,592	—	73,454	—	73,454
2025 Notes, net(2)	—	—	69,148	69,148	—	—	—	—
Total	$—	$74,592	$187,148	$261,740	$—	$73,454	$262,300	$335,754
_______________
(1)Net of debt issuance costs as of December 31, 2020 and 2019 of $0.8 million and $1.3 million, respectively.
(2)Net of debt issuance costs as of December 31, 2020 of $0.9 million.
Note 7. Commitments and Contingencies
Commitments
As of December 31, 2020 and 2019, the Company’s unfunded commitments totaled $132.3 million to 16 portfolio companies and $226.1 million to 15 portfolio companies, respectively, of which $17.5 million and $59.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. As of December 31, 2020, of the $132.3 million of unfunded commitments, $122.3 million will expire during 2021, $7.0 million will expire during 2022 and $3.0 million will expire during 2024.
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

The table below shows the Company’s unfunded commitments by portfolio company as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Farmer's Business Network, Inc.	$20,000	$18	$—	$—
Capsule Corp.	15,000	277	10,000	179
HomeLight, Inc.	14,000	84	—	—
Grove Collaborative, Inc.	11,000	—	21,750	407
OfferUp Inc.	10,000	192	20,000	192
Activehours, Inc.	9,000	64	—	—
Clutter, Inc.	9,000	60	—	—
Curology, Inc.	9,000	44	15,000	35
TFG Holding, Inc.	7,000	248	—	—
Imperfect Foods, Inc.	6,000	55	—	—
Dialpad, Inc.	5,000	101	—	—
Savage X, Inc.	4,000	200	—	—
Envoy, Inc.	4,000	105	—	—
Narvar, Inc.	3,750	140	—	—
Sonder USA, Inc.	3,000	25	8,333	98
Hello Digit, Inc.	2,500	18	—	—
Minted, Inc.	—	25	—	—
Toast, Inc.	—	—	35,000	115
BlueVine Capital, Inc.	—	—	30,000	—
Hims, Inc.	—	—	25,000	198
Freshly Inc.	—	—	18,000	168
Transfix, Inc.	—	—	10,000	194
Moda Operandi, Inc.	—	—	10,000	200
Signifyd, Inc.	—	—	10,000	182
Nurx Inc.	—	—	5,000	—
OneSource Virtual, Inc.	—	—	5,000	—
Brooklinen, Inc.	—	—	3,000	174
GoEuro Corp.	—	—	—	35
Total	$132,250	$1,656	$226,083	$2,177
_______________
(1)Does not include $20.8 million and $15.5 million backlog of potential future commitments as of December 31, 2020 and 2019, respectively. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $1.7 million and $2.2 million as of December 31, 2020 and 2019, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the years ended December 31, 2020 and 2019:

Commitments Activity (in thousands)	For the Year Ended December 31,
	2020	2019
Unfunded commitments at beginning of period(1)	$241,583	$319,307
New commitments(1)	276,681	507,419
Fundings	(204,626)	(418,093)
Expirations / Terminations	(160,700)	(167,050)
Foreign currency adjustments	62	—
Unfunded commitments and backlog of potential future commitments at end of period	$153,000	$241,583
Backlog of potential future commitments	20,750	15,500
Unfunded commitments at end of period	$132,250	$226,083
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table provides additional information on the Company’s unfunded commitments regarding milestones, expirations, and types of loans as of December 31, 2020 and 2019.

Unfunded Commitments(1) (in thousands)	December 31, 2020	December 31, 2019
Dependent on milestones	$17,500	$59,333
Expiring during:
2020	$—	$188,083
2021	122,250	38,000
2022	7,000	—
2024	3,000	—
Unfunded commitments	$132,250	$226,083
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of December 31, 2020 and 2019, this backlog of potential future commitments totaled $20.8 million and $15.5 million, respectively.

Note 8. Financial Highlights
The financial highlights presented below are for the years ended December 31, 2020, 2019, 2018, 2017, and 2016.

Financial Highlights (in thousands, except per share data)	For the Year Ended December 31, or as of December 31,
	2020	2019	2018	2017	2016
Per Share Data(1)
Net asset value at beginning of period	$13.34	$13.50	$13.25	$13.51	$14.21
Changes in net asset value due to:
Net investment income	1.57	1.54	1.71	1.61	1.42
Net realized gains (losses) on investments	0.28	(0.02)	0.08	(0.01)	(1.28)
Net change in unrealized gains (losses) on investments	(0.69)	(0.24)	(0.01)	(0.35)	0.55
Net increase (decrease) from capital share transactions(1)	0.01	—	0.01	—	0.05
Return of capital	—	—	—	—	(1.20)
Net realized losses on extinguishment of debt	—	—	—	(0.07)	—
Distributions from distributable earnings	(1.54)	(1.44)	(1.54)	(1.44)	(0.24)
Net asset value at end of period	$12.97	$13.34	$13.50	$13.25	$13.51

Net investment income per share	$1.57	$1.54	$1.71	$1.61	$1.42
Net increase in net assets resulting from operations per share	$1.16	$1.28	$1.78	$1.18	$0.69
Weighted average shares of common stock outstanding for period	30,566	24,844	20,488	16,324	16,160
Shares of common stock outstanding at end of period	30,871	24,923	24,780	17,730	15,981

Ratios / Supplemental Data
Net asset value at beginning of period	$332,506	$334,531	$234,945	$215,863	$231,646
Net asset value at end of period	$400,435	$332,506	$334,531	$234,945	$215,863
Average net asset value	$408,182	$343,919	$275,889	$219,457	$218,881
Stock price at end of period	$13.04	$14.22	$10.89	$12.69	$11.78

Total return based on net asset value per share(2)	14.2%	9.5%	16.0%	9.6%	8.9%
Total return based on stock price(3)	7.7%	44.7%	(2.3)%	20.4%	12.9%

Net investment income to average net asset value	11.7%	11.1%	12.7%	12.0%	10.5%
Net increase (decrease) in net assets to average net asset value	8.6%	9.2%	13.3%	8.8%	5.1%
Ratio of expenses to average net asset value	10.6%	10.2%	10.8%	11.5%	9.4%
Operating expenses excluding incentive fees to average net asset value	8.5%	7.9%	7.6%	8.9%	8.1%
Income incentive fees to average net asset value	2.1%	2.4%	3.2%	2.6%	1.3%
Capital gains incentive fees to average net asset value	0.0%	0.0%	0.0%	0.0%	0.0%
_____________
(1)All per share activity is calculated based on the weighted average shares outstanding for the relevant period, except net increase (decrease) in net assets from capital share transactions, which is based on the common shares outstanding as of the relevant balance sheet date.
(2)Total return based on NAV is the change in ending NAV per share plus distributions per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. Total return does not reflect sales charges that may be incurred by stockholders.
(3)Total return based on stock price is the change in the ending stock price of the Company’s common stock plus distributions paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning stock price of the Company’s common stock. Total return does not reflect sales charges that may be incurred by stockholders.

The weighted average portfolio yield on total debt investments shown below is for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

Ratios (Percentages, on an annualized basis)(1)	For the Year Ended December 31, or as of December 31,
	2020	2019	2018	2017	2016
Weighted average portfolio yield on total debt investments(2)	13.8%	15.0%	17.1%	16.4%	14.4%
Coupon income	9.8%	10.1%	10.7%	10.4%	10.4%
Accretion of discount	1.0%	1.1%	1.0%	0.8%	0.8%
Accretion of end-of-term payments	1.7%	1.9%	2.2%	2.0%	2.5%
Impact of prepayments during the period	1.3%	1.9%	3.2%	3.2%	0.7%

Prime Rate at end of period(3)	3.25%	4.75%	5.50%	4.50%	3.75%
_____________
(1)Weighted average portfolio yields on total debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period.
(2)The weighted average portfolio yields on total debt investments reflected above do not represent actual investment returns to the Company’s stockholders.
(3)Included as a reference point for coupon income and weighted average portfolio yield.
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase in net assets per share for the years ended December 31, 2020, 2019 and 2018:

Basic and Diluted Share Information (in thousands, except per share data)	For the Year Ended December 31,
	2020	2019	2018
Net investment income	$47,854	$38,253	$34,989
Net increase in net assets resulting from operations	$35,307	$31,758	$36,562
Basic and diluted weighted average shares of common stock outstanding	30,566	24,844	20,488
Basic and diluted net investment income per share of common stock	$1.57	$1.54	$1.71
Basic and diluted net increase in net assets resulting from operations per share of common stock	$1.16	$1.28	$1.78
Note 10.    Equity
Since inception through December 31, 2020, the Company has issued 30,837,545 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, and a registered follow-on offering in 2020. The Company received net proceeds from these offerings of $432.9 million, net of the portion of the underwriting sales load and offering costs paid by the Company.
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
In October 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accounts managed by Goldman Sachs Asset Management, L.P. (the “GSAM Purchasers”), pursuant to which the Company sold to the GSAM Purchasers an aggregate of 1,594,007 shares of the Company’s common stock in October 2017 in a private offering exempt from registration under the Securities Act pursuant Section 4(a)(2) of the Securities Act and Regulation D thereunder (the “October 2017 GSAM Shares”). Subsequently, in August 2018, pursuant to the terms of the Securities Purchase Agreement, the GSAM Purchasers purchased an additional 200,000 shares of the Company’s common stock in a private offering exempt from registration under the Securities Act pursuant Section 4(a)(2) of the Securities Act and Regulation D thereunder (the “August 2018 GSAM Shares” and, together with the October 2017 GSAM Shares, the “GSAM Shares”).
Pursuant to the terms of the Securities Purchase Agreement, the Company has granted the GSAM Purchasers certain registration rights and the related right to participate in future equity offerings conducted by the Company. Specifically, the GSAM Purchasers have the right to sell a minimum of one-third of the total number of GSAM Shares in any underwritten offering initiated by the Company. Additionally the GSAM Purchasers have the right to cause the Company to file a shelf registration statement covering the GSAM Shares to be sold by them.

The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the years ended December 31, 2020, 2019 and 2018:

Issuance of Common Stock for the Year Ended December 31, 2020 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Public follow-on	1/13/2020	5,000	$70,400	$2,150	$218	$14.08 per share
Public follow-on (over-allotment)	1/17/2020	750	10,560	323	33	$14.08 per share
First quarter 2020 distribution reinvestment	3/30/2020	73	413	—	—	$5.63 per share
Second quarter 2020 distribution reinvestment	6/30/2020	38	373	—	—	$9.77 per share
Third quarter 2020 distribution reinvestment	9/15/2020	44	471	—	—	$10.87 per share
Fourth quarter 2020 distribution reinvestment	12/14/2020	43	506	—	—	$11.73 per share
Total issuance		5,948	$82,723	$2,473	$251

Issuance of Common Stock for the Year Ended December 31, 2019 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2019 distribution reinvestment	3/29/2019	40	$519	$—	$—	$13.07 per share
Second quarter 2019 distribution reinvestment	6/14/2019	39	528	—	—	$13.40 per share
Third quarter 2019 distribution reinvestment	9/16/2019	35	555	—	—	$15.68 per share
Fourth quarter 2019 distribution reinvestment	12/16/2019	28	382	—	—	$13.64 per share
Total issuance		142	$1,984	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2018 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2018 distribution reinvestment	4/6/2018	22	$249	$—	$—	$11.35 per share
Second quarter 2018 distribution reinvestment	6/15/2018	19	234	—	—	$12.08 per share
Public offering of common stock(1)	8/9/2018	6,000	82,200	—	260	$13.70 per share
Private placement(1)	8/9/2018	400	5,480	—	—	$13.70 per share
Exercise of over-allotment option	8/31/2018	525	7,191	—	—	$13.70 per share
Third quarter 2018 distribution reinvestment	9/14/2018	31	379	—	—	$12.39 per share
Fourth quarter 2018 distribution reinvestment	12/14/2018	39	448	—	—	$11.35 per share
Special 2018 distribution reinvestment	12/28/2018	14	145	—	—	$10.55 per share
Total issuance		7,050	$96,326	$—	$260
_______________
(1)In connection with the offering, the Company’s investment adviser agreed to bear all of the sales load and to pay to the underwriters an additional supplemental payment of approximately $0.04 per share.
There was no repurchase of the Company’s common stock during the years ended December 31, 2020, 2019 and 2018.
The Company had 30,870,815 and 24,922,762 shares of common stock outstanding as of December 31, 2020 and 2019, respectively.
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
For the tax years ended December 31, 2020, 2019 and 2018, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $478,000, $259,000 and $155,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to December 31, 2020. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Announced	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
Total cash distributions				$10.06
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.
(2)Represents a special distribution.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company's consolidated statements of operations through December 31, 2020, 2019 and 2018, respectively. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years. For the year ended December 31, 2020, total distributions of $1.54 per share were declared and paid, which includes a $0.10 per share special distribution paid on January 13, 2021, and represented a distribution of ordinary income and long term capital gains as a result of the Company’s earnings and profits exceeding its distributions. For the year ended December 31, 2019, total distributions of $1.44 per share were declared and paid and represented a distribution of ordinary income and long term capital gains as a result of the Company’s earnings and profits exceeding its distributions. For the year ended December 31, 2018, total distributions of $1.54 per share were declared and paid and represented a distribution of ordinary income as the Company’s earnings and profits for these years exceeded its distributions. As of December 31, 2020, the Company estimated it had undistributed 2020 taxable earnings of $16.2 million, or $0.53 per share. The Company expects to pay this “spillover” income as part of the 2021 dividends. Since March 5, 2014 (commencement of operations) to December 31, 2020, total distributions of $10.06 per share have been declared, and $9.96 per share have been paid as of December 31, 2020.

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
It is the Company’s intention to distribute 100% of its annual taxable income to its stockholders and thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018.
In addition, during the year ended December 31, 2020, the Company adjusted net assets for permanent differences between financial reporting and tax reporting. These differences relate to non-deductible excise taxes that were reclassified between the following components of net assets:

	For the Year Ended December 31,
(in thousands)	2020	2019
Paid-in capital in excess of par value	$(478)	$(259)
Undistributed net investment income	411	259
Realized gains (losses)	67	—
For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains, or a combination thereof. During the year ended December 31, 2020, the Company distributed $47.4 million through four regular quarterly distributions and one special dividend. During the years ended December 31, 2019 and 2018, the Company distributed $35.8 million and $33.0 million, respectively, through four regular quarterly distributions. The tax character of distributions paid for the year ended December 31, 2020 and 2019, was $44.3 million and $35.4 million from ordinary income with $3.1 million and $0.4 million in distributions made from long term capital gains, respectively. The Company expects to distribute $16.2 million of undistributed taxable income in 2021 to meet its intention of distributing all of its taxable income earned in the calendar year 2020. The amount of undistributed taxable income in the calendar year 2020 arises from $11.2 million of excess ordinary income. The Company distributed $7.3 million of undistributed taxable income in 2020 to meet its intention of distributing all of its taxable income earned in the calendar year 2019. There are no differences between book and tax cost as of December 31, 2020. As of December 31, 2020 the Company has no capital loss carryforwards available to offset future realized capital gains.
As of December 31, 2020 and 2019, the components of distributable earnings on a tax basis are as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019
Undistributed ordinary income	$11,244	$7,249
Undistributed-long term capital gains/(loss) carryforward	5,001	(507)
Unrealized gains (losses)	(28,633)	(7,537)
Total	$(12,388)	$(795)
For the year ended December 31, 2020, the Company paid $259,000 of U.S. federal excise tax and had $478,000 accrued but unpaid U.S federal excise tax as of the balance sheet date. For the year ended December 31, 2019, the Company paid $155,000 of U.S. federal excise tax and had $259,000 accrued but unpaid U.S federal excise tax as of the balance sheet date.
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

Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2017-2020 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The Company may remain subject to examination by the state taxing authorities for an additional year depending on the jurisdiction.
Note 13. Selected Quarterly Financial Results
The following tables set forth selected quarterly financial data for the three months ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020, and for the three months ended March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019.

Selected Quarterly Financial Results (unaudited) (in thousands, except per share data)	For the Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total investment and other income	$20,841	$23,796	$23,125	$23,422
Net investment income	$12,237	$11,536	$12,205	$11,876
Net realized gains (losses)	$(330)	$801	$4,089	$3,990
Net unrealized gains (losses)	$(17,025)	$8,885	$(1,850)	$(11,107)
Net increase (decrease) in net assets resulting from operations	$(5,118)	$21,222	$14,444	$4,759

Basic and diluted net investment income per share	$0.41	$0.38	$0.40	$0.39
Basic and diluted net increase in net assets per share	$(0.17)	$0.69	$0.47	$0.15
Net asset value per common share at period end	$12.85	$13.17	$13.28	$12.97

Selected Quarterly Financial Results (unaudited) (in thousands, except per share data)	For the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total investment and other income	$17,491	$18,941	$15,690	$21,265
Net investment income	$9,915	$10,123	$7,113	$11,102
Net realized gains (losses)	$(29)	$(17)	$(1,801)	$1,226
Net unrealized gains (losses)	$1,183	$13,755	$(14,124)	$(6,688)
Net increase (decrease) in net assets resulting from operations	$11,069	$23,861	$(8,812)	$5,640

Basic and diluted net investment income per share	$0.40	$0.41	$0.29	$0.45
Basic and diluted net increase in net assets per share	$0.45	$0.96	$(0.35)	$0.23
Net asset value per common share at period end	$13.59	$14.19	$13.47	$13.34
Note 14. Subsequent Events
Distribution
On February 24, 2021, the Board declared a $0.36 per share regular quarterly distribution, payable on March 31, 2021 to stockholders of record on March 15, 2021.
Recent Portfolio Activity
From January 1, 2021 through March 2, 2021, the Company closed $48.4 million of additional debt commitments and funded $42.9 million in new investments. TPC’s direct originations platform entered into $58.1 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From January 1, 2021 through March 2, 2021, the Company received $17.4 million of principal prepayments generating approximately $0.5 million of accelerated income.
On January 11, 2021, the Company sold its investments in portfolio company Knotel, Inc. (“Knotel”) to a third party for gross proceeds of approximately $15.0 million plus potential equity in the post-bankruptcy entity. On January 31, 2021, Knotel filed for Chapter 11 bankruptcy protection. The fair value of the Company’s investments in Knotel as of December 31, 2020 was $15.0 million, reflecting cash proceeds received in January 2021.
Amendment to the Credit Facility
On January 29, 2021, the Company amended the Credit Facility to increase the capacity of the Credit Facility to $350 million from $325 million and add a new lender. The $25 million increase in the capacity of the Credit Facility was made under the accordion feature in the Credit Facility.

Issuance of 4.50% Series 2021A Senior Notes Due 2026
On March 1, 2021, the Company issued $200,000,000 in aggregate principal amount of 4.50% Series 2021A Senior Notes due 2026 (the “2026 Notes”). The 2026 Notes were issued in a private placement to certain qualified institutional investors, pursuant to the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes bear a fixed interest rate of 4.50% per year and will mature on March 1, 2026, unless redeemed, purchased or prepaid by the Company prior to such date in accordance with their terms. In the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
Interest on the 2026 Notes will be due semiannually on March 19 and September 19 each year, beginning on September 19, 2021. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes and the 2025 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes.
The 2026 Notes were offered in reliance on Section 4(a)(2) of Securities Act. The 2026 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
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

Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
Attestation Report of the Registered Public Accounting Firm
This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2020 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.
3. Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
Fees and Expenses
The information in the following table is being provided to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K, or any filing under the Securities Act into which this Annual Report on Form 10-K is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder Transaction Expenses:
Sales load payable by us (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as percentage of net assets attributable to common stock):
Base management fee payable under the Investment Advisory Agreement	3.10%	(4)
Incentive fee payable under the Investment Advisory Agreement (20% of net investment income and realized capital gains)	2.18%	(5)
Interest payments on borrowed funds	3.87%	(6)
Other expenses	1.67%	(7)
Total annual expenses	10.82%
_______________
(1)In the event that the securities under are sold to or through underwriters or agents, a corresponding prospectus or prospectus supplement will disclose the applicable sales load.
(2)The prospectus supplement corresponding to each offering will disclose the applicable estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)The expenses associated with the administration of the dividend reinvestment plan are included in “Other expenses.” The plan administrator’s fees will be paid by us. We will not charge any brokerage charges or other charges to stockholders who participate in the plan. However, your own broker may impose brokerage charges in connection with your participation in the plan.
(4)Our base management fee, payable quarterly in arrears, is calculated at an annual rate of 1.75% of our average adjusted gross assets, including assets purchased with borrowed amounts and other forms of leverage. See “Business-Management Agreements-Investment Advisory Agreement” in this Annual Report on Form 10-K for more information.
(5)Assumes that annual incentive fees earned by our Adviser remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the year ended December 31, 2020 adjusted for any equity issuances. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable.

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
(6)“Interest payments on borrowed funds” represent our annual interest payment, fees and credit facility expenses based on results of operations for the year ended December 31, 2020, including with respect to the Credit Facility, the 2022 Notes and the 2025 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board’s and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)“Other expenses” (approximately $6.7 million) represent amounts which are based upon the results of our operations for the year ended December 31, 2020, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.
Example

    The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$121	$278	$425	$747
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized gains	$131	$304	$461	$795
_______________
(1)Assumes no return from net realized capital gains or net unrealized capital appreciation.
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

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
We have adopted a code of business conduct and ethics that applies to directors, officers and employees of the Company. This code of ethics is published under the “Governance Documents” tab on our website at www.tpvg.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
(b)Exhibits
    The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate(3)

4.2	Indenture between TriplePoint Venture Growth BDC Corp. and U.S. National Bank Association, as trustee, dated July 31, 2015(4)

4.3	Second Supplemental Indenture relating to the 5.75% Notes due 2022, by and between TriplePoint Venture Growth BDC Corp and U.S. National Bank Association, as trustee, dated July 14, 2017(5)

4.4	Form of Global Note with respect to the 5.75% Notes due 2022(6)

4.5	Master Note Purchase Agreement, dated March 19, 2020, by and among TriplePoint Venture Growth BDC Corp and the Purchasers party thereto(17)

4.6	Form of 4.50% Series 2020A Senior Note, due March 19, 2025 (incorporated by reference to Exhibit 4.5 hereto)

4.7	First Supplement to Master Note Purchase Agreement, dated as of March 1, 2021, by and among TriplePoint Venture Growth BDC Corp. and the Additional Purchasers party thereto(18)

4.8	Form of 4.50% Series 2021A Senior Note, due March 1, 2026 (incorporated by reference to Exhibit 4.7 hereto)

4.9	Description of TriplePoint Venture Growth BDC Corp.’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934(19)

10.1	Dividend Reinvestment Plan(7)

10.2	Investment Advisory Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Advisers LLC, dated February 18, 2014(8)

10.3	Custody Agreement between TriplePoint Venture Growth BDC Corp. and U.S. Bank, N.A., dated February 26, 2014(9)

10.4	Administration Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Administrator LLC, dated February 18, 2014(10)

10.5	License Agreement between TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, dated February 18, 2014(11)

10.6	Form of Indemnification Agreement between TriplePoint Venture Growth BDC Corp. and each of its directors and executive officers(12)

10.7
Form of Receivables Financing Agreement, dated as of February 21, 2014, among TPVG Variable Funding Company LLC, as borrower, TriplePoint Venture Growth BDC Corp., individually and as collateral manager and as sole equityholder of the borrower, Vervent Inc., as backup collateral manager, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, Deutsche Bank Trust Company Americas, as paying agent, the other agents parties thereto and U.S. Bank National Association, as custodian, as amended and conformed through Amendment No. 13 dated January 29, 2021(*)(**)

10.8	Pledge Agreement between TriplePoint Venture Growth BDC Corp., TPVG Variable Funding Company LLC and Deutsche Bank AG, dated February 21, 2014(13)

10.9	Blocked Account Control Agreement between TPVG Variable Funding Company LLC, Deutsche Bank AG and U.S. Bank, National Association, dated February 21, 2014(14)

10.10
Securities Purchase Agreement, dated as of October 25, 2017, by and between the Company and certain investment funds managed by the Alternative Investments  & Manager Selection Group of Goldman Sachs Asset Management, L.P.(15)

10.11	Securities Purchase Agreement, dated as of October 25, 2017, by and between the Company and James P. Labe, Sajal K. Srivastava, and Andrew J. Olson(16)

21.1	List of Subsidiaries(*)

23.1	Consent of Deloitte & Touche LLP(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

99.1	Report of Deloitte & Touche LLP on Senior Securities Table(*)
(1)Incorporated by reference to Exhibit (a) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.
(2)Incorporated by reference to Exhibit (b) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.
(3)Incorporated by reference to Exhibit (d) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.
(4)Incorporated by reference to Exhibit (1) to the Registrant’s Form 8-A (File No. 001-36328) on August 4, 2015.
(5)Incorporated by reference to Exhibit d(6) to the Registrant’s Post-Effective Amendment No. 6 to TriplePoint Venture Growth BDC Corp.’s Registration Statement on Form N-2 (File No. 333-204933) filed on July 14, 2017.
(6)Incorporated by reference to Exhibit d(7) to the Registrant’s Post-Effective Amendment No. 6 to TriplePoint Venture Growth BDC Corp.’s Registration Statement on Form N-2 (File No. 333-204933) filed on July 14, 2017.
(7)Incorporated by reference to Exhibit (e) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.
(8)Incorporated by reference to Exhibit (g) to the Registrant’s Pre-Effective Amendment No. 2 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on February 24, 2014.
(9)Incorporated by reference to Exhibit (j) to the Registrant’s Pre-Effective Amendment No. 3 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on March 3, 2014.
(10)Incorporated by reference to Exhibit (k)(1) to the Registrant’s Pre-Effective Amendment No. 2 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on February 24, 2014.
(11)Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-Effective Amendment No. 2 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on February 24, 2014.
(12)Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.
(13)Incorporated by reference to Exhibit (k)(9) to the Registrant’s Pre-Effective Amendment No. 3 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on March 3, 2014.
(14)Incorporated by reference to Exhibit (k)(10) to the Registrant’s Pre-Effective Amendment No. 3 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on March 3, 2014.
(15)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on October 26, 2017.
(16)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on October 26, 2017.
(17)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 19, 2020.
(18)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 1, 2021.
(19)Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-K (File No. 814-01044) filed on March 4, 2020.
(*)    Filed herewith.
(**)    Exhibits and schedules to this exhibit have been omitted in accordance with Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
(c)Financial Statement Schedules

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

TriplePoint Venture Growth BDC Corp.
Date: March 3, 2021	By:	/s/ JAMES P. LABE
James P. Labe
Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 3, 2021.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	James P. Labe		March 3, 2021

By:	/s/ CHRISTOPHER M. MATHIEU	Chief Financial Officer (Principal Financial and Accounting Officer)
	Christopher M. Mathieu		March 3, 2021

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President, Secretary, Treasurer and Director
	Sajal K. Srivastava		March 3, 2021

By:	/s/ GILBERT E. AHYE	Director
	Gilbert E. Ahye		March 3, 2021

By:	/s/ STEVEN P. BIRD	Director
	Steven P. Bird		March 3, 2021

By:	/s/ STEPHEN A. CASSANI	Director
	Stephen A. Cassani		March 3, 2021

By:	/s/ CYNTHIA M. FORNELLI	Director
	Cynthia M. Fornelli		March 3, 2021