Form 10-Q
period 2021-03-31
TriplePoint Venture Growth BDC Corp.
filed 2021-05-05
CIK 1580345

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
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
There were 30,917,113 shares of the Registrant’s common stock outstanding as of May 5, 2021.

TriplePoint Venture Growth BDC Corp.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investments at fair value (amortized cost of $643,690 and $662,423, respectively)	$633,696	$633,779
Cash and cash equivalents	114,964	38,219
Restricted cash	1,135	6,458
Deferred credit facility costs	2,886	3,152
Prepaid expenses and other assets	2,467	1,901
Total assets	$755,148	$683,509

Liabilities
Revolving Credit Facility	$—	$118,000
2022 Notes, net	74,092	73,964
2025 Notes, net	69,198	69,148
2026 Notes, net	197,901	—
Base management fee payable	2,924	3,067
Income incentive fee payable	2,227	2,782
Dividends payable	—	3,087
Other accrued expenses and liabilities	7,006	13,026
Total liabilities	$353,348	$283,074
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	309	309
Paid-in capital in excess of par value	413,138	412,514
Total distributable earnings (loss)	(11,647)	(12,388)
Total net assets	$401,800	$400,435
Total liabilities and net assets	$755,148	$683,509

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	30,917	30,871
Net asset value per share	$13.00	$12.97

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2021	2020
Investment income
Interest income from investments	$19,191	$20,274
Other income
Expirations / terminations of unfunded commitments	328	548
Other fees	455	19
Total investment and other income	19,974	20,841

Operating expenses
Base management fee	2,924	2,774
Income incentive fee	2,227	—
Interest expense and amortization of fees	4,351	4,162
Administration agreement expenses	519	681
General and administrative expenses	1,046	987
Total operating expenses	11,067	8,604

Net investment income	8,907	12,237

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	(15,697)	(330)
Net change in unrealized gains (losses) on investments	18,649	(17,025)
Net realized and unrealized gains (losses)	2,952	(17,355)

Net increase (decrease) in net assets resulting from operations	$11,859	$(5,118)

Basic and diluted net investment income per share	$0.29	$0.41
Basic and diluted net increase (decrease) in net assets per share	$0.38	$(0.17)
Basic and diluted weighted average shares of common stock outstanding	30,881	29,883

Total basic and diluted distributions declared per share	$0.36	$0.36

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance at December 31, 2019	24,923	$249	$333,052	$(795)	$332,506
Net increase (decrease) in net assets resulting from operations	—	—	—	(5,118)	(5,118)
Issuance of common stock	5,750	57	78,180	—	78,237
Distributions reinvested in common stock	73	1	412	—	413
Distributions from distributable earnings	—	—	—	(11,042)	(11,042)
Balance at March 31, 2020	30,746	$307	$411,644	$(16,955)	$394,996

Balance at December 31, 2020	30,871	$309	$412,514	$(12,388)	$400,435
Net increase (decrease) in net assets resulting from operations	—	—	—	11,859	11,859
Distributions reinvested in common stock	46	—	624	—	624
Distributions from distributable earnings	—	—	—	(11,118)	(11,118)
Balance at March 31, 2021	30,917	$309	$413,138	$(11,647)	$401,800

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$11,859	$(5,118)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(59,906)	(79,519)
Principal payments and proceeds from investments	66,035	6,813
Payment-in-kind interest on investments	(1,981)	(852)
Net change in unrealized (gains) losses on investments	(18,649)	17,025
Net realized (gains) losses on investments	15,697	330
Amortization and (accretion) of premiums and discounts, net	(921)	(1,335)
(Accretion) reduction of end-of-term payments, net of prepayments	(192)	(2,488)
Amortization of debt fees and issuance costs	705	412
Change in operating assets and liabilities:
Prepaid expenses and other assets	(566)	4
Base management fee payable	(143)	312
Income incentive fee payable	(555)	(1,362)
Payable to directors and officers	—	(86)
Other accrued expenses and liabilities	(6,020)	(6,358)
Net cash (used in) provided by operating activities	5,363	(72,222)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	40,000	74,000
Repayments under revolving credit facility	(158,000)	(79,300)
Distributions paid	(13,580)	(10,629)
Deferred credit facility costs	(226)	—
Debt issuance costs 2026 Notes	(2,135)	—
Proceeds from issuance of 2026 Notes	200,000	—
Proceeds from issuance of 2025 Notes	—	69,054
Proceeds from issuance of common stock	—	78,236
Net cash provided by (used in) financing activities	66,059	131,361
Net change in cash, cash equivalents and restricted cash	71,422	59,139
Cash, cash equivalents and restricted cash at beginning of period	44,677	26,441
Cash, cash equivalents and restricted cash at end of period	$116,099	$85,580

	For the Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$114,964	$84,693
Restricted cash	1,135	887
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$116,099	$85,580

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,789	$3,685
Distributions reinvested	$624	$413
Excise tax paid	$478	$259

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2021
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Business Applications Software
Envoy, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)	5/22/2020	$1,000	$999	$999	5/31/2023
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)(2)	3/31/2021	2,000	1,947	1,947	3/31/2024
			3,000	2,946	2,946
Hi.Q, Inc.	Growth Capital Loan (10.75% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,225	13,225	6/30/2023
	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 1.00% EOT payment)(2)	12/31/2020	6,868	6,829	6,829	8/31/2025
			20,118	20,054	20,054
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	6/29/2018	5,315	5,583	5,598	6/30/2022
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	11/5/2019	4,516	4,554	4,579	11/30/2023
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	1/31/2020	2,855	2,876	2,894	1/31/2024
			12,686	13,013	13,071
Passport Labs, Inc.	Growth Capital Loan (9.75% interest rate, 5.25% EOT payment)	10/11/2018	19,000	19,241	19,057	8/31/2023
	Growth Capital Loan (10.25% interest rate, 5.25% EOT payment)	5/15/2019	6,000	6,018	5,949	3/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/15/2019	5,000	5,054	4,995	5/31/2024
			30,000	30,313	30,001
Total Business Applications Software - 16.44%*			65,804	66,326	66,072

Commercial Services
Transfix, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 2.00% EOT payment)	12/23/2019	10,000	10,042	10,042	12/31/2021
Total Commercial Services - 2.50%*			10,000	10,042	10,042

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)(2)	10/8/2020	6,000	5,923	5,923	10/31/2023
Total Consumer Finance - 1.47%*			6,000	5,923	5,923

Consumer Non-Durables
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)	9/30/2020	19,000	18,852	18,852	9/30/2024
Total Consumer Non-Durables - 4.69%*			19,000	18,852	18,852

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)(2)	12/23/2020	3,000	2,942	2,942	12/31/2023
	Growth Capital Loan (9.00% interest rate, 7.00% EOT payment)(2)	3/26/2021	6,000	5,832	5,832	3/31/2024
			9,000	8,774	8,774
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	3,350	3,327	3,327	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	6,700	6,514	6,514	12/31/2024
			10,050	9,841	9,841
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 11.75% EOT payment)	2/26/2019	4,000	4,187	4,187	2/29/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 11.75% EOT payment)	4/4/2019	5,000	5,143	5,143	2/29/2024
			9,000	9,330	9,330
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	2/1/2021	8,654	8,424	8,155	1/31/2025
Total Consumer Products and Services - 8.98%*			36,704	36,369	36,100

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2021
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 7.50% floor, 3.50% EOT payment)	4/15/2020	$1,000	$1,030	$1,031	4/30/2021
Total Consumer Retail - 0.26%*			1,000	1,030	1,031

E-Commerce - Clothing and Accessories
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	15,000	14,649	14,649	3/31/2024
Outfittery GMBH(1)(3)	Growth Capital Loan (5.50% interest rate, 5.50% PIK, 9.00% EOT payment)(2)	1/8/2021	18,777	19,482	19,275	12/31/2023
	Revolver (4.50% interest rate, 4.50% PIK, 5.00% EOT payment)(2)	3/5/2020	3,298	3,377	3,522	12/31/2022
			22,075	22,859	22,797
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	12/4/2020	10,500	10,127	10,127	12/31/2023
Total E-Commerce - Clothing and Accessories - 11.84%*			47,575	47,635	47,573

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)(2)	1/31/2020	8,250	8,605	8,605	4/30/2021
	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)(2)	1/31/2020	2,667	2,782	2,782	4/30/2021
Total E-Commerce - Personal Goods - 2.83%*			10,917	11,387	11,387

Entertainment
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest rate, 9.50% EOT payment)(2)	6/25/2014	14,754	14,667	14,506	6/30/2022
	Growth Capital Loan (9.00% PIK interest rate)(2)	3/17/2020	1,099	1,099	1,079	3/31/2023
	Growth Capital Loan (9.00% PIK interest rate)(2)	12/21/2020	1,025	1,025	1,000	12/31/2023
			16,878	16,791	16,585
Roli, Ltd.(1)(3)(7)	Growth Capital Loan (11.00% PIK interest rate, 9.50% EOT payment)(2)	5/23/2018	10,732	10,767	8,036	5/31/2021
	Growth Capital Loan (11.00% PIK interest rate, 9.50% EOT payment)(2)	5/23/2018	1,342	1,346	1,005	5/31/2021
	Growth Capital Loan (11.25% PIK interest rate, 9.50% EOT payment)(2)	7/16/2018	1,325	1,317	995	7/31/2021
	Revolver (8.75% PIK interest rate, 4.00% EOT payment)(2)	7/5/2018	129	129	98	10/31/2020
	Revolver (9.75% PIK interest rate, 4.00% EOT payment)(2)	7/5/2018	1,898	1,898	1,439	10/31/2020
	Revolver (9.75% PIK interest rate, 4.00% EOT payment)(2)	9/27/2018	4,556	4,556	3,470	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 10.00% EOT payment)(2)	6/5/2019	1,283	1,340	1,053	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	7/9/2019	627	627	501	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	8/28/2019	538	538	441	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	10/24/2019	4,925	4,925	3,796	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	4/23/2020	1,390	1,390	1,126	7/31/2020
	Convertible Note (8.00% interest rate)(2)	7/15/2020	2,525	2,525	—	7/15/2023
			31,270	31,358	21,960
Total Entertainment - 9.59%*			48,148	48,149	38,545

Financial Institution and Services
Prodigy Finance Limited(1)(3)	Growth Capital Loan (8.00% PIK interest rate)(2)	12/31/2020	36,967	35,907	35,655	12/1/2023
	Growth Capital Loan (9.00% PIK interest rate)(2)	1/19/2021	4,324	4,304	4,304	6/30/2021
	Growth Capital Loan (9.00% PIK interest rate)(2)	1/19/2021	766	763	763	6/30/2021
Total Financial Institution and Services - 10.13%*			42,057	40,974	40,722

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)(2)	12/30/2020	15,000	14,649	14,649	12/31/2024
Total Food & Drug - 3.65%*			15,000	14,649	14,649

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2021
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Healthcare Technology Systems
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	$5,000	$4,849	$4,849	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,849	4,849	12/31/2023
			10,000	9,698	9,698
Nurx Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 7.75% EOT payment)	11/5/2019	18,062	18,471	18,471	11/30/2023
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)(2)	12/31/2020	10,000	9,899	9,899	12/31/2025
			28,062	28,370	28,370
Total Healthcare Technology Systems - 9.47%*			38,062	38,068	38,068

Household & Office Goods
Casper Sleep Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 12.50% floor, 7.50% EOT payment)	8/9/2019	15,000	15,173	15,173	8/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 11.25% floor, 6.25% EOT payment)	11/1/2019	15,000	15,216	15,216	10/31/2022
Total Household & Office Goods - 7.56%*			30,000	30,389	30,389

Multimedia and Design Software
Pencil and Pixel, Inc.	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	3/20/2020	10,000	10,086	10,086	3/31/2023
	Growth Capital Loan (9.75% interest rate, 4.25% EOT payment)(2)	12/31/2020	5,000	4,917	4,917	12/31/2023
Total Multimedia and Design Software - 3.73%*			15,000	15,003	15,003

Network Systems Management Software
Signifyd, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.25% floor, 8.75% EOT payment)	4/8/2020	6,000	6,009	6,009	10/31/2023
Virtual Instruments Corporation	Growth Capital Loan (10.00% interest rate)	4/4/2016	5,000	5,000	4,971	4/4/2022
	Growth Capital Loan (5.00% PIK interest rate)(2)	8/7/2018	32,352	32,352	28,136	4/4/2022
			37,352	37,352	33,107
Total Network Systems Management Software - 9.74%*			43,352	43,361	39,116

Other Financial Services
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,646	6,502	3/8/2031
Upgrade, Inc.	Growth Capital Loan (12.00% interest rate)(2)	1/29/2021	18,170	18,170	18,170	1/31/2024
Total Other Financial Services - 6.14%*			25,205	24,816	24,672

Real Estate Services
Sonder USA, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.25% EOT payment)	12/28/2018	12,993	13,673	13,673	6/30/2022
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	5,000	5,027	5,027	3/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	2,000	2,003	2,003	3/31/2024
Total Real Estate Services - 5.15%*			19,993	20,703	20,703

Security Services
ForgeRock, Inc.	Growth Capital Loan (Prime + 2.90% interest rate, 8.40% floor, 8.00% EOT payment)	3/27/2019	10,000	10,241	10,241	9/30/2023
	Growth Capital Loan (Prime + 3.70% interest rate, 9.20% floor, 8.00% EOT payment)	9/30/2019	10,000	10,130	10,130	12/31/2023
	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 8.00% EOT payment)	12/23/2019	10,000	10,084	10,084	12/31/2023
Total Security Services - 7.58%*			30,000	30,455	30,455

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2021
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	10/21/2019	$10,000	$10,267	$9,922	4/30/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	11/27/2019	5,000	5,116	4,932	5/31/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	1/6/2020	10,000	10,179	9,764	7/31/2022
Total Shopping Facilitators - 6.13%*			25,000	25,562	24,618

Social/Platform Software
ClassPass Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	8/15/2019	15,000	15,368	15,278	8/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	9/30/2019	15,000	15,321	15,227	9/30/2023
Total Social/Platform Software - 7.59%*			30,000	30,689	30,505

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	19,981	19,666	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	9,929	9,745	3/31/2024
	Convertible Note (5.00% interest rate)(2)	8/11/2020	300	300	295	2/11/2023
Total Travel & Leisure - 7.39%*			30,300	30,210	29,706

Total Debt Investments - 142.89%*			$589,117	$590,592	$574,131

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2021
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*			48,500	35	13

Building Materials/Construction Machinery
View, Inc.	Preferred Stock(2)	6/13/2017	105,682	500	35
Total Building Materials/Construction Machinery - 0.01%*			105,682	500	35

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	102
Envoy, Inc.	Preferred Stock	5/8/2020	35,893	82	86
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	252
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	971
	Preferred Stock(2)	12/31/2020	36,498	45	45
			643,450	241	1,016
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	335
Passport Labs, Inc.	Preferred Stock	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018	—	213	161
Toast, Inc.	Preferred Stock(2)	2/1/2018	26,325	27	401
Total Business Applications Software - 1.38%*			1,434,246	2,804	5,525

Business to Business Marketplace
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	13,939	92	92
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	33
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.06%*			147,705	212	236

Commercial Services
Transfix, Inc.	Preferred Stock	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*			133,502	188	188

Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Preferred Stock(2)	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.05%*			323,381	670	205

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	36,972	97	97
Hello Digit, Inc.	Preferred Stock(2)	9/8/2020	723	12	12
Total Consumer Finance - 0.03%*			37,695	109	109

Consumer Non-Durables
Hims & Hers Health, Inc. (fka Hims, Inc.)	Preferred Stock(2)	11/27/2019	217,943	73	1,388
Imperfect Foods, Inc.	Preferred Stock(2)	6/6/2019	49,709	189	275
	Common Stock	9/30/2020	48,391	208	354
			98,100	397	629
Total Consumer Non-Durables - 0.50%*			316,043	470	2,017

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2021
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Products and Services
Clutter Inc.	Preferred Stock(2)	10/18/2018	77,434	$363	$567
	Preferred Stock(2)	9/30/2020	29,473	169	169
			106,907	532	736
Hydrow, Inc.	Common Stock(2)	2/9/2021	103,267	143	267
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	15
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	143	143
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	2/1/2021	704,689	145	140
Total Consumer Products and Services - 0.58%*			1,703,231	1,787	2,321

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	127
Savage X, Inc.	Preferred Stock	4/7/2020	28,977	471	499
Total Consumer Retail - 0.16%*			192,440	639	626

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	173,341	521	714
Minted, Inc.	Preferred Stock	9/30/2020	44,554	432	432
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017	—	1,850	2,806
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	387
	Common Stock(2)	11/25/2015	149,203	1,081	1,010
			237,240	1,294	1,397
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock(2)	11/30/2020	163,807	580	600
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018	—	39	57
Total E-Commerce - Clothing and Accessories - 1.51%*			693,942	4,757	6,076

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Preferred Stock(2)	9/7/2018	336,304	269	538
Grove Collaborative, Inc.	Preferred Stock	4/2/2018	264,140	219	1,305
	Preferred Stock	5/22/2019	109,114	228	347
			373,254	447	1,652
Total E-Commerce - Personal Goods - 0.55%*			709,558	716	2,190

Educational/Training Software
Live Learning Technologies LLC (fka Varsity Tutors LLC)	Preferred Stock(2)(5)	3/13/2017	240,590	65	185
Total Educational/Training Software - 0.05%*			240,590	65	185

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	274
Roli, Ltd.(1)(3)	Preferred Stock(2)	5/23/2018	102,247	644	—
Total Entertainment - 0.07%*			380,456	1,566	274

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2021
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	190
Revolut Ltd.(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	285
	Preferred Stock(2)	10/29/2019	7,945	324	117
			14,198	364	402
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,288	382	479
	Preferred Stock(2)	12/23/2015	46,548	136	136
			174,836	518	615
Total Financial Institution and Services - 0.53%*			516,568	2,112	2,116

Food & Drug
Capsule Corporation	Preferred Stock(2)	1/17/2020	202,533	437	1,177
	Cash Exit Fee(2)(5)	12/28/2018	—	129	245
Total Food & Drug - 0.35%*			202,533	566	1,422

General Media and Content
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	625	1,092
Total General Media and Content - 0.27%*			774,352	625	1,092

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	43
Groop Internet Platfom, Inc.	Preferred Stock(2)	5/15/2019	50,881	128	219
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	195
Nurx Inc.	Preferred Stock	8/19/2019	170,716	270	270
Total Healthcare Technology Systems - 0.18%*			1,341,087	651	727

Household & Office Goods
Casper Sleep Inc.	Preferred Stock	3/1/2019	21,736	240	31
Total Household & Office Goods - 0.01%*			21,736	240	31

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*			8,036	112	—

Multimedia and Design Software
Pencil and Pixel, Inc.	Preferred Stock	2/28/2020	179,211	199	289
Total Multimedia and Design Software - 0.07%*			179,211	199	289

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	54
Signifyd, Inc.	Preferred Stock	12/19/2019	33,445	132	332
Total Network Systems Management Software - 0.10%*			52,390	186	386

Other Financial Services
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	323	316
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	744,225	223	193
Total Other Financial Services - 0.13%*			809,038	546	509

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2021
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Real Estate Services
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	113
	Preferred Stock(2)	11/5/2020	55,326	76	76
			109,330	120	189
Sonder Holdings Inc.	Preferred Stock	12/28/2018	136,511	232	1,140
	Preferred Stock	3/4/2020	14,291	42	70
			150,802	274	1,210
Total Real Estate Services - 0.35%*			260,132	394	1,399

Security Services
ForgeRock, Inc.	Preferred Stock(2)	3/30/2016	195,992	155	823
	Preferred Stock	3/29/2019	161,724	340	354
Total Security Services - 0.29%*			357,716	495	1,177

Shopping Facilitators
Moda Operandi, Inc.	Preferred Stock	9/27/2019	34,538	343	141
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.07%*			165,544	385	279

Social/Platform Software
ClassPass Inc.	Preferred Stock	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*			84,507	281	151

Transportation
Bird Rides, Inc.	Preferred Stock(2)	4/18/2019	68,111	193	55
Total Transportation - 0.01%*			68,111	193	55

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	362	111
Inspirato, LLC	Preferred Units(2)	4/25/2013	1,994	37	45
Total Travel & Leisure - 0.04%*			14,021	399	156

Total Warrant Investments - 7.41%*				$21,902	$29,789

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2021
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	$250	$355
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	120
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	167
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Total Business Applications Software - 0.19%*			57,007	637	745

Communications Software
Pluribus Networks, Inc.	Preferred Stock(2)	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.50%*			722,073	2,000	2,000

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	14,788	150	150
Total Consumer Finance - 0.04%*			14,788	150	150

Consumer Non-Durables
Hims & Hers Health, Inc. (fka Hims, Inc.)	Preferred Stock(2)	4/29/2019	79,258	500	839
Imperfect Foods, Inc.	Preferred Stock(2)	1/29/2021	35,649	500	500
Total Consumer Non-Durables - 0.33%*			114,907	1,000	1,339

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	470
	Preferred Stock(2)	3/19/2021	46,456	335	335
Total Consumer Products and Services - 0.20%*			131,998	668	805

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	500
Total Consumer Retail - 0.12%*			17,249	500	500

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	500	768
Total E-Commerce - Clothing and Accessories - 0.19%*			67,934	500	768

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	6/5/2018	134,249	500	977
Total E-Commerce - Personal Goods - 0.24%*			134,249	500	977

Educational/Training Software
Live Learning Technologies LLC (fka Varsity Tutors LLC)	Preferred Stock(2)	1/5/2018	92,470	250	256
Total Educational/Training Software - 0.06%*			92,470	250	256

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	1,177
Total Entertainment - 0.29%*			511,665	1,000	1,177

Financial Institution and Services
GoGreenHost AB(1)(3)	Preferred Stock(2)	12/1/2017	1	2,134	657
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	15,828	13,214
Revolut Ltd.(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	1,446
Total Financial Institution and Services - 3.81%*			27,473	18,254	15,317

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	75,013	500	814
Total Food & Drug - 0.20%*			75,013	500	814

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2021
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	$196	$224
	Common Stock(2)	1/14/2020	142,855	404	264
			208,855	600	488
Groop Internet Platfom, Inc.	Preferred Stock(2)	5/15/2019	90,859	250	627
Nurx Inc.	Preferred Stock(2)	5/31/2019	136,572	1,000	1,004
Total Healthcare Technology Systems - 0.53%*			436,286	1,850	2,119

Household & Office Goods
Casper Sleep Inc.	Common Stock(2)(10)	6/19/2017	35,722	1,000	259
Total Household & Office Goods - 0.06%*			35,722	1,000	259

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	606
	Preferred Stock(2)	4/7/2020	9,022	125	125
Total Network Systems Management Software - 0.18%*			69,364	525	731

Other Financial Services
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	986
Total Other Financial Services - 0.25%*			92,901	1,000	986

Real Estate Services
Sonder Holdings Inc.	Preferred Stock(2)	5/21/2019	29,773	312	396
Total Real Estate Services - 0.10%*			29,773	312	396

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	171
Inspirato, LLC	Preferred Units(2)(4)	9/11/2014	1,948	250	266
Total Travel & Leisure - 0.11%*			4,310	550	437

Total Equity Investments - 7.41%*				$31,196	$29,776

Total Investments in Portfolio Companies - 157.71%*(11)				$643,690	$633,696

Total Investments - 157.71%*(9)				$643,690	$633,696
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2021 non-qualifying assets represented 22.5% of the Company’s total assets, at fair value.
(2)As of March 31, 2021, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $16.5 million, $26.5 million and $10.0 million, respectively, for the March 31, 2021 investment portfolio. The tax cost of investments is $643.7 million.
(7)Debt is on non-accrual status at March 31, 2021 and is therefore considered non-income producing. Non-accrual investments at March 31, 2021 had a total cost and fair value of $31.4 million and $22.0 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in one public company, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on New York Stock Exchange and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of March 31, 2021, the Company’s portfolio company investments that were subject to restrictions on sales totaled $633.4 million at fair value and represented 157.6% of the Company’s net assets. In addition, unless otherwise indicated, as of March 31, 2021, all investments are pledged as collateral as part of the Company’s revolving credit facility.
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
*    Value as a percentage of net assets.
_______________

Notes applicable to the investments presented in the foregoing schedules of investments:
•No investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Interest rate is the annual interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of March 31, 2021, Prime was 3.25%. As of March 31, 2021, approximately 49.6% or $292.1 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher.
•The EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are a fixed percentage of the original principal balance of the loan unless otherwise noted. The EOT payment is amortized and recognized as non-cash income over the loan or lease prior to its payment.
•Some of the terms noted in the foregoing schedules of investments are subject to change based on certain events such as prepayments.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2021, including the significant accounting policies described in “Note 2. Significant Accounting Policies” in the Company’s consolidated financial statements included therein.
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
The incentive fee, which provides the Adviser with a share of the income it generates for the Company, consists of two components—net investment income and net capital gains—which are largely independent of each other, and may result in one component being payable in a given period even if the other is not payable.
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

The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. The Company had cumulative realized and unrealized losses as of March 31, 2021 and 2020, and, as a result, no capital gains incentive fees were recorded for the three months ended March 31, 2021 and 2020.

Management and Incentive Fees (in thousands)	For the Three Months Ended March 31,
	2021	2020
Base management fee	$2,924	$2,774
Income incentive fee	$2,227	$—
Capital gains incentive fee	$—	$—
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
For the three months ended March 31, 2021 and 2020, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.5 million and $0.7 million, respectively.
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
Investment Valuation
The above-described valuation methodologies involve a significant degree of judgment. There is no single standard for determining the estimated fair value of investments that do not have an active observable market. Valuations of privately held investments are inherently uncertain, as they are based on estimates, and their values may fluctuate over time. The determination of fair value may differ materially from the values that would have been used if an active market for these investments existed. In some cases, the fair value of such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined.
Investments measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations as of March 31, 2021 and December 31, 2020. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$574,131	$574,131	$—	$—	$583,335	$583,335
Warrant investments	—	—	29,789	29,789	—	—	24,231	24,231
Equity investments	259	—	29,517	29,776	220	—	25,993	26,213
Total investments	$259	$—	$633,437	$633,696	$220	$—	$633,559	$633,779

The following tables show information about Level 3 investments measured at fair value for the three months ended March 31, 2021 and 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Three Months Ended March 31, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2020	$583,335	$24,231	$25,993	$633,559
Funding and purchases of investments, at cost	55,642	1,621	2,643	59,906
Principal payments and sale proceeds received from investments	(66,035)	—	—	(66,035)
Amortization and accretion of premiums and discounts, net and end-of term payments	1,119	—	—	1,119
Net realized gains (losses) on investments	(15,459)	(244)	—	(15,703)
Net change in unrealized gains (losses) included in earnings	13,548	4,181	881	18,610
Payment-in-kind coupon	1,981	—	—	1,981
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of March 31, 2021	$574,131	$29,789	$29,517	$633,437

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2021	$(1,273)	$3,992	$881	$3,600
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the three months ended March 31, 2021.

Level 3 Investment Activity (in thousands)	For the Three Months Ended March 31, 2020
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2019	$604,518	$22,090	$11,168	$637,776
Funding and purchases of investments, at cost	77,025	1,074	1,420	79,519
Principal payments and sale proceeds received from investments	(6,813)	—	—	(6,813)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,782	—	—	3,782
Net realized gains (losses) on investments	—	(289)	—	(289)
Net change in unrealized gains (losses) included in earnings	(17,614)	(374)	272	(17,716)
Payment-in-kind coupon	852	—	—	852
Gross transfers out of Level 3(1)	—	—	(592)	(592)
Fair value as of March 31, 2020	$661,750	$22,501	$12,268	$696,519

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2020	$(17,614)	$(374)	$272	$(17,716)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the three months ended March 31, 2020, the only transfer relates to an equity investment in a publicly traded company.
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended March 31, 2021, the Company recognized net realized losses on investments of $15.7 million consisting primarily of the sale of the Company’s investment in Knotel, Inc., which was rated Red (5) on the Company’s credit watch list, and its removal from the Company’s investment portfolio.
During the three months ended March 31, 2020, the Company recognized net realized losses on investments of $0.3 million, primarily as a result of the termination of warrants in one portfolio company.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains during the three months ended March 31, 2021 was $18.6 million, resulting primarily from the reversal and recognition of $15.6 million of previously recorded unrealized losses associated with Knotel, Inc., as well as net unrealized gains on the Company’s investment portfolio resulting from fair value adjustments, partially offset by $1.4 million of unrealized losses due to changes in foreign currency.
Net change in unrealized losses during the three months ended March 31, 2020 was $17.0 million, resulting primarily from mark-to-market related changes, as well as credit-related adjustments.
For the three months ended March 31, 2021, the Company recognized $0.8 million in other income consisting of $0.3 million due to the termination or expiration of unfunded commitments and $0.5 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the three months ended March 31, 2020, the Company recognized $0.6 million in other income, primarily consisting of $0.5 million due to the termination or expiration of unfunded commitments.

The following tables show a summary of quantitative information about the Level 3 fair value measurements of investments as of March 31, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	March 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$552,173	Discounted Cash Flows	Discount Rate	7.35% - 37.77%	14.84%
	21,958	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	50.00% - 50.00%
Warrant investments	24,693	Black Scholes Option Pricing Model	Revenue Multiples	0.38x - 18.21x	5.49x
			Volatility	40.00% - 85.00%	61.29%
			Term	0.20 - 6.00 Years	3.04 Years
			Discount for Lack of Marketability	5.00% - 20.00%	19.41%
			Risk Free Rate	0.06% - 0.92%	0.27%
	1,642	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.45 Years
			Discount for Lack of Marketability	20.00% - 20.00%
	3,454	Discounted Expected Return	Discount Rate	15.00% - 40.00%	32.81%
			Term	1.00 - 4.00 Years	2.11 Years
			Expected Recovery Rate	18.75% - 100.00%	72.63%
Equity investments	27,394	Black Scholes Option Pricing Model	Revenue Multiples	1.15x - 6.85x	3.59x
			Volatility	45.00% - 75.00%	60.26%
			Term	0.50 - 4.00 Years	2.98 Years
			Discount for Lack of Marketability	5.00% - 5.00%
			Risk Free Rate	0.06% - 0.64%	0.23%
	1,466	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.50 Years
			Discount for Lack of Marketability	20.00% - 20.00%
	657	Discounted Expected Recovery	Expected Recovery Rate	27.10% - 27.10%
Total investments	$633,437

Level 3 Investments (dollars in thousands)	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$546,958	Discounted Cash Flows	Discount Rate	6.61% - 35.63%	15.24%
	36,377	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	50.00% - 50.00%
Warrant investments	20,071	Black Scholes Option Pricing Model	Revenue Multiples	1.15x - 18.21x	6.38x
			Volatility	40.00% - 85.00%	60.34%
			Term	0.20 - 6.00 Years	3.19 Years
			Discount for Lack of Marketability	5.00% - 20.00%	19.41%
			Risk Free Rate	0.09% - 0.43%	0.20%
	694	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.40 Years
			Discount for Lack of Marketability	20.00% - 20.00%
	3,466	Discounted Expected Return	Discount Rate	20.00% - 40.00%	34.13%
			Term	1.00 - 4.00 Years	2.11 Years
			Expected Recovery Rate	18.75% - 100.00%	71.02%
Equity investments	24,178	Black Scholes Option Pricing Model	Revenue Multiples	0.89x - 4.50x	2.56x
			Volatility	45.00% - 70.00%	59.06%
			Term	1.00 - 4.50 Years	3.08 Years
			Discount for Lack of Marketability	5.00% - 5.00%
			Risk Free Rate	0.10% - 0.27%	0.18%
	1,158	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.50 Years
			Discount for Lack of Marketability	20.00% - 20.00%
	657	Discounted Expected Recovery	Expected Recovery Rate	27.10% - 27.10%
Total investments	$633,559
    Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
Note 5. Credit Risk
Debt investments may be affected by business, financial market or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic, economic and political developments, may significantly affect the value of these investments. In addition, the value of these investments may fluctuate as the general level of interest rates fluctuates.
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of March 31, 2021 and December 31, 2020:

Liability (in thousands)	March 31, 2021			December 31, 2020
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$350,000	$—	$350,000	$325,000	$118,000	$207,000
2022 Notes	74,750	74,750	—	74,750	74,750	—
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	—	—	—
Total before deferred financing and issuance costs	694,750	344,750	350,000	469,750	262,750	207,000
Unamortized deferred financing and issuance costs	—	(6,445)	—	—	(4,790)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$694,750	$338,305	$350,000	$469,750	$257,960	$207,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company's unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended March 31,
	2021	2020
Revolving Credit Facility
Interest cost	$577	$2,424
Unused fee	340	101
Amortization of costs and other fees	603	316
Revolving Credit Facility Total	$1,520	$2,841

2022 Notes
Interest cost	$1,075	$1,075
Amortization of costs and other fees	133	132
2022 Notes Total	$1,208	$1,207

2025 Notes
Interest cost	$787	$114
Amortization of costs and other fees	50	—
2025 Notes Total	$837	$114

2026 Notes
Interest cost	$750	$—
Amortization of costs and other fees	36	—
2026 Notes Total	$786	$—

Total interest expense and amortization of fees	$4,351	$4,162
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of March 31, 2021, the Company had $350 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on November 30, 2022, and the maturity date of the Credit Facility is May 31, 2024 (unless otherwise terminated earlier pursuant to its terms).
Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of March 31, 2021 and December 31, 2020, the Company was in compliance with all covenants under the Credit Facility.
During the three months ended March 31, 2021, gross borrowings and gross repayments under the Credit Facility were $40.0 million and $158.0 million, respectively. During the three months ended March 31, 2020, gross borrowings and gross repayments under the Credit Facility were $74.0 million and $79.3 million, respectively. At March 31, 2021, the Company did not have any outstanding borrowings under the Credit Facility and $2.9 million of deferred credit facility costs which is included in the Company’s consolidated statements of assets and liabilities. As of December 31, 2020, the Company had outstanding borrowings under the Credit Facility of $118.0 million, excluding deferred credit facility costs of $3.2 million, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

During the three months ended March 31, 2021 and 2020, the Company had average outstanding borrowings under the Credit Facility of $70.3 million and $220.5 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 5.29% and 4.60%, respectively. As of March 31, 2021 and December 31, 2020, $335.7 million and $484.5 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $419.4 million and $199.0 million of assets unencumbered, respectively.
2022 Notes
On July 14, 2017, the Company completed a public offering of $65.0 million in aggregate principal amount of its 5.75% notes due 2022 (the “2022 Notes”) and received net proceeds of $62.8 million after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, the Company issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of $9.5 million after the payment of fees and offering costs. As of March 31, 2021, the 2022 Notes were listed on the NYSE under the symbol “TPVY”.
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
The indenture governing the 2022 Notes contains certain covenants, including covenants (i) requiring the Company's compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act, whether or not the Company is subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; (ii) if the Company’s asset coverage has been below the 1940 Act minimum asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the SEC) for more than six consecutive months, prohibiting the declaration of any cash dividend or distribution on the Company’s common stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any of the Company’s common stock, unless, at the time of the declaration of the dividend or distribution or the purchase, and after deducting the amount of such dividend, distribution, or purchase, the Company is in compliance with the 1940 Act asset coverage requirements (after giving effect to any exemptive relief granted to the Company by the SEC); and (iii) requiring the Company to provide financial information to the trustee, if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. These covenants are subject to limitations and exceptions that are described in the indenture. As of March 31, 2021, the Company was in compliance with these covenants.
At March 31, 2021, the 2022 Notes had a market price of $25.30 per unit, resulting in an aggregate fair value of $75.6 million. The 2022 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.7 million of deferred issuance cost at March 31, 2021, which is amortized and expensed over the five-year term of the 2022 Notes based on an effective yield method.
As discussed under “Note 12. Subsequent Events,” the entire $74.75 million aggregate principal amount of 2022 Notes was redeemed in full on April 5, 2021 in accordance with the terms of the indenture governing the 2022 Notes. In connection with the redemption, the 2022 Notes were delisted from the New York Stock Exchange.
2025 Notes
On March 19, 2020, the Company completed a private debt offering of $70.0 million in aggregate principal amount of its 4.50% unsecured notes due March 19, 2025 (the “2025 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2025 Notes is payable semiannually on March 19 and September 19 each year.
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
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.8 million of deferred issuance cost at March 31, 2021, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. The book value of the 2025 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
2026 Notes
On March 1, 2021, the Company completed a private debt offering of $200.0 million in aggregate principal amount of its 4.50% unsecured notes due March 1, 2026 (the “2026 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2026 Notes is payable semiannually on March 19 and September 19 each year, beginning on September 19, 2021.
The 2026 Notes are governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes.
The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $2.1 million of deferred issuance cost at March 31, 2021, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. The book value of the 2026 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of March 31, 2021 and December 31, 2020:

Liability (in thousands)	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$118,000	$118,000
2022 Notes, net(1)	—	74,992	—	74,992	—	74,592	—	74,592
2025 Notes, net(2)	—	—	69,198	69,198	—	—	69,148	69,148
2026 Notes, net(3)	—	—	197,901	197,901	—	—	—	—
Total	$—	$74,992	$267,099	$342,091	$—	$74,592	$187,148	$261,740
_______________
(1)Net of debt issuance costs as of March 31, 2021 and December 31, 2020 of $0.7 million and $0.8 million, respectively.
(2)Net of debt issuance costs as of March 31, 2021 and December 31, 2020 of $0.8 million and $0.9 million, respectively.
(3)Net of debt issuance costs as of March 31, 2021 of $2.1 million.

Note 7. Commitments and Contingencies
Commitments
As of March 31, 2021 and December 31, 2020, the Company’s unfunded commitments totaled $168.8 million to 18 portfolio companies and $132.3 million to 16 portfolio companies, respectively, of which $35.3 million and $17.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. As of March 31, 2021, of the $168.8 million of unfunded commitments, $121.8 million will expire during 2021, $44.0 million will expire during 2022 and $3.0 million will expire during 2024.
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
The following table shows the Company’s unfunded commitments by portfolio company as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Tempo Interactive Inc.	$25,000	$237	$—	$—
Farmer's Business Network, Inc.	20,000	18	20,000	18
HomeLight, Inc.	14,000	146	14,000	84
DialPad, Inc.	12,000	152	5,000	101
Savage X, Inc.	11,500	574	4,000	200
Grove Collaborative, Inc.	11,000	—	11,000	—
OfferUp Inc.	10,000	192	10,000	192
Grey Orange International Inc.	10,000	132	—	—
Activehours, Inc.	9,000	64	9,000	64
Curology, Inc.	9,000	44	9,000	44
Narvar, Inc.	7,500	140	3,750	140
TFG Holding, Inc.	7,000	319	7,000	248
VanMoof Global Holding B.V.	6,282	186	—	—
Imperfect Foods, Inc.	6,000	55	6,000	55
Sonder USA, Inc.	3,000	25	3,000	25
Clutter Inc.	3,000	—	9,000	60
Hello Digit, Inc.	2,500	18	2,500	18
Envoy, Inc.	2,000	53	4,000	105
Minted, Inc.	—	25	—	25
Capsule Corporation	—	—	15,000	277
Total	$168,782	$2,380	$132,250	$1,656
_______________
(1)Does not include $2.5 million and $20.8 million backlog of potential future commitments as of March 31, 2021 and December 31, 2020, respectively. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $2.4 million and $1.7 million as of March 31, 2021 and December 31, 2020, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three months ended March 31, 2021 and 2020:

Commitments Activity (in thousands)	For the Three Months Ended March 31,
	2021	2020
Unfunded commitments at beginning of period(1)	$153,000	$241,583
New commitments(1)	90,398	102,573
Fundings	(56,908)	(78,761)
Expirations / Terminations	(15,000)	(55,333)
Foreign currency adjustments	(208)	21
Unfunded commitments and backlog of potential future commitments at end of period	$171,282	$210,083
Backlog of potential future commitments	2,500	1,100
Unfunded commitments at end of period	$168,782	$208,983
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of March 31, 2021 and December 31, 2020.

Unfunded Commitments(1) (in thousands)	March 31, 2021	December 31, 2020
Dependent on milestones	$35,250	$17,500
Expiring during:
2021	$121,750	$122,250
2022	44,032	7,000
2024	3,000	3,000
Unfunded commitments	$168,782	$132,250
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of March 31, 2021 and December 31, 2020, this backlog of potential future commitments totaled $2.5 million and $20.8 million, respectively.

Note 8. Financial Highlights
The following table shows the financial highlights for the three months ended March 31, 2021 and 2020:

Financial Highlights (in thousands, except per share data)	For the Three Months Ended March 31, or as of March 31,
	2021	2020
Per Share Data(1)(2)
Net asset value at beginning of period	$12.97	$13.34
Changes in net asset value due to:
Net investment income	0.29	0.41
Net realized gains (losses) on investments	(0.51)	(0.01)
Net change in unrealized gains (losses) on investments	0.60	(0.57)
Net increase (decrease) from capital share transactions(2)	—	0.04
Distributions from distributable earnings	(0.36)	(0.36)
Net asset value at end of period	$13.00	$12.85

Net investment income per share	$0.29	$0.41
Net increase in net assets resulting from operations per share	$0.38	$(0.17)
Weighted average shares of common stock outstanding for period	30,881	29,883
Shares of common stock outstanding at end of period	30,917	30,746

Ratios / Supplemental Data
Net asset value at beginning of period	$400,435	$332,506
Net asset value at end of period	$401,800	$394,996
Average net asset value	$402,043	$404,355
Stock price at end of period	$14.45	$5.74

Total return based on net asset value per share(3)	3.6%	2.4%
Total return based on stock price(4)	14.6%	(57.1)%

Net investment income to average net asset value(5)	9.0%	12.2%
Net increase (decrease) in net assets to average net asset value(5)	12.0%	(5.1)%
Ratio of expenses to average net asset value(5)	11.2%	8.6%
Operating expenses excluding incentive fees to average net asset value(5)	8.9%	8.6%
Income incentive fees to average net asset value(5)	2.2%	—%
Capital gains incentive fees to average net asset value(5)	0.0%	0.0%
_____________
(1)Table may not foot due to rounding.
(2)All per share activity is calculated based on the weighted average shares outstanding for the relevant period, except net increase (decrease) in net assets from capital share transactions, which is based on the common shares outstanding as of the relevant balance sheet date.
(3)Total return based on NAV is the change in ending NAV per share plus distributions per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. Total return does not reflect sales charges that may be incurred by stockholders.
(4)Total return based on stock price is the change in the ending stock price of the Company’s common stock plus distributions paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning stock price of the Company’s common stock. Total return does not reflect sales charges that may be incurred by stockholders. The total return is for the period shown and is not annualized.
(5)Percentage is presented on an annualized basis.
The weighted average portfolio yield on total debt investments shown below is for the three months ended March 31, 2021 and 2020:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended March 31,
	2021	2020
Weighted average portfolio yield on total debt investments(2)	13.3%	12.7%
Coupon income	9.7%	9.8%
Accretion of discount	0.9%	1.2%
Accretion of end-of-term payments	1.3%	1.7%
Impact of prepayments during the period	1.4%	—%
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

Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the three months ended March 31, 2021 and 2020:

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended March 31,
	2021	2020
Net investment income	$8,907	$12,237
Net increase (decrease) in net assets resulting from operations	$11,859	$(5,118)
Basic and diluted weighted average shares of common stock outstanding	30,881	29,883
Basic and diluted net investment income per share of common stock	$0.29	$0.41
Basic and diluted net increase/(decrease) in net assets resulting from operations per share of common stock	$0.38	$(0.17)
Note 10.    Equity
Since inception through March 31, 2021, the Company has issued 30,837,545 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, and a registered follow-on offering in 2020. The Company received net proceeds from these offerings of $432.9 million, net of the portion of the underwriting sales load and offering costs paid by the Company.
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
In October 2017, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accounts managed by Goldman Sachs Asset Management, L.P. (the “GSAM Purchasers”), pursuant to which the Company sold to the GSAM Purchasers an aggregate of 1,594,007 shares of the Company’s common stock in October 2017 in a private offering exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D thereunder (the “October 2017 GSAM Shares”). Subsequently, in August 2018, pursuant to the terms of the Securities Purchase Agreement, the GSAM Purchasers purchased an additional 200,000 shares of the Company’s common stock in a private offering exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D thereunder (the “August 2018 GSAM Shares” and, together with the October 2017 GSAM Shares, the “GSAM Shares”).
Pursuant to the terms of the Securities Purchase Agreement, the Company has granted the GSAM Purchasers certain registration rights and the related right to participate in future equity offerings conducted by the Company. Specifically, the GSAM Purchasers have the right to sell up to one-third of the total number of GSAM Shares then held by them, in the aggregate, in any underwritten offering initiated by the Company. Additionally, the GSAM Purchasers have the right to cause the Company to file a shelf registration statement covering the GSAM Shares to be sold by them. As of March 31, 2021, there was no effective shelf registration statement filed with the SEC covering the GSAM Shares.
The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the three months ended March 31, 2021 and the year ended December 31, 2020:

Issuance of Common Stock for the Three Months Ended March 31, 2021 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Fourth quarter 2020 special distribution reinvestment	1/13/2021	11	142	—	—	$12.76 per share
First quarter 2021 distribution reinvestment	3/31/2021	35	482	—	—	$13.73 per share
Total issuance		46	$624	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2020 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Public follow-on	1/13/2020	5,000	$70,400	$2,150	$218	$14.08 per share
Public follow-on (over-allotment)	1/17/2020	750	10,560	323	33	$14.08 per share
First quarter 2020 distribution reinvestment	3/30/2020	73	413	—	—	$5.63 per share
Second quarter 2020 distribution reinvestment	6/30/2020	38	373	—	—	$9.77 per share
Third quarter 2020 distribution reinvestment	9/15/2020	44	471	—	—	$10.87 per share
Fourth quarter 2020 distribution reinvestment	12/14/2020	43	506	—	—	$11.73 per share
Total issuance		5,948	$82,723	$2,473	$251

The Company had 30,917,113 and 30,870,815 shares of common stock outstanding as of March 31, 2021 and December 31, 2020, respectively.
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
For the tax years ended December 31, 2020, 2019 and 2018, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $478,000 and $259,000 for the years ended December 31, 2020 and 2019, respectively.
The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to March 31, 2021. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
			Total cash distributions	$10.42
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.
(2)Represents a special distribution.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company's consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or defer the payment of distributions associated with the excess taxable income for future calendar years. For the three months ended March 31, 2021 and 2020, total distributions of $0.36 per share and $0.36 per share, respectively, were declared and paid, and represented distributions from ordinary income. As of March 31, 2021, the Company estimated it had undistributed taxable earnings from net investment income (or “spillover income”) of $14.0 million, or $0.45 per share. The Company expects to pay this spillover income as part of the 2021 dividends. Since March 5, 2014 (commencement of operations) to March 31, 2021, total distributions of $10.42 per share have been paid.
Note 12. Subsequent Events
Redemption of 2022 Notes
On April 5, 2021, the entire $74.75 million aggregate principal amount of 2022 Notes was redeemed in full in accordance with the terms of the indenture governing the 2022 Notes. In connection with the redemption, the 2022 Notes were delisted from the New York Stock Exchange.
Distribution
On April 29, 2021, the Board declared a $0.36 per share regular quarterly distribution, payable on June 30, 2021 to stockholders of record on June 16, 2021.

Recent Portfolio Activity
From April 1, 2021 through May 4, 2021, the Company closed $52.0 million of additional debt commitments and funded $23.7 million in new investments. TPC’s direct originations platform entered into $67.0 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From April 1, 2021 through May 4, 2021, the Company received $46.0 million of principal prepayments generating more than $2.0 million of accelerated income.

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
•an economic downturn and the time period required for robust economic recovery therefrom, including relating to the impact of the COVID-19 pandemic, which has already generally had a material impact on our portfolio companies’ results of operations and financial condition and will likely continue to have a material impact on our portfolio companies’ results of operations and financial condition for its duration, which could lead to the loss of some or all of our investments in such portfolio companies and have a material adverse effect on our results of operations and financial condition;
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
•risks associated with possible disruption in our or our portfolio companies’ operations due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•the risks, uncertainties and other factors we identify in “Risk Factors” in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K under Part I, Item 1A, and in our other filings with the SEC that we make from time to time.
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
While we have been monitoring, and continue to monitor, the COVID-19 pandemic and its impact on our and our portfolio companies’ business, we have continued to raise capital, maintain appropriate levels of available liquidity, support and monitor our existing portfolio companies, fund existing unfunded commitments, and selectively deploy capital in new investment opportunities in venture growth stage companies. As a result of our focus on maintaining adequate liquidity amid current market uncertainty, our interest expense has modestly increased from comparable prior year periods due to maintaining a higher weighted average outstanding principal balance on borrowings and increased cash reserves.
We have seen, and may continue to see, certain of our portfolio companies experience financial distress and, depending on the duration of the COVID-19 pandemic and the extent of its disruption to operations, believe that there is an increased risk of certain of our portfolio companies defaulting on their financial obligations to us and their other capital providers. In addition, as a result of the adverse effects of the COVID-19 pandemic and the related disruption and financial distress, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. The effects of the COVID-19 pandemic have also impeded, and may continue to impede, the ability of certain of our portfolio companies to raise additional capital and/or pursue asset sales or otherwise execute strategic transactions, which could have a material adverse effect on the valuation of our investments in such companies. Portfolio companies operating in certain industries may be more susceptible to these risks than other portfolio companies in other industries in light of the effects of the COVID-19 pandemic. Some of our portfolio companies have already taken steps to significantly reduce, modify, or alter business strategies and operations, and additional portfolio companies may take similar steps if subjected to prolonged and severe financial distress, which may impair their business on a permanent basis. In addition, due to the completion of equity rounds by certain portfolio companies at lower valuations than rounds completed prior to the onset of the COVID-19 pandemic, we have experienced unrealized depreciation on certain of our warrant and equity investments despite the relevant companies’ ability to mitigate disruptions on their business strategies and operations. There can be no assurance that future equity rounds completed by our portfolio companies will be at levels greater than or equal to previous rounds, which may result in net unrealized depreciation on our warrant and equity portfolio in future periods.

In part due to these COVID-19-related developments, the fair value of certain of our portfolio investments as of March 31, 2021 and our expected recoveries for certain investments have decreased as compared to their fair value and expected recoveries as of March 31, 2020 and December 31, 2019. As of March 31, 2021, we had one portfolio company in which our investments were on non-accrual status (which was generally caused by events unrelated to the COVID-19 pandemic), with an aggregate cost and fair value of $31.4 million and $22.0 million, respectively. The various effects of the COVID-19 pandemic, including those discussed above, increase the risk that we will place additional investments on non-accrual status in the future. Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or under the governing agreements for the 2025 Notes and the 2026 Notes, or otherwise triggering an event of default under the relevant borrowing arrangement. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for more information. As of March 31, 2021, we were in compliance with the asset coverage requirements under the 1940 Act, and we were not in breach of any covenants under the Credit Facility or under the governing agreements for the 2022 Notes, the 2025 Notes or the 2026 Notes. We do not expect to breach any of these covenants in the near term assuming that conditions do not materially deteriorate further or for a prolonged period of time.
We will continue to monitor the evolving situation relating to the COVID-19 pandemic and related guidance from U.S. and international authorities, including federal, state and local public health authorities. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. However, it could have a material adverse impact for a prolonged period of time on our future net investment income, particularly with respect to our interest income, the fair value of our portfolio investments, and the results of operations and financial condition of us and our portfolio companies. See “Risk Factors” in this Quarterly Report on Form 10-Q, and in our other filings with the SEC that we make from time to time, for more information.
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
As of March 31, 2021, we had 192 investments in 71 companies. Our investments included 84 debt investments, 78 warrant investments, and 30 direct equity and related investments. As of March 31, 2021, the aggregate cost and fair value of these investments were $643.7 million and $633.7 million, respectively. As of March 31, 2021, one of our portfolio companies was publicly traded. As of March 31, 2021, the 84 debt investments had an aggregate fair value of $574.1 million and a weighted average loan to enterprise value ratio at the time of underwriting of 8.9%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$590,592	$574,131	$(16,461)	84	33
Warrant investments	21,902	29,789	7,887	78	67
Equity investments	31,196	29,776	(1,420)	30	27
Total Investments in Portfolio Companies	$643,690	$633,696	$(9,994)	192	71	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2020
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$613,345	$583,335	$(30,010)	94	33
Warrant investments	20,525	24,231	3,706	75	64
Equity investments	28,553	26,213	(2,340)	26	24
Total Investments in Portfolio Companies	$662,423	$633,779	$(28,644)	195	69	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of March 31, 2021 and December 31, 2020:

	March 31, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$72,342	11.4%
Financial Institution and Services	58,155	9.2
E-Commerce - Clothing and Accessories	54,417	8.6
Healthcare Technology Systems	40,914	6.5
Network Systems Management Software	40,233	6.3
Entertainment	39,996	6.3
Consumer Products and Services	39,226	6.2
Security Services	31,632	5.0
Household & Office Goods	30,679	4.8
Social/Platform Software	30,656	4.8
Travel & Leisure	30,299	4.8
Other Financial Services	26,167	4.1
Shopping Facilitators	24,897	3.9
Real Estate Services	22,498	3.6
Consumer Non-Durables	22,208	3.5
Food & Drug	16,885	2.7
Multimedia and Design Software	15,292	2.4
E-Commerce - Personal Goods	14,554	2.3
Commercial Services	10,230	1.6
Consumer Finance	6,182	1.0
Consumer Retail	2,157	0.3
Communications Software	2,000	0.3
General Media and Content	1,092	0.2
Educational/Training Software	441	0.1
Business to Business Marketplace	236	*
Conferencing Equipment / Services	205	*
Transportation	55	*
Building Materials/Construction Machinery	35	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	*
Total portfolio company investments	$633,696	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.

	December 31, 2020
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$74,623	11.8%
E-Commerce - Clothing and Accessories	54,678	8.6
Healthcare Technology Systems	42,120	6.6
Consumer Products and Services	40,730	6.4
Network Systems Management Software	39,859	6.3
Financial Institution and Services	39,037	6.2
Entertainment	38,636	6.1
Consumer Non-Durables	33,384	5.3
Security Services	30,459	4.8
Household & Office Goods	30,447	4.8
Social/Platform Software	30,412	4.8
Travel & Leisure	30,028	4.7
Shopping Facilitators	24,833	3.9
Real Estate Services	23,887	3.8
Other Financial Services	19,198	3.0
Food & Drug	15,720	2.5
Multimedia and Design Software	15,082	2.4
Buildings and Property	15,000	2.4
E-Commerce - Personal Goods	13,892	2.2
Commercial Services	10,181	1.6
Consumer Finance	6,150	1.0
Communications Software	2,000	0.3
Consumer Retail	1,346	0.2
General Media and Content	1,092	0.2
Educational/Training Software	441	0.1
Conferencing Equipment / Services	205	*
Business to Business Marketplace	200	*
Building Materials/Construction Machinery	71	*
Transportation	55	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	—
Total portfolio company investments	$633,779	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.
The following table shows the financing product type of our debt investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$565,307	98.4%	$574,414	98.4%
Revolver loans	8,529	1.5	8,627	1.5
Convertible notes	295	0.1	294	0.1
Total debt investments	$574,131	100.0%	$583,335	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 28.7% and 30.6% of our debt investments at fair value as of March 31, 2021 and December 31, 2020, respectively.
Investment Activity
During the three months ended March 31, 2021, we entered into debt commitments with four new portfolio companies and three existing portfolio companies totaling $90.4 million, funded nine debt investments for $56.9 million in principal value, acquired warrant investments representing $1.6 million of value, and made equity investments of $2.3 million. Debt investments funded during the three months ended March 31, 2021 carried a weighted average annualized portfolio yield of 12.6% at origination.
During the three months ended March 31, 2020, we entered into debt commitments with three new portfolio companies and four existing portfolio companies totaling $102.6 million, funded 17 debt investments for $78.8 million in principal value, acquired warrant investments representing $1.1 million of value and made equity investments of $1.4 million.

During the three months ended March 31, 2021, we received $36.0 million of principal prepayments and $15.1 million of scheduled principal amortization.
During the three months ended March 31, 2020, we received $1.0 million of debt prepayments and $5.8 million of scheduled amortization and repayments.
The following table shows the total portfolio investment activity for the three months ended March 31, 2021 and 2020 was as follows:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Beginning portfolio at fair value	$633,779	$653,129
New debt investments, net(1)	55,642	77,025
Scheduled principal amortization	(15,069)	(5,813)
Principal prepayments and early repayments	(35,966)	(1,000)
Accretion of debt investment fees	1,119	3,782
Payment-in-kind coupon	1,981	852
New warrant investments	1,621	1,074
New equity investments	2,643	1,420
Proceeds from dispositions of investments	(15,000)	—
Net realized gains (losses) on investments	(15,703)	(289)
Net unrealized gains (losses) on investments	18,649	(17,025)
Ending portfolio at fair value	$633,696	$713,155
_______________
(1)Debt balance is net of fees and discounts applied to the loan at origination.
As of March 31, 2021, our unfunded commitments to 18 companies totaled $168.8 million. During the three months ended March 31, 2021, $15.0 million in unfunded commitments expired or were terminated.
As of December 31, 2020, our unfunded commitments to 16 companies totaled $132.3 million. During the year ended December 31, 2020, $160.7 million in unfunded commitments expired or were terminated.
The following table shows additional information on our unfunded commitments regarding milestones, expirations, and types of loans as of March 31, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	March 31, 2021	December 31, 2020
Dependent on milestones	$35,250	$17,500
Expiring during:
2021	$121,750	$122,250
2022	44,032	7,000
2024	3,000	3,000
Total	$168,782	$132,250
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of March 31, 2021 and December 31, 2020, the fair value for these unfunded commitments totaled $2.4 million and $1.7 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three months ended March 31, 2021 and 2020:

Commitments and Fundings (in thousands)	For the Three Months Ended March 31,
	2021	2020
Debt Commitments
New portfolio companies	$57,179	$65,000
Existing portfolio companies	33,219	37,573
Total(1)	$90,398	$102,573

Funded Debt Investments	$56,908	$78,761

Equity Investments	$2,335	$1,420

Non-Binding Term Sheets	$192,172	$79,530
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of March 31, 2021 and December 31, 2020, this backlog of potential future commitments totaled $2.5 million and $20.8 million, respectively.
Asset Quality
Consistent with TPC’s existing policies, our Adviser maintains a credit watch list which places borrowers into five risk categories based on our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White.	Contact portfolio company periodically; in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.	Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$44,607	7.8%	3	$74,276	12.7%	5
White (2)	442,224	77.0	27	413,193	70.8	24
Yellow (3)	65,342	11.4	2	59,489	10.2	2
Orange (4)	21,958	3.8	1	21,377	3.7	1
Red (5)	—	—	—	15,000	2.6	1
	$574,131	100.0%	33	$583,335	100.0%	33
As of March 31, 2021 and December 31, 2020, the weighted average investment ranking of our debt investment portfolio was 2.11 and 2.13, respectively. During the three months ended March 31, 2021, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $25.0 million was removed from Clear (1) due to prepayment, and one portfolio company investment with a principal balance of $29.5 million was sold and removed from Red (5) and from our investment portfolio.

Results of Operations
Comparison of operating results for the three months ended March 31, 2021 and 2020
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the three months ended March 31, 2021, our net increase in net assets resulting from operations was $11.9 million, which was comprised of $8.9 million of net investment income and $3.0 million of net realized and unrealized gains. On a per share basis for the three months ended March 31, 2021, net investment income was $0.29 per share and the net increase in net assets from operations was $0.38 per share.
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
Investment Income
For the three months ended March 31, 2021, total investment and other income was $20.0 million as compared to $20.8 million for the three months ended March 31, 2020. The decrease in total investment and other income for the three months ended March 31, 2021, compared to the 2020 period, is primarily due to lower weighted average principal outstanding on our income-bearing debt investment portfolio, partially offset by greater prepayment activity.
For the three months ended March 31, 2021, we recognized $0.8 million in other income consisting of $0.3 million from the termination or expiration of unfunded commitments, and $0.5 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the three months ended March 31, 2020, we recognized $0.6 million in other income, consisting primarily of $0.5 million from the termination or expiration of unfunded commitments.
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
For the three months ended March 31, 2021, total operating expenses were $11.1 million as compared to $8.6 million for the three months ended March 31, 2020.
Base management fees totaled $2.9 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively. Base management fees for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, increased primarily due to an increase in the average size of our portfolio during the applicable periods used in the calculation.
Income incentive fees totaled $2.2 million for the three months ended March 31, 2021. For the three months ended March 31, 2020, our income incentive fee was reduced by $2.4 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of approximately $2.4 million in net investment income.
There was no capital gains incentive fee expense calculated for the three months ended March 31, 2021 and 2020.
For the three months ended March 31, 2021 and 2020, interest and fees on our borrowings totaled $4.4 million and $4.2 million, respectively. Interest and fee expenses for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, increased due to the issuance of the 2026 Notes, partially offset by a lower weighted-average outstanding principal balance under our Credit Facility.
Administration agreement and general and administrative expenses totaled $1.6 million and $1.7 million for the three months ended March 31, 2021 and three months ended March 31, 2020, respectively. The slight decrease for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to a lower allocation of administration expenses under the Administration Agreement.

Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended March 31, 2021, we recognized net realized losses on investments of $15.7 million consisting primarily of the sale of our investment in Knotel, Inc., which was rated Red (5) on our credit watch list, and its removal from our investment portfolio.
During the three months ended March 31, 2020, we recognized net realized losses on investments of $0.3 million, primarily as a result of the termination of warrants in one portfolio company.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains during the three months ended March 31, 2021 was $18.6 million, resulting primarily from the reversal and recognition of $15.6 million of previously recorded unrealized losses associated with Knotel, Inc., as well as net unrealized gains on our investment portfolio resulting from fair value adjustments, partially offset by $1.4 million of unrealized losses due to changes in foreign currency.
Net change in unrealized losses during the three months ended March 31, 2020 was $17.0 million, resulting primarily from mark-to-market related changes, as well as credit-related adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three months ended March 31, 2021 and 2020, interest income totaled $19.2 million and $20.3 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 13.3% and 12.7%, respectively.
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
The yield on our total debt portfolio, excluding the impact of prepayments, was 11.9% and 12.7% for the three months ended March 31, 2021 and 2020, respectively.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended March 31,
	2021	2020
Weighted average annualized portfolio yield on total debt investments(2)	13.3%	12.7%
Coupon income	9.7%	9.8%
Accretion of discount	0.9%	1.2%
Accretion of end-of-term payments	1.3%	1.7%
Impact of prepayments during the period	1.4%	—%
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

For the three months ended March 31, 2021 and 2020 our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 3.6% and 2.4%, respectively, and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 14.6% and (57.1)%, respectively. These total return figures are for the periods shown and are not annualized.
The table below shows our return on average total assets and return on average NAV for the three months ended March 31, 2021 and 2020:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended March 31,
	2021	2020
Net investment income	$8,907	$12,237
Net increase (decrease) in net assets	$11,859	$(5,118)

Average net asset value(1)	$402,043	$404,355
Average total assets(1)	$695,203	$724,389

Net investment income to average net asset value(2)	9.0%	12.2%
Net increase (decrease) in net assets to average net asset value(2)	12.0%	(5.1)%

Net investment income to average total assets(2)	5.2%	6.8%
Net increase (decrease) in net assets to average total assets(2)	6.9%	(2.8)%
_______________
(1)The average net asset values and the average total assets are computed based on daily balances.
(2)Percentage is presented on an annualized basis.
Critical Accounting Policies
The preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates, including with respect to the valuation of our investments, could cause actual results to differ.
Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our investment portfolio, including our investment valuation policy (which has been approved by the Board), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in this Quarterly Report on Form 10-Q.
Investment Valuation
Investment transactions are recorded on a trade-date basis. Our investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the FASB. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measure considered from the perspective of the market’s participant who holds the financial instrument rather than an entity-specific measure. When market assumptions are not readily available, our own assumptions are set to reflect those that the Adviser believes market participants would use in pricing the financial instruments on the measurement date.
The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable, the determination of fair value requires more judgment. Our valuation methodology is approved by the Board, and the Board is responsible for the fair values determined. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, management, with oversight from the Board, may refine our valuation methodologies to best reflect the fair value of our investments appropriately.
As of March 31, 2021, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented approximately 83.9% of our total assets, as compared to approximately 92.7% of our total assets as of December 31, 2020.
See “Note 4. Investments” in the notes to consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 3, 2021 and under “Note 4. Investments” in the notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.

Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows, prepayments, and the ability to liquidate publicly traded investments, will be adequate to meet our cash needs for our daily operations. This “Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above and the risk factors discussed below in this Quarterly Report on Form 10-Q.
Cash Flows
During the three months ended March 31, 2021, net cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $5.4 million, and net cash provided by financing activities was $66.1 million due to the issuance of the 2026 Notes, partially offset by net repayments under the Credit Facility of $118.0 million, and $13.6 million in distributions paid. As of March 31, 2021, cash and cash equivalents, including restricted cash, was $116.1 million.
During the three months ended March 31, 2020, net cash used by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $72.2 million and net cash provided by financing activities was $131.4 million due to net proceeds received from our January 2020 public follow-on offering of common stock and the issuance of the 2025 Notes in March 2020, partially offset by net repayments under the Credit Facility of $5.3 million and $10.6 million in distributions paid. As of March 31, 2020, cash and cash equivalents, including restricted cash, was $85.6 million.
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
Credit Facility
As of March 31, 2021, we had $350 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on November 30, 2022, and the maturity date of the Credit Facility is May 31, 2024 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of March 31, 2021 there were no outstanding borrowings under the Credit Facility and $2.9 million of deferred credit facility costs, which is included in the consolidated statements of assets and liabilities. As of December 31, 2020, we had outstanding borrowings of $118.0 million under the Credit Facility, excluding deferred credit facility costs of $3.2 million, which is included in the consolidated statements of assets and liabilities. We had $350.0 million and $207.0 million of remaining capacity on our Credit Facility as of March 31, 2021 and December 31, 2020, respectively.
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
As of March 31, 2021 and December 31, 2020, we have recorded in the consolidated statements of assets and liabilities our liability for the 2022 Notes, net of deferred issuance costs, of $74.1 million and $74.0 million, respectively. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2022 Notes.
As discussed under “Recent Developments” below, the entire $74.75 million aggregate principal amount of 2022 Notes was redeemed in full on April 5, 2021 in accordance with the terms of the indenture governing the 2022 Notes. In connection with the redemption, the 2022 Notes were delisted from the New York Stock Exchange.
2025 Notes
On March 19, 2020, we completed a private offering of $70.0 million in aggregate principal amount of the 2025 Notes and received net proceeds of $69.1 million, after the payment of fees and offering costs. The interest on the 2025 Notes, which accrues at an annual rate of 4.50%, is payable semiannually on March 19 and September 19 each year. The maturity date of the 2025 Notes is scheduled for March 19, 2025.

As of March 31, 2021 and December 31, 2020, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.2 million and $69.1 million, respectively. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2025 Notes.
2026 Notes
On March 1, 2021, we completed a private offering of $200.0 million in aggregate principal amount of the 2026 Notes and received net proceeds of $197.9 million, after the payment of fees and offering costs. The interest on the 2026 Notes, which accrues at an annual rate of 4.50%, is payable semiannually on March 19 and September 19 each year, beginning on September 19, 2021. The maturity date of the 2026 Notes is scheduled for March 1, 2026.
As of March 31, 2021, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $197.9 million. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2026 Notes.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of March 31, 2021, our asset coverage for borrowed amounts was 217%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of March 31, 2021:

Payments Due By Period (in thousands)	March 31, 2021
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$—	$—	$—	$—	$—
2022 Notes	74,750	—	74,750	—	—
2025 Notes	70,000	—	—	70,000	—
2026 Notes	200,000	—	—	200,000	—
Total	$344,750	$—	$74,750	$270,000	$—

Off-Balance Sheet Arrangements
Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2021 and December 31, 2020, our unfunded commitments totaled $168.8 million and $132.3 million, respectively, of which $35.3 million and $17.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them. Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences material adverse events that affect the financial condition or business outlook for the portfolio company.

The following table shows our unfunded commitments by portfolio company as of March 31, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	March 31, 2021	December 31, 2020
Tempo Interactive Inc.	$25,000	$—
Farmer's Business Network, Inc.	20,000	20,000
HomeLight, Inc.	14,000	14,000
DialPad, Inc.	12,000	5,000
Savage X, Inc.	11,500	4,000
Grove Collaborative, Inc.	11,000	11,000
OfferUp Inc.	10,000	10,000
Grey Orange International Inc.	10,000	—
Activehours, Inc.	9,000	9,000
Curology, Inc.	9,000	9,000
Narvar, Inc.	7,500	3,750
TFG Holding, Inc.	7,000	7,000
VanMoof Global Holding B.V.	6,282	—
Imperfect Foods, Inc.	6,000	6,000
Sonder USA, Inc.	3,000	3,000
Clutter Inc.	3,000	9,000
Hello Digit, Inc.	2,500	2,500
Envoy, Inc.	2,000	4,000
Capsule Corporation	—	15,000
Total	$168,782	$132,250
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
Distributions
We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2020 and 2019, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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

The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to March 31, 2021. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2019 and 2020, distributions represent ordinary income and long term capital gains. Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
			Total cash distributions	$10.42
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.
For the three months ended March 31, 2021, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 79.1% total distributions paid. As of March 31, 2021, we had estimated undistributed taxable earnings from net investment income of $14.0 million, or $0.45 per share.
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
Recent Developments
Redemption of 2022 Notes
On April 5, 2021, the entire $74.75 million aggregate principal amount of 2022 Notes was redeemed in full in accordance with the terms of the indenture governing the 2022 Notes. In connection with the redemption, the 2022 Notes were delisted from the New York Stock Exchange.
Distribution
On April 29, 2021, the Board declared a $0.36 per share regular quarterly distribution, payable on June 30, 2021 to stockholders of record on June 16, 2021.
Recent Portfolio Activity
From April 1, 2021 through May 4, 2021, we closed $52.0 million of additional debt commitments and funded $23.7 million in new investments. TPC’s direct originations platform entered into $67.0 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From April 1, 2021 through May 4, 2021, we received $46.0 million of principal prepayments generating more than $2.0 million of accelerated income.
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
As of March 31, 2021, approximately 49.6%, or $292.1 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, all of which have interest rate floors. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility to the extent it goes above the floor; however, our 2025 Notes and 2026 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement (as modified by the First Supplement with respect to the 2026 Notes) occurs).

As of March 31, 2021, we had no outstanding floating rate borrowings. Due to the fact that our floating rate debt investment portfolio is subject to interest-rate floors set at the current Prime Rate, any increase in interest rates would increase our net investment income as our interest expense would remain constant; however, a decrease in interest rates would not impact our net investment income because all of our floating rate debt investment portfolio has interest rate floors above the current Prime Rate. This is illustrated in the following table which shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the March 31, 2021 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$4,360	$—	$4,360
Up 200 basis points	$1,674	$—	$1,674
Up 100 basis points	$744	$—	$744
Up 50 basis points	$372	$—	$372
Down 50 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—
This analysis is indicative of the potential impact on our investment income as of March 31, 2021, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2021, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended March 31, 2021 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 (filed with the SEC on March 3, 2021), which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Dividend Reinvestment Plan
During the three months ended March 31, 2021, we issued 46,298 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended March 31, 2021 was $0.6 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws (2)

4.1	Master Note Purchase Agreement, dated March 19, 2020, by and among TriplePoint Venture Growth BDC Corp and the Purchasers party thereto(3)

4.2	Form of 4.50% Series 2020A Senior Note, due March 19, 2025 (incorporated by reference to Exhibit 4.1 hereto)

4.3	First Supplement to Master Note Purchase Agreement, dated as of March 1, 2021, by and among TriplePoint Venture Growth BDC Corp. and the Additional Purchasers party thereto(4)

4.4	Form of 4.50% Series 2021A Senior Note, due March 1, 2026 (incorporated by reference to Exhibit 4.3 hereto)

10.1
Form of Receivables Financing Agreement, dated as of February 21, 2014, among TPVG Variable Funding Company LLC, as borrower, TriplePoint Venture Growth BDC Corp., individually and as collateral manager and as sole equityholder of the borrower, Vervent Inc., as backup collateral manager, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, Deutsche Bank Trust Company Americas, as paying agent, the other agents parties thereto and U.S. Bank National Association, as custodian, as amended and conformed through Amendment No. 13 dated January 29, 2021(5)

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
(3)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 19, 2020.
(4)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 1, 2021.
(5)Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K (File No. 814-01044) filed on March 3, 2021.
(*)    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Venture Growth BDC Corp.
Date: May 5, 2021	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

TriplePoint Venture Growth BDC Corp.
Date: May 5, 2021	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)