Form 10-Q
period 2021-06-30
TriplePoint Venture Growth BDC Corp.
filed 2021-08-04
CIK 1580345

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
There were 30,949,765 shares of the Registrant’s common stock outstanding as of August 4, 2021.

TriplePoint Venture Growth BDC Corp.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments at fair value (amortized cost of $654,502 and $662,423, respectively)	$647,717	$633,779
Cash and cash equivalents	33,443	38,219
Restricted cash	—	6,458
Deferred credit facility costs	2,573	3,152
Prepaid expenses and other assets	1,784	1,901
Total assets	$685,517	$683,509

Liabilities
Revolving Credit Facility	$—	$118,000
2022 Notes, net	—	73,964
2025 Notes, net	69,248	69,148
2026 Notes, net	197,932	—
Base management fee payable	3,146	3,067
Income incentive fee payable	2,351	2,782
Dividends payable	—	3,087
Other accrued expenses and liabilities	9,712	13,026
Total liabilities	$282,389	$283,074
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	309	309
Paid-in capital in excess of par value	413,609	412,514
Total distributable earnings (loss)	(10,790)	(12,388)
Total net assets	$403,128	$400,435
Total liabilities and net assets	$685,517	$683,509

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	30,950	30,871
Net asset value per share	$13.03	$12.97

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investment income
Interest income from investments	$19,743	$23,269	$38,933	$43,542
Other income
Expirations / terminations of unfunded commitments	18	149	346	697
Other fees	561	378	1,016	398
Total investment and other income	20,322	23,796	40,295	44,637

Operating expenses
Base management fee	3,146	3,235	6,070	6,010
Income incentive fee	2,351	2,884	4,578	2,884
Interest expense and amortization of fees	4,138	4,312	8,489	8,474
Administration agreement expenses	470	574	988	1,255
General and administrative expenses	814	1,255	1,860	2,241
Total operating expenses	10,919	12,260	21,985	20,864

Net investment income	9,403	11,536	18,310	23,773

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	55	801	(15,642)	471
Net change in unrealized gains (losses) on investments	3,209	8,885	21,858	(8,140)
Net realized loss on extinguishment of debt	(681)	—	(681)	—
Net realized and unrealized gains (losses)	2,583	9,686	5,535	(7,669)

Net increase (decrease) in net assets resulting from operations	$11,986	$21,222	$23,845	$16,104

Basic and diluted net investment income per share	$0.30	$0.38	$0.59	$0.78
Basic and diluted net increase (decrease) in net assets per share	$0.39	$0.69	$0.77	$0.53
Basic and diluted weighted average shares of common stock outstanding	30,917	30,747	30,899	30,315

Total basic and diluted distributions declared per share	$0.36	$0.36	$0.72	$0.72

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance at March 31, 2020	30,746	$307	$411,644	$(16,955)	$394,996
Net increase (decrease) in net assets resulting from operations	—	—	—	21,222	21,222
Distributions reinvested in common stock	38	1	372	—	373
Distributions from distributable earnings	—	—	—	(11,068)	(11,068)
Balance at June 30, 2020	30,784	$308	$412,016	$(6,801)	$405,523

Balance at March 31, 2021	30,917	$309	$413,138	$(11,647)	$401,800
Net increase (decrease) in net assets resulting from operations	—	—	—	11,986	11,986
Distributions reinvested in common stock	33	—	471	—	471
Distributions from distributable earnings	—	—	—	(11,129)	(11,129)
Balance at June 30, 2021	30,950	$309	$413,609	$(10,790)	$403,128

Balance at December 31, 2019	24,923	$249	$333,052	$(795)	$332,506
Net increase (decrease) in net assets resulting from operations	—	—	—	16,104	16,104
Issuance of common stock	5,750	58	78,178	—	78,236
Distributions reinvested in common stock	111	1	786	—	787
Distributions from distributable earnings	—	—	—	(22,110)	(22,110)
Balance at June 30, 2020	30,784	$308	$412,016	$(6,801)	$405,523

Balance at December 31, 2020	30,871	$309	$412,514	$(12,388)	$400,435
Net increase (decrease) in net assets resulting from operations	—	—	—	23,845	23,845
Distributions reinvested in common stock	79	—	1,095	—	1,095
Distributions from distributable earnings	—	—	—	(22,247)	(22,247)
Balance at June 30, 2021	30,950	$309	$413,609	$(10,790)	$403,128

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$23,845	$16,104
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(137,107)	(99,923)
Principal payments and proceeds from investments	135,149	64,710
Payment-in-kind interest on investments	(4,213)	(3,616)
Net change in unrealized (gains) losses on investments	(21,858)	8,140
Net realized (gains) losses on investments	15,642	(471)
Amortization and (accretion) of premiums and discounts, net	(1,926)	(2,783)
(Accretion) reduction of end-of-term payments, net of prepayments	376	(5,782)
Amortization of debt fees and issuance costs	1,185	874
Net realized loss on extinguishment of debt	681	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	117	976
Base management fee payable	79	773
Income incentive fee payable	(431)	1,522
Payable to directors and officers	—	(86)
Other accrued expenses and liabilities	(3,314)	(5,538)
Net cash (used in) provided by operating activities	8,225	(25,100)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	68,000	74,000
Repayments under revolving credit facility	(186,000)	(178,300)
Distributions paid	(24,239)	(21,323)
Deferred credit facility costs	(226)	—
Debt issuance costs 2026 Notes	(2,214)	—
Proceeds from issuance of 2026 Notes	200,000	—
Repayment of 2022 Notes	(74,750)	—
Debt extinguishment costs	(30)	—
Proceeds from issuance of 2025 Notes	—	68,997
Proceeds from issuance of common stock	—	78,236
Net cash provided by (used in) financing activities	(19,459)	21,610
Net change in cash, cash equivalents and restricted cash	(11,234)	(3,490)
Cash, cash equivalents and restricted cash at beginning of period	44,677	26,441
Cash, cash equivalents and restricted cash at end of period	$33,443	$22,951

	For the Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$33,443	$19,080
Restricted cash	—	3,871
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$33,443	$22,951

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,193	$6,842
Distributions reinvested	$1,095	$786
Excise tax paid	$478	$259

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2021
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Business Applications Software
Envoy, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)	5/22/2020	$1,000	$1,008	$1,008	5/31/2023
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)(2)	3/31/2021	2,000	1,963	1,963	3/31/2024
			3,000	2,971	2,971
Filevine, Inc.	Growth Capital Loan (6.00% interest rate, 6.00% PIK, 5.50% EOT payment)(2)	4/20/2021	23,234	23,022	23,022	4/30/2025
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)(2)	6/15/2021	20,000	19,456	19,456	6/30/2024
Hi.Q, Inc.	Growth Capital Loan (10.75% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,256	13,256	6/30/2023
	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 1.00% EOT payment)(2)	12/31/2020	6,868	6,834	6,834	8/31/2025
			20,118	20,090	20,090
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	6/29/2018	4,304	4,547	4,557	6/30/2022
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	11/5/2019	4,142	4,188	4,209	11/30/2023
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	1/31/2020	2,634	2,660	2,675	1/31/2024
			11,080	11,395	11,441
Total Business Applications Software - 19.10%*			77,432	76,934	76,980

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)(2)	10/8/2020	6,000	5,956	5,956	10/31/2023
Total Consumer Finance - 1.48%*			6,000	5,956	5,956

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)(2)	6/16/2021	2,500	2,453	2,453	6/30/2025
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)	9/30/2020	19,000	18,906	18,906	9/30/2024
Total Consumer Non-Durables - 5.30%*			21,500	21,359	21,359

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (10.25% interest rate, 6.00% EOT payment)(2)	12/23/2020	3,000	2,969	2,969	12/31/2023
	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	3/26/2021	6,000	5,896	5,896	3/31/2024
			9,000	8,865	8,865
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	3,350	3,345	3,345	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	6,700	6,558	6,558	12/31/2024
			10,050	9,903	9,903
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 11.75% EOT payment)	2/26/2019	4,000	4,213	4,213	2/29/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 10.55% EOT payment)	4/4/2019	5,000	5,197	5,197	2/29/2024
			9,000	9,410	9,410
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	2/1/2021	8,654	8,467	8,301	1/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	5/27/2021	4,370	4,249	4,125	5/31/2025
			13,024	12,716	12,426
Total Consumer Products and Services - 10.07%*			41,074	40,894	40,604

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2021
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 6.50% floor, 3.50% EOT payment)(2)	4/30/2021	$500	$503	$505	4/30/2022
Total Consumer Retail - 0.13%*			500	503	505

E-Commerce - Clothing and Accessories
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	15,000	14,770	14,770	3/31/2024
Outfittery GMBH(1)(3)	Growth Capital Loan (5.50% interest rate, 5.50% PIK, 9.00% EOT payment)(2)	1/8/2021	18,777	19,867	20,465	12/31/2023
	Revolver (4.50% interest rate, 4.50% PIK, 5.00% EOT payment)(2)	3/5/2020	3,298	3,429	3,706	12/31/2022
			22,075	23,296	24,171
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	12/4/2020	10,500	10,212	10,212	12/31/2023
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	5/27/2021	19,500	19,052	19,052	11/30/2024
Total E-Commerce - Clothing and Accessories - 16.92%*			67,075	67,330	68,205

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)(2)	5/17/2021	4,168	4,046	4,046	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)(2)	6/30/2021	1,951	1,887	1,887	6/30/2024
Total E-Commerce - Personal Goods - 1.47%*			6,119	5,933	5,933

Entertainment
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest rate)(2)	6/25/2014	15,206	15,134	15,001	6/30/2022
	Growth Capital Loan (9.00% PIK interest rate)(2)	3/17/2020	1,124	1,124	1,107	3/31/2023
	Growth Capital Loan (9.00% PIK interest rate)(2)	12/21/2020	1,049	1,049	1,025	12/31/2023
			17,379	17,307	17,133
Roli, Ltd.(1)(3)(7)	Growth Capital Loan (11.00% PIK interest rate, 9.50% EOT payment)(2)	5/23/2018	10,732	10,767	8,077	5/31/2021
	Growth Capital Loan (11.00% PIK interest rate, 9.50% EOT payment)(2)	5/23/2018	1,342	1,346	1,010	5/31/2021
	Growth Capital Loan (11.25% PIK interest rate, 9.50% EOT payment)(2)	7/16/2018	1,325	1,317	1,000	7/31/2021
	Revolver (8.75% PIK interest rate, 4.00% EOT payment)(2)	7/5/2018	129	129	98	10/31/2020
	Revolver (9.75% PIK interest rate, 4.00% EOT payment)(2)	7/5/2018	1,898	1,898	1,446	10/31/2020
	Revolver (9.75% PIK interest rate, 4.00% EOT payment)(2)	9/27/2018	4,556	4,556	3,487	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 10.00% EOT payment)(2)	6/5/2019	1,283	1,340	1,058	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	7/9/2019	627	627	503	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	8/28/2019	538	538	443	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	10/24/2019	4,925	4,925	3,814	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	4/23/2020	1,390	1,390	1,132	7/31/2020
	Convertible Note (8.00% interest rate)(2)	7/15/2020	2,525	2,525	—	7/15/2023
			31,270	31,358	22,068
Total Entertainment - 9.72%*			48,649	48,665	39,201

Financial Institution and Services
Prodigy Finance Limited(1)(3)	Growth Capital Loan (8.00% PIK interest rate)(2)	12/31/2020	37,720	36,738	36,481	12/1/2023
Total Financial Institution and Services - 9.05%*			37,720	36,738	36,481

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)(2)	12/30/2020	15,000	14,762	14,762	12/31/2024
Total Food & Drug - 3.66%*			15,000	14,762	14,762

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2021
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Healthcare Technology Systems
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	$5,000	$4,889	$4,889	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,889	4,889	12/31/2023
			10,000	9,778	9,778
Nurx Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 7.75% EOT payment)	11/5/2019	16,566	17,121	17,121	11/30/2023
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)(2)	12/31/2020	10,000	9,953	9,953	12/31/2025
			26,566	27,074	27,074
Total Healthcare Technology Systems - 9.14%*			36,566	36,852	36,852

Household & Office Goods
Casper Sleep Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 12.50% floor, 7.50% EOT payment)	8/9/2019	15,000	15,256	15,256	8/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 11.25% floor, 6.25% EOT payment)	11/1/2019	15,000	15,319	15,319	10/31/2022
Total Household & Office Goods - 7.58%*			30,000	30,575	30,575

Multimedia and Design Software
Pencil and Pixel, Inc.	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	3/20/2020	10,000	10,176	10,176	3/31/2023
	Growth Capital Loan (9.75% interest rate, 4.25% EOT payment)(2)	12/31/2020	5,000	4,951	4,951	12/31/2023
Total Multimedia and Design Software - 3.75%*			15,000	15,127	15,127

Network Systems Management Software
Virtual Instruments Corporation	Growth Capital Loan (12.00% interest rate)	4/4/2016	5,000	5,000	4,971	4/4/2022
	Growth Capital Loan (5.00% PIK interest rate)(2)	8/7/2018	32,760	32,760	28,492	4/4/2022
Total Network Systems Management Software - 8.30%*			37,760	37,760	33,463

Other Financial Services
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,814	6,700	3/8/2031
Upgrade, Inc.	Growth Capital Loan (12.00% interest rate)(2)	1/29/2021	18,170	18,170	18,170	1/31/2024
Total Other Financial Services - 6.17%*			25,205	24,984	24,870

Real Estate Services
Sonder USA, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.25% EOT payment)	12/28/2018	10,529	11,310	11,310	6/30/2022
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	4,640	4,691	4,691	3/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	1,856	1,869	1,869	3/31/2024
Total Real Estate Services - 4.43%*			17,025	17,870	17,870

Security Services
ForgeRock, Inc.	Growth Capital Loan (Prime + 2.90% interest rate, 8.40% floor, 8.00% EOT payment)	3/27/2019	10,000	10,291	10,291	9/30/2023
	Growth Capital Loan (Prime + 3.70% interest rate, 9.20% floor, 8.00% EOT payment)	9/30/2019	10,000	10,182	10,182	12/31/2023
	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 8.00% EOT payment)	12/23/2019	10,000	10,140	10,140	12/31/2023
Total Security Services - 7.59%*			30,000	30,613	30,613

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2021
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 9.75% interest rate, 15.25% floor, 9.00% EOT payment)	10/21/2019	$10,000	$9,815	$9,815	6/30/2023
	Growth Capital Loan (Prime + 9.75% interest rate, 15.25% floor, 9.00% EOT payment)	11/27/2019	5,000	4,890	4,890	6/30/2023
	Growth Capital Loan (Prime + 9.75% interest rate, 15.25% floor, 9.00% EOT payment)	1/6/2020	10,000	9,726	9,726	6/30/2023
Total Shopping Facilitators - 6.06%*			25,000	24,431	24,431

Social/Platform Software
ClassPass Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	8/15/2019	15,000	15,481	15,405	8/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	9/30/2019	15,000	15,435	15,355	9/30/2023
Total Social/Platform Software - 7.63%*			30,000	30,916	30,760

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	20,146	19,861	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	10,001	9,831	3/31/2024
	Convertible Note (5.00% interest rate)(2)	8/11/2020	300	300	295	2/11/2023
Total Travel & Leisure - 7.44%*			30,300	30,447	29,987

Total Debt Investments - 145.00%*			$597,925	$598,649	$584,534

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2021
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*			48,500	35	13

Building Materials/Construction Machinery
View, Inc.	Preferred Stock(2)	6/13/2017	105,682	500	60
Total Building Materials/Construction Machinery - 0.01%*			105,682	500	60

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	102
Envoy, Inc.	Preferred Stock	5/8/2020	35,893	82	86
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	252
Filevine, Inc.	Preferred Stock(2)	4/20/2021	24,084	35	35
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
FlashParking, Inc.	Preferred Stock(2)	6/15/2021	187,535	368	368
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	971
	Preferred Stock(2)	12/31/2020	36,498	45	45
			643,450	241	1,016
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	456
Passport Labs, Inc.	Preferred Stock	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018	—	213	161
Toast, Inc.	Preferred Stock(2)	2/1/2018	26,325	27	401
Total Business Applications Software - 1.50%*			1,645,865	3,207	6,049

Business to Business Marketplace
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	13,939	92	92
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	33
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.06%*			147,705	212	236

Commercial Services
Transfix, Inc.	Preferred Stock	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*			133,502	188	188

Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Preferred Stock(2)	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.05%*			323,381	670	205

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	36,972	97	97
Hello Digit, Inc.	Preferred Stock(2)	9/8/2020	723	12	12
Total Consumer Finance - 0.03%*			37,695	109	109

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2021
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Non-Durables
Alyk, Inc.	Preferred Stock(2)	6/16/2021	61,096	$24	$24
Hims & Hers Health, Inc. (fka Hims, Inc.)	Preferred Stock(2)	11/27/2019	217,943	73	1,323
Imperfect Foods, Inc.	Preferred Stock(2)	6/6/2019	49,709	189	275
	Common Stock	9/30/2020	48,391	208	354
			98,100	397	629
NomNomNow Inc.	Preferred Stock(2)	5/3/2021	91,021	128	128
Total Consumer Non-Durables - 0.52%*			468,160	622	2,104

Consumer Products and Services
Clutter Inc.	Preferred Stock(2)	10/18/2018	77,434	363	567
	Preferred Stock(2)	9/30/2020	29,473	169	169
			106,907	532	736
Hydrow, Inc.	Common Stock(2)	2/9/2021	103,267	143	267
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	15
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	143	143
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	2/1/2021	704,689	145	142
Total Consumer Products and Services - 0.58%*			1,703,231	1,787	2,323

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	127
Savage X, Inc.	Preferred Stock	4/7/2020	28,977	471	565
Total Consumer Retail - 0.17%*			192,440	639	692

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	173,341	521	714
Minted, Inc.	Preferred Stock	9/30/2020	44,554	432	432
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017	—	1,850	2,842
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	387
	Common Stock(2)	11/25/2015	149,203	1,081	1,010
			237,240	1,294	1,397
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock(2)	11/30/2020	163,807	580	600
Trendly, Inc.	Preferred Stock(2)	5/27/2021	498,110	299	299
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018	—	39	57
Total E-Commerce - Clothing and Accessories - 1.59%*			1,192,052	5,056	6,411

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Preferred Stock(2)	9/7/2018	336,304	269	538
Grove Collaborative, Inc.	Preferred Stock	4/2/2018	264,140	219	1,305
	Preferred Stock	5/22/2019	109,114	228	347
			373,254	447	1,652
Merama Inc.	Preferred Stock(2)	4/28/2021	191,274	406	406
Total E-Commerce - Personal Goods - 0.64%*			900,832	1,122	2,596

Educational/Training Software
Live Learning Technologies LLC (fka Varsity Tutors LLC)	Preferred Stock(2)(5)	3/13/2017	240,590	65	185
Total Educational/Training Software - 0.05%*			240,590	65	185

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2021
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	$922	$274
Roli, Ltd.(1)(3)	Preferred Stock(2)	5/23/2018	102,247	644	—
Total Entertainment - 0.07%*			380,456	1,566	274

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	190
Revolut Ltd(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	285
	Preferred Stock(2)	10/29/2019	7,945	324	117
			14,198	364	402
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,288	382	479
	Preferred Stock(2)	12/23/2015	46,548	136	136
			174,836	518	615
Total Financial Institution and Services - 0.52%*			516,568	2,112	2,116

Food & Drug
Capsule Corporation	Preferred Stock(2)	1/17/2020	202,533	437	1,177
	Cash Exit Fee(2)(5)	12/28/2018	—	129	245
Total Food & Drug - 0.35%*			202,533	566	1,422

General Media and Content
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	1,092
Total General Media and Content - 0.27%*			774,352	624	1,092

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	43
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	195
Nurx Inc.	Preferred Stock	8/19/2019	170,716	270	372
Total Healthcare Technology Systems - 0.15%*			1,290,206	523	610

Household & Office Goods
Casper Sleep Inc.	Preferred Stock	3/1/2019	21,736	240	37
Total Household & Office Goods - 0.01%*			21,736	240	37

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*			8,036	112	—

Multimedia and Design Software
Pencil and Pixel, Inc.	Preferred Stock	2/28/2020	179,211	199	289
Total Multimedia and Design Software - 0.07%*			179,211	199	289

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	54
Signifyd, Inc.	Preferred Stock	12/19/2019	33,445	132	332
Total Network Systems Management Software - 0.10%*			52,390	186	386

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2021
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Other Financial Services
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	$161	$159
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	744,225	223	409
Total Other Financial Services - 0.14%*			809,038	384	568

Real Estate Services
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	113
	Preferred Stock(2)	11/5/2020	55,326	76	76
			109,330	120	189
Sonder Holdings Inc.	Preferred Stock	12/28/2018	136,511	232	1,140
	Preferred Stock	3/4/2020	14,291	42	70
			150,802	274	1,210
Total Real Estate Services - 0.35%*			260,132	394	1,399

Security Services
ForgeRock, Inc.	Preferred Stock(2)	3/30/2016	195,992	155	823
	Preferred Stock	3/29/2019	161,724	340	354
Total Security Services - 0.29%*			357,716	495	1,177

Shopping Facilitators
Moda Operandi, Inc.	Preferred Stock	9/27/2019	34,538	343	159
	Preferred Units	5/27/2021	250,000	1,148	1,148
			284,538	1,491	1,307
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.36%*			415,544	1,533	1,445

Social/Platform Software
ClassPass Inc.	Preferred Stock	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*			84,507	281	151

Transportation
Bird Rides, Inc.	Preferred Stock(2)	4/18/2019	68,111	193	55
Total Transportation - 0.01%*			68,111	193	55

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	362	111
Inspirato, LLC	Preferred Units(2)	4/25/2013	1,994	37	45
Total Travel & Leisure - 0.04%*			14,021	399	156

Total Warrant Investments - 8.02%*				$24,019	$32,348

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2021
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	$250	$356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	120
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	167
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Total Business Applications Software - 0.19%*			57,007	637	746

Communications Software
Pluribus Networks, Inc.	Preferred Stock(2)	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.50%*			722,073	2,000	2,000

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	14,788	150	150
Total Consumer Finance - 0.04%*			14,788	150	150

Consumer Non-Durables
Hims & Hers Health, Inc. (fka Hims, Inc.)	Preferred Stock(2)	4/29/2019	79,258	500	821
Imperfect Foods, Inc.	Preferred Stock(2)	1/29/2021	35,649	500	500
Total Consumer Non-Durables - 0.33%*			114,907	1,000	1,321

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	470
	Preferred Stock(2)	3/19/2021	46,456	335	335
Total Consumer Products and Services - 0.20%*			131,998	668	805

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	587
Total Consumer Retail - 0.15%*			17,249	500	587

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	500	768
Total E-Commerce - Clothing and Accessories - 0.19%*			67,934	500	768

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	6/5/2018	134,249	500	977
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	77
	Preferred Stock(2)	4/19/2021	14,490	83	83
			33,008	116	160
Total E-Commerce - Personal Goods - 0.28%*			167,257	616	1,137

Educational/Training Software
Live Learning Technologies LLC (fka Varsity Tutors LLC)	Preferred Stock(2)	1/5/2018	92,470	250	256
Total Educational/Training Software - 0.06%*			92,470	250	256

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	1,177
Total Entertainment - 0.29%*			511,665	1,000	1,177

Financial Institution and Services
GoGreenHost AB(1)(3)	Preferred Stock(2)	12/1/2017	1	2,134	657
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	16,146	13,479
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	1,447
Total Financial Institution and Services - 3.87%*			27,473	18,572	15,583

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2021
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	75,013	$500	$814
	Preferred Stock(2)	4/21/2021	5,176	75	75
Total Food & Drug - 0.22%*			80,189	575	889

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	224
	Common Stock(2)	1/14/2020	142,855	404	264
			208,855	600	488
Talkspace, LLC (fka Groop Internet Platfom, Inc.)	Common Stock(2)	5/15/2019	146,752	378	976
Nurx Inc.	Preferred Stock(2)	5/31/2019	136,572	1,000	1,103
Total Healthcare Technology Systems - 0.64%*			492,179	1,978	2,567

Household & Office Goods
Casper Sleep Inc.	Common Stock(2)(10)	6/19/2017	35,722	1,000	294
Total Household & Office Goods - 0.07%*			35,722	1,000	294

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	606
	Preferred Stock(2)	4/7/2020	9,022	125	125
Total Network Systems Management Software - 0.18%*			69,364	525	731

Other Financial Services
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	991
Total Other Financial Services - 0.25%*			92,901	1,000	991

Real Estate Services
Sonder Holdings Inc.	Preferred Stock(2)	5/21/2019	29,773	313	396
Total Real Estate Services - 0.10%*			29,773	313	396

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	171
Inspirato, LLC	Preferred Units(2)(4)	9/11/2014	1,948	250	266
Total Travel & Leisure - 0.11%*			4,310	550	437

Total Equity Investments - 7.65%*				$31,834	$30,835

Total Investments in Portfolio Companies - 160.67%*(11)				$654,502	$647,717

Total Investments - 160.67%*(9)				$654,502	$647,717
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2021 non-qualifying assets represented 25.2% of the Company’s total assets, at fair value.
(2)As of June 30, 2021, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $18.0 million, $24.8 million and $6.8 million, respectively, for the June 30, 2021 investment portfolio. The tax cost of investments is $654.5 million.
(7)Debt is on non-accrual status at June 30, 2021 and is therefore considered non-income producing. Non-accrual investments at June 30, 2021 had a total cost and fair value of $31.4 million and $22.1 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in three public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on the New York Stock Exchange and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2021, the Company’s portfolio company investments that were subject to restrictions on sales totaled $647.4 million at fair value and represented 160.6% of the Company’s net assets. In addition, unless otherwise indicated, as of June 30, 2021, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(12)Acquisition date represents the date of the investment in the portfolio investment.
*    Value as a percentage of net assets.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Buildings and Property
Knotel, Inc.(7)	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	2/28/2019	$8,855	$9,195	$4,500	8/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	3/25/2019	5,903	6,113	3,000	9/30/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	4/18/2019	8,855	9,145	4,500	10/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	9/30/2019	5,903	6,006	3,000	3/31/2023
Total Buildings and Property - 3.75%*			29,516	30,459	15,000

Business Applications Software
Envoy, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)	5/22/2020	1,000	993	993	5/31/2023
Hi.Q, Inc.	Growth Capital Loan (11.00% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,196	13,196	6/30/2023
	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 1.00% EOT payment)(2)	12/31/2020	6,868	6,823	6,823	8/31/2025
			20,118	20,019	20,019
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	6/29/2018	6,302	6,600	6,622	6/30/2022
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	11/5/2019	4,881	4,911	4,941	11/30/2023
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	1/31/2020	3,000	3,017	3,037	1/31/2024
			14,183	14,528	14,600
Passport Labs, Inc.	Growth Capital Loan (9.75% interest rate, 5.25% EOT payment)	10/11/2018	19,000	19,175	18,975	8/31/2023
	Growth Capital Loan (10.25% interest rate, 5.25% EOT payment)	5/15/2019	6,000	5,998	5,925	3/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/15/2019	5,000	5,033	4,970	5/31/2024
			30,000	30,206	29,870
Quantcast Corporation	Growth Capital Loan (Prime + 6.25% interest rate, 10.50% floor, 6.00% EOT payment)	3/12/2018	2,063	2,919	2,921	3/31/2021
Total Business Applications Software - 17.08%*			67,364	68,665	68,403

Commercial Services
Transfix, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 2.00% EOT payment)	12/23/2019	10,000	9,993	9,993	12/31/2021
Total Commercial Services - 2.50%*			10,000	9,993	9,993

Consumer Finance
Activehours, Inc.	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)(2)	10/8/2020	6,000	5,891	5,891	10/31/2023
Total Consumer Finance - 1.47%*			6,000	5,891	5,891

Consumer Non-Durables
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)	9/30/2020	19,000	18,799	18,799	9/30/2024
Total Consumer Non-Durables - 4.69%*			19,000	18,799	18,799

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)(2)	12/23/2020	$3,000	$2,916	$2,916	12/31/2023
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 9.75% EOT payment)	2/26/2019	4,000	4,160	4,160	2/28/2022
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 9.75% EOT payment)	4/4/2019	6,000	6,202	6,202	4/30/2022
			10,000	10,362	10,362
Quip NYC, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	4/16/2019	10,000	10,178	10,232	4/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	6/26/2019	5,000	5,062	5,092	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	6/26/2019	5,000	5,062	5,092	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	9/26/2019	5,000	5,025	5,059	9/30/2022
			25,000	25,327	25,475
Total Consumer Products and Services - 9.68%*			38,000	38,605	38,753

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 7.50% floor, 3.50% EOT payment)	4/15/2020	1,000	1,016	1,018	4/30/2021
Total Consumer Retail - 0.25%*			1,000	1,016	1,018

E-Commerce - Clothing and Accessories
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	15,000	14,533	14,533	3/31/2024
Outfittery GMBH(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 13.75% floor, 11.00% EOT payment)(2)	8/11/2017	6,180	6,443	6,587	8/31/2022
	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)(2)	6/7/2018	1,511	1,661	1,722	6/30/2021
	Growth Capital Loan (12.75% interest rate, 9.00% EOT payment)(2)	12/28/2018	1,987	2,053	2,183	12/31/2021
	Growth Capital Loan (Prime + 7.25% interest rate, 12.75% floor, 9.00% EOT payment)(2)	8/7/2019	3,947	3,983	4,287	8/31/2022
	Growth Capital Loan (Prime + 7.25% interest rate, 12.75% floor, 9.00% EOT payment)(2)	9/23/2019	3,305	3,226	3,552	9/30/2022
	Growth Capital Loan (Prime + 7.25% interest rate, 12.75% floor, 9.00% EOT payment)(2)	7/27/2020	1,166	1,103	1,137	7/31/2023
	Revolver (11.00% interest rate, 2.00% EOT payment)(2)	3/5/2020	3,298	3,364	3,753	12/31/2020
			21,394	21,833	23,221
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	12/4/2020	10,500	10,151	10,151	12/31/2023
Total E-Commerce - Clothing and Accessories - 11.96%*			46,894	46,517	47,905

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)(2)	1/31/2020	8,250	8,498	8,498	4/30/2021
	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)(2)	1/31/2020	2,667	2,747	2,747	4/30/2021
Total E-Commerce - Personal Goods - 2.81%*			10,917	11,245	11,245

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Entertainment
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest rate, 9.50% EOT payment)	6/25/2014	$14,320	$14,219	$14,033	6/30/2022
	Growth Capital Loan (9.00% PIK interest rate)(2)	3/17/2020	1,075	1,075	1,053	3/31/2023
	Growth Capital Loan (9.00% PIK interest rate)(2)	12/21/2020	1,003	1,003	976	12/31/2023
			16,398	16,297	16,062
Roli, Ltd.(1)(3)(7)	Growth Capital Loan (11.00% PIK interest rate, 9.50% EOT payment)(2)	5/23/2018	10,732	10,767	7,823	5/31/2021
	Growth Capital Loan (11.00% PIK interest rate, 9.50% EOT payment)(2)	5/23/2018	1,342	1,346	978	5/31/2021
	Growth Capital Loan (11.25% PIK interest rate, 9.50% EOT payment)(2)	7/16/2018	1,325	1,317	969	7/31/2021
	Revolver (8.75% PIK interest rate, 4.00% EOT payment)(2)	7/5/2018	129	129	95	10/31/2020
	Revolver (9.75% PIK interest rate, 4.00% EOT payment)(2)	7/5/2018	1,898	1,898	1,401	10/31/2020
	Revolver (9.75% PIK interest rate, 4.00% EOT payment)(2)	9/27/2018	4,556	4,556	3,378	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 10.00% EOT payment)(2)	6/5/2019	1,283	1,340	1,025	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	7/9/2019	627	627	487	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	8/28/2019	538	538	429	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	10/24/2019	4,925	4,925	3,696	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	4/23/2020	1,390	1,390	1,097	7/31/2020
	Convertible Note (8.00% interest rate)(2)	7/15/2020	2,525	2,525	—	7/15/2023
			31,270	31,358	21,378
Total Entertainment - 9.35%*			47,668	47,655	37,440

Financial Institution and Services
Prodigy Finance Limited(1)(3)	Growth Capital Loan (8.00% PIK interest rate)	12/31/2020	36,237	35,104	34,859	12/1/2023
Total Financial Institution and Services - 8.71%*			36,237	35,104	34,859

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)(2)	12/30/2020	15,000	14,542	14,542	12/31/2024
Total Food & Drug - 3.63%*			15,000	14,542	14,542

Healthcare Technology Systems
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,811	4,811	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,811	4,811	12/31/2023
			10,000	9,622	9,622
Nurx Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 7.75% EOT payment)	11/5/2019	19,526	19,785	19,785	11/30/2023
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)(2)	12/31/2020	10,000	9,847	9,847	12/31/2025
			29,526	29,632	29,632
Total Healthcare Technology Systems - 9.80%*			39,526	39,254	39,254

Household & Office Goods
Casper Sleep Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 12.50% floor, 7.50% EOT payment)	8/9/2019	15,000	15,093	15,093	8/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 11.25% floor, 6.25% EOT payment)	11/1/2019	15,000	15,117	15,117	10/31/2022
Total Household & Office Goods - 7.54%*			30,000	30,210	30,210

Multimedia and Design Software
Pencil and Pixel, Inc.	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	3/20/2020	10,000	9,999	9,999	3/31/2023
	Growth Capital Loan (9.75% interest rate, 4.25% EOT payment)(2)	12/31/2020	5,000	4,884	4,884	12/31/2023
Total Multimedia and Design Software - 3.72%*			15,000	14,883	14,883

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Network Systems Management Software
Signifyd, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.25% floor, 8.75% EOT payment)	4/8/2020	$6,000	$5,970	$5,970	10/31/2023
Virtual Instruments Corporation	Growth Capital Loan (10.00% interest rate)	4/4/2016	5,000	5,000	4,971	4/4/2021
	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	31,967	31,967	27,802	4/4/2022
			36,967	36,967	32,773
Total Network Systems Management Software - 9.68%*			42,967	42,937	38,743

Other Financial Services
Upgrade, Inc.	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	1/18/2019	6,000	6,217	6,500	1/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	1/18/2019	1,522	1,574	1,649	1/31/2023
	Growth Capital Loan (9.25% interest rate, 6.50% EOT payment)	1/18/2019	6,391	6,785	6,792	1/31/2021
	Growth Capital Loan (9.50% interest rate, 6.25% EOT payment)	3/1/2019	3,694	3,942	4,064	2/28/2022
Total Other Financial Services - 4.75%*			17,607	18,518	19,005

Real Estate Services
Sonder USA, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.25% EOT payment)	12/28/2018	15,397	15,965	15,866	6/30/2022
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	5,000	5,003	4,932	3/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	2,000	1,992	1,964	3/31/2024
Total Real Estate Services - 5.68%*			22,397	22,960	22,762

Security Services
ForgeRock, Inc.	Growth Capital Loan (Prime + 2.90% interest rate, 8.40% floor, 8.00% EOT payment)	3/27/2019	10,000	10,194	10,194	9/30/2023
	Growth Capital Loan (Prime + 3.70% interest rate, 9.20% floor, 8.00% EOT payment)	9/30/2019	10,000	10,079	10,079	12/31/2023
	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 8.00% EOT payment)	12/23/2019	10,000	10,031	10,031	12/31/2023
Total Security Services - 7.57%*			30,000	30,304	30,304

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	10/21/2019	10,000	10,173	9,912	4/30/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	11/27/2019	5,000	5,069	4,932	5/31/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	1/6/2020	10,000	10,089	9,786	7/31/2022
Total Shopping Facilitators - 6.15%*			25,000	25,331	24,630

Social/Platform Software
ClassPass Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	8/15/2019	15,000	15,259	15,156	8/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	9/30/2019	15,000	15,213	15,105	9/30/2023
Total Social/Platform Software - 7.56%*			30,000	30,472	30,261

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	19,825	19,479	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	9,860	9,662	3/31/2024
	Convertible Note (5.00% interest rate)(2)	8/11/2020	300	300	294	2/11/2023
Total Travel & Leisure - 7.35%*			30,300	29,985	29,435

Total Debt Investments - 145.68%*			$610,393	$613,345	$583,335

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*			48,500	35	13

Building Materials/Construction Machinery
View, Inc.	Preferred Stock(2)	6/13/2017	4,545,455	500	71
Total Building Materials/Construction Machinery - 0.02%*			4,545,455	500	71

Buildings and Property
Knotel, Inc.	Preferred Stock	2/19/2019	360,260	159	—
Total Buildings and Property - 0.00%*			360,260	159	—

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	51
Envoy, Inc.	Preferred Stock	5/8/2020	35,893	82	86
Farmer's Business Network, Inc.	Preferred Stock	1/3/2020	37,666	33	252
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	971
	Preferred Stock(2)	12/31/2020	36,498	45	45
			643,450	241	1,016
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	335
Passport Labs, Inc.	Preferred Stock	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(5)	8/9/2018	—	213	161
Toast, Inc.	Preferred Stock(2)	2/1/2018	26,325	27	401
Total Business Applications Software - 1.37%*			1,419,756	2,753	5,474

Business to Business Marketplace
Factual, Inc.	Preferred Stock(2)	9/4/2018	47,072	86	56
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	33
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*			180,838	206	200

Commercial Services
Transfix, Inc.	Preferred Stock	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*			133,502	188	188

Conferencing Equipment / Services
Fuze, Inc. (fka Thinking Phone Networks, Inc.)	Preferred Stock(2)	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.05%*			323,381	670	205

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	10/8/2020	36,972	97	97
Hello Digit, Inc.	Preferred Stock(2)	9/8/2020	723	12	12
Total Consumer Finance - 0.03%*			37,695	109	109

Consumer Non-Durables
Hims, Inc.	Preferred Stock(2)	11/27/2019	217,943	73	425
Imperfect Foods, Inc.	Preferred Stock(2)	6/6/2019	49,709	189	275
	Common Stock	9/30/2020	48,391	208	354
			98,100	397	629
Total Consumer Non-Durables - 0.26%*			316,043	470	1,054

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Products and Services
Clutter Inc.	Preferred Stock(2)	10/18/2018	77,434	$363	$567
	Preferred Stock(2)	9/30/2020	9,824	57	57
			87,258	420	624
Outdoor Voices, Inc.	Common Stock	2/26/2019	255,000	360	—
Quip NYC, Inc.	Preferred Stock	11/26/2018	41,272	455	1,020
Total Consumer Products and Services - 0.41%*			383,530	1,235	1,644

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	128
Savage X, Inc.	Preferred Stock	4/7/2020	11,591	171	200
Total Consumer Retail - 0.08%*			175,054	339	328

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	11/20/2017	173,341	521	714
Minted, Inc.	Preferred Stock	9/30/2020	44,554	432	432
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017	—	1,850	2,934
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	387
	Common Stock(2)	11/25/2015	149,203	1,081	1,010
			237,240	1,294	1,397
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock(2)	11/30/2020	163,807	401	401
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018	—	39	57
Total E-Commerce - Clothing and Accessories - 1.50%*			693,942	4,578	6,005

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Preferred Stock	9/7/2018	336,304	269	323
Grove Collaborative, Inc.	Preferred Stock	4/2/2018	202,506	168	1,000
	Preferred Stock	5/22/2019	109,114	228	347
			311,620	396	1,347
Total E-Commerce - Personal Goods - 0.42%*			647,924	665	1,670

Educational/Training Software
Varsity Tutors LLC	Preferred Stock(2)(5)	3/13/2017	240,590	65	185
Total Educational/Training Software - 0.05%*			240,590	65	185

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock	3/24/2017	278,209	922	193
Roli, Ltd.(1)(3)	Preferred Stock(2)	5/23/2018	102,247	644	—
Total Entertainment - 0.05%*			380,456	1,566	193

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares	12/5/2017	44,064	828	148
Revolut Ltd(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	285
	Preferred Stock(2)	10/29/2019	7,945	324	117
			14,198	364	402
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,288	382	479
	Preferred Stock(2)	12/23/2015	46,548	136	136
			174,836	518	615
Total Financial Institution and Services - 0.52%*			504,391	2,071	2,074

Food & Drug
Capsule Corporation	Preferred Stock(2)	1/17/2020	202,533	437	549
	Cash Exit Fee(2)(5)	12/28/2018	—	129	129
Total Food & Drug - 0.17%*			202,533	566	678

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

General Media and Content
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	$624	$1,092
Total General Media and Content - 0.27%*			774,352	624	1,092

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	58
Groop Internet Platfom, Inc.	Preferred Stock(2)	5/15/2019	50,881	128	198
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	195
Nurx Inc.	Preferred Stock	8/19/2019	170,716	270	270
Total Healthcare Technology Systems - 0.18%*			1,341,087	651	721

Household & Office Goods
Casper Sleep Inc.	Preferred Stock	3/1/2019	21,736	240	17
Total Household & Office Goods - 0.00%*			21,736	240	17

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*			8,036	112	—

Multimedia and Design Software
Pencil and Pixel, Inc.	Preferred Stock	2/28/2020	179,211	199	199
Total Multimedia and Design Software - 0.05%*			179,211	199	199

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	54
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	332
Total Network Systems Management Software - 0.10%*			52,390	186	386

Other Financial Services
Upgrade, Inc.	Preferred Stock	1/18/2019	744,225	223	193
Total Other Financial Services - 0.05%*			744,225	223	193

Real Estate Services
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	113
	Preferred Stock(2)	11/5/2020	31,615	44	44
			85,619	88	157
Sonder Holdings Inc.	Preferred Stock	12/28/2018	136,511	232	613
	Preferred Stock	3/4/2020	14,291	42	42
			150,802	274	655
Total Real Estate Services - 0.20%*			236,421	362	812

Security Services
ForgeRock, Inc.	Preferred Stock(2)	3/30/2016	195,992	155	110
	Preferred Stock	3/29/2019	161,724	340	45
Total Security Services - 0.04%*			357,716	495	155

Shopping Facilitators
Moda Operandi, Inc.	Preferred Stock	9/27/2019	34,538	343	161
OfferUp Inc.	Preferred Stock(2)	12/23/2019	44,788	42	42
Total Shopping Facilitators - 0.05%*			79,326	385	203

Social/Platform Software
ClassPass Inc.	Preferred Stock	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*			84,507	281	151

Transportation
Bird Rides, Inc.	Preferred Stock(2)	4/18/2019	68,111	193	55
Total Transportation - 0.01%*			68,111	193	55

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	$362	$111
Inspirato, LLC	Preferred Units(2)	4/25/2013	1,994	37	45
Total Travel & Leisure - 0.04%*			14,021	399	156

Total Warrant Investments - 6.05%*				$20,525	$24,231

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	$250	$356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	120
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	167
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Total Business Applications Software - 0.19%*			57,007	637	746

Communications Software
Pluribus Networks, Inc.	Preferred Stock(2)	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.50%*			722,073	2,000	2,000

Consumer Finance
Activehours, Inc.	Preferred Stock(2)	11/10/2020	14,788	150	150
Total Consumer Finance - 0.04%*			14,788	150	150

Consumer Non-Durables
Hims, Inc.	Preferred Stock(2)	4/29/2019	158,501	500	574
Prodigy Investments Limited(1)	Preference Shares(2)	12/31/2020	1,552	15,520	12,957
Total Consumer Non-Durables - 3.38%*			160,053	16,020	13,531

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	333
Total Consumer Products and Services - 0.08%*			85,542	333	333

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	500	768
Total E-Commerce - Clothing and Accessories - 0.19%*			67,934	500	768

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	6/5/2018	134,249	500	977
Total E-Commerce - Personal Goods - 0.24%*			134,249	500	977

Educational/Training Software
Varsity Tutors LLC	Preferred Stock(2)	1/5/2018	92,470	250	256
Total Educational/Training Software - 0.06%*			92,470	250	256

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	1,003
Total Entertainment - 0.25%*			511,665	1,000	1,003

Financial Institution and Services
GoGreenHost AB(1)(3)	Preferred Stock(2)	12/1/2017	1	2,134	657
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	1,447
Total Financial Institution and Services - 0.53%*			25,921	2,426	2,104

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	75,013	500	500
Total Food & Drug - 0.12%*			75,013	500	500

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	237
	Common Stock(2)	1/14/2020	142,855	404	320
			208,855	600	557
Groop Internet Platfom, Inc.	Preferred Stock(2)	5/15/2019	90,859	250	584
Nurx Inc.	Preferred Stock(2)	5/31/2019	136,572	1,000	1,004
Total Healthcare Technology Systems - 0.54%*			436,286	1,850	2,145

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Venture Growth Stage Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Household & Office Goods
Casper Sleep Inc.	Common Stock(2)(10)	6/19/2017	35,722	$1,000	$220
Total Household & Office Goods - 0.05%*			35,722	1,000	220

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	605
	Preferred Stock(2)	4/7/2020	9,022	125	125
Total Network Systems Management Software - 0.18%*			69,364	525	730

Real Estate Services
Sonder Holdings Inc.	Preferred Stock(2)	5/21/2019	29,773	312	313
Total Real Estate Services - 0.08%*			29,773	312	313

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	171
Inspirato, LLC	Preferred Units(2)(4)	9/11/2014	1,948	250	266
Total Travel & Leisure - 0.11%*			4,310	550	437

Total Equity Investments - 6.55%*				$28,553	$26,213

Total Investments in Portfolio Companies - 158.27%*(11)				$662,423	$633,779

Total Investments - 158.27%*(9)				$662,423	$633,779
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
(10)Investment is publicly traded and listed on the New York Stock Exchange.
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
•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of June 30, 2021, the Prime Rate was 3.25%. As of June 30, 2021, approximately 50.3% or $300.6 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher.
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
June 30, 2021
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

The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. The Company had cumulative realized and unrealized losses as of June 30, 2021 and 2020, and, as a result, no capital gains incentive fees were recorded for the three and six months ended June 30, 2021 and 2020.

Management and Incentive Fees (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Base management fee	$3,146	$3,235	$6,070	$6,010
Income incentive fee	$2,351	$2,884	$4,578	$2,884
Capital gains incentive fee	$—	$—	$—	$—
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
For the three and six months ended June 30, 2021, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.5 million and $1.0 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations as of June 30, 2021 and December 31, 2020. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$584,534	$584,534	$—	$—	$583,335	$583,335
Warrant investments	—	—	32,348	32,348	—	—	24,231	24,231
Equity investments	294	1,797	28,744	30,835	220	—	25,993	26,213
Total investments	$294	$1,797	$645,626	$647,717	$220	$—	$633,559	$633,779

The following tables show information about Level 3 investments measured at fair value for the six months ended June 30, 2021 and 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2020	$583,335	$24,231	$25,993	$633,559
Funding and purchases of investments, at cost	130,087	3,867	3,153	137,107
Principal payments and sale proceeds received from investments	(135,149)	—	—	(135,149)
Amortization and accretion of premiums and discounts, net and end-of term payments	1,612	—	—	1,612
Net realized gains (losses) on investments	(15,459)	(244)	—	(15,703)
Net change in unrealized gains (losses) included in earnings	15,895	4,622	756	21,273
Payment-in-kind coupon	4,213	—	—	4,213
Transfers between investment types	—	(128)	128	—
Gross transfers out of Level 3(1)	—	—	(1,286)	(1,286)
Fair value as of June 30, 2021	$584,534	$32,348	$28,744	$645,626

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2021	$741	$4,504	$756	$6,001
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the six months ended June 30, 2021, transfers relate to equity investments in publicly traded companies.

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2020
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2019	$604,518	$22,090	$11,168	$637,776
Funding and purchases of investments, at cost	97,151	1,227	1,545	99,923
Principal payments and sale proceeds received from investments	(44,552)	—	—	(44,552)
Amortization and accretion of premiums and discounts, net and end-of term payments	8,048	—	—	8,048
Net realized gains (losses) on investments	(18,037)	(384)	—	(18,421)
Net change in unrealized gains (losses) included in earnings	1,789	(1,937)	(23)	(171)
Payment-in-kind coupon	3,616	—	—	3,616
Gross transfers out of Level 3(1)	—	—	(592)	(592)
Fair value as of June 30, 2020	$652,533	$20,996	$12,098	$685,627

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2020	$(15,999)	$(2,032)	$(23)	$(18,054)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the six months ended June 30, 2020, the only transfer relates to an equity investment in a publicly traded company.
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended June 30, 2021, the Company recognized net realized gains on investments of $0.1 million. During the six months ended June 30, 2021, the Company recognized net realized losses on investments of $15.6 million consisting primarily of the sale of the Company’s investment in Knotel, Inc., which was rated Red (5) on the Company’s credit watch list, and its removal from the Company’s investment portfolio.
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
Net change in unrealized gains during the three months ended June 30, 2021 was $3.2 million, resulting primarily from fair value adjustments. Net change in unrealized gains during the six months ended June 30, 2021 was $21.9 million, resulting primarily from the reversal and recognition of $15.6 million of previously recorded unrealized losses associated with Knotel, Inc., as well as net unrealized gains on the Company’s investment portfolio resulting from fair value adjustments.

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
For the three months ended June 30, 2021, the Company recognized $0.6 million in other income consisting primarily of $0.6 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the six months ended June 30, 2021, the Company recognized $1.3 million in other income consisting of $0.3 million due to the termination or expiration of unfunded commitments and $1.0 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
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
The following tables show a summary of quantitative information about the Level 3 fair value measurements of investments as of June 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	June 30, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$562,466	Discounted Cash Flows	Discount Rate	8.33% - 23.60%	15.03%
	22,068	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	50.00% - 50.00%
Warrant investments	27,475	Black Scholes Option Pricing Model	Revenue Multiples	0.40x - 18.21x	5.21x
			Volatility	45.00% - 85.00%	61.46%
			Term	0.20 - 6.00 Years	3.10 Years
			Discount for Lack of Marketability	5.00% - 20.00%	19.41%
			Risk Free Rate	0.06% - 0.92%	0.33%
	1,383	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount for Lack of Marketability	5.00% - 20.00%	5.65%
	3,490	Discounted Expected Return	Discount Rate	15.00% - 40.00%	32.83%
			Term	1.00 - 4.00 Years	2.11 Years
			Expected Recovery Rate	18.75% - 100.00%	72.65%
Equity investments	28,087	Black Scholes Option Pricing Model	Revenue Multiples	1.15x - 6.25x	3.41x
			Volatility	45.00% - 80.00%	60.45%
			Term	0.50 - 5.00 Years	3.01 Years
			Discount for Lack of Marketability	5.00% - 5.00%
			Risk Free Rate	0.06% - 0.92%	0.37%
	657	Discounted Expected Recovery	Expected Recovery Rate	27.10% - 27.10%
Total investments	$645,626

Level 3 Investments (dollars in thousands)	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$546,958	Discounted Cash Flows	Discount Rate	6.61% - 35.63%	15.24%
	36,377	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	50.00% - 50.00%
Warrant investments	20,071	Black Scholes Option Pricing Model	Revenue Multiples	1.15x - 18.21x	6.38x
			Volatility	40.00% - 85.00%	60.34%
			Term	0.20 - 6.00 Years	3.19 Years
			Discount for Lack of Marketability	5.00% - 20.00%	19.41%
			Risk Free Rate	0.09% - 0.43%	0.20%
	694	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.40 Years
			Discount for Lack of Marketability	20.00% - 20.00%
	3,466	Discounted Expected Return	Discount Rate	20.00% - 40.00%	34.13%
			Term	1.00 - 4.00 Years	2.11 Years
			Expected Recovery Rate	18.75% - 100.00%	71.02%
Equity investments	24,178	Black Scholes Option Pricing Model	Revenue Multiples	0.89x - 4.50x	2.56x
			Volatility	45.00% - 70.00%	59.06%
			Term	1.00 - 4.50 Years	3.08 Years
			Discount for Lack of Marketability	5.00% - 5.00%
			Risk Free Rate	0.10% - 0.27%	0.18%
	1,158	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.50 Years
			Discount for Lack of Marketability	20.00% - 20.00%
	657	Discounted Expected Recovery	Expected Recovery Rate	27.10% - 27.10%
Total investments	$633,559
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of June 30, 2021 and December 31, 2020:

Liability (in thousands)	June 30, 2021			December 31, 2020
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$350,000	$—	$350,000	$325,000	$118,000	$207,000
2022 Notes	—	—	—	74,750	74,750	—
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	—	—	—
Total before deferred financing and issuance costs	620,000	270,000	350,000	469,750	262,750	207,000
Unamortized deferred financing and issuance costs	—	(5,393)	—	—	(4,790)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$620,000	$264,607	$350,000	$469,750	$257,960	$207,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company's unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revolving Credit Facility
Interest cost	$3	$1,828	$580	$4,252
Unused fee	451	107	791	208
Amortization of costs and other fees	431	332	1,035	648
Revolving Credit Facility Total	$885	$2,267	$2,406	$5,108

2022 Notes
Interest cost	$48	$1,075	$1,122	$2,149
Amortization of costs and other fees	7	133	140	265
2022 Notes Total	$55	$1,208	$1,262	$2,414

2025 Notes
Interest cost	$788	$787	$1,575	$902
Amortization of costs and other fees	50	50	100	50
2025 Notes Total	$838	$837	$1,675	$952

2026 Notes
Interest cost	$2,250	$—	$3,000	$—
Amortization of costs and other fees	110	—	146	—
2026 Notes Total	$2,360	$—	$3,146	$—

Total interest expense and amortization of fees	$4,138	$4,312	$8,489	$8,474
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of June 30, 2021, the Company had $350 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on November 30, 2022, and the maturity date of the Credit Facility is May 31, 2024 (unless otherwise terminated earlier pursuant to its terms).
Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of June 30, 2021 and December 31, 2020, the Company was in compliance with all covenants under the Credit Facility.
At June 30, 2021, the Company did not have any outstanding borrowings under the Credit Facility and $2.6 million of deferred credit facility costs which is included in the Company’s consolidated statements of assets and liabilities. As of December 31, 2020, the Company had outstanding borrowings under the Credit Facility of $118.0 million, excluding deferred credit facility costs of $3.2 million, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

During the three and six months ended June 30, 2021, the Company had average outstanding borrowings under the Credit Facility of $0.3 million and $35.1 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 4.07% and 3.88%, respectively. During the three and six months ended June 30, 2020, the Company had average outstanding borrowings under the Credit Facility of $215.4 million and $218.0 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 3.61% and 4.11%, respectively. As of June 30, 2021 and December 31, 2020, $284.3 million and $484.5 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $401.2 million and $199.0 million of assets unencumbered, respectively.
2022 Notes
On July 14, 2017, the Company completed a public offering of $65.0 million in aggregate principal amount of its 5.75% notes due 2022 (the “2022 Notes”) and received net proceeds of $62.8 million after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, the Company issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of $9.5 million after the payment of fees and offering costs. The interest on the 2022 Notes accrued at an annual rate of 5.75%, payable quarterly.
On March 5, 2021, the Company notified the trustee under the indenture governing the 2022 Notes of the Company’s election to redeem, in full, the $74.75 million aggregate principal amount of the 2022 Notes outstanding, and instructed the trustee to provide notice of such redemption to the holders of the 2022 Notes in accordance with the terms of the indenture. On April 5, 2021 (the “Redemption Date”), the Company redeemed the outstanding 2022 Notes in full in accordance with the terms of the governing indenture. As of the Redemption Date, the outstanding 2022 Notes had an aggregate principal amount of $74.75 million and accrued but unpaid interest of approximately $1.0 million. The 2022 Notes were delisted on the NYSE effective as of the Redemption Date. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.7 million.
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
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.8 million of deferred issuance cost at June 30, 2021, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. The book value of the 2025 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
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
The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $2.1 million of deferred issuance cost at June 30, 2021, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. The book value of the 2026 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of June 30, 2021 and December 31, 2020:

Liability (in thousands)	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$118,000	$118,000
2022 Notes, net(1)	—	—	—	—	—	74,592	—	74,592
2025 Notes, net(2)	—	—	69,248	69,248	—	—	69,148	69,148
2026 Notes, net(3)	—	—	197,932	197,932	—	—	—	—
Total	$—	$—	$267,180	$267,180	$—	$74,592	$187,148	$261,740
_______________
(1)Net of debt issuance costs as of December 31, 2020 of $0.8 million.
(2)Net of debt issuance costs as of June 30, 2021 and December 31, 2020 of $0.8 million and $0.9 million, respectively.
(3)Net of debt issuance costs as of June 30, 2021 of $2.1 million.

Note 7. Commitments and Contingencies
Commitments
As of June 30, 2021 and December 31, 2020, the Company’s unfunded commitments totaled $163.5 million to 22 portfolio companies and $132.3 million to 16 portfolio companies, respectively, of which $33.3 million and $17.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Tempo Interactive Inc.	$25,000	$237	$—	$—
HomeLight, Inc.	14,000	146	14,000	84
Merama Inc.	13,881	281	—	—
Savage X, Inc.	12,000	574	4,000	200
OfferUp Inc.	10,000	192	10,000	192
Dialpad, Inc.	10,000	152	5,000	101
Grey Orange International Inc.	10,000	132	—	—
Activehours, Inc.	9,000	64	9,000	64
Curology, Inc.	9,000	44	9,000	44
Narvar, Inc.	7,500	140	3,750	140
TFG Holding, Inc.	7,000	319	7,000	248
NomNomNow Inc.	7,000	216	—	—
Imperfect Foods, Inc.	6,000	55	6,000	55
Filevine, Inc.	5,000	—	—	—
Sonder USA, Inc.	3,000	25	3,000	25
Clutter, Inc.	3,000	—	9,000	60
Trendly, Inc.	3,000	—	—	—
Hello Digit, Inc.	2,500	18	2,500	18
VanMoof Global Holding B.V.	2,121	63	—	—
Envoy, Inc.	2,000	53	4,000	105
FlashParking, Inc.	2,000	13	—	—
Alyk, Inc.	500	—	—	—
Minted, Inc.	—	25	—	25
Farmer's Business Network, Inc.	—	—	20,000	18
Capsule Corp.	—	—	15,000	277
Grove Collaborative, Inc.	—	—	11,000	—
Total	$163,502	$2,749	$132,250	$1,656
_______________
(1)Does not include $2.5 million and $20.8 million backlog of potential future commitments as of June 30, 2021 and December 31, 2020, respectively. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $2.7 million and $1.7 million as of June 30, 2021 and December 31, 2020, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three and six months ended June 30, 2021 and 2020:

Commitments Activity (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Unfunded commitments at beginning of period(1)	$171,282	$210,083	$153,000	$241,583
New commitments(1)	102,533	13,915	192,932	116,488
Fundings	(76,022)	(20,507)	(132,930)	(99,267)
Expirations / Terminations	(32,000)	(14,000)	(47,000)	(69,333)
Foreign currency adjustments	209	(1)	—	19
Unfunded commitments and backlog of potential future commitments at end of period	$166,002	$189,490	$166,002	$189,490
Backlog of potential future commitments	2,500	9,123	2,500	9,123
Unfunded commitments at end of period	$163,502	$180,367	$163,502	$180,367
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of June 30, 2021 and December 31, 2020.

Unfunded Commitments(1) (in thousands)	June 30, 2021	December 31, 2020
Dependent on milestones	$33,250	$17,500
Expiring during:
2021	$70,250	$122,250
2022	85,252	7,000
2023	5,000	—
2024	3,000	3,000
Unfunded commitments	$163,502	$132,250
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of June 30, 2021 and December 31, 2020, this backlog of potential future commitments totaled $2.5 million and $20.8 million, respectively.

Note 8. Financial Highlights
The following table shows the financial highlights for the six months ended June 30, 2021 and 2020:

Financial Highlights (in thousands, except per share data)	For the Six Months Ended June 30, or as of June 30,
	2021	2020
Per Share Data(1)(2)
Net asset value at beginning of period	$12.97	$13.34
Changes in net asset value due to:
Net investment income	0.59	0.78
Net realized gains (losses) on investments	(0.51)	0.02
Net change in unrealized gains (losses) on investments	0.71	(0.27)
Net realized loss on extinguishment of debt	(0.02)	—
Net increase (decrease) from capital share transactions(2)	—	0.02
Distributions from distributable earnings	(0.72)	(0.72)
Net asset value at end of period	$13.03	$13.17

Net investment income per share	$0.59	$0.78
Net increase in net assets resulting from operations per share	$0.77	$0.53
Weighted average shares of common stock outstanding for period	30,899	30,315
Shares of common stock outstanding at end of period	30,950	30,784

Ratios / Supplemental Data
Net asset value at beginning of period	$400,435	$332,506
Net asset value at end of period	$403,128	$405,523
Average net asset value	$400,152	$403,421
Stock price at end of period	$15.19	$10.28

Total return based on net asset value per share(3)	6.4%	8.9%
Total return based on stock price(4)	23.5%	(20.3)%

Net investment income to average net asset value(5)	9.2%	11.9%
Net increase (decrease) in net assets to average net asset value(5)	12.0%	8.0%
Ratio of expenses to average net asset value(5)	11.1%	10.4%
Operating expenses excluding incentive fees to average net asset value(5)	8.8%	9.0%
Income incentive fees to average net asset value(5)	2.3%	1.4%
Capital gains incentive fees to average net asset value(5)	0.0%	0.0%
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
(5)Percentage is presented on an annualized basis.

The weighted average portfolio yield on total debt investments shown below is for the six months ended June 30, 2021 and 2020:

Ratios (Percentages, on an annualized basis)(1)	For the Six Months Ended June 30,
	2021	2020
Weighted average portfolio yield on total debt investments(2)	13.6%	13.2%
Coupon income	9.8%	10.0%
Accretion of discount	0.7%	1.0%
Accretion of end-of-term payments	1.4%	1.7%
Impact of prepayments during the period	1.7%	0.5%
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
Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the three and six months ended June 30, 2021 and 2020:

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net investment income	$9,403	$11,536	$18,310	$23,773
Net increase (decrease) in net assets resulting from operations	$11,986	$21,222	$23,845	$16,104
Basic and diluted weighted average shares of common stock outstanding	30,917	30,747	30,899	30,315
Basic and diluted net investment income per share of common stock	$0.30	$0.38	$0.59	$0.78
Basic and diluted net increase/(decrease) in net assets resulting from operations per share of common stock	$0.39	$0.69	$0.77	$0.53
Note 10.    Equity
Since inception through June 30, 2021, the Company has issued 30,837,545 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, and a registered follow-on offering in 2020. The Company received net proceeds from these offerings of $432.9 million, net of the portion of the underwriting sales load and offering costs paid by the Company.
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
Pursuant to the terms of the Securities Purchase Agreement, the Company has granted the GSAM Purchasers certain registration rights and the related right to participate in future equity offerings conducted by the Company. Specifically, the GSAM Purchasers have the right to sell up to one-third of the total number of GSAM Shares then held by them, in the aggregate, in any underwritten offering initiated by the Company. Additionally, the GSAM Purchasers have the right at any time or from time to time to elect, in writing and pursuant to the terms of and restrictions under the Securities Purchase Agreement, to sell the GSAM Shares pursuant to an offering, including an underwritten offering or block trade, under the Company’s currently effective shelf registration statement.

The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the six months ended June 30, 2021 and the year ended December 31, 2020:

Issuance of Common Stock for the Six Months Ended June 30, 2021 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Fourth quarter 2020 special distribution reinvestment	1/13/2021	11	142	—	—	$12.76 per share
First quarter 2021 distribution reinvestment	3/31/2021	35	482	—	—	$13.73 per share
Second quarter 2021 distribution reinvestment	6/30/2021	33	471	—	—	$14.43 per share
Total issuance		79	$1,095	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2020 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Public follow-on	1/13/2020	5,000	$70,400	$2,150	$218	$14.08 per share
Public follow-on (over-allotment)	1/17/2020	750	10,560	323	33	$14.08 per share
First quarter 2020 distribution reinvestment	3/30/2020	73	413	—	—	$5.63 per share
Second quarter 2020 distribution reinvestment	6/30/2020	38	373	—	—	$9.77 per share
Third quarter 2020 distribution reinvestment	9/15/2020	44	471	—	—	$10.87 per share
Fourth quarter 2020 distribution reinvestment	12/14/2020	43	506	—	—	$11.73 per share
Total issuance		5,948	$82,723	$2,473	$251
The Company had 30,949,765 and 30,870,815 shares of common stock outstanding as of June 30, 2021 and December 31, 2020, respectively.
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

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to June 30, 2021. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
			Total cash distributions	$10.78
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.
(2)Represents a special distribution.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year; thus, no provision for income tax has been recorded in the Company's consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, respectively. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. For the three and six months ended June 30, 2021, total distributions of $0.36 per share and $0.72 per share, respectively, were declared and paid, and represented distributions from ordinary income. For the three and six months ended June 30, 2020, total distributions of $0.36 per share and $0.72 per share, respectively, were declared and paid, and represented distributions from ordinary income. As of June 30, 2021, the Company estimated it had undistributed taxable earnings from net investment income (or “spillover income”) of $12.4 million, or $0.40 per share. The Company expects to pay this spillover income as part of the 2021 dividends. Since March 5, 2014 (commencement of operations) to June 30, 2021, total distributions of $10.78 per share have been paid.

Note 12. Subsequent Events
Distribution
On July 28, 2021, the Board declared a $0.36 per share regular quarterly distribution, payable on September 15, 2021 to stockholders of record on August 31, 2021.
Recent Portfolio Activity/Events
From July 1, 2021 through August 4, 2021, the Company closed $15.7 million of additional debt commitments and funded $18.2 million in new investments. From July 1, 2021 through August 4, 2021, the Company received $18.2 million of principal prepayments generating $0.4 million of accelerated income.
Subsequent to the end of the second quarter of 2021, one of the Company’s portfolio companies, Revolut Ltd, announced the closing of an $800 million private equity raise at a $33 billion valuation. Based on this event, the Company preliminarily estimates that the combined fair value range of its equity and warrant investments in Revolut Ltd is approximately $10 million to $20 million, up from a combined fair value of $1.8 million at June 30, 2021, with the final fair value subject to completion of the Company’s quarterly valuation process for the third quarter.

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
We have seen, and may continue to see, certain of our portfolio companies experience financial distress and, depending on the duration of the COVID-19 pandemic and the extent of its disruption to operations, believe that there is an increased risk of certain of our portfolio companies defaulting on their financial obligations to us and their other capital providers. In addition, as a result of the adverse effects of the COVID-19 pandemic and the related disruption and financial distress, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. The effects of the COVID-19 pandemic have also impeded, and may continue to impede, the ability of certain of our portfolio companies to raise additional capital and/or pursue asset sales or otherwise execute strategic transactions, which could have a material adverse effect on the valuation of our investments in such companies. Portfolio companies operating in certain industries may be more susceptible to these risks than other portfolio companies in other industries in light of the effects of the COVID-19 pandemic. Some of our portfolio companies previously took steps to significantly reduce, modify, or alter business strategies and operations, and additional portfolio companies may take similar steps if subjected to prolonged and severe financial distress, which may impair their business on a permanent basis. In addition, due to the completion of equity rounds by certain portfolio companies at lower valuations than rounds completed prior to the onset of the COVID-19 pandemic, we have experienced unrealized depreciation on certain of our warrant and equity investments despite the relevant companies’ ability to mitigate disruptions on their business strategies and operations. There can be no assurance that future equity rounds completed by our portfolio companies will be at levels greater than or equal to previous rounds, which may result in net unrealized depreciation on our warrant and equity portfolio in future periods.

As of June 30, 2021, we had one portfolio company in which our investments were on non-accrual status (which was generally caused by events unrelated to the COVID-19 pandemic), with an aggregate cost and fair value of $31.4 million and $22.1 million, respectively. The various effects of the COVID-19 pandemic, including those discussed above, increase the risk that we will place additional investments on non-accrual status in the future. Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or under the governing agreements for the 2025 Notes and the 2026 Notes, or otherwise triggering an event of default under the relevant borrowing arrangement. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for more information. As of June 30, 2021, we were in compliance with the asset coverage requirements under the 1940 Act, and we were not in breach of any covenants under the Credit Facility or under the governing agreements for the 2025 Notes or the 2026 Notes. We do not expect to breach any of these covenants in the near term assuming that conditions do not materially deteriorate further or for a prolonged period of time.
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
As of June 30, 2021, we had 199 investments in 77 companies. Our investments included 82 debt investments, 84 warrant investments, and 33 direct equity and related investments. As of June 30, 2021, the aggregate cost and fair value of these investments were $654.5 million and $647.7 million, respectively. As of June 30, 2021, four of our portfolio companies were publicly traded. As of June 30, 2021, the 82 debt investments had an aggregate fair value of $584.5 million and a weighted average loan to enterprise value ratio at the time of underwriting of 8.6%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$598,649	$584,534	$(14,115)	82	34
Warrant investments	24,019	32,348	8,329	84	72
Equity investments	31,834	30,835	(999)	33	28
Total Investments in Portfolio Companies	$654,502	$647,717	$(6,785)	199	77	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2020
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$613,345	$583,335	$(30,010)	94	33
Warrant investments	20,525	24,231	3,706	75	64
Equity investments	28,553	26,213	(2,340)	26	24
Total Investments in Portfolio Companies	$662,423	$633,779	$(28,644)	195	69	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2021 and December 31, 2020:

	June 30, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$83,775	12.9%
E-Commerce - Clothing and Accessories	75,384	11.6
Financial Institution and Services	54,180	8.4
Consumer Products and Services	43,732	6.8
Entertainment	40,652	6.3
Healthcare Technology Systems	40,029	6.2
Network Systems Management Software	34,580	5.3
Security Services	31,790	4.9
Social/Platform Software	30,911	4.8
Household & Office Goods	30,906	4.8
Travel & Leisure	30,580	4.7
Other Financial Services	26,429	4.1
Shopping Facilitators	25,876	4.0
Consumer Non-Durables	24,784	3.8
Real Estate Services	19,665	3.0
Food & Drug	17,073	2.6
Multimedia and Design Software	15,416	2.4
E-Commerce - Personal Goods	9,666	1.5
Consumer Finance	6,215	1.0
Communications Software	2,000	0.3
Consumer Retail	1,784	0.3
General Media and Content	1,092	0.2
Educational/Training Software	441	0.1
Business to Business Marketplace	236	*
Conferencing Equipment / Services	205	*
Commercial Services	188	*
Building Materials/Construction Machinery	60	*
Transportation	55	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	*
Total portfolio company investments	$647,717	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.

	December 31, 2020
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$74,623	11.8%
E-Commerce - Clothing and Accessories	54,678	8.6
Healthcare Technology Systems	42,120	6.6
Consumer Products and Services	40,730	6.4
Network Systems Management Software	39,859	6.3
Financial Institution and Services	39,037	6.2
Entertainment	38,636	6.1
Consumer Non-Durables	33,384	5.3
Security Services	30,459	4.8
Household & Office Goods	30,447	4.8
Social/Platform Software	30,412	4.8
Travel & Leisure	30,028	4.7
Shopping Facilitators	24,833	3.9
Real Estate Services	23,887	3.8
Other Financial Services	19,198	3.0
Food & Drug	15,720	2.5
Multimedia and Design Software	15,082	2.4
Buildings and Property	15,000	2.4
E-Commerce - Personal Goods	13,892	2.2
Commercial Services	10,181	1.6
Consumer Finance	6,150	1.0
Communications Software	2,000	0.3
Consumer Retail	1,346	0.2
General Media and Content	1,092	0.2
Educational/Training Software	441	0.1
Conferencing Equipment / Services	205	*
Business to Business Marketplace	200	*
Building Materials/Construction Machinery	71	*
Transportation	55	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	—
Total portfolio company investments	$633,779	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.
The following table shows the financing product type of our debt investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$575,502	98.4%	$574,414	98.4%
Revolver loans	8,737	1.5	8,627	1.5
Convertible Note	295	0.1	294	0.1
Total debt investments	$584,534	100.0%	$583,335	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 29.6% and 30.6% of our debt investments at fair value as of June 30, 2021 and December 31, 2020, respectively.
Investment Activity
During the three months ended June 30, 2021, we entered into debt commitments with six new portfolio companies totaling $102.5 million, funded nine debt investments for $76.0 million in principal value, acquired warrant investments representing $2.2 million of value, and made equity investments of $0.2 million. Debt investments funded during the three months ended June 30, 2021 carried a weighted average annualized portfolio yield of 13.2% at origination.

During the six months ended June 30, 2021, we entered into debt commitments with 10 new portfolio companies and three existing portfolio companies totaling $192.9 million, funded 18 debt investments for $132.9 million in principal value, acquired warrant investments representing $3.9 million of value, and made equity investments of $2.5 million. Debt investments funded during the six months ended June 30, 2021 carried a weighted average annualized portfolio yield of 13.0% at origination.
During the three months ended June 30, 2020, we entered into debt commitments with two new portfolio companies and two existing portfolio companies totaling $13.9 million, funded 10 debt investments for $20.5 million in principal value, acquired warrant investments representing $0.2 million of value and made equity investments of $0.1 million. Debt investments funded during the three months ended June 30, 2020 carried a weighted average annualized portfolio yield of 14.4% at origination.
During the six months ended June 30, 2020, we entered into debt commitments with four new portfolio companies and six existing portfolio companies totaling $116.5 million, funded 27 debt investments for $99.3 million in principal value, acquired warrant investments representing $1.2 million of value and made equity investments of $1.5 million. Debt investments funded during the six months ended June 30, 2020 carried a weighted average annualized portfolio yield of 13.6% at origination.
During the three months ended June 30, 2021, we received $46.0 million of principal prepayments and $23.1 million of scheduled principal amortization. During the six months ended June 30, 2021, we received $82.0 million of principal prepayments and $38.2 million of scheduled principal amortization.
During the three months ended June 30, 2020, we received $25.1 million of debt prepayments and $12.1 million of scheduled amortization and repayments. During the six months ended June 30, 2020, we received $26.1 million of debt prepayments and $17.9 million of scheduled amortization and repayments.
The following table shows the total portfolio investment activity for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Beginning portfolio at fair value	$633,696	$713,155	$633,779	$653,129
New debt investments, net(1)	74,444	20,126	130,087	97,151
Scheduled principal amortization	(23,113)	(12,134)	(38,183)	(17,947)
Principal prepayments and early repayments	(46,000)	(25,105)	(81,966)	(26,105)
Amortization and accretion of premiums and discounts, net and end-of term payments	494	4,266	1,612	8,048
Payment-in-kind coupon	2,232	2,764	4,213	3,616
New warrant investments	2,246	153	3,867	1,227
New equity investments	509	125	3,153	1,545
Proceeds from dispositions of investments	—	(20,658)	(15,000)	(20,658)
Net realized gains (losses) on investments	—	1,277	(15,703)	988
Net unrealized gains (losses) on investments	3,209	8,884	21,858	(8,141)
Ending portfolio at fair value	$647,717	$692,853	$647,717	$692,853
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
The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments and non-binding term sheet activity for the three and six months ended June 30, 2021 and 2020:

Commitments and Fundings (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Debt Commitments
New portfolio companies	$102,533	$10,000	$159,712	$75,000
Existing portfolio companies	—	3,915	33,220	41,488
Total(1)	$102,533	$13,915	$192,932	$116,488

Funded Debt Investments	$76,022	$20,507	$132,930	$99,267

Equity Investments	$158	$125	$2,493	$1,545

Non-Binding Term Sheets	$250,835	$92,890	$443,007	$172,421
_______________
(1)Includes backlog of potential future commitments.

We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of June 30, 2021 and December 31, 2020, this backlog of potential future commitments totaled $2.5 million and $20.8 million, respectively.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$42,705	7.3%	3	$74,276	12.7%	5
White (2)	483,280	82.7	29	413,193	70.8	24
Yellow (3)	36,481	6.2	1	59,489	10.2	2
Orange (4)	22,068	3.8	1	21,377	3.7	1
Red (5)	—	—	—	15,000	2.6	1
	$584,534	100.0%	34	$583,335	100.0%	33
As of June 30, 2021 and December 31, 2020, the weighted average investment ranking of our debt investment portfolio was 2.06 and 2.13, respectively. During the three months ended June 30, 2021, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $25.0 million was upgraded from Yellow (3) to White (2).
Results of Operations
Comparison of operating results for the three and six months ended June 30, 2021 and 2020
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the three months ended June 30, 2021, our net increase in net assets resulting from operations was $12.0 million, which was comprised of $9.4 million of net investment income and $2.6 million of net realized and unrealized gains. For the three months ended June 30, 2020, our net increase in net assets resulting from operations was $21.2 million, which was comprised of $11.5 million of net investment income and $9.7 million of net realized and unrealized gains. On a per share basis for the three months ended June 30, 2021, net investment income was $0.30 per share and the net increase in net assets from operations was $0.39 per share, as compared to net investment income of $0.38 per share and a net increase in net assets from operations of $0.69 per share for three months ended June 30, 2020.

For the six months ended June 30, 2021, our net increase in net assets resulting from operations was $23.8 million, which was comprised of $18.3 million of net investment income and $5.5 million of net realized and unrealized gains. For the six months ended June 30, 2020, our net increase in net assets resulting from operations was $16.1 million, which was comprised of $23.8 million of net investment income and $7.7 million of net realized and unrealized losses. On a per share basis for the six months ended June 30, 2021, net investment income was $0.59 per share and the net increase in net assets from operations was $0.77 per share, as compared to net investment income of $0.78 per share and a net increase in net assets from operations of $0.53 per share for the six months ended June 30, 2020.
Investment Income
For the three months ended June 30, 2021, total investment and other income was $20.3 million as compared to $23.8 million for the three months ended June 30, 2020. The decrease in total investment and other income for the three months ended June 30, 2021, compared to the 2020 period, is primarily due to lower weighted average principal outstanding on our income-bearing debt investment portfolio, partially offset by greater prepayment activity.
For the six months ended June 30, 2021, total investment and other income was $40.3 million as compared to $44.6 million for the six months ended June 30, 2020. The decrease in total investment and other income for the six months ended June 30, 2021, compared to the 2020 period, is primarily due to lower weighted average principal outstanding on our income-bearing debt investment portfolio, partially offset by greater prepayment activity.
For the three months ended June 30, 2021, we recognized $0.6 million in other income consisting primarily of $0.6 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the six months ended June 30, 2021, we recognized $1.3 million in other income consisting of $0.3 million due to the termination or expiration of unfunded commitments and $1.0 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
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
Operating Expenses
Total operating expenses consist of our base management fee, income incentive fee, capital gains incentive fee, interest expense and amortization of fees, administration agreement expenses, and general and administrative expenses. In determining the base management fee, our Adviser has agreed to exclude U.S. Treasury bill assets acquired at the end of each applicable quarter from the calculation of the gross assets. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will generally decrease over time as our portfolio and capital base expand. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. The capital gains incentive fee will depend on realized and unrealized gains and losses. Interest expenses will generally increase as we utilize more of the Credit Facility and issue additional debt securities, and we generally expect expenses under the administration agreement and general and administrative expenses to increase over time to meet the additional requirements associated with servicing a larger portfolio.
For the three months ended June 30, 2021, total operating expenses were $10.9 million as compared to $12.3 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, total operating expenses were $22.0 million as compared to $20.9 million for the six months ended June 30, 2020.
Base management fees for the three months ended June 30, 2021 and 2020 totaled $3.1 million and $3.2 million, respectively. Base management fees decreased during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due to a decrease in the average size of our portfolio during the applicable periods used in the calculation. Base management fees for the six months ended June 30, 2021 and 2020 totaled $6.1 million and $6.0 million, respectively. Base management fees increased during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to an increase in the average size of our portfolio during the applicable periods used in the calculation.
Income incentive fees totaled $2.4 million and $2.9 million for the three months ended June 30, 2021 and 2020, respectively, and $4.6 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2020, our income incentive fee was reduced by $2.4 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of approximately $2.4 million in net investment income.
There was no capital gains incentive fee expense calculated for the six months ended June 30, 2021 and 2020.
For the three months ended June 30, 2021 and 2020, interest and fees on our borrowings totaled $4.1 million and $4.3 million, respectively. Interest and fee expenses for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, decreased due to a lower weighted-average outstanding principal balance under the Credit Facility as well as the redemption of the 2022 Notes, partially offset by the issuance of the 2026 Notes. For the six months ended June 30, 2021 and 2020, interest and fees on our borrowings totaled $8.5 million and $8.5 million, respectively.

Administration agreement and general and administrative expenses totaled $1.3 million and $1.8 million for the three months ended June 30, 2021 and 2020, respectively, and $2.8 million and $3.5 million for the six months ended June 30, 2021 and 2020, respectively. The decrease for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, was primarily due to a lower allocation of administration expenses under the Administration Agreement as well as lower third-party expenses.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended June 30, 2021, we recognized net realized gains on investments of $0.1 million. During the six months ended June 30, 2021, we recognized net realized losses on investments of $15.6 million consisting primarily of the sale of our investment in Knotel, Inc., which was rated Red (5) on our credit watch list, and its removal from our investment portfolio.
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
Net change in unrealized gains during the three months ended June 30, 2021 was $3.2 million, resulting primarily from fair value adjustments. Net change in unrealized gains during the six months ended June 30, 2021 was $21.9 million, resulting primarily from the reversal and recognition of $15.6 million of previously recorded unrealized losses associated with Knotel, Inc., as well as net unrealized gains on our investment portfolio resulting from fair value adjustments.
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
On April 5, 2021, we redeemed the entire $74.75 million aggregate principal amount of the 2022 Notes in full. In connection with the redemption, we recognized a realized loss of $0.7 million which is included in “net realized loss on extinguishment of debt” in the consolidated statements of operations.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three and six months ended June 30, 2021, interest income totaled $19.7 million and $38.9 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 13.9% and 13.6%, respectively. For the three and six months ended June 30, 2020, interest income totaled $23.3 million and $43.5 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 13.7% and 13.2%, respectively.
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
For the three and six months ended June 30, 2021, the yield on our total debt portfolio, excluding the impact of prepayments, was 12.0% and 11.9%, respectively. For the three and six months ended June 30, 2020, the yield on our total debt portfolio, excluding the impact of prepayments, was 12.7% and 12.7%, respectively.

The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average annualized portfolio yield on total debt investments(2)	13.9%	13.7%	13.6%	13.2%
Coupon income	9.9%	10.1%	9.8%	10.0%
Accretion of discount	0.7%	0.9%	0.7%	1.0%
Accretion of end-of-term payments	1.4%	1.7%	1.4%	1.7%
Impact of prepayments during the period	1.9%	1.0%	1.7%	0.5%
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
For the three and six months ended June 30, 2021, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 2.7% and 6.4%, respectively, and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 7.7% and 23.5%, respectively. For the three and six months ended June 30, 2020, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 6.3% and 8.9%, respectively, and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 85.7% and (20.3)%, respectively. These total return figures are for the periods shown and are not annualized.
The table below shows our return on average total assets and return on average NAV for the three and six months ended June 30, 2021 and 2020:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net investment income	$9,403	$11,536	$18,310	$23,773
Net increase (decrease) in net assets	$11,986	$21,222	$23,845	$16,104

Average net asset value(1)	$398,281	$402,488	$400,152	$403,421
Average total assets(1)	$685,637	$766,742	$690,394	$745,565

Net investment income to average net asset value(2)	9.5%	11.5%	9.2%	11.9%
Net increase (decrease) in net assets to average net asset value(2)	12.1%	21.2%	12.0%	8.0%

Net investment income to average total assets(2)	5.5%	6.1%	5.3%	6.4%
Net increase (decrease) in net assets to average total assets(2)	7.0%	11.1%	7.0%	4.3%
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
As of June 30, 2021, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented approximately 94.5% of our total assets, as compared to approximately 92.7% of our total assets as of December 31, 2020.
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
Cash Flows
During the six months ended June 30, 2021, net cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $8.2 million, and net cash used in financing activities was $19.5 million due primarily to net repayments under the Credit Facility of $118.0 million, the redemption of the 2022 Notes and $24.2 million in distributions paid, partially offset by the issuance of the 2026 Notes. As of June 30, 2021, cash and cash equivalents, including restricted cash, was $33.4 million.
During the six months ended June 30, 2020, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $25.1 million, and net cash provided by financing activities was $21.6 million due to net proceeds received from our January 2020 public follow-on offering of common stock and the issuance of the 2025 Notes in March 2020, partially offset by net repayments under the Credit Facility of $104.3 million and $21.3 million in distributions paid. As of June 30, 2020, cash, including restricted cash, was $23.0 million.
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

Credit Facility
As of June 30, 2021, we had $350 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on November 30, 2022, and the maturity date of the Credit Facility is May 31, 2024 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the terms of the Credit Facility.
As of June 30, 2021 there were no outstanding borrowings under the Credit Facility and $2.6 million of deferred credit facility costs, which is included in the consolidated statements of assets and liabilities. As of December 31, 2020, we had outstanding borrowings of $118.0 million under the Credit Facility, excluding deferred credit facility costs of $3.2 million, which is included in the consolidated statements of assets and liabilities. We had $350.0 million and $207.0 million of remaining capacity on our Credit Facility as of June 30, 2021 and December 31, 2020, respectively.
2022 Notes
On July 14, 2017, we completed a public offering of $65.0 million in aggregate principal amount of the 2022 Notes and received net proceeds of $62.8 million, after the payment of fees and offering costs. On July 24, 2017, as a result of the underwriters’ full exercise of their option to purchase additional 2022 Notes, we issued an additional $9.75 million in aggregate principal amount of the 2022 Notes and received net proceeds of $9.5 million, after the payment of fees and offering costs. The interest on the 2022 Notes accrued at an annual rate of 5.75%, payable quarterly.
On March 5, 2021, we notified the trustee under the indenture governing the 2022 Notes of our election to redeem, in full, the $74.75 million aggregate principal amount of the 2022 Notes outstanding, and instructed the trustee to provide notice of such redemption to the holders of the 2022 Notes in accordance with the terms of the indenture. On April 5, 2021, the entire $74.75 million aggregate principal amount of 2022 Notes was redeemed in full in accordance with the terms of the indenture governing the 2022 Notes. In connection with the redemption, the 2022 Notes were delisted from the New York Stock Exchange. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.7 million. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2022 Notes.
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
As of June 30, 2021 and December 31, 2020, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.2 million and $69.1 million, respectively. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2025 Notes.
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
As of June 30, 2021, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $197.9 million. See “Note 6. Borrowings” in the notes to consolidated financial statements for more information regarding the 2026 Notes.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of June 30, 2021, our asset coverage for borrowed amounts was 249%.

Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of June 30, 2021:

Payments Due By Period (in thousands)	June 30, 2021
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$—	$—	$—	$—	$—
2025 Notes	70,000	—	—	70,000	—
2026 Notes	200,000	—	—	200,000	—
Total	$270,000	$—	$—	$270,000	$—

Off-Balance Sheet Arrangements
Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2021 and December 31, 2020, our unfunded commitments totaled $163.5 million and $132.3 million, respectively, of which $33.3 million and $17.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of June 30, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	June 30, 2021	December 31, 2020
Tempo Interactive Inc.	$25,000	$—
HomeLight, Inc.	14,000	14,000
Merama Inc.	13,881	—
Savage X, Inc.	12,000	4,000
OfferUp Inc.	10,000	10,000
Dialpad, Inc.	10,000	5,000
Grey Orange International Inc.	10,000	—
Activehours, Inc.	9,000	9,000
Curology, Inc.	9,000	9,000
Narvar, Inc.	7,500	3,750
TFG Holding, Inc.	7,000	7,000
NomNomNow Inc.	7,000	—
Imperfect Foods, Inc.	6,000	6,000
Filevine, Inc.	5,000	—
Sonder USA, Inc.	3,000	3,000
Clutter, Inc.	3,000	9,000
Trendly, Inc.	3,000	—
Hello Digit, Inc.	2,500	2,500
VanMoof Global Holding B.V.	2,121	—
Envoy, Inc.	2,000	4,000
FlashParking, Inc.	2,000	—
Alyk, Inc.	500	—
Farmer's Business Network, Inc.	—	20,000
Capsule Corp.	—	15,000
Grove Collaborative, Inc.	—	11,000
Total	$163,502	$132,250
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.

The following table shows additional information on our unfunded commitments regarding milestones and expirations as of June 30, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	June 30, 2021	December 31, 2020
Dependent on milestones	$33,250	$17,500
Expiring during:
2021	$70,250	$122,250
2022	85,252	7,000
2023	5,000	—
2024	3,000	3,000
Total	$163,502	$132,250
_______________
(1)Does not include backlog of potential future commitments.
As of June 30, 2021, our unfunded commitments to 22 companies totaled $163.5 million. During the three and six months ended June 30, 2021, $32.0 million and $47.0 million, respectively, in unfunded commitments expired or were terminated.
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of June 30, 2021 and December 31, 2020, the fair value for these unfunded commitments totaled $2.7 million and $1.7 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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

The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to June 30, 2021. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2019 and 2020, distributions represent ordinary income and long term capital gains. Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
			Total cash distributions	$10.78
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.
For the three months ended June 30, 2021, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 78.6% total distributions paid. As of June 30, 2021, we had estimated undistributed taxable earnings from net investment income of $12.4 million, or $0.40 per share.
Recent Accounting Pronouncements
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

Recent Developments
Distribution
On July 28, 2021, the Board declared a $0.36 per share regular quarterly distribution, payable on September 15, 2021 to stockholders of record on August 31, 2021.
Recent Portfolio Activity/Events
From July 1, 2021 through August 4, 2021, we closed $15.7 million of additional debt commitments and funded $18.2 million in new investments. From July 1, 2021 through August 4, 2021, we received $18.2 million of principal prepayments generating $0.4 million of accelerated income.
Subsequent to the end of the second quarter of 2021, one of our portfolio companies, Revolut Ltd, announced the closing of an $800 million private equity raise at a $33 billion valuation. Based on this event, we preliminarily estimate that the combined fair value range of our equity and warrant investments in Revolut Ltd is approximately $10 million to $20 million, up from a combined fair value of $1.8 million at June 30, 2021, with the final fair value subject to completion of our quarterly valuation process for the third quarter.
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
As of June 30, 2021, approximately 50.3%, or $300.6 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility to the extent it goes above the floor; however, our 2025 Notes and 2026 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement (as modified by the First Supplement with respect to the 2026 Notes) occurs).

As of June 30, 2021, we had no outstanding floating rate borrowings. Due to the fact that our floating rate debt investment portfolio is subject to interest-rate floors set at the current Prime Rate, any increase in interest rates would increase our net investment income as our interest expense would remain constant; however, a decrease in interest rates would not impact our net investment income because all of our floating rate debt investment portfolio has interest rate floors above the current Prime Rate. This is illustrated in the following table which shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2021 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$5,315	$—	$5,315
Up 200 basis points	$2,488	$—	$2,488
Up 100 basis points	$1,164	$—	$1,164
Up 50 basis points	$582	$—	$582
Down 50 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—
This analysis is indicative of the potential impact on our investment income as of June 30, 2021, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rate may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2021, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2021 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 (filed with the SEC on March 3, 2021), which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Dividend Reinvestment Plan
During the three months ended June 30, 2021, we issued 32,652 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended June 30, 2021 was $0.5 million.
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

TriplePoint Venture Growth BDC Corp.
Date: August 4, 2021	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)