Form 10-Q
period 2021-09-30
TriplePoint Venture Growth BDC Corp.
filed 2021-11-03
CIK 1580345

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
There were 30,984,075 shares of the Registrant’s common stock outstanding as of November 3, 2021.

TriplePoint Venture Growth BDC Corp.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investments at fair value (amortized cost of $741,705 and $662,423, respectively)	$767,013	$633,779
Cash and cash equivalents	23,095	38,219
Restricted cash	—	6,458
Deferred credit facility costs	2,357	3,152
Prepaid expenses and other assets	2,645	1,901
Total assets	$795,110	$683,509

Liabilities
Revolving Credit Facility	$85,000	$118,000
2022 Notes, net	—	73,964
2025 Notes, net	69,299	69,148
2026 Notes, net	198,045	—
Base management fee payable	3,177	3,067
Income incentive fee payable	2,472	2,782
Dividends payable	—	3,087
Other accrued expenses and liabilities	5,763	13,026
Total liabilities	$363,756	$283,074
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	310	309
Paid-in capital in excess of par value	414,117	412,514
Total distributable earnings (loss)	16,927	(12,388)
Total net assets	$431,354	$400,435
Total liabilities and net assets	$795,110	$683,509

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	30,984	30,871
Net asset value per share	$13.92	$12.97

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income
Interest income from investments	$18,723	$22,218	$57,656	$65,760
Other income
Expirations / terminations of unfunded commitments	197	315	543	1,012
Other fees	2,307	592	3,323	989
Total investment and other income	21,227	23,125	61,522	67,761

Operating expenses
Base management fee	3,177	3,347	9,248	9,357
Income incentive fee	2,472	3,051	7,049	5,935
Interest expense and amortization of fees	4,100	3,509	12,588	11,983
Administration agreement expenses	509	416	1,498	1,671
General and administrative expenses	1,082	597	2,942	2,837
Total operating expenses	11,340	10,920	33,325	31,783

Net investment income	9,887	12,205	28,197	35,978

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	(3,122)	4,089	(18,764)	4,559
Net change in unrealized gains (losses) on investments	32,095	(1,850)	53,953	(9,989)
Net realized loss on extinguishment of debt	—	—	(681)	—
Net realized and unrealized gains (losses)	28,973	2,239	34,508	(5,430)

Net increase (decrease) in net assets resulting from operations	$38,860	$14,444	$62,705	$30,548

Basic and diluted net investment income per share	$0.32	$0.40	$0.91	$1.18
Basic and diluted net increase (decrease) in net assets per share	$1.26	$0.47	$2.03	$1.00
Basic and diluted weighted average shares of common stock outstanding	30,956	30,792	30,918	30,475

Total basic and diluted distributions declared per share	$0.36	$0.36	$1.08	$1.08

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of June 30, 2020	30,784	$308	$412,016	$(6,801)	$405,523
Net increase (decrease) in net assets resulting from operations	—	—	—	14,444	14,444
Distributions reinvested in common stock	44	—	470	—	470
Distributions from distributable earnings	—	—	—	(11,082)	(11,082)
Balance as of September 30, 2020	30,828	$308	$412,486	$(3,439)	$409,355

Balance as of June 30, 2021	30,950	$309	$413,609	$(10,790)	$403,128
Net increase (decrease) in net assets resulting from operations	—	—	—	38,860	38,860
Distributions reinvested in common stock	34	1	508	—	509
Distributions from distributable earnings	—	—	—	(11,143)	(11,143)
Balance as of September 30, 2021	30,984	$310	$414,117	$16,927	$431,354

Balance as of December 31, 2019	24,923	$249	$333,052	$(795)	$332,506
Net increase (decrease) in net assets resulting from operations	—	—	—	30,548	30,548
Issuance of common stock	5,750	58	78,178	—	78,236
Distributions reinvested in common stock	155	1	1,256	—	1,257
Distributions from distributable earnings	—	—	—	(33,192)	(33,192)
Balance as of September 30, 2020	30,828	$308	$412,486	$(3,439)	$409,355

Balance as of December 31, 2020	30,871	$309	$412,514	$(12,388)	$400,435
Net increase (decrease) in net assets resulting from operations	—	—	—	62,705	62,705
Distributions reinvested in common stock	113	1	1,603	—	1,604
Distributions from distributable earnings	—	—	—	(33,390)	(33,390)
Balance as of September 30, 2021	30,984	$310	$414,117	$16,927	$431,354

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$62,705	$30,548
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(254,263)	(138,086)
Principal payments and proceeds from investments	167,520	157,484
Payment-in-kind interest on investments	(6,330)	(5,887)
Net change in unrealized (gains) losses on investments	(53,953)	9,989
Net realized (gains) losses on investments	18,764	(4,559)
Amortization and (accretion) of premiums and discounts, net	(3,102)	(3,978)
(Accretion) reduction of end-of-term payments, net of prepayments	(1,871)	(8,646)
Amortization of debt fees and issuance costs	1,569	1,336
Net realized loss on extinguishment of debt	681	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(744)	797
Base management fee payable	110	885
Income incentive fee payable	(310)	1,689
Payable to directors and officers	—	(86)
Other accrued expenses and liabilities	(7,263)	(7,231)
Net cash (used in) provided by operating activities	(76,487)	34,255
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	153,000	121,000
Repayments under revolving credit facility	(186,000)	(271,300)
Distributions paid	(34,872)	(31,935)
Deferred credit facility costs	(229)	—
Debt issuance costs 2026 Notes	(2,214)	—
Proceeds from issuance of 2026 Notes	200,000	—
Repayment of 2022 Notes	(74,750)	—
Debt extinguishment costs	(30)	—
Proceeds from issuance of 2025 Notes	—	68,997
Proceeds from issuance of common stock	—	78,236
Net cash provided by (used in) financing activities	54,905	(35,002)
Net change in cash, cash equivalents and restricted cash	(21,582)	(747)
Cash, cash equivalents and restricted cash at beginning of period	44,677	26,441
Cash, cash equivalents and restricted cash at end of period	$23,095	$25,694

	For the Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$23,095	$24,858
Restricted cash	—	836
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$23,095	$25,694

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,186	$10,698
Distributions reinvested	$1,603	$1,257
Excise tax paid	$478	$259

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Business Applications Software
Envoy, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)	5/22/2020	$1,000	$1,018	$1,018	5/31/2023
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)(2)	3/31/2021	2,000	1,979	1,979	3/31/2024
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)(2)	8/30/2021	2,000	1,953	1,953	8/31/2024
			5,000	4,950	4,950
Filevine, Inc.	Growth Capital Loan (6.00% interest rate, 6.00% PIK, 5.50% EOT payment)(2)	4/20/2021	23,593	23,449	23,449	4/30/2025
	Growth Capital Loan (6.00% interest rate, 6.00% PIK)(2)	9/30/2021	2,000	1,977	1,977	9/30/2025
			25,593	25,426	25,426
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)(2)	6/15/2021	20,000	19,264	19,264	6/30/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)(2)	9/24/2021	338	329	329	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)(2)	9/28/2021	547	531	531	9/30/2023
			20,885	20,124	20,124
Hi.Q, Inc.	Growth Capital Loan (10.75% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,289	13,289	6/30/2023
	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 1.00% EOT payment)(2)	12/31/2020	6,867	6,840	6,840	8/31/2025
			20,117	20,129	20,129
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	6/29/2018	3,269	3,491	3,497	6/30/2022
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	11/5/2019	3,759	3,813	3,831	11/30/2023
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	1/31/2020	2,409	2,440	2,452	1/31/2024
			9,437	9,744	9,780
Total Business Applications Software - 18.64%*			81,032	80,373	80,409

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	7/6/2021	5,796	5,631	5,631	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	7/21/2021	438	425	425	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	8/10/2021	525	508	508	8/31/2023
Total Business/Productivity Software - 1.52%*			6,759	6,564	6,564

Computer Hardware
Grey Orange International Inc.	Growth Capital Loan (8.25% interest rate, 3.75% EOT payment)(2)	9/24/2021	1,333	1,291	1,291	9/30/2022
Total Computer Hardware - 0.30%*			1,333	1,291	1,291

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)(2)	10/8/2020	6,000	5,991	5,991	10/31/2023
	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)(2)	9/30/2021	9,000	8,794	8,794	9/30/2024
			15,000	14,785	14,785
Hello Digit, Inc.	Growth Capital Loan (7.00% interest rate, 1.00% EOT payment)(2)	9/30/2021	500	480	480	3/31/2022
Total Consumer Finance - 3.54%*			15,500	15,265	15,265

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)(2)	6/16/2021	$2,500	$2,471	$2,471	6/30/2025
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)	9/30/2020	19,000	18,963	18,963	9/30/2024
	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)(2)	9/30/2021	6,000	5,920	5,920	9/30/2025
			25,000	24,883	24,883
NomNomNow Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 5.50% EOT payment)(2)	7/16/2021	7,000	6,901	6,901	1/31/2023
Total Consumer Non-Durables - 7.94%*			34,500	34,255	34,255

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (10.25% interest rate, 6.00% EOT payment)(2)	12/23/2020	3,000	2,995	2,995	12/31/2023
	Growth Capital Loan (10.00% interest rate, 7.00% EOT payment)(2)	3/26/2021	6,000	5,960	5,960	3/31/2024
			9,000	8,955	8,955
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)(2)	8/12/2021	6,000	5,842	5,842	8/31/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	3,350	3,365	3,365	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	6,700	6,604	6,604	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/10/2021	7,475	7,383	7,383	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/31/2021	7,475	7,372	7,372	2/28/2025
			25,000	24,724	24,724
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 11.75% EOT payment)	2/26/2019	4,000	4,241	4,241	2/29/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 10.55% EOT payment)	4/4/2019	5,000	5,253	5,253	2/29/2024
			9,000	9,494	9,494
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	2/1/2021	8,654	8,511	8,141	1/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	5/27/2021	4,370	4,271	4,046	5/31/2025
			13,024	12,782	12,187
Total Consumer Products and Services - 14.19%*			62,024	61,797	61,202

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 6.50% floor, 3.50% EOT payment)(2)	4/30/2021	500	507	508	4/30/2022
Total Consumer Retail - 0.12%*			500	507	508

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.50% EOT payment)(2)	9/29/2021	29,000	28,065	28,065	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	15,000	14,897	14,897	3/31/2024
Outfittery GMBH(1)(3)	Growth Capital Loan (5.50% interest rate, 5.50% PIK, 9.00% EOT payment)(2)	1/8/2021	18,777	20,270	20,372	12/31/2023
	Revolver (4.50% interest rate, 4.50% PIK, 5.00% EOT payment)(2)	3/5/2020	3,298	3,484	3,673	12/31/2022
			22,075	23,754	24,045
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	12/4/2020	10,500	10,302	10,302	12/31/2023
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	5/27/2021	19,500	19,175	19,175	11/30/2024
Total E-Commerce - Clothing and Accessories - 22.37%*			96,075	96,193	96,484

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)(2)	5/17/2021	$4,168	$4,076	$4,076	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)(2)	6/30/2021	1,951	1,902	1,902	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)(2)	8/4/2021	4,163	4,045	4,045	8/31/2024
Total E-Commerce - Personal Goods - 2.32%*			10,282	10,023	10,023

Entertainment
Luminary Roli Limited(1)(3)(7)	Growth Capital Loan(2)	8/31/2021	35,491	29,530	14,544	8/31/2026
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest rate)(2)	6/25/2014	15,677	15,622	15,519	6/30/2022
	Growth Capital Loan (9.00% PIK interest rate)(2)	3/17/2020	1,151	1,151	1,135	3/31/2023
	Growth Capital Loan (9.00% PIK interest rate)(2)	12/21/2020	1,073	1,073	1,052	12/31/2023
			17,901	17,846	17,706
Total Entertainment - 7.48%*			53,392	47,376	32,250

Financial Institution and Services
Prodigy Finance Limited(1)(3)	Growth Capital Loan (8.00% interest rate)(2)	12/31/2020	32,349	31,452	31,452	12/31/2025
Total Financial Institution and Services - 7.29%*			32,349	31,452	31,452

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)(2)	12/30/2020	15,000	14,881	14,881	12/31/2024
Total Food & Drug - 3.45%*			15,000	14,881	14,881

Healthcare Technology Systems
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,931	4,931	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,931	4,931	12/31/2023
			10,000	9,862	9,862
Nurx Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 7.75% EOT payment)	11/5/2019	15,037	15,732	15,732	11/30/2023
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)(2)	12/31/2020	10,000	10,010	10,010	12/31/2025
			25,037	25,742	25,742
Total Healthcare Technology Systems - 8.26%*			35,037	35,604	35,604

Household & Office Goods
Casper Sleep Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 12.50% floor, 7.50% EOT payment)	8/9/2019	15,000	15,343	15,343	8/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 11.25% floor, 6.25% EOT payment)	11/1/2019	15,000	15,427	15,427	10/31/2022
Total Household & Office Goods - 7.13%*			30,000	30,770	30,770

Multimedia and Design Software
Pencil and Pixel, Inc.	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	3/20/2020	10,000	10,270	10,270	3/31/2023
	Growth Capital Loan (9.75% interest rate, 4.25% EOT payment)(2)	12/31/2020	5,000	4,986	4,986	12/31/2023
Total Multimedia and Design Software - 3.54%*			15,000	15,256	15,256

Network Systems Management Software
Virtual Instruments Corporation	Growth Capital Loan (12.00% interest rate)	4/4/2016	3,555	3,555	3,555	4/4/2022
	Growth Capital Loan (5.00% PIK interest rate)(2)	8/7/2018	33,174	33,174	30,273	4/4/2022
Total Network Systems Management Software - 7.84%*			36,729	36,729	33,828

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Other Financial Services
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	$7,035	$6,823	$6,526	3/8/2031
N26 GmbH(1)(3)	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 4.00% EOT payment)(2)	9/14/2021	26,667	26,456	25,869	9/30/2022
Total Other Financial Services - 7.51%*			33,702	33,279	32,395

Real Estate Services
Sonder USA, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.25% EOT payment)	12/28/2018	8,003	8,872	8,872	6/30/2022
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	4,271	4,347	4,347	3/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	1,708	1,733	1,733	3/31/2024
Total Real Estate Services - 3.47%*			13,982	14,952	14,952

Security Services
ForgeRock, Inc.	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	3/27/2019	10,000	10,337	10,501	9/30/2025
	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	9/30/2019	10,000	10,228	10,398	12/31/2025
	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	12/23/2019	10,000	10,185	10,354	12/31/2025
Total Security Services - 7.25%*			30,000	30,750	31,253

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 9.75% interest rate, 15.25% floor, 9.00% EOT payment)	10/21/2019	10,000	9,931	9,931	6/30/2023
	Growth Capital Loan (Prime + 9.75% interest rate, 15.25% floor, 9.00% EOT payment)	11/27/2019	5,000	4,950	4,950	6/30/2023
	Growth Capital Loan (Prime + 9.75% interest rate, 15.25% floor, 9.00% EOT payment)	1/6/2020	10,000	9,851	9,851	6/30/2023
Total Shopping Facilitators - 5.73%*			25,000	24,732	24,732

Social/Platform Software
ClassPass Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	8/15/2019	14,433	15,033	15,095	8/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	9/30/2019	15,000	15,553	15,620	9/30/2023
Total Social/Platform Software - 7.12%*			29,433	30,586	30,715

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	20,318	20,318	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	10,076	10,076	3/31/2024
	Convertible Note (5.00% interest rate)(2)	8/11/2020	300	300	300	2/11/2023
Total Travel & Leisure - 7.12%*			30,300	30,694	30,694

Total Debt Investments - 154.12%*			$687,929	$683,329	$664,783

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Building Materials/Construction Machinery
View, Inc.	Preferred Stock(2)	6/13/2017	105,682	500	14
Total Building Materials/Construction Machinery - 0.00%*				500	14

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/6/2021	4,934	243	243
Total Business/Productivity Software - 0.06%*				243	243

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	102
Envoy, Inc.	Preferred Stock	5/8/2020	35,893	82	87
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	252
Filevine, Inc.	Preferred Stock(2)	4/20/2021	26,178	38	38
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
FlashParking, Inc.	Preferred Stock(2)	6/15/2021	210,977	810	810
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	971
	Preferred Stock(2)	12/31/2020	36,498	45	45
				241	1,016
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	456
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018	—	213	161
Toast, Inc.	Preferred Stock(2)	2/1/2018	131,626	27	5,075
Total Business Applications Software - 2.59%*				3,652	11,169

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	33
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.03%*				120	144

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	188
Total Commercial Services - 0.04%*				188	188

Computer Hardware
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	16,262	107	107
Total Computer Hardware - 0.02%*				107	107

Conferencing Equipment / Services
Fuze, Inc. (f/k/a Thinking Phone Networks, Inc.)	Preferred Stock(2)	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.05%*				670	205

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	10/8/2020	86,268	226	226
Hello Digit, Inc.	Preferred Stock(2)	9/8/2020	1,157	19	19
Total Consumer Finance - 0.06%*				245	245

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Non-Durables
Alyk, Inc.	Preferred Stock(2)	6/16/2021	61,096	$21	$21
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Preferred Stock(2)	11/27/2019	217,943	73	813
Imperfect Foods, Inc.	Preferred Stock(2)	6/6/2019	49,709	189	275
	Common Stock	9/30/2020	48,391	208	354
				397	629
NomNomNow Inc.	Preferred Stock(2)	5/3/2021	91,021	80	86
Total Consumer Non-Durables - 0.36%*				571	1,549

Consumer Products and Services
Clutter Inc.	Preferred Stock(2)	10/18/2018	77,434	363	567
	Preferred Stock(2)	9/30/2020	29,473	169	169
				532	736
Good Eggs, Inc.	Preferred Stock(2)	8/12/2021	495,186	124	124
Hydrow, Inc.	Common Stock(2)	2/9/2021	103,267	143	267
Hydrow, Inc.	Preferred Stock(2)	8/6/2021	53,903	89	89
				232	356
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	15
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	143	84
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	2/1/2021	704,689	145	433
Total Consumer Products and Services - 0.64%*				2,000	2,768

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	128
Savage X, Inc.	Preferred Stock(2)	4/7/2020	28,977	471	565
Total Consumer Retail - 0.16%*				639	693

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	1,171	1,364
Minted, Inc.	Preferred Stock	9/30/2020	44,554	432	432
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017	—	1,850	2,773
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	387
	Common Stock(2)	11/25/2015	149,203	1,081	1,010
				1,294	1,397
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock(2)	11/30/2020	163,807	580	600
Trendly, Inc.	Preferred Stock(2)	5/27/2021	498,110	299	299
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018	—	39	57
Total E-Commerce - Clothing and Accessories - 1.62%*				5,706	6,992

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Preferred Stock(2)	9/7/2018	336,304	269	538
Grove Collaborative, Inc.	Preferred Stock(2)	4/2/2018	264,140	219	1,305
	Preferred Stock(2)	5/22/2019	109,114	228	347
				447	1,652
Merama Inc.	Preferred Stock(2)	4/28/2021	191,274	406	1,570
Total E-Commerce - Personal Goods - 0.87%*				1,122	3,760

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	274
Total Entertainment - 0.06%*				922	274

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	$361	$909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	220
Revolut Ltd(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	2,366
	Preferred Stock(2)	10/29/2019	7,945	324	2,425
				364	4,791
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,288	382	6,765
	Preferred Stock(2)	12/23/2015	46,548	136	2,245
				518	9,010
Total Financial Institution and Services - 3.46%*				2,112	14,930

Food & Drug
Capsule Corporation	Preferred Stock(2)	1/17/2020	202,533	437	1,177
	Cash Exit Fee(2)(5)	12/28/2018	—	129	245
Total Food & Drug - 0.33%*				566	1,422

General Media and Content
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	625	1,092
Total General Media and Content - 0.25%*				625	1,092

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	43
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	498
Nurx Inc.	Preferred Stock	8/19/2019	170,716	270	372
Total Healthcare Technology Systems - 0.21%*				523	913

Household & Office Goods
Casper Sleep Inc.	Preferred Stock	3/1/2019	21,736	240	8
Total Household & Office Goods - 0.00%*				240	8

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Pencil and Pixel, Inc.	Preferred Stock	2/28/2020	179,211	199	289
Total Multimedia and Design Software - 0.07%*				199	289

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	103
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	332
Total Network Systems Management Software - 0.10%*				186	435

Other Financial Services
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	154
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	744,225	223	409
Total Other Financial Services - 0.13%*				384	563

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Real Estate Services
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	$44	$369
	Preferred Stock(2)	11/5/2020	55,326	76	292
				120	661
Sonder Holdings Inc.	Preferred Stock	12/28/2018	136,511	232	1,140
	Preferred Stock	3/4/2020	14,291	42	70
				274	1,210
Total Real Estate Services - 0.43%*				394	1,871

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	5/27/2021	250,000	1,148	1,148
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.30%*				1,190	1,286

Social/Platform Software
ClassPass Inc.	Preferred Stock	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Transportation
Bird Rides, Inc.	Preferred Stock(2)	4/18/2019	68,111	194	55
Total Transportation - 0.01%*				194	55

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	362	238
Inspirato, LLC	Preferred Units(2)	4/25/2013	1,994	37	45
Total Travel & Leisure - 0.07%*				399	283

Total Warrant Investments - 11.98%*				$24,125	$51,662

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2021
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$167
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	250	356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	120
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	167
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Total Business Applications Software - 0.21%*				804	913

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	150
Total Business/Productivity Software - 0.03%*				150	150

Communications Software
Pluribus Networks, Inc.	Preferred Stock(2)	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.46%*				2,000	2,000

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	150
Total Consumer Finance - 0.03%*				150	150

Commercial Services
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.01%*				50	50

Consumer Non-Durables
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Common Stock(2)(10)	4/29/2019	79,258	500	598
Imperfect Foods, Inc.	Preferred Stock(2)	1/29/2021	35,649	500	500
Total Consumer Non-Durables - 0.25%*				1,000	1,098

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	470
	Preferred Stock(2)	3/19/2021	46,456	335	335
				668	805
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	140,059	420	454
Total Consumer Products and Services - 0.29%*				1,088	1,259

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	587
Total Consumer Retail - 0.14%*				500	587

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	500	768
Total E-Commerce - Clothing and Accessories - 0.18%*				500	768

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2021
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	6/5/2018	134,249	$500	$977
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	197
	Preferred Stock(2)	4/19/2021	14,490	83	171
	Preferred Stock(2)	9/1/2021	10,298	167	167
				283	535
Total E-Commerce - Personal Goods - 0.35%*				783	1,512

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)	1/5/2018	62,258	250	497
Total Educational/Training Software - 0.12%*				250	497

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	1,177
Total Entertainment - 0.27%*				3,525	1,177

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	16,474	14,745
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	10,090
Total Financial Institution and Services - 5.76%*				16,766	24,835

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	75,013	500	814
	Preferred Stock(2)	4/21/2021	5,176	75	75
Total Food & Drug - 0.21%*				575	889

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	224
	Common Stock(2)	1/14/2020	142,855	404	264
				600	488
Medly Health Inc.	Preferred Stock(2)	8/12/2021	209,979	250	250
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)	5/15/2019	146,752	378	429
Nurx Inc.	Preferred Stock(2)	5/31/2019	136,572	1,000	1,103
Total Healthcare Technology Systems - 0.53%*				2,228	2,270

Household & Office Goods
Casper Sleep Inc.	Common Stock(2)(10)	6/19/2017	35,722	1,000	152
Total Household & Office Goods - 0.04%*				1,000	152

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	901
	Preferred Stock(2)	4/7/2020	9,022	125	165
Total Network Systems Management Software - 0.25%*				525	1,066

Other Financial Services
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	964
Total Other Financial Services - 0.22%*				1,000	964

Real Estate Services
Sonder Holdings Inc.	Preferred Stock(2)	5/21/2019	29,773	313	397
Total Real Estate Services - 0.09%*				313	397

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2021
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Security Services
ForgeRock, Inc.	Common Stock(2)	9/24/2021	301,247	$494	$9,381
Total Security Services - 2.17%*				494	9,381

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	187
Inspirato, LLC	Preferred Units(2)(4)	9/11/2014	1,948	250	266
Total Travel & Leisure - 0.11%*				550	453

Total Equity Investments - 11.72%*				$34,251	$50,568

Total Investments in Portfolio Companies - 177.82%*(11)				$741,705	$767,013

Total Investments - 177.82%*(9)				$741,705	$767,013
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2021, non-qualifying assets represented 26.4% of the Company’s total assets, at fair value.
(2)As of September 30, 2021, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $53.8 million, $28.5 million and $25.3 million, respectively, for the September 30, 2021 investment portfolio. The tax cost of investments is $741.7 million.
(7)Debt is on non-accrual status as of September 30, 2021 and is therefore considered non-income producing. Non-accrual investments as of September 30, 2021 had a total cost and fair value of $29.5 million and $14.5 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in five public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on the New York Stock Exchange, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of September 30, 2021, the Company’s portfolio company investments that were subject to restrictions on sales totaled $766.3 million at fair value and represented 177.6% of the Company’s net assets. In addition, unless otherwise indicated, as of September 30, 2021, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(12)Acquisition date represents the date of the investment in the portfolio investment.
*    Value as a percentage of net assets.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Buildings and Property
Knotel, Inc.(7)	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	2/28/2019	$8,855	$9,195	$4,500	8/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	3/25/2019	5,903	6,113	3,000	9/30/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	4/18/2019	8,855	9,145	4,500	10/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	9/30/2019	5,903	6,006	3,000	3/31/2023
Total Buildings and Property - 3.75%*			29,516	30,459	15,000

Business Applications Software
Envoy, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)	5/22/2020	1,000	993	993	5/31/2023
Hi.Q, Inc.	Growth Capital Loan (11.00% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,196	13,196	6/30/2023
	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 1.00% EOT payment)(2)	12/31/2020	6,868	6,823	6,823	8/31/2025
			20,118	20,019	20,019
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	6/29/2018	6,302	6,600	6,622	6/30/2022
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	11/5/2019	4,881	4,911	4,941	11/30/2023
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	1/31/2020	3,000	3,017	3,037	1/31/2024
			14,183	14,528	14,600
Passport Labs, Inc.	Growth Capital Loan (9.75% interest rate, 5.25% EOT payment)	10/11/2018	19,000	19,175	18,975	8/31/2023
	Growth Capital Loan (10.25% interest rate, 5.25% EOT payment)	5/15/2019	6,000	5,998	5,925	3/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/15/2019	5,000	5,033	4,970	5/31/2024
			30,000	30,206	29,870
Quantcast Corporation	Growth Capital Loan (Prime + 6.25% interest rate, 10.50% floor, 6.00% EOT payment)	3/12/2018	2,063	2,919	2,921	3/31/2021
Total Business Applications Software - 17.08%*			67,364	68,665	68,403

Commercial Services
Transfix, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 2.00% EOT payment)	12/23/2019	10,000	9,993	9,993	12/31/2021
Total Commercial Services - 2.50%*			10,000	9,993	9,993

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)(2)	10/8/2020	6,000	5,891	5,891	10/31/2023
Total Consumer Finance - 1.47%*			6,000	5,891	5,891

Consumer Non-Durables
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)	9/30/2020	19,000	18,799	18,799	9/30/2024
Total Consumer Non-Durables - 4.69%*			19,000	18,799	18,799

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)(2)	12/23/2020	$3,000	$2,916	$2,916	12/31/2023
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 9.75% EOT payment)	2/26/2019	4,000	4,160	4,160	2/28/2022
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 9.75% EOT payment)	4/4/2019	6,000	6,202	6,202	4/30/2022
			10,000	10,362	10,362
Quip NYC, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	4/16/2019	10,000	10,178	10,232	4/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	6/26/2019	5,000	5,062	5,092	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	6/26/2019	5,000	5,062	5,092	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	9/26/2019	5,000	5,025	5,059	9/30/2022
			25,000	25,327	25,475
Total Consumer Products and Services - 9.68%*			38,000	38,605	38,753

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 7.50% floor, 3.50% EOT payment)	4/15/2020	1,000	1,016	1,018	4/30/2021
Total Consumer Retail - 0.25%*			1,000	1,016	1,018

E-Commerce - Clothing and Accessories
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	15,000	14,533	14,533	3/31/2024
Outfittery GMBH(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 13.75% floor, 11.00% EOT payment)(2)	8/11/2017	6,180	6,443	6,587	8/31/2022
	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)(2)	6/7/2018	1,511	1,661	1,722	6/30/2021
	Growth Capital Loan (12.75% interest rate, 9.00% EOT payment)(2)	12/28/2018	1,987	2,053	2,183	12/31/2021
	Growth Capital Loan (Prime + 7.25% interest rate, 12.75% floor, 9.00% EOT payment)(2)	8/7/2019	3,947	3,983	4,287	8/31/2022
	Growth Capital Loan (Prime + 7.25% interest rate, 12.75% floor, 9.00% EOT payment)(2)	9/23/2019	3,305	3,226	3,552	9/30/2022
	Growth Capital Loan (Prime + 7.25% interest rate, 12.75% floor, 9.00% EOT payment)(2)	7/27/2020	1,166	1,103	1,137	7/31/2023
	Revolver (11.00% interest rate, 2.00% EOT payment)(2)	3/5/2020	3,298	3,364	3,753	12/31/2020
			21,394	21,833	23,221
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	12/4/2020	10,500	10,151	10,151	12/31/2023
Total E-Commerce - Clothing and Accessories - 11.96%*			46,894	46,517	47,905

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)(2)	1/31/2020	8,250	8,498	8,498	4/30/2021
	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)(2)	1/31/2020	2,667	2,747	2,747	4/30/2021
Total E-Commerce - Personal Goods - 2.81%*			10,917	11,245	11,245

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Entertainment
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest rate, 9.50% EOT payment)	6/25/2014	$14,320	$14,219	$14,033	6/30/2022
	Growth Capital Loan (9.00% PIK interest rate)(2)	3/17/2020	1,075	1,075	1,053	3/31/2023
	Growth Capital Loan (9.00% PIK interest rate)(2)	12/21/2020	1,003	1,003	976	12/31/2023
			16,398	16,297	16,062
Roli, Ltd.(1)(3)(7)	Growth Capital Loan (11.00% PIK interest rate, 9.50% EOT payment)(2)	5/23/2018	10,732	10,767	7,823	5/31/2021
	Growth Capital Loan (11.00% PIK interest rate, 9.50% EOT payment)(2)	5/23/2018	1,342	1,346	978	5/31/2021
	Growth Capital Loan (11.25% PIK interest rate, 9.50% EOT payment)(2)	7/16/2018	1,325	1,317	969	7/31/2021
	Revolver (8.75% PIK interest rate, 4.00% EOT payment)(2)	7/5/2018	129	129	95	10/31/2020
	Revolver (9.75% PIK interest rate, 4.00% EOT payment)(2)	7/5/2018	1,898	1,898	1,401	10/31/2020
	Revolver (9.75% PIK interest rate, 4.00% EOT payment)(2)	9/27/2018	4,556	4,556	3,378	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 10.00% EOT payment)(2)	6/5/2019	1,283	1,340	1,025	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	7/9/2019	627	627	487	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	8/28/2019	538	538	429	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	10/24/2019	4,925	4,925	3,696	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	4/23/2020	1,390	1,390	1,097	7/31/2020
	Convertible Note (8.00% interest rate)(2)	7/15/2020	2,525	2,525	—	7/15/2023
			31,270	31,358	21,378
Total Entertainment - 9.35%*			47,668	47,655	37,440

Financial Institution and Services
Prodigy Finance Limited(1)(3)	Growth Capital Loan (8.00% PIK interest rate)	12/31/2020	36,237	35,104	34,859	12/1/2023
Total Financial Institution and Services - 8.71%*			36,237	35,104	34,859

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)(2)	12/30/2020	15,000	14,542	14,542	12/31/2024
Total Food & Drug - 3.63%*			15,000	14,542	14,542

Healthcare Technology Systems
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,811	4,811	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,811	4,811	12/31/2023
			10,000	9,622	9,622
Nurx Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 7.75% EOT payment)	11/5/2019	19,526	19,785	19,785	11/30/2023
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)(2)	12/31/2020	10,000	9,847	9,847	12/31/2025
			29,526	29,632	29,632
Total Healthcare Technology Systems - 9.80%*			39,526	39,254	39,254

Household & Office Goods
Casper Sleep Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 12.50% floor, 7.50% EOT payment)	8/9/2019	15,000	15,093	15,093	8/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 11.25% floor, 6.25% EOT payment)	11/1/2019	15,000	15,117	15,117	10/31/2022
Total Household & Office Goods - 7.54%*			30,000	30,210	30,210

Multimedia and Design Software
Pencil and Pixel, Inc.	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	3/20/2020	10,000	9,999	9,999	3/31/2023
	Growth Capital Loan (9.75% interest rate, 4.25% EOT payment)(2)	12/31/2020	5,000	4,884	4,884	12/31/2023
Total Multimedia and Design Software - 3.72%*			15,000	14,883	14,883

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Network Systems Management Software
Signifyd, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.25% floor, 8.75% EOT payment)	4/8/2020	$6,000	$5,970	$5,970	10/31/2023
Virtual Instruments Corporation	Growth Capital Loan (10.00% interest rate)	4/4/2016	5,000	5,000	4,971	4/4/2021
	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	31,967	31,967	27,802	4/4/2022
			36,967	36,967	32,773
Total Network Systems Management Software - 9.68%*			42,967	42,937	38,743

Other Financial Services
Upgrade, Inc.	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	1/18/2019	6,000	6,217	6,500	1/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	1/18/2019	1,522	1,574	1,649	1/31/2023
	Growth Capital Loan (9.25% interest rate, 6.50% EOT payment)	1/18/2019	6,391	6,785	6,792	1/31/2021
	Growth Capital Loan (9.50% interest rate, 6.25% EOT payment)	3/1/2019	3,694	3,942	4,064	2/28/2022
Total Other Financial Services - 4.75%*			17,607	18,518	19,005

Real Estate Services
Sonder USA, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.25% EOT payment)	12/28/2018	15,397	15,965	15,866	6/30/2022
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	5,000	5,003	4,932	3/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	2,000	1,992	1,964	3/31/2024
Total Real Estate Services - 5.68%*			22,397	22,960	22,762

Security Services
ForgeRock, Inc.	Growth Capital Loan (Prime + 2.90% interest rate, 8.40% floor, 8.00% EOT payment)	3/27/2019	10,000	10,194	10,194	9/30/2023
	Growth Capital Loan (Prime + 3.70% interest rate, 9.20% floor, 8.00% EOT payment)	9/30/2019	10,000	10,079	10,079	12/31/2023
	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 8.00% EOT payment)	12/23/2019	10,000	10,031	10,031	12/31/2023
Total Security Services - 7.57%*			30,000	30,304	30,304

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	10/21/2019	10,000	10,173	9,912	4/30/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	11/27/2019	5,000	5,069	4,932	5/31/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	1/6/2020	10,000	10,089	9,786	7/31/2022
Total Shopping Facilitators - 6.15%*			25,000	25,331	24,630

Social/Platform Software
ClassPass Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	8/15/2019	15,000	15,259	15,156	8/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	9/30/2019	15,000	15,213	15,105	9/30/2023
Total Social/Platform Software - 7.56%*			30,000	30,472	30,261

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	19,825	19,479	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	9,860	9,662	3/31/2024
	Convertible Note (5.00% interest rate)(2)	8/11/2020	300	300	294	2/11/2023
Total Travel & Leisure - 7.35%*			30,300	29,985	29,435

Total Debt Investments - 145.68%*			$610,393	$613,345	$583,335

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Building Materials/Construction Machinery
View, Inc.	Preferred Stock(2)	6/13/2017	4,545,455	500	71
Total Building Materials/Construction Machinery - 0.02%*				500	71

Buildings and Property
Knotel, Inc.	Preferred Stock	2/19/2019	360,260	159	—
Total Buildings and Property - 0.00%*				159	—

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	51
Envoy, Inc.	Preferred Stock	5/8/2020	35,893	82	86
Farmer's Business Network, Inc.	Preferred Stock	1/3/2020	37,666	33	252
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	971
	Preferred Stock(2)	12/31/2020	36,498	45	45
				241	1,016
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	335
Passport Labs, Inc.	Preferred Stock	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(5)	8/9/2018	—	213	161
Toast, Inc.	Preferred Stock(2)	2/1/2018	26,325	27	401
Total Business Applications Software - 1.37%*				2,753	5,474

Business to Business Marketplace
Factual, Inc.	Preferred Stock(2)	9/4/2018	47,072	86	56
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	33
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*				206	200

Commercial Services
Transfix, Inc.	Preferred Stock	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*				188	188

Conferencing Equipment / Services
Fuze, Inc. (f/k/a Thinking Phone Networks, Inc.)	Preferred Stock(2)	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.05%*				670	205

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	10/8/2020	36,972	97	97
Hello Digit, Inc.	Preferred Stock(2)	9/8/2020	723	12	12
Total Consumer Finance - 0.03%*				109	109

Consumer Non-Durables
Hims, Inc.	Preferred Stock(2)	11/27/2019	217,943	73	425
Imperfect Foods, Inc.	Preferred Stock(2)	6/6/2019	49,709	189	275
	Common Stock	9/30/2020	48,391	208	354
				397	629
Total Consumer Non-Durables - 0.26%*				470	1,054

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Products and Services
Clutter Inc.	Preferred Stock(2)	10/18/2018	77,434	$363	$567
	Preferred Stock(2)	9/30/2020	9,824	57	57
				420	624
Outdoor Voices, Inc.	Common Stock	2/26/2019	255,000	360	—
Quip NYC, Inc.	Preferred Stock	11/26/2018	41,272	455	1,020
Total Consumer Products and Services - 0.41%*				1,235	1,644

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	128
Savage X, Inc.	Preferred Stock	4/7/2020	11,591	171	200
Total Consumer Retail - 0.08%*				339	328

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	11/20/2017	173,341	521	714
Minted, Inc.	Preferred Stock	9/30/2020	44,554	432	432
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017	—	1,850	2,934
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	387
	Common Stock(2)	11/25/2015	149,203	1,081	1,010
				1,294	1,397
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock(2)	11/30/2020	163,807	401	401
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018	—	39	57
Total E-Commerce - Clothing and Accessories - 1.50%*				4,578	6,005

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Preferred Stock	9/7/2018	336,304	269	323
Grove Collaborative, Inc.	Preferred Stock	4/2/2018	202,506	168	1,000
	Preferred Stock	5/22/2019	109,114	228	347
				396	1,347
Total E-Commerce - Personal Goods - 0.42%*				665	1,670

Educational/Training Software
Varsity Tutors LLC	Preferred Stock(2)(5)	3/13/2017	240,590	65	185
Total Educational/Training Software - 0.05%*				65	185

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock	3/24/2017	278,209	922	193
Roli, Ltd.(1)(3)	Preferred Stock(2)	5/23/2018	102,247	644	—
Total Entertainment - 0.05%*				1,566	193

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares	12/5/2017	44,064	828	148
Revolut Ltd(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	285
	Preferred Stock(2)	10/29/2019	7,945	324	117
				364	402
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,288	382	479
	Preferred Stock(2)	12/23/2015	46,548	136	136
				518	615
Total Financial Institution and Services - 0.52%*				2,071	2,074

Food & Drug
Capsule Corporation	Preferred Stock(2)	1/17/2020	202,533	437	549
	Cash Exit Fee(2)(5)	12/28/2018	—	129	129
Total Food & Drug - 0.17%*				566	678

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

General Media and Content
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	$624	$1,092
Total General Media and Content - 0.27%*				624	1,092

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	58
Groop Internet Platfom, Inc.	Preferred Stock(2)	5/15/2019	50,881	128	198
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	195
Nurx Inc.	Preferred Stock	8/19/2019	170,716	270	270
Total Healthcare Technology Systems - 0.18%*				651	721

Household & Office Goods
Casper Sleep Inc.	Preferred Stock	3/1/2019	21,736	240	17
Total Household & Office Goods - 0.00%*				240	17

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Pencil and Pixel, Inc.	Preferred Stock	2/28/2020	179,211	199	199
Total Multimedia and Design Software - 0.05%*				199	199

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	54
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	332
Total Network Systems Management Software - 0.10%*				186	386

Other Financial Services
Upgrade, Inc.	Preferred Stock	1/18/2019	744,225	223	193
Total Other Financial Services - 0.05%*				223	193

Real Estate Services
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	113
	Preferred Stock(2)	11/5/2020	31,615	44	44
				88	157
Sonder Holdings Inc.	Preferred Stock	12/28/2018	136,511	232	613
	Preferred Stock	3/4/2020	14,291	42	42
				274	655
Total Real Estate Services - 0.20%*				362	812

Security Services
ForgeRock, Inc.	Preferred Stock(2)	3/30/2016	195,992	155	110
	Preferred Stock	3/29/2019	161,724	340	45
Total Security Services - 0.04%*				495	155

Shopping Facilitators
Moda Operandi, Inc.	Preferred Stock	9/27/2019	34,538	343	161
OfferUp Inc.	Preferred Stock(2)	12/23/2019	44,788	42	42
Total Shopping Facilitators - 0.05%*				385	203

Social/Platform Software
ClassPass Inc.	Preferred Stock	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Transportation
Bird Rides, Inc.	Preferred Stock(2)	4/18/2019	68,111	193	55
Total Transportation - 0.01%*				193	55

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	$362	$111
Inspirato, LLC	Preferred Units(2)	4/25/2013	1,994	37	45
Total Travel & Leisure - 0.04%*				399	156

Total Warrant Investments - 6.05%*				$20,525	$24,231

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	$250	$356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	120
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	167
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Total Business Applications Software - 0.19%*				637	746

Communications Software
Pluribus Networks, Inc.	Preferred Stock(2)	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.50%*				2,000	2,000

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	150
Total Consumer Finance - 0.04%*				150	150

Consumer Non-Durables
Hims, Inc.	Preferred Stock(2)	4/29/2019	158,501	500	574
Prodigy Investments Limited(1)	Preference Shares(2)	12/31/2020	1,552	15,520	12,957
Total Consumer Non-Durables - 3.38%*				16,020	13,531

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	333
Total Consumer Products and Services - 0.08%*				333	333

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	500	768
Total E-Commerce - Clothing and Accessories - 0.19%*				500	768

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	6/5/2018	134,249	500	977
Total E-Commerce - Personal Goods - 0.24%*				500	977

Educational/Training Software
Varsity Tutors LLC	Preferred Stock(2)	1/5/2018	92,470	250	256
Total Educational/Training Software - 0.06%*				250	256

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	1,003
Total Entertainment - 0.25%*				1,000	1,003

Financial Institution and Services
GoGreenHost AB(1)(3)	Preferred Stock(2)	12/1/2017	1	2,134	657
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	1,447
Total Financial Institution and Services - 0.53%*				2,426	2,104

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	75,013	500	500
Total Food & Drug - 0.12%*				500	500

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	237
	Common Stock(2)	1/14/2020	142,855	404	320
				600	557
Groop Internet Platfom, Inc.	Preferred Stock(2)	5/15/2019	90,859	250	584
Nurx Inc.	Preferred Stock(2)	5/31/2019	136,572	1,000	1,004
Total Healthcare Technology Systems - 0.54%*				1,850	2,145

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Household & Office Goods
Casper Sleep Inc.	Common Stock(2)(10)	6/19/2017	35,722	$1,000	$220
Total Household & Office Goods - 0.05%*				1,000	220

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	605
	Preferred Stock(2)	4/7/2020	9,022	125	125
Total Network Systems Management Software - 0.18%*				525	730

Real Estate Services
Sonder Holdings Inc.	Preferred Stock(2)	5/21/2019	29,773	312	313
Total Real Estate Services - 0.08%*				312	313

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	171
Inspirato, LLC	Preferred Units(2)(4)	9/11/2014	1,948	250	266
Total Travel & Leisure - 0.11%*				550	437

Total Equity Investments - 6.55%*				$28,553	$26,213

Total Investments in Portfolio Companies - 158.27%*(11)				$662,423	$633,779

Total Investments - 158.27%*(9)				$662,423	$633,779
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the 1940 Act. As of December 31, 2020, non-qualifying assets represented 21.5% of the Company’s total assets, at fair value.
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
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $13.8 million, $42.4 million and $28.6 million, respectively, for the December 31, 2020 investment portfolio. The tax cost of investments was $662.4 million.
(7)Debt is on non-accrual status as of December 31, 2020 and is therefore considered non-income producing. Non-accrual investments as of December 31, 2020 had a total cost and fair value of $61.8 million and $36.4 million, respectively.
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
•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of September 30, 2021, the Prime Rate was 3.25%. As of September 30, 2021, approximately 51.8% or $356.3 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher.
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
September 30, 2021
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

The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. The Company had cumulative realized and unrealized losses as of September 30, 2021 and 2020, and, as a result, no capital gains incentive fees were recorded for the three and nine months ended September 30, 2021 and 2020.

Management and Incentive Fees (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Base management fee	$3,177	$3,347	$9,248	$9,357
Income incentive fee	$2,472	$3,051	$7,049	$5,935
Capital gains incentive fee	$—	$—	$—	$—
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
For the three and nine months ended September 30, 2021, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.5 million and $1.5 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations as of September 30, 2021 and December 31, 2020. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$664,783	$664,783	$—	$—	$583,335	$583,335
Warrant investments	—	—	51,662	51,662	—	—	24,231	24,231
Equity investments	750	10,307	39,511	50,568	220	—	25,993	26,213
Total investments	$750	$10,307	$755,956	$767,013	$220	$—	$633,559	$633,779

The following tables show information about Level 3 investments measured at fair value for the nine months ended September 30, 2021 and 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2020	$583,335	$24,231	$25,993	$633,559
Funding and purchases of investments, at cost	244,060	5,519	4,684	254,263
Principal payments and sale proceeds received from investments	(167,437)	(65)	(18)	(167,520)
Amortization and accretion of premiums and discounts, net and end-of term payments	5,015	—	—	5,015
Net realized gains (losses) on investments	(15,459)	(1,231)	(2,116)	(18,806)
Net change in unrealized gains (losses) included in earnings	11,464	23,831	9,856	45,151
Payment-in-kind coupon	6,330	—	—	6,330
Transfers between investment types	(2,525)	(623)	3,148	—
Gross transfers out of Level 3(1)	—	—	(2,036)	(2,036)
Fair value as of September 30, 2021	$664,783	$51,662	$39,511	$755,956

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2021	$(3,690)	$22,937	$8,379	$27,626
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the nine months ended September 30, 2021, transfers relate to equity investments in publicly traded companies.

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2020
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2019	$604,518	$22,090	$11,168	$637,776
Funding and purchases of investments, at cost	134,466	1,788	1,832	138,086
Principal payments and sale proceeds received from investments	(131,083)	—	—	(131,083)
Amortization and accretion of premiums and discounts, net and end-of term payments	12,134	—	—	12,134
Net realized gains (losses) on investments	(19,981)	(384)	—	(20,365)
Net change in unrealized gains (losses) included in earnings	5,111	(2,797)	(411)	1,903
Payment-in-kind coupon	5,887	—	—	5,887
Gross transfers out of Level 3(1)	—	—	(592)	(592)
Fair value as of September 30, 2020	$611,052	$20,697	$11,997	$643,746

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2020	$(13,994)	$(2,892)	$(411)	$(17,297)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the nine months ended September 30, 2020, the only transfer relates to an equity investment in a publicly traded company.
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended September 30, 2021, the Company recognized net realized losses on investments of $3.1 million, consisting of a $2.1 million realized loss from the write-off of an equity investment and $1.0 million of realized losses from the termination of warrants. During the nine months ended September 30, 2021, the Company recognized net realized losses on investments of $18.8 million, consisting primarily of $15.6 million of realized losses from the sale of the Company’s investment in Knotel, Inc., which was rated Red (5) on the Company’s credit watch list, and its removal from the Company’s investment portfolio, a $2.1 million realized loss from the write-off of an equity investment, and $1.1 million of realized losses from the termination of warrants.
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

Net change in unrealized gains during the three months ended September 30, 2021 was $32.1 million, resulting primarily of $34.3 million of net unrealized gains from fair value adjustments on the Company’s warrant and equity portfolio and the reversal of $2.2 million of previously recorded unrealized losses on investments realized during the quarter, partially offset by $4.4 million of net unrealized losses on the Company’s debt investment portfolio. Net change in unrealized gains during the nine months ended September 30, 2021 was $54.0 million, resulting primarily from $40.1 million of net unrealized gains from fair value adjustments on the Company’s warrant and equity portfolio, the reversal and recognition of $15.6 million of previously recorded unrealized losses associated with Knotel, Inc., the reversal of $1.9 million of previously recorded net unrealized losses on other investments realized during the period, partially offset by $3.6 million of net unrealized losses on the Company’s debt investment portfolio resulting from fair value adjustments.
Net change in unrealized losses during the three months ended September 30, 2020 was $1.9 million, resulting from the reversal of $4.5 million of unrealized gains associated with the sale of shares of CrowdStrike, Inc. and Medallia, Inc, partially offset by the reversal of $1.4 million of unrealized losses associated with Munchery, Inc., which was rated Red (5) on the Company’s credit watch list, and $1.2 million of net unrealized gains from fair value adjustments. Net change in unrealized losses during the nine months ended September 30, 2020 was $10.0 million, resulting primarily from the reversal of $13.0 million of unrealized gains associated with the shares of CrowdStrike, Inc. and Medallia, Inc. sold during the period, as well as fair value adjustments, partially offset by the reversal of $19.4 million of unrealized losses associated with three obligors rated Red (5) on the Company’s credit watch list.
For the three months ended September 30, 2021, the Company recognized $2.5 million in other income consisting of $0.2 million due to the termination or expiration of unfunded commitments and $2.3 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the nine months ended September 30, 2021, the Company recognized $3.9 million in other income consisting of $0.6 million due to the termination or expiration of unfunded commitments and $3.3 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
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
The following tables show a summary of quantitative information about the Level 3 fair value measurements of investments as of September 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	September 30, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$650,239	Discounted Cash Flows	Discount Rate	8.69% - 22.07%	14.83%
	14,544	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 45.00%	39.37%
Warrant investments	42,524	Black Scholes Option Pricing Model	Revenue Multiples	0.65x - 9.61x	3.13x
			Volatility	45.00% - 85.00%	59.96%
			Term	0.20 - 6.00 Years	3.00 Years
			Discount for Lack of Marketability	5.00% - 20.00%	19.41%
			Risk Free Rate	0.06% - 0.92%	0.32%
	5,902	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount for Lack of Marketability	0.00% - 20.00%	17.20%
	3,236	Discounted Expected Return	Discount Rate	15.00% - 40.00%	32.79%
			Term	1.00 - 4.00 Years	2.07 Years
			Expected Recovery Rate	18.75% - 100.00%	72.60%
Equity investments	39,511	Black Scholes Option Pricing Model	Revenue Multiples	0.00x - 3.75x	0.00x
			Volatility	45.00% - 80.00%	56.11%
			Term	0.50 - 5.00 Years	3.23 Years
			Discount for Lack of Marketability	5.00% - 5.00%
			Risk Free Rate	0.06% - 0.92%	0.42%
Total investments	$755,956

Level 3 Investments (dollars in thousands)	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$546,958	Discounted Cash Flows	Discount Rate	6.61% - 35.63%	15.24%
	36,377	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	50.00% - 50.00%
Warrant investments	20,071	Black Scholes Option Pricing Model	Revenue Multiples	1.15x - 18.21x	6.38x
			Volatility	40.00% - 85.00%	60.34%
			Term	0.20 - 6.00 Years	3.19 Years
			Discount for Lack of Marketability	5.00% - 20.00%	19.41%
			Risk Free Rate	0.09% - 0.43%	0.20%
	694	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.40 Years
			Discount for Lack of Marketability	20.00% - 20.00%
	3,466	Discounted Expected Return	Discount Rate	20.00% - 40.00%	34.13%
			Term	1.00 - 4.00 Years	2.11 Years
			Expected Recovery Rate	18.75% - 100.00%	71.02%
Equity investments	24,178	Black Scholes Option Pricing Model	Revenue Multiples	0.89x - 4.50x	2.56x
			Volatility	45.00% - 70.00%	59.06%
			Term	1.00 - 4.50 Years	3.08 Years
			Discount for Lack of Marketability	5.00% - 5.00%
			Risk Free Rate	0.10% - 0.27%	0.18%
	1,158	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.50 Years
			Discount for Lack of Marketability	20.00% - 20.00%
	657	Discounted Expected Recovery	Expected Recovery Rate	27.10% - 27.10%
Total investments	$633,559
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of September 30, 2021 and December 31, 2020:

Liability (in thousands)	September 30, 2021			December 31, 2020
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$350,000	$85,000	$265,000	$325,000	$118,000	$207,000
2022 Notes	—	—	—	74,750	74,750	—
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	—	—	—
Total before deferred financing and issuance costs	620,000	355,000	265,000	469,750	262,750	207,000
Unamortized deferred financing and issuance costs	—	(5,013)	—	—	(4,790)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$620,000	$349,987	$265,000	$469,750	$257,960	$207,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company's unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revolving Credit Facility
Interest cost	$122	$904	$702	$5,156
Unused fee	420	246	1,211	454
Amortization of costs and other fees	356	314	1,391	962
Revolving Credit Facility Total	$898	$1,464	$3,304	$6,572

2022 Notes
Interest cost	$—	$1,075	$1,122	$3,224
Amortization of costs and other fees	—	133	140	398
2022 Notes Total	$—	$1,208	$1,262	$3,622

2025 Notes
Interest cost	$788	$787	$2,362	$1,689
Amortization of costs and other fees	51	50	152	100
2025 Notes Total	$839	$837	$2,514	$1,789

2026 Notes
Interest cost	$2,250	$—	$5,250	$—
Amortization of costs and other fees	113	—	258	—
2026 Notes Total	$2,363	$—	$5,508	$—

Total interest expense and amortization of fees	$4,100	$3,509	$12,588	$11,983
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of September 30, 2021, the Company had $350 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on November 30, 2022, and the maturity date of the Credit Facility is May 31, 2024 (unless otherwise terminated earlier pursuant to its terms).
Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of September 30, 2021 and December 31, 2020, the Company was in compliance with all covenants under the Credit Facility.
As of September 30, 2021 and December 31, 2020, the Company had outstanding borrowings under the Credit Facility of $85.0 million and $118.0 million, respectively, excluding deferred credit facility costs of $2.4 million and $3.2 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

During the three and nine months ended September 30, 2021, the Company had average outstanding borrowings under the Credit Facility of $13.6 million and $27.9 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 4.04% and 3.87%, respectively. During the three and nine months ended September 30, 2020, the Company had average outstanding borrowings under the Credit Facility of $107.3 million and $180.8 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 4.27% and 4.14%, respectively. As of September 30, 2021 and December 31, 2020, $275.7 million and $484.5 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $519.4 million and $199.0 million of assets unencumbered, respectively.
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
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.7 million of deferred issuance cost as of September 30, 2021, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. The book value of the 2025 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
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
The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $2.0 million of deferred issuance cost as of September 30, 2021, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. The book value of the 2026 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of September 30, 2021 and December 31, 2020:

Liability (in thousands)	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$85,000	$85,000	$—	$—	$118,000	$118,000
2022 Notes, net(1)	—	—	—	—	—	74,592	—	74,592
2025 Notes, net(2)	—	—	69,299	69,299	—	—	69,148	69,148
2026 Notes, net(3)	—	—	198,045	198,045	—	—	—	—
Total	$—	$—	$352,344	$352,344	$—	$74,592	$187,148	$261,740
_______________
(1)Net of debt issuance costs as of December 31, 2020 of $0.8 million.
(2)Net of debt issuance costs as of September 30, 2021 and December 31, 2020 of $0.7 million and $0.9 million, respectively.
(3)Net of debt issuance costs as of September 30, 2021 of $2.0 million.

Note 7. Commitments and Contingencies
Commitments
As of September 30, 2021 and December 31, 2020, the Company’s unfunded commitments totaled $156.6 million to 21 portfolio companies and $132.3 million to 16 portfolio companies, respectively, of which $40.8 million and $17.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Tempo Interactive Inc.	$25,000	$237	$—	$—
HomeLight, Inc.	14,000	146	14,000	84
Good Eggs, Inc.	14,000	70	—	—
Savage X, Inc.	12,000	574	4,000	200
OfferUp Inc.	10,000	192	10,000	192
Activehours, Inc. (d/b/a Earnin)	10,000	57	9,000	64
Merama Inc.	9,718	197	—	—
Curology, Inc.	9,000	44	9,000	44
Grey Orange International Inc.	8,667	110	—	—
Forum Brands, LLC	8,241	299	—	—
TFG Holding, Inc.	7,000	319	7,000	248
Dialpad, Inc.	5,000	76	5,000	101
FlashParking, Inc.	4,115	115	—	—
Narvar, Inc.	3,750	19	3,750	140
Sonder USA, Inc.	3,000	25	3,000	25
Clutter, Inc.	3,000	—	9,000	60
Trendly, Inc.	3,000	—	—	—
Minted, Inc.	2,500	25	—	25
VanMoof Global Holding B.V.	2,070	62	—	—
Hello Digit, Inc.	2,000	15	2,500	18
Alyk, Inc.	500	—	—	—
Farmer's Business Network, Inc.	—	—	20,000	18
Capsule Corp.	—	—	15,000	277
Grove Collaborative, Inc.	—	—	11,000	—
Imperfect Foods, Inc.	—	—	6,000	55
Envoy, Inc.	—	—	4,000	105
Total	$156,561	$2,582	$132,250	$1,656
_______________
(1)Does not include $20.8 million backlog of potential future commitments as of December 31, 2020. The Company did not have any backlog of potential future commitments as of September 30, 2021. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $2.6 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three and nine months ended September 30, 2021 and 2020:

Commitments Activity (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Unfunded commitments at beginning of period(1)	$166,002	$189,490	$153,000	$241,583
New commitments(1)	116,314	86,825	309,246	203,313
Fundings	(116,954)	(37,991)	(249,884)	(137,259)
Expirations / Terminations	(8,750)	(41,367)	(55,750)	(110,700)
Foreign currency adjustments	(51)	43	(51)	63
Unfunded commitments and backlog of potential future commitments at end of period	$156,561	$197,000	$156,561	$197,000
Backlog of potential future commitments	—	28,750	—	28,750
Unfunded commitments at end of period	$156,561	$168,250	$156,561	$168,250
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of September 30, 2021 and December 31, 2020.

Unfunded Commitments(1) (in thousands)	September 30, 2021	December 31, 2020
Dependent on milestones	$40,750	$17,500
Expiring during:
2021	$45,167	$122,250
2022	96,038	7,000
2023	12,356	—
2024	3,000	3,000
Unfunded commitments	$156,561	$132,250
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of September 30, 2021, the Company did not have any backlog of potential future commitments. As of December 31, 2020, this backlog of potential future commitments totaled $20.8 million.

Note 8. Financial Highlights
The following table shows the financial highlights for the nine months ended September 30, 2021 and 2020:

Financial Highlights (in thousands, except per share data)	For the Nine Months Ended September 30, or as of September 30,
	2021	2020
Per Share Data(1)(2)
Net asset value at beginning of period	$12.97	$13.34
Changes in net asset value due to:
Net investment income	0.91	1.18
Net realized gains (losses) on investments	(0.61)	0.15
Net change in unrealized gains (losses) on investments	1.75	(0.33)
Net realized loss on extinguishment of debt	(0.02)	—
Net increase (decrease) from capital share transactions(2)	—	0.02
Distributions from distributable earnings	(1.08)	(1.08)
Net asset value at end of period	$13.92	$13.28

Net investment income per share	$0.91	$1.18
Net increase in net assets resulting from operations per share	$2.03	$1.00
Weighted average shares of common stock outstanding for period	30,918	30,475
Shares of common stock outstanding at end of period	30,984	30,828

Ratios / Supplemental Data
Net asset value at beginning of period	$400,435	$332,506
Net asset value at end of period	$431,354	$409,355
Average net asset value	$399,746	$406,162
Stock price at end of period	$15.84	$11.04

Total return based on net asset value per share(3)	16.5%	13.4%
Total return based on stock price(4)	31.9%	(11.5)%

Net investment income to average net asset value(5)	9.4%	11.8%
Net increase (decrease) in net assets to average net asset value(5)	21.0%	10.0%
Ratio of expenses to average net asset value(5)	11.1%	10.5%
Operating expenses excluding incentive fees to average net asset value(5)	8.8%	8.5%
Income incentive fees to average net asset value(5)	2.4%	2.0%
Capital gains incentive fees to average net asset value(5)	0.0%	0.0%
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
(5)Percentage is presented on an annualized basis.

The weighted average portfolio yield on total debt investments shown below is for the nine months ended September 30, 2021 and 2020:

Ratios (Percentages, on an annualized basis)(1)	For the Nine Months Ended September 30,
	2021	2020
Weighted average portfolio yield on total debt investments(2)	13.2%	13.4%
Coupon income	9.8%	10.0%
Accretion of discount	0.8%	1.0%
Accretion of end-of-term payments	1.4%	1.7%
Impact of prepayments during the period	1.2%	0.7%
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
Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the three and nine months ended September 30, 2021 and 2020:

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net investment income	$9,887	$12,205	$28,197	$35,978
Net increase (decrease) in net assets resulting from operations	$38,860	$14,444	$62,705	$30,548
Basic and diluted weighted average shares of common stock outstanding	30,956	30,792	30,918	30,475
Basic and diluted net investment income per share of common stock	$0.32	$0.40	$0.91	$1.18
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$1.26	$0.47	$2.03	$1.00
Note 10.    Equity
Since inception through September 30, 2021, the Company has issued 30,837,545 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, and a registered follow-on offering in 2020. The Company received net proceeds from these offerings of $432.9 million, net of the portion of the underwriting sales load and offering costs paid by the Company.
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

The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the nine months ended September 30, 2021 and the year ended December 31, 2020:

Issuance of Common Stock for the Nine Months Ended September 30, 2021 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Fourth quarter 2020 special distribution reinvestment	1/13/2021	11	$142	$—	$—	$12.76 per share
First quarter 2021 distribution reinvestment	3/31/2021	35	482	—	—	$13.73 per share
Second quarter 2021 distribution reinvestment	6/30/2021	33	471	—	—	$14.43 per share
Third quarter 2021 distribution reinvestment	9/15/2021	34	509	—	—	$14.83 per share
Total issuance		113	$1,604	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2020 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Public follow-on	1/13/2020	5,000	$70,400	$2,150	$218	$14.08 per share
Public follow-on (over-allotment)	1/17/2020	750	10,560	323	33	$14.08 per share
First quarter 2020 distribution reinvestment	3/30/2020	73	413	—	—	$5.63 per share
Second quarter 2020 distribution reinvestment	6/30/2020	38	373	—	—	$9.77 per share
Third quarter 2020 distribution reinvestment	9/15/2020	44	471	—	—	$10.87 per share
Fourth quarter 2020 distribution reinvestment	12/14/2020	43	506	—	—	$11.73 per share
Total issuance		5,948	$82,723	$2,473	$251
The Company had 30,984,075 and 30,870,815 shares of common stock outstanding as of September 30, 2021 and December 31, 2020, respectively.
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

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to September 30, 2021. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
			Total cash distributions	$11.14
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.
(2)Represents a special distribution.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the three and nine months ended September 30, 2021, the Company recorded $150,000 for an excise tax accrual. No provision for income tax was recorded in the Company's consolidated statements of operations for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, total distributions of $0.36 per share and $1.08 per share, respectively, were declared and paid. For the three and nine months ended September 30, 2020, total distributions of $0.36 per share and $1.08 per share, respectively, were declared and paid, and represented distributions from ordinary income. As of September 30, 2021, the Company estimated it had undistributed taxable earnings from net investment income (or “spillover income”) of $8.0 million, or $0.26 per share. Since March 5, 2014 (commencement of operations) to September 30, 2021, total distributions of $11.14 per share have been paid.

Note 12. Subsequent Events
Distribution
On October 29, 2021, the Board declared a $0.36 per share regular quarterly distribution, payable on December 15, 2021 to stockholders of record on November 30, 2021.
Recent Portfolio Activity/Events
From October 1, 2021 through November 3, 2021, the Company funded $14.0 million in new investments. TPC’s direct originations platform entered into $110.0 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From October 1, 2021 through November 3, 2021, the Company received $28.3 million of principal prepayments generating more than $1.0 million of accelerated income.
Subsequent to the end of the third quarter of 2021, the Company’s portfolio company Rent the Runway, Inc. completed its initial public offering and Enjoy Technology, Inc. completed its SPAC merger.

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
While we have been monitoring, and continue to monitor, the COVID-19 pandemic and its impact on our and our portfolio companies’ business, we have continued to raise capital, maintain appropriate levels of available liquidity, support and monitor our existing portfolio companies, fund existing unfunded commitments, and selectively deploy capital in new investment opportunities in venture capital-backed companies.
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

As of September 30, 2021, we had one portfolio company in which our investment was on non-accrual status (which was generally caused by events unrelated to the COVID-19 pandemic), with an aggregate cost and fair value of $29.5 million and $14.5 million, respectively. The various effects of the COVID-19 pandemic, including those discussed above, increase the risk that we will place additional investments on non-accrual status in the future. Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or under the governing agreements for the 2025 Notes and the 2026 Notes, or otherwise triggering an event of default under the relevant borrowing arrangement. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 for more information. As of September 30, 2021, we were in compliance with the asset coverage requirements under the 1940 Act, and we were not in breach of any covenants under the Credit Facility or under the governing agreements for the 2025 Notes or the 2026 Notes. We do not expect to breach any of these covenants in the near term assuming that conditions do not materially deteriorate further or for a prolonged period of time.
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
As of September 30, 2021, we had 199 investments in 81 companies. Our investments included 77 debt investments, 82 warrant investments, and 40 direct equity and related investments. As of September 30, 2021, the aggregate cost and fair value of these investments were $741.7 million and $767.0 million, respectively. As of September 30, 2021, seven of our portfolio companies were publicly traded. As of September 30, 2021, the 77 debt investments had an aggregate fair value of $664.8 million and a weighted average loan to enterprise value ratio at the time of underwriting of 8.2%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$683,329	$664,783	$(18,546)	77	40
Warrant investments	24,125	51,662	27,537	82	71
Equity investments	34,251	50,568	16,317	40	34
Total Investments in Portfolio Companies	$741,705	$767,013	$25,308	199	81	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2020
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$613,345	$583,335	$(30,010)	94	33
Warrant investments	20,525	24,231	3,706	75	64
Equity investments	28,553	26,213	(2,340)	26	24
Total Investments in Portfolio Companies	$662,423	$633,779	$(28,644)	195	69	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2021 and December 31, 2020:

	September 30, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
E-Commerce - Clothing and Accessories	$104,244	13.6%
Business Applications Software	92,491	12.1
Financial Institution and Services	71,217	9.3
Consumer Products and Services	65,229	8.5
Security Services	40,634	5.3
Healthcare Technology Systems	38,787	5.1
Consumer Non-Durables	36,902	4.8
Network Systems Management Software	35,329	4.6
Other Financial Services	33,922	4.4
Entertainment	33,701	4.4
Travel & Leisure	31,430	4.1
Household & Office Goods	30,930	4.0
Social/Platform Software	30,866	4.0
Shopping Facilitators	26,018	3.4
Real Estate Services	17,220	2.2
Food & Drug	17,192	2.2
Consumer Finance	15,660	2.0
Multimedia and Design Software	15,545	2.0
E-Commerce - Personal Goods	15,295	2.0
Business/Productivity Software	6,957	0.9
Communications Software	2,000	0.3
Consumer Retail	1,788	0.2
Computer Hardware	1,398	0.2
General Media and Content	1,092	0.1
Educational/Training Software	497	0.1
Commercial Services	238	*
Conferencing Equipment / Services	205	*
Business to Business Marketplace	144	*
Transportation	55	*
Building Materials/Construction Machinery	14	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	*
Total portfolio company investments	$767,013	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.

	December 31, 2020
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$74,623	11.8%
E-Commerce - Clothing and Accessories	54,678	8.6
Healthcare Technology Systems	42,120	6.6
Consumer Products and Services	40,730	6.4
Network Systems Management Software	39,859	6.3
Financial Institution and Services	39,037	6.2
Entertainment	38,636	6.1
Consumer Non-Durables	33,384	5.3
Security Services	30,459	4.8
Household & Office Goods	30,447	4.8
Social/Platform Software	30,412	4.8
Travel & Leisure	30,028	4.7
Shopping Facilitators	24,833	3.9
Real Estate Services	23,887	3.8
Other Financial Services	19,198	3.0
Food & Drug	15,720	2.5
Multimedia and Design Software	15,082	2.4
Buildings and Property	15,000	2.4
E-Commerce - Personal Goods	13,892	2.2
Commercial Services	10,181	1.6
Consumer Finance	6,150	1.0
Communications Software	2,000	0.3
Consumer Retail	1,346	0.2
General Media and Content	1,092	0.2
Educational/Training Software	441	0.1
Conferencing Equipment / Services	205	*
Business to Business Marketplace	200	*
Building Materials/Construction Machinery	71	*
Transportation	55	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	—
Total portfolio company investments	$633,779	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$660,810	99.4%	$574,414	98.4%
Revolver loans	3,673	0.6	8,627	1.5
Convertible notes	300	—	294	0.1
Total debt investments	$664,783	100.0%	$583,335	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 29.6% and 30.6% of our debt investments at fair value as of September 30, 2021 and December 31, 2020, respectively.
Investment Activity
During the three months ended September 30, 2021, we entered into debt commitments with three new portfolio companies and four existing portfolio companies totaling $116.3 million, funded debt investments to 15 portfolio companies for $117.0 million in principal value, acquired warrant investments representing $1.7 million of value, and made equity investments of $1.2 million. Debt investments funded during the three months ended September 30, 2021 carried a weighted average annualized portfolio yield of 12.8% at origination.

During the nine months ended September 30, 2021, we entered into debt commitments with 13 new portfolio companies and six existing portfolio companies totaling $309.2 million, funded debt investments to 23 portfolio companies for $249.9 million in principal value, acquired warrant investments representing $5.5 million of value, and made equity investments of $3.7 million. Debt investments funded during the nine months ended September 30, 2021 carried a weighted average annualized portfolio yield of 12.9% at origination.
During the three months ended September 30, 2020, we entered into debt commitments with four new portfolio companies and five existing portfolio companies totaling $86.8 million, funded debt investments to five portfolio companies for $38.0 million in principal value, acquired warrant investments representing $0.6 million of value and made equity investments of $0.3 million. Debt investments funded during the three months ended September 30, 2020 carried a weighted average annualized portfolio yield of 11.8% at origination.
During the nine months ended September 30, 2020, we entered into debt commitments with eight new portfolio companies and nine existing portfolio companies totaling $203.3 million, funded debt investments to 17 portfolio companies for $137.3 million in principal value, acquired warrant investments representing $1.8 million of value and made equity investments of $1.8 million. Debt investments funded during the nine months ended September 30, 2020 carried a weighted average annualized portfolio yield of 13.1% at origination.
During the three months ended September 30, 2021, we received $18.2 million of principal prepayments and $14.1 million of scheduled principal amortization. During the nine months ended September 30, 2021, we received $100.1 million of principal prepayments and $52.3 million of scheduled principal amortization.
During the three months ended September 30, 2020, we received $49.1 million of principal prepayments, $17.0 million of early repayments, and $19.4 million of scheduled principal amortization. During the nine months ended September 30, 2020, we received $75.2 million of principal prepayments, $17.0 million of early repayments, and $37.4 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Beginning portfolio at fair value	$647,717	$692,853	$633,779	$653,129
New debt investments, net(1)	113,973	37,315	244,060	134,466
Scheduled principal amortization	(14,118)	(19,479)	(52,302)	(37,426)
Principal prepayments and early repayments	(18,170)	(66,052)	(100,135)	(92,157)
Amortization and accretion of premiums and discounts, net and end-of term payments	3,404	4,086	5,015	12,134
Payment-in-kind coupon	2,117	2,271	6,330	5,887
New warrant investments	1,652	561	5,519	1,788
New equity investments	1,531	287	4,684	1,832
Proceeds from dispositions of investments	(84)	(7,242)	(15,084)	(27,901)
Net realized gains (losses) on investments	(3,104)	4,063	(18,806)	5,051
Net change in unrealized gains (losses) on investments	32,095	(1,850)	53,953	(9,990)
Ending portfolio at fair value	$767,013	$646,813	$767,013	$646,813
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
The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the three and nine months ended September 30, 2021 and 2020:

Commitments and Fundings (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Debt Commitments
New portfolio companies	$61,667	$39,500	$221,379	$92,000
Existing portfolio companies	54,647	47,325	87,866	111,313
Total(1)	$116,314	$86,825	$309,245	$203,313

Funded Debt Investments	$116,954	$37,991	$249,884	$137,258

Equity Investments	$1,204	$287	$3,697	$1,832

Non-Binding Term Sheets	$303,505	$145,500	$746,512	$317,921
_______________
(1)Includes backlog of potential future commitments.

We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2021, we did not have any backlog of potential future commitments. As of December 31, 2020, this backlog of potential future commitments totaled $20.8 million.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$72,256	10.9%	4	$74,276	12.7%	5
White (2)	577,983	86.9	35	413,193	70.8	24
Yellow (3)	—	—	—	59,489	10.2	2
Orange (4)	14,544	2.2	1	21,377	3.7	1
Red (5)	—	—	—	15,000	2.6	1
	$664,783	100.0%	40	$583,335	100.0%	33
As of September 30, 2021 and December 31, 2020, the weighted average investment ranking of our debt investment portfolio was 1.94 and 2.13, respectively. During the three months ended September 30, 2021, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $30.0 million was upgraded from White (2) to Clear (1), and one portfolio company with a principal balance of $32.3 million was upgraded from Yellow (3) to White (2).
Results of Operations
Comparison of operating results for the three and nine months ended September 30, 2021 and 2020
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the three months ended September 30, 2021, our net increase in net assets resulting from operations was $38.9 million, which was comprised of $9.9 million of net investment income and $29.0 million of net realized and unrealized gains. For the three months ended September 30, 2020, our net increase in net assets resulting from operations was $14.4 million, which was comprised of $12.2 million of net investment income and $2.2 million of net realized and unrealized gains. On a per share basis for the three months ended September 30, 2021, net investment income was $0.32 per share and the net increase in net assets from operations was $1.26 per share, as compared to net investment income of $0.40 per share and a net increase in net assets from operations of $0.47 per share for three months ended September 30, 2020.

For the nine months ended September 30, 2021, our net increase in net assets resulting from operations was $62.7 million, which was comprised of $28.2 million of net investment income and $34.5 million of net realized and unrealized gains. For the nine months ended September 30, 2020, our net increase in net assets resulting from operations was $30.5 million, which was comprised of $36.0 million of net investment income and $5.4 million of net realized and unrealized losses. On a per share basis for the nine months ended September 30, 2021, net investment income was $0.91 per share and the net increase in net assets from operations was $2.03 per share, as compared to net investment income of $1.18 per share and a net increase in net assets from operations of $1.00 per share for the nine months ended September 30, 2020.
Investment Income
For the three months ended September 30, 2021, total investment and other income was $21.2 million as compared to $23.1 million for the three months ended September 30, 2020. The decrease in total investment and other income for the three months ended September 30, 2021, compared to the 2020 period, is primarily due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio and reduced prepayment activity.
For the nine months ended September 30, 2021, total investment and other income was $61.5 million as compared to $67.8 million for the nine months ended September 30, 2020. The decrease in total investment and other income for the nine months ended September 30, 2021, compared to the 2020 period, is primarily due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio, partially offset by increased prepayment activity.
For the three months ended September 30, 2021, we recognized $2.5 million in other income consisting of $0.2 million due to the termination or expiration of unfunded commitments and $2.3 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the nine months ended September 30, 2021, we recognized $3.9 million in other income consisting of $0.6 million due to the termination or expiration of unfunded commitments and $3.3 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
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
For the three months ended September 30, 2021, total operating expenses were $11.3 million as compared to $10.9 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, total operating expenses were $33.3 million as compared to $31.8 million for the nine months ended September 30, 2020.
Base management fees for the three months ended September 30, 2021 and 2020 totaled $3.2 million and $3.3 million, respectively. Base management fees decreased during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 due to a decrease in the average size of our portfolio during the applicable periods used in the calculation. Base management fees for the nine months ended September 30, 2021 and 2020 totaled $9.2 million and $9.4 million, respectively. Base management fees decreased during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due to a decrease in the average size of our portfolio during the applicable periods used in the calculation.
Income incentive fees totaled $2.5 million and $3.1 million for the three months ended September 30, 2021 and 2020, respectively, and $7.0 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively. Income incentive fees decreased during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, due primarily to lower total investment income for the period. For the nine months ended September 30, 2020, our income incentive fee was reduced by $2.4 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of approximately $2.4 million in net investment income.
There was no capital gains incentive fee expense for the three and nine months ended September 30, 2021 and 2020.

Interest expense and amortization of fees totaled $4.1 million and $3.5 million for the three months ended September 30, 2021 and 2020, respectively, and $12.6 million and $12.0 million for the nine months ended September 30, 2021 and 2020, respectively. The increase during the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, is due to the issuance of the 2026 Notes, partially offset by a lower weighted-average outstanding principal balance under the Credit Facility as well as the redemption of the 2022 Notes.
Administration agreement and general and administrative expenses totaled $1.6 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively. The increase during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, is primarily due to higher overhead allocation between periods and increased use of professional services. Administration agreement and general and administrative expenses totaled $4.4 million and $4.5 million for the nine months ended September 30, 2021 and 2020, respectively. The slight decrease for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to a lower allocation of administration expenses under the Administration Agreement as well as lower third-party expenses.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended September 30, 2021, we recognized net realized losses on investments of $3.1 million, consisting of a $2.1 million realized loss from the write-off of an equity investment and $1.0 million of realized losses from the termination of warrants. During the nine months ended September 30, 2021, we recognized net realized losses on investments of $18.8 million, consisting primarily of $15.6 million of realized losses from the sale of our investment in Knotel, Inc., which was rated Red (5) on our credit watch list, and its removal from our investment portfolio, a $2.1 million realized loss from the write-off of an equity investment, and $1.1 million of realized losses from the termination of warrants.
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
Net change in unrealized gains during the three months ended September 30, 2021 was $32.1 million, resulting primarily of $34.3 million of net unrealized gains from fair value adjustments on our warrant and equity portfolio and the reversal of $2.2 million of previously recorded unrealized losses on investments realized during the quarter, partially offset by $4.4 million of net unrealized losses on our debt investment portfolio. Net change in unrealized gains during the nine months ended September 30, 2021 was $54.0 million, resulting primarily from $40.1 million of net unrealized gains from fair value adjustments on our warrant and equity portfolio, the reversal and recognition of $15.6 million of previously recorded unrealized losses associated with Knotel, Inc., the reversal of $1.9 million of previously recorded net unrealized losses on other investments realized during the period, partially offset by $3.6 million of net unrealized losses on our debt investment portfolio resulting from fair value adjustments.
Net change in unrealized losses during the three months ended September 30, 2020 was $1.9 million, resulting from the reversal of $4.5 million of unrealized gains associated with the sale of shares of CrowdStrike, Inc. and Medallia, Inc, partially offset by the reversal of $1.4 million of unrealized losses associated with Munchery, Inc., which was rated Red (5) on our credit watch list, and $1.2 million of net unrealized gains from fair value adjustments. Net change in unrealized losses during the nine months ended September 30, 2020 was $10.0 million, resulting primarily from the reversal of $13.0 million of unrealized gains associated with the shares of CrowdStrike, Inc. and Medallia, Inc. sold during the period, as well as fair value adjustments, partially offset by the reversal of $19.4 million of unrealized losses associated with three obligors rated Red (5) on our credit watch list.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
On April 5, 2021, we redeemed the entire $74.75 million aggregate principal amount of the 2022 Notes in full. In connection with the redemption, we recognized a realized loss of $0.7 million, which is included in “net realized loss on extinguishment of debt” in the consolidated statements of operations.

Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three and nine months ended September 30, 2021, interest income totaled $18.7 million and $57.7 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 12.3% and 13.2%, respectively. For the three and nine months ended September 30, 2020, interest income totaled $22.2 million and $65.8 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 14.1% and 13.4%, respectively.
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
For the three and nine months ended September 30, 2021, the yield on our total debt portfolio, excluding the impact of prepayments, was 12.1% and 12.0%, respectively. For the three and nine months ended September 30, 2020, the yield on our total debt portfolio, excluding the impact of prepayments, was 12.8% and 12.7%, respectively.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average annualized portfolio yield on total debt investments(2)	12.3%	14.1%	13.2%	13.4%
Coupon income	9.8%	10.0%	9.8%	10.0%
Accretion of discount	0.9%	1.0%	0.8%	1.0%
Accretion of end-of-term payments	1.4%	1.8%	1.4%	1.7%
Impact of prepayments during the period	0.2%	1.3%	1.2%	0.7%
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
For the three and nine months ended September 30, 2021, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 9.5% and 16.5%, respectively, and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 6.8% and 31.9%, respectively. For the three and nine months ended September 30, 2020, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 4.1% and 13.4%, respectively, and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 11.0% and (11.5)%, respectively. These total return figures are for the periods indicated and are not annualized.

The table below shows our return on average total assets and return on average NAV for the three and nine months ended September 30, 2021 and 2020:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net investment income	$9,887	$12,205	$28,197	$35,978
Net increase (decrease) in net assets	$38,860	$14,444	$62,705	$30,548

Average net asset value(1)	$398,948	$411,583	$399,746	$406,162
Average total assets(1)	$698,584	$672,150	$693,154	$720,915

Net investment income to average net asset value(2)	9.8%	11.8%	9.4%	11.8%
Net increase (decrease) in net assets to average net asset value(2)	38.6%	14.0%	21.0%	10.0%

Net investment income to average total assets(2)	5.6%	7.2%	5.4%	6.7%
Net increase (decrease) in net assets to average total assets(2)	22.1%	8.5%	12.1%	5.7%
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
As of September 30, 2021, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented approximately 96.5% of our total assets, as compared to approximately 92.7% of our total assets as of December 31, 2020.
See “Note 4. Investments” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 3, 2021 and “Note 4. Investments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.

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
Cash Flows
During the nine months ended September 30, 2021, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $76.5 million, and net cash provided by financing activities was $54.9 million due primarily to the issuance of the 2026 Notes, partially offset by net repayments under the Credit Facility of $33.0 million, the redemption of the 2022 Notes and $34.9 million in distributions paid. As of September 30, 2021, cash and cash equivalents, including restricted cash, was $23.1 million.
During the nine months ended September 30, 2020, net cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $34.3 million, and net cash used in financing activities was $35.0 million due to net repayments under the Credit Facility of $150.3 million and $31.9 million in distributions paid, partially offset by net proceeds received from our January 2020 public follow-on offering of common stock and the issuance of the 2025 Notes in March 2020. As of September 30, 2020, cash, including restricted cash, was $25.7 million.
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
Credit Facility
As of September 30, 2021, we had $350 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on November 30, 2022, and the maturity date of the Credit Facility is May 31, 2024 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of September 30, 2021 and December 31, 2020, we had outstanding borrowings under the Credit Facility of $85.0 million and $118.0 million, respectively, excluding deferred credit facility costs of $2.4 million and $3.2 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $265.0 million and $207.0 million of remaining capacity on our Credit Facility as of September 30, 2021 and December 31, 2020, respectively.
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
On March 5, 2021, we notified the trustee under the indenture governing the 2022 Notes of our election to redeem, in full, the $74.75 million aggregate principal amount of the 2022 Notes outstanding, and instructed the trustee to provide notice of such redemption to the holders of the 2022 Notes in accordance with the terms of the indenture. On April 5, 2021, the entire $74.75 million aggregate principal amount of 2022 Notes was redeemed in full in accordance with the terms of the indenture governing the 2022 Notes. In connection with the redemption, the 2022 Notes were delisted from the New York Stock Exchange. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.7 million. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2022 Notes.

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
As of September 30, 2021 and December 31, 2020, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.3 million and $69.1 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2025 Notes.
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
As of September 30, 2021, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $198.0 million. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of September 30, 2021, our asset coverage for borrowed amounts was 222%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of September 30, 2021:

Payments Due By Period (in thousands)	September 30, 2021
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$85,000	$—	$85,000	$—	$—
2025 Notes	70,000	—	—	70,000	—
2026 Notes	200,000	—	—	200,000	—
Total	$355,000	$—	$85,000	$270,000	$—

Off-Balance Sheet Arrangements
Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2021 and December 31, 2020, our unfunded commitments totaled $156.6 million and $132.3 million, respectively, of which $40.8 million and $17.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.

The following table shows our unfunded commitments by portfolio company as of September 30, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	September 30, 2021	December 31, 2020
Tempo Interactive Inc.	$25,000	$—
HomeLight, Inc.	14,000	14,000
Good Eggs, Inc.	14,000	—
Savage X, Inc.	12,000	4,000
OfferUp Inc.	10,000	10,000
Activehours, Inc. (d/b/a Earnin)	10,000	9,000
Merama Inc.	9,718	—
Curology, Inc.	9,000	9,000
Grey Orange International Inc.	8,667	—
Forum Brands, LLC	8,241	—
TFG Holding, Inc.	7,000	7,000
Dialpad, Inc.	5,000	5,000
FlashParking, Inc.	4,115	—
Narvar, Inc.	3,750	3,750
Sonder USA, Inc.	3,000	3,000
Clutter, Inc.	3,000	9,000
Trendly, Inc.	3,000	—
Minted, Inc.	2,500	—
VanMoof Global Holding B.V.	2,070	—
Hello Digit, Inc.	2,000	2,500
Alyk, Inc.	500	—
Farmer's Business Network, Inc.	—	20,000
Capsule Corp.	—	15,000
Grove Collaborative, Inc.	—	11,000
Imperfect Foods, Inc.	—	6,000
Envoy, Inc.	—	4,000
Total	$156,561	$132,250
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.

The following table shows additional information on our unfunded commitments regarding milestones and expirations as of September 30, 2021 and December 31, 2020:

Unfunded Commitments(1) (in thousands)	September 30, 2021	December 31, 2020
Dependent on milestones	$40,750	$17,500
Expiring during:
2021	$45,167	$122,250
2022	96,038	7,000
2023	12,356	—
2024	3,000	3,000
Total	$156,561	$132,250
_______________
(1)Does not include backlog of potential future commitments.
As of September 30, 2021, our unfunded commitments to 21 companies totaled $156.6 million. During the three and nine months ended September 30, 2021, $8.8 million and $55.8 million, respectively, in unfunded commitments expired or were terminated.
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of September 30, 2021 and December 31, 2020, the fair value for these unfunded commitments totaled $2.6 million and $1.7 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
Distributions
We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2020 and 2019, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
To the extent our taxable earnings fall below the total amount of our distributions for the year, a portion of those distributions may be deemed a return of capital to our stockholders. Our Adviser monitors available taxable earnings, including net investment income and realized capital gains, to determine if a return of capital may occur for the year. We estimate the source of our distributions as required by Section 19(a) of the 1940 Act to determine whether payment of dividends are expected to be paid from any other source other than net investment income accrued for the current period or certain cumulative periods, but we will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. On a quarterly basis, for any payment of dividends estimated to be paid from any other source other than net investment income accrued for the current period or certain cumulative periods based on the Section 19(a) requirement, we post a Section 19(a) notice through the Depository Trust Company’s Legal Notice System and our website, as well as send our registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to September 30, 2021. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2019 and 2020, distributions represent ordinary income and long term capital gains. Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
			Total cash distributions	$11.14
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.
For the three months ended September 30, 2021, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 70.3% total distributions paid. As of September 30, 2021, we had estimated undistributed taxable earnings from net investment income of $8.0 million, or $0.26 per share.
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
Recent Developments
Distribution
On October 29, 2021, the Board declared a $0.36 per share regular quarterly distribution, payable on December 15, 2021 to stockholders of record on November 30, 2021.

Recent Portfolio Activity/Events
From October 1, 2021 through November 3, 2021, we funded $14.0 million in new investments. TPC’s direct originations platform entered into $110.0 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From October 1, 2021 through November 3, 2021, we received $28.3 million of principal prepayments generating more than $1.0 million of accelerated income.
Subsequent to the end of the third quarter of 2021, our portfolio company Rent the Runway, Inc. completed its initial public offering and Enjoy Technology, Inc. completed its SPAC merger.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. We are also subject to risks relating to the capital markets; changes in foreign currency exchange rates; conditions affecting the general economy; legislative reform; and local, regional, national or global political, social or economic instability. U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and in values of publicly-traded securities. Any continuation of the stresses on capital markets and credit markets, or a further increase in volatility could result in a contraction of available credit for us and/or an inability by us to access the equity or debt capital markets or could otherwise cause an inability or unwillingness of our lenders to fund their commitments to us, any of which may have a material adverse effect on our results of operations and financial condition.
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
In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks reduced certain interest rates and LIBOR decreased. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the Prime Rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR.
As of September 30, 2021, approximately 51.8%, or $356.3 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the published LIBOR rate in connection with our Credit Facility to the extent it goes above the floor; however, our 2025 Notes and 2026 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement (as modified by the First Supplement with respect to the 2026 Notes) occurs).
As of September 30, 2021, our floating rate borrowings totaled $85.0 million, which represented 23.9% of our outstanding debt. Due to the fact that all of our floating rate debt investments as of September 30, 2021 were subject to interest-rate floors set at or above the current Prime Rate, and our Credit Facility is subject to an interest-rate floor above the current LIBOR, increases in interest rates would increase our net investment income as the LIBOR rate tied to our interest expense is currently below the contractual floor. Similarly, a decrease in interest rates would not impact our net investment income due to the current contractual interest rate floors included in our floating rate debt investments and our Credit Facility being set as or about the current Prime Rate and LIBOR, respectively. This is illustrated in the following table which shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2021 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$7,776	$(2,236)	$5,540
Up 200 basis points	$4,313	$(1,386)	$2,927
Up 100 basis points	$2,089	$(536)	$1,553
Up 50 basis points	$1,045	$(111)	$934
Down 50 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—
This analysis is indicative of the potential impact on our investment income as of September 30, 2021, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2021, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of September 30, 2021, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
While hedging activities may mitigate our exposure to adverse fluctuations in interest rates or foreign currency exchange rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements or foreign currency forward contracts, may also limit our ability to participate in the benefits of higher interest rates or beneficial movements in foreign currency exchange rates with respect to our portfolio investments. In addition, there can be no assurance that we will be able to effectively hedge our interest rate risk or foreign currency exchange rate risk.
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates, foreign currency exchange rates and other factors drive our performance more directly than does inflation. Changes in interest rates and foreign currency exchange rates do not necessarily correlate with inflation rates or changes in inflation rates.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2021 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 (filed with the SEC on March 3, 2021), which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Dividend Reinvestment Plan
During the three months ended September 30, 2021, we issued 34,310 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended September 30, 2021 was $0.5 million.
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

TriplePoint Venture Growth BDC Corp.
Date: November 3, 2021	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)