Form 10-K
period 2021-12-31
TriplePoint Venture Growth BDC Corp.
filed 2022-03-02
CIK 1580345

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
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2021 based on the closing price on that date of $15.19 on the New York Stock Exchange was $463.8 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
There were 31,010,853 shares of the Registrant’s common stock outstanding as of March 2, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2022 annual meeting of stockholders (the “2022 Proxy Statement”), to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K, as indicated herein.

TRIPLEPOINT VENTURE GROWTH BDC CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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
•“Credit Facility” refers to our and our Financing Subsidiary’s secured revolving credit facility with the lenders and agents party thereto from time to time and Deutsche Bank AG, New York Branch, as facility agent, as amended or otherwise modified from time to time;
•“TPC” and “TriplePoint Capital” refers to TriplePoint Capital LLC, a Delaware limited liability company; and
•“Financing Subsidiary” refers to TPVG Variable Funding Company LLC, a Delaware limited liability company and our wholly owned, bankruptcy remote special purpose subsidiary established for utilizing the Credit Facility.
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
TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. TPC is headquartered on Sand Hill Road in Silicon Valley with regional offices in New York City and Boston, and has a primary focus in technology, life sciences and other high growth industries. TPC’s portfolio of venture capital-backed companies included and/or includes widely recognized and industry-leading companies, including, among others, Facebook, YouTube, AppNexus, Beyond Meat, Chegg, Etsy, Oncomed, Proteolix, Ring Central, Ruckus Wireless, Segway, Shazam, Splunk, Square, Varonis, and Workday.
TPC’s global investment platform serves venture capital-backed companies backed by its select group of leading venture capital investors across all stages of development of a venture capital-backed company’s lifecycle with dedicated business segments focused on providing creative, flexible and customized debt financings and complementary services at each stage. TPC currently categorizes venture capital-backed companies into the following five lifecycle stages of development: seed, early, later, venture growth and public. TPC has other business segments, in addition to the Company, that target investments in these lifecycle stages. See “Risk Factors-Risks Relating to our Conflicts of Interest-Our ability to enter into transactions with our affiliates and to make investments in venture growth stage companies along with our affiliates is restricted by the 1940 Act which may limit the scope of investment opportunities available to us.”
TPC utilizes a unique, relationship-based lending strategy that primarily targets companies funded by a select group of leading venture capital investors, which TPC refers to as the “TriplePoint Lifespan Approach.” Key elements of the TriplePoint Lifespan Approach include:
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
The Adviser’s senior investment team is led by the Adviser’s co-founders, James P. Labe and Sajal K. Srivastava, who are highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and have developed long-standing relationships with, and have an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. Our Adviser’s co-founders have worked together for more than 22 years and its senior investment team includes professionals with extensive experience and backgrounds in technology and high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has an average of more than 19 years of relevant experience and an extensive network of industry contacts and venture capital relationships.

Our Administrator
Our administrative functions are provided by our Administrator. Our Administrator is responsible for furnishing us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under an administration agreement with our Administrator (the “Administration Agreement”), we pay our Administrator an amount equal to our allocable portion (subject to the review of our board of directors (the “Board”)) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. For information regarding our Administrator and expenses payable under the Administration Agreement, see “-Management Agreements-Administration Agreement.”
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
We invest primarily in (i) growth capital loans that have a secured collateral position and that are generally used by venture growth stage companies to finance their continued expansion and growth, (ii) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission-critical equipment, (iii) on a select basis, revolving loans that have a secured collateral position and that are typically used by venture growth stage companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or the equivalent and (iv) direct equity investments in venture growth stage companies. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments as part of the transaction that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns.
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
•financing from a member of TPC’s select group of leading venture capital investors;
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
•strong likelihood of raising additional equity capital or achieving an exit in the form of an initial public offering or sale based on the determination of our Adviser and its investment experience and history of investing in venture growth stage companies;

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
•a balanced current financial condition typically with 12 months or more of operating cash runway based on its projected cash burn and/or a path to profitability typically over a three to five-year period from the date of our investment; and
•upcoming strategic and potential enterprise valuation-accreting business milestones that our investment can help provide operating cash runway for the company to achieve.
As a matter of practice, the evaluation of these criteria and characteristics, including the meaningful nature thereof, will involve subjective judgments and determinations by our Adviser, drawing upon its prior investment experience.
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
Invest with TPC’s Select Group of Leading Venture Capital Investors
We generally expect to (i) benefit from the relationships developed by TPC as part of its TriplePoint Lifespan Approach and (ii) target investment opportunities backed by a select group of leading venture capital investors. We believe these well-recognized firms have consistently generated strong returns through superior selection processes and access to experienced entrepreneurs and quality investment opportunities based upon their strong reputations and track records, specialized knowledge and experienced investment professionals. As a result of this strategy, we focus and narrow our investment sourcing efforts to those investment opportunities backed by these leading venture capital investors with established track records targeting investments in Silicon Valley, Boston, Chicago, Los Angeles, New York City, Northern Virginia, San Diego, Seattle, the United Kingdom, Israel and other geographic areas of venture capital investments. We believe these relationships serve as an important source of investment opportunity referrals for us. We work with our select group of leading venture capital investors to identify debt financing opportunities within their portfolio companies that we believe have established management teams, strong venture capital investor support, large market opportunities, innovative technology or intellectual property, potential for meaningful warrant and/or equity investment returns and sufficient cash reserves to complement a potential debt financing opportunity.
Focus in Technology, Life Sciences and other High Growth Industries
We generally target technology, life sciences and other high growth industries and further specialize in subsectors within each of these industries including:
•Technology—areas of focus include: big data, cloud computing, communications, consumer, data storage, electronics, energy efficiency, hardware, information services, internet and media, networking, semiconductors, software, software-as-a-service, wireless communications and other technology-related subsectors;
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
We generally view high growth industries as industries which experience a higher than average growth rate as compared to others as a result of demand for new products or services offered by companies in these industries. These companies also generally have a global business strategy and products or services that appeal to customers and consumers worldwide. It is this demand and the potential global addressable market for their products or services that makes these industries and companies attractive to venture capital investment and therefore attractive lending candidates for us.

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
Generate Equity Upside over Time through Warrant and Equity Investments
In connection with our secured loans, we generally receive warrant investments to acquire preferred or common stock in a venture growth stage company with an exercise price typically equal to the same price per share paid by the company’s venture capital investors in its last round of equity financing or a recent valuation of the venture growth stage company as determined by a third party or in its next round of equity financing. Our warrant investment coverage generally ranges from 2% to 10% of the committed loan amount. The warrant investments we obtain typically include a “cashless exercise” provision to allow us to exercise these rights without any additional cash investment. We also generally receive the opportunity to invest equity directly in our venture growth stage companies. We believe that making equity investments and receiving warrant investments in venture growth stage companies with exit events on the horizon, such as an initial public offering or private sale, increases the likelihood of equity appreciation and enhanced investment returns. As a venture growth stage company’s enterprise value changes, we may recognize unrealized gains or losses from the fair value changes in our warrant and equity investments, and in conjunction with either a sale of the company or in connection with or following an initial public offering, we expect to achieve additional investment returns and realized gains from the exercise of these warrant investments and the sale of the underlying stock.
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
Employ Active Portfolio Management Processes
Our Adviser utilizes an extensive internal credit tracking and monitoring approach to regularly follow a borrower’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each borrower is appropriate. This process has been refined and validated by Messrs. Labe and Srivastava, and the track record developed by TPC since its inception and is based, in part, on its expertise, familiarity and deep understanding of the risk associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the outlook for the borrower’s industry segment, progress of product development, overall adherence to the business plan, financial condition, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure matters. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess the borrower’s progress and development and the venture capital investor’s outlook and/or level of support for our borrower and in conjunction with the Four Rs, our core investment philosophy, determines the appropriate course of action with respect to investments in borrowers on our Credit Watch List (as described further below).

Investment Structure
We offer a full range of creative, flexible and customized secured financing products which may include a combination of an initial facility fee, interest and principal payments, end-of-term payments and warrant and/or equity investment rights. Although the general components for each type of our debt financing products are substantially the same, we select and customize the specific debt financing product on a case-by-case basis based on our Adviser’s senior investment team’s experience and their analysis of a prospective borrower, its financing needs and its intended use of the proceeds from our debt financing product. For example, the type of debt financing transaction, the total repayment period, the interest-only period, the amortization period, the collateral position, the warrant investment coverage and the overall yield-to-maturity may vary. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to their expertise and the revenue profile, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. Our debt financing products are typically structured as lines of credit, whereby a prospective borrower may be required to draw some of the commitment amount at close but may have up to 18-24 months from document execution to access the remaining available commitment amount of debt financing capital and, in many cases future advances may be subject to certain predetermined performance milestones and other conditions.
Growth Capital Loans
Key typical attributes of our growth capital loans include:
•Size ranges from $5 million to $50 million. We generally target and balance our growth capital loan size to the total equity capital base, the current or near term enterprise value, revenue run rate and current and near term cash and liquidity profile of a prospective borrower;
•Short total repayment periods typically ranging from 36 to 60 months or less that provide for interest-only or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 24 to 48 months after the loan’s funding date or a large lump sum payment on its maturity;
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
Equipment Financings
Key typical attributes of our equipment financings include:
•Size ranges from $5 million to $50 million. We generally target the size of our equipment financing to anticipate the capital equipment needs for a prospective borrower over a twelve month period balanced by the total equity capital base, the current or near term enterprise value, revenue run rate and current and near term cash and liquidity profile of a prospective borrower;
•Short total repayment periods typically ranging from 36 to 48 months or less that provide for short interest-only periods followed by full amortization;
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
Revolving Loans
On a select basis, we offer revolving loans. Key typical attributes of our revolving loans include:
•Size ranges from $1 million to $50 million. We generally structure our revolving loans subject to an advance rate against the company’s inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or the equivalent, that serve as our sole or primary collateral in support of the repayment of such loans;
•Short total repayment periods typically ranging from 12 to 36 months or less that typically provide for interest-only periods and/or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 12 to 24 months after the loan’s funding date or on its maturity date;
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
Direct Equity Investments
We may obtain equity investment rights and/or make equity investments in a venture growth stage company’s current or next round of private equity financing on the same terms and conditions as the company’s venture capital investors and/or other equity investors in the round. In some cases, we may make a direct equity investment in a prospective portfolio company prior to transacting a potential secured loan with the company. As a venture growth stage company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our direct equity investments, and in conjunction with either a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the sale of the underlying stock. These equity investment rights typically range from $100,000 to $5.0 million in size (generally not exceeding 5% of the company’s total equity), although we are under no obligation to make any such investment. Typically, these are passive investments (we do not take a board of directors seat in the company) but can be strategically valuable and beneficial as an enhancement to our relationship with the venture growth stage company and to our economic return by generating meaningful return on capital committed.

Brokerage Allocation and Other Practices
Since we acquire and dispose of many of our investments in privately negotiated transactions, many of the transactions that we engage in do not require the use of brokers or the payment of brokerage commissions. Subject to policies established by our Board, our Adviser is primarily responsible for selecting brokers and dealers to execute transactions with respect to the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. Our Adviser does not execute transactions through any particular broker or dealer but seeks to obtain the best net results for us under the circumstances, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. Our Adviser generally seeks reasonably competitive trade execution costs but does not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, our Adviser may select a broker based upon brokerage or research services provided to our Adviser and us and any other clients. In return for such services, we may pay a higher commission than other brokers would charge if our Adviser determines in good faith that such commission is reasonable in relation to the services provided. We also pay brokerage commissions incurred in connection with open-market purchases pursuant to our dividend reinvestment plan. The aggregate amount of brokerage commissions paid by us during the three most recent fiscal years is $36,000.
Investment Criteria
Our Adviser (i) benefits from the relationships developed by TPC as part of its TriplePoint Lifespan Approach and (ii) typically sources investment opportunities with TPC’s select group of leading venture capital investors or directly from prospective borrowers who are seeking debt financing. Many of these prospective borrowers are attracted to TPC’s reputation, extensive track record in the venture growth stage debt market, the Four Rs’ core investment philosophy, and/or may have previously had a lending relationship with TPC. Additional origination sources for our Adviser include an extensive network of strategic industry contacts, including former and current venture growth stage companies, financial advisers, commercial banks and accounting and law firms. Our Adviser also identifies companies with strong management teams and innovative technology to proactively generate debt financing opportunities.
We primarily target investment opportunities in venture growth stage companies that have received equity investments from venture capital investors. However, having backing from a venture capital investor does not guarantee financing from us. Prospective borrowers must further qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally have many of the characteristics discussed above under “-Investment Strategy-Target Venture Growth Stage Companies.”
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
Our Adviser’s diligence and credit analysis process typically includes visits by one of our Adviser’s Investment and Credit Analysis professionals to a prospective borrower’s headquarters and other facilities, interviews with key management and board members and reference checks on senior management. In addition, the diligence process may include discussions with key industry research analysts, other industry participants, customers and suppliers, where appropriate. One of our Adviser’s professionals also typically reviews the prospective borrower’s organizational documents and structure, capital structure, assets, liabilities, employee plans, key customer or supplier contracts, legal and tax matters and other relevant legal documentation. The Investment and Credit Analysis professional submits a detailed credit and due diligence memorandum describing and analyzing the proposed transaction, as well as the outcome of the diligence and credit analysis activities. This memorandum is circulated to members of our Adviser’s Investment Committee (the “Investment Committee”) and senior investment team in advance of its meetings.
Investment Committee
The objective of the Adviser’s Investment Committee and senior investment team is to leverage its members’ broad historical experience, including significant entrepreneurial, credit, venture capital, venture lending and leasing expertise and technology, life sciences, and other high growth industries knowledge assessing the risk and needs of venture growth stage companies and appropriateness of prospective transactions, assessing the risk/return profile of proposed transactions, assessing the independent diligence and credit analysis and providing a forum for independent and unbiased thought, discussion, and assessment.
The Investment Committee, comprised of Mr. Labe and Mr. Srivastava, who are also members of the Adviser’s senior investment team, holds votes to approve any proposed investment transaction, including follow-on investments. Additionally, members of the Adviser’s senior investment team meet on at least a weekly basis to consider new and follow-on investment opportunities, with the non-Investment Committee members participating in voting on an advisory basis on all investments, which serves as an input to the Investment Committee’s decisions. During these meetings, the applicable Originations and Investment and Credit Analysis professional presents the transaction, results of the professional’s diligence review and credit analysis and the professional’s recommendations to the senior investment team. During the presentation, the investment team members in attendance typically ask questions, ask for clarifications, state opinions and assessments and make other comments. When there are no further questions and the discussions have concluded, the investment team holds an advisory vote to consider approval of the proposed transaction. In certain situations, the Investment Committee and members of the Adviser’s senior investment team may ask the Originations and Investment and Credit Analysis professional to perform additional analysis and resubmit the transaction at a later meeting. No single criterion determines a decision to invest. The members weigh a variety of factors, both qualitative and quantitative, when making an investment decision. Our Adviser has the discretion to modify the members of the Investment Committee and its approval process at any time without our consent.

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
On a weekly basis, our Adviser’s Investment Committee and our Adviser’s senior investment team review material events and information on our borrowers and discuss in detail those borrowers that are performing below expectations. On a quarterly basis, or more frequently as needed, our Originations and Investment and Credit Analysis professionals undertake an extensive re-evaluation of each borrower and prepare a portfolio update. Key topics that are reviewed include timing/status of the next equity financing round, cash balance and burn rate, financial and operational progress, and covenant adherence. All of these meetings are typically attended by one or more members of our Adviser’s Investment Committee, senior investment team and the Customer Team for the specific borrower being reviewed.
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
Consistent with TPC’s existing policies, our Adviser maintains a Credit Watch List, which places borrowers into five risk categories based upon our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White (2).	Contact portfolio company periodically; in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.	Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.

Competition
Debt financing for venture capital-backed companies is particularly heterogeneous—the type, structures and sizes of debt financings often vary significantly depending on a particular company’s industry and its current or near-term stage of development. The profile and underwriting characteristics of an early stage venture capital-backed company are very different from those of a later stage venture capital-backed company and/or those of a venture growth stage company. Furthermore, within venture growth stage companies, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and leasing expertise and technology, life sciences and other high growth industries knowledge, specialization and flexibility from a lender. The availability of debt financing for venture growth stage companies is further limited by factors such as the brand, reputation and market acceptance, industry relationships, track record, and other factors required to lend to companies backed by leading venture capital investors. In addition, a lender must understand the distinct credit profiles of these companies and have the deep experience and specialized set of skills required to (i) source deal flow and receive investment referrals; (ii) evaluate high growth industries and sectors, business prospects, operating characteristics and collateral; (iii) analyze potential transactions; and (iv) customize unconventional transaction structures for these companies.
We believe that venture-oriented banks tend to be the primary form of traditional lenders participating in the market for venture growth stage companies and that they generally focus on providing lower risk and lower return financings, which tend to require and impose many restrictive covenants and conditions on borrowers, such as minimum cash balances, financial covenants, limitations on outflows and borrowing formulas and requiring a significant depository relationship to facilitate rapid liquidation. In addition, we believe that most existing non-traditional debt providers do not regularly or actively participate in venture growth stage lending due to their reluctance to underwrite the large financings required by venture growth stage companies, as well as the desire of these providers to structure deals with lower current return but with the potential for significantly higher equity upside through warrant investments by lending to companies with lower valuations than would be possible in the venture growth stage lending market. As a result, most existing providers of debt financing tend to focus on seed, early and late stage venture capital-backed companies instead of venture growth stage companies.
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
Duration and Termination
Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if (i) (A) approved annually by our Board or (B) by the affirmative vote of the holders of a majority of our outstanding voting securities and (ii) approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by our Adviser and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice. See “Risk Factors-Risks Relating to our Business and Structure-We are dependent upon our executive officers, our Adviser’s senior investment team and, in particular, Messrs. Labe and Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.”
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
Board Approval of the Investment Advisory Agreement
The Investment Advisory Agreement between us and our Adviser was initially approved by our Board at an in-person meeting in November 2013 and entered into in February 2014. Our Board most recently determined to re-approve the Investment Advisory Agreement at a meeting held on October 29, 2021. In reaching a decision to re-approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
In full consideration of the provision of the services of our Administrator, we reimburse our Administrator for the costs and expenses incurred by our Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. Payments under the Administration Agreement are equal to our allocable portion (subject to the review of our Board) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, our Administrator is paid an additional amount based on the services provided, which shall not exceed the amount we receive from such companies for providing this assistance. The Administration Agreement between us and the Administrator was initially approved by our Board at an in-person meeting in November 2013 and was entered into in February 2014. Our Board most recently determined to re-approve the Administration Agreement at a meeting held on October 29, 2021. In connection with such approval, the Board, including a majority of independent directors, reviewed the payments made by us to the Administrator to determine that the provisions of the Administrative Agreement are carried out satisfactorily and to determine, among other things, whether the payments made by us under the Administration Agreement are reasonable in light of the services provided. The Board also reviewed the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and the affiliates of TPC. The Board then assessed the reasonableness of such reimbursements for expenses allocated to us based on the nature and quality of the administrative services provided to us by the Administrator, our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, any existing and potential sources of indirect income to the Administrator from its relationship with us, information about the administrative services to be performed and the personnel performing such administrative services, the organizational capability of the Administrator, and the possibility of obtaining similar services from other third-party service providers.
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
Staffing Agreement
Our Adviser has entered into the Staffing Agreement with TPC (the “Staffing Agreement”). Pursuant to the Staffing Agreement, TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Messrs. Labe and Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Our Adviser is responsible for determining if we will participate in deal flow generated by TPC. Our Adviser takes advantage of the significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and hands-on portfolio management and investment monitoring capabilities of TPC’s senior investment team. The Staffing Agreement may be terminated by either party with 60 days’ prior written notice.
License Agreement
We have entered into the License Agreement with TPC under which TPC granted us a non-exclusive, royalty-free license to use the name “TriplePoint” and the TriplePoint logo. Under the License Agreement, we have a right to use the “TriplePoint” name for so long as our Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “TriplePoint” name.

Determination of Net Asset Value
Quarterly Determinations
We determine the net asset value per share of our common stock on at least a quarterly basis. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of the date of this Annual Report on Form 10-K, we do not have any preferred stock outstanding.
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
The valuation committee of the Board (the “Valuation Committee”) is responsible for assisting the Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. With respect to portfolio investments for which market quotations are not readily available, the Board, with the assistance of the Adviser and its senior investment team and independent valuation agents, is responsible for determining, in good faith, the fair value in accordance with the valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and selects a value within that range that most accurately represents fair value based on current market conditions as well as other factors the Adviser’s senior investment team considers relevant.
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
Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, and excludes transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact. See “Note 4. Investments” in the notes to our consolidated financial statements for a further discussion of our valuation process.

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
We do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. Under these current limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company or BDC, invest more than 5% of the value of our total assets in the securities of one registered investment company or BDC, or invest more than 10% of the value of our total assets in the securities of registered investment companies and BDCs, subject to compliance with certain exceptions.
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
Senior Securities
The Small Business Credit Availability Act (“SBCAA”), which was signed into law in March 2018, among other things, amended Section 61(a) of the 1940 Act to add a provision that reduces the asset coverage requirement applicable BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. On April 24, 2018, the Board unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a) of 1940 Act. In addition, at a special meeting of stockholders held on June 21, 2018, our stockholders approved the application of the 150% minimum asset coverage requirements under the 1940 Act, and we became subject to the 150% minimum asset coverage ratio effective June 22, 2018. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2021, the Company’s asset coverage for borrowed amounts was 192%.
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

Introduction
As an investment adviser registered under the Advisers Act, our Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, our Adviser recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.
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

We co-invest from time to time, and intend to continue making co-investments, with TPC and/or investment funds, accounts and vehicles managed by TPC or its affiliates where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price. However, on March 28, 2018, we, TPC and our Adviser received an exemptive order (the “Exemptive Order”) from the SEC, which permits greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the “Sarbanes-Oxley Act,” imposes a wide variety of regulatory requirements on SEC-registered companies and their insiders. Many of these requirements affect us. For example:
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
•We are dependent upon our executive officers, our Adviser’s senior investment team and, in particular, Messrs. Labe and Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.
•Our business model depends, in part, upon TPC’s relationships with a select group of leading venture capital investors. Any inability of TPC to maintain or develop these relationships, or the failure of these relationships to result in referrals of investment opportunities for us, could have a material adverse effect on our business.
•We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.
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
•We may default under the Credit Facility, the agreements governing our outstanding unsecured notes or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.
•Because we use debt to finance certain of our investments, we are exposed to risks associated with changes in interest rates, including with respect to the phase-out of LIBOR. In addition, if the Credit Facility or similar financing arrangement were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
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
•Events outside of our control, including relating to public health crises, supply-chain disruptions, geopolitical conflicts, including acts of war, and inflation, could negatively affect our portfolio companies’ and our results of operations and financial condition, as well as the amount or frequency of our distributions to stockholders.
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
Although we have been able to secure access to additional liquidity, including through the Credit Facility, public and private debt issuances and equity offerings, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, if the price of our common stock falls below our net asset value per share, we will be limited in our ability to sell new shares if we do not have stockholder authorization to sell shares at a price below net asset value per share. We did not seek stockholder authorization to sell shares of our common stock below the then-current net asset value per share of our common stock at our 2021 annual meeting of stockholders and do not intend to seek such authorization at our 2022 annual meeting of stockholders.
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
We are dependent upon our executive officers, our Adviser’s senior investment team and, in particular, Messrs. Labe and Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.
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
We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.
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
We will be subject to corporate-level income tax and may default under our current or future borrowing arrangements if we are unable to qualify or maintain our qualification and tax treatment as a RIC under Subchapter M of the Code.
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
In order to maintain our ability to be subject to tax as a RIC, we will be required to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders. As a result, these earnings will not be available to fund new investments. Under the 1940 Act, we generally are required to meet a coverage ratio of total assets less all liabilities and indebtedness not represented by senior securities to total senior securities, which generally includes all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders in us. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets) after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. To the extent we have senior securities outstanding, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
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
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the SBCAA, signed into law in March 2018, modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by lowering the required asset coverage ratio of 200% to an asset coverage ratio of 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets), if certain requirements are met. On April 24, 2018, the Board unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a) of 1940 Act. In addition, at a special meeting of stockholders held on June 21, 2018, our stockholders approved the application of the 150% minimum asset coverage requirements under the 1940 Act, and we became subject to the 150% minimum asset coverage ratio effective June 22, 2018. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2021, the Company’s asset coverage for borrowed amounts was 192%.
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
We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. As of December 31, 2021, we had $200.0 million of principal outstanding under the Credit Facility, $70.0 million of principal outstanding on our 4.50% notes due 2025 (the “2025 Notes”) and $200.0 million of principal outstanding on our 4.50% notes due 2026 (the “2026 Notes”), before reducing the unamortized debt issuance costs. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.
As a BDC, we generally are required to meet a coverage ratio of total assets less all liabilities and indebtedness not represented by senior securities to total senior securities, which generally includes all of our borrowings (other than potential leverage in future Small Business Investment Company, or “SBIC,” subsidiaries, should we receive an SBIC license(s), subject to exemptive relief) and any preferred stock that we may issue in the future, of at least 150%. If our asset coverage ratio declines below 150%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ depends on our Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2021, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2021(1)	(26.7)%	(16.0)%	(5.3)%	5.4%	16.0%
_______________
(1)The calculation assumes the Company had (i) $927.7 million in total assets, (ii) $470.0 million in total debt outstanding, (iii) $434.5 million in net assets, (v) and a weighted average cost of borrowings of 4.9%.
Based on our outstanding indebtedness of $470.0 million as of December 31, 2021, our investment portfolio would have been required to experience an annual return of at least 2.5% to cover annual interest payments on the outstanding debt.
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
In addition, each of the Credit Facility and the agreements governing the 2025 Notes and the 2026 Notes imposes, and any debt facilities or other borrowing arrangements we may enter into in the future may impose, financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our ability to be subject to tax treatment as a RIC under Subchapter M of the Code.
We may default under the Credit Facility, the agreements governing our outstanding unsecured notes or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.
In the event we default under the Credit Facility, the agreements governing the 2025 Notes or the 2026 Notes or any future indebtedness or are unable to amend, repay or refinance any such indebtedness on commercially reasonable terms, or at all, our business could be materially and adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility, the 2025 Notes and the 2026 Notes or any future indebtedness, any of which would have a material adverse effect on our financial condition, results of operations and cash flows.

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
The Master Note Purchase Agreement (the “Note Purchase Agreement”) under which the 2025 Notes were issued contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and a minimum stockholders’ equity requirement. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness we have incurred or of our subsidiary guarantors (if any), certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to Messrs. Labe and Srivastava. The terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes.
Our continued compliance with the covenants under the Credit Facility and the Note Purchase Agreement (as modified by any supplements thereto) depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. Because the Credit Facility and the agreements governing the 2025 Notes and 2026 Notes have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Credit Facility or represented by the 2025 Notes or the 2026 Notes, or under any future credit facility, is accelerated, we may be unable to repay or finance the amounts due.
Because we use debt to finance certain of our investments, we are exposed to risks associated with changes in interest rates, including with respect to the phase-out of LIBOR. In addition, if the Credit Facility or similar financing arrangement were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
Because we borrow money to finance certain of our investments, including under the Credit Facility, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net income. In addition, if the Credit Facility or any future financing arrangement were to become unavailable to us and attractive alternative financing sources were not available, it could have a material adverse effect on our business, financial condition and results of operations.
In addition, uncertainty relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings. National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be ‘‘reference rates.’’ Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. On March 5, 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after January 1, 2022. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of the Secured Overnight Financing Rate, SOFR. There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. The effect of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Following any replacement of LIBOR, some or all of our loan agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of the Credit Facility or any other financing arrangement. If we are unable to do so, amounts drawn under the Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for, or value of, any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The Internal Revenue Service (“IRS”) has issued proposed regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the proposed regulations, to avoid such alteration or modification of the terms of a debt instrument being treated as a taxable exchange, the fair market value of the modified instrument or contract must be substantially equivalent to its fair market value before the qualifying change was made. The IRS may withdraw, amend or finalize, in whole or part, these proposed regulations and/or provide additional guidance, with potential retroactive effect.
In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our secured loans. Accordingly, an increase in interest rates may result in an increase of our income and, as a result, an increase in the incentive fee payable to our Adviser.
Provisions in the Credit Facility and the agreements governing the 2025 Notes and the 2026 Notes or any future indebtedness may limit our discretion in operating our business.
The Credit Facility is, and any future indebtedness may be, backed by all or a portion of our assets on which the lenders may have a security interest. We may pledge up to 100% of our assets or the assets of our Financing Subsidiary and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. Any security interests that we grant will be set forth in a security agreement and evidenced by the filing of financing statements by the agent for the lenders. Any restrictive provision or negative covenant in the agreements governing our indebtedness, including the Credit Facility and the Note Purchase Agreement and First Supplement, including applicable diversification and eligibility requirements, or any of our future indebtedness limits or may limit our operating discretion, which could have a material adverse effect on our financial condition, results of operations and cash flows. A failure to comply with the restrictive provisions or negative covenants in the Credit Facility or the Note Purchase Agreement and First Supplement or any of our future indebtedness would or may result in an event of default and/or restrict our ability to control the disposition of our assets and our utilization of any indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations.”
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
Most of our investments take the form of secured loans, warrant and direct equity investments that are not publicly traded. The fair value of loans and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board. Most of our investments are classified as Level 3 under ASC Topic 820. This means that our valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of the fair value of our investments require significant management judgment or estimation. We retain the services of one or more independent third-party valuation firms to review the valuation of these loans and other investments. The valuation for each portfolio investment, including our Level 3 investments, is reviewed at least annually by an independent third-party valuation firm. However, the Board does not intend to have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10.0% of our gross assets) reviewed by an independent third-party valuation firm, given the expenses involved in connection therewith. The Board discusses valuations on a quarterly basis and determines, in good faith, the fair value of each investment in our portfolio based on the input of our Adviser, the independent third-party valuation firm and the Valuation Committee. The types of factors that our Board takes into account in determining the fair value of our investments generally include, as appropriate, such factors as yield, maturity and measures of credit quality, the enterprise value of the company, the nature and realizable value of any collateral, the company’s ability to make payments and its earnings and discounted cash flow, our assessment of the support of their venture capital investors, the markets in which the company does business, comparisons to similar publicly traded companies and other relevant factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and other investments existed. Our net asset value could be materially and adversely affected if our determinations regarding the fair value of our loans and other investments were materially higher than the values that we ultimately realize upon the disposal of such loans and other investments.
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
The Maryland General Corporation Law, our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control or the removal of our directors. We are subject to the Maryland Business Combination Act, or the “Business Combination Act,” the application of which is subject to and may not conflict with any applicable requirements of the 1940 Act. Our Board has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our directors who are not “interested persons” as such term is defined in the 1940 Act. If the resolution exempting business combinations is repealed or our Board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act, or the “Control Share Acquisition Act,” acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. However, we will not amend our bylaws to repeal the current exemption from the Control Share Acquisition Act without our Board determining that doing so would be in the best interests of our stockholders and it does not conflict with the 1940 Act.
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
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act. In addition, any venture growth stage company in which TPC or its affiliates own 5% or more of its outstanding voting securities will be our affiliate for purposes of the 1940 Act. We are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors and, in certain cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities and certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from (i) buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by TPC or our Adviser or any of their affiliates or in which TPC or our Adviser or any of their affiliates hold an interest or (ii) modifying any security that we hold in a company in which TPC or our Adviser or any of their affiliates also hold an interest without the prior approval of the SEC, which may limit our ability to take any action with respect to an existing investment or potential investment regardless of whether we conclude that the action may be in the best interest of our stockholders.
Our investment strategy includes investments in secured loans to companies, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments. TPC and the Adviser also manage, and in the future may manage, other investment funds, accounts or vehicles that invest or may invest in companies and investments similar to those in our investment portfolio. Although we were formed to expand the venture growth stage business segment of TPC’s investment platform, subject to its allocation policy and applicable law, other vehicles sponsored or managed by our Adviser’s senior investment team also invest in venture growth stage companies or may have prior investments outstanding to potential borrowers. As a result, members of our Adviser’s senior investment team and the Investment Committee, in their roles at TPC, may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by TPC with similar or overlapping investment objectives. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by our Adviser’s senior investment team, such investment will be apportioned by our Adviser’s senior investment team in accordance with (1) our Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Co-investment opportunities will be allocated amongst us, TPC and/or investment funds, accounts and vehicles managed by the Adviser or its affiliates: (1) consistent with both the Adviser’s allocation policies and procedures and the conditions of the Exemptive Order, as applicable; and (2) in a manner reasonably designed to ensure that investment opportunities are allocated fairly and equitably over time. Such apportionment may not be strictly pro rata, depending on the good faith determination of all relevant factors, including, without limitation, differing investment objectives, amount of capital available for each potential investing entity, diversification considerations, regulatory restrictions and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us.

We may co-invest with TPC and/or investment funds, accounts and vehicles managed by TPC or its affiliates where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price. However, on March 28, 2018 we, TPC and our Adviser received the Exemptive Order from the SEC, which permits greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
Our Adviser may be subject to conflicts of interest with respect to taking actions regarding many investments in which TPC or its affiliates also have an interest.
Although our Adviser has adopted a compliance program that includes conflicts of interest policies and procedures, as well as allocation policies and procedures, that are designed to mitigate the potential actual or perceived conflicts between us, on the one hand, and TPC and its affiliates, on the other hand, it may not eliminate all potential conflicts. TPC and its affiliates may have previously made investments in secured loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments in some of the same venture growth stage companies in which we expect to invest. In certain of these circumstances, we may have rights and privileges that give us priority over others associated with the issuer, such as TPC or its affiliates. These rights, if exercised, could have a detrimental impact on the value of the investment made by TPC or its affiliates in the issuer, and as a result and subject to the applicable provisions of the Advisers Act and the 1940 Act, our Adviser may not exercise the Company’s rights if the Adviser believes TPC or its affiliates would be disadvantaged by the Company taking such action, even if it is in the best interests of our stockholders. In addition, our Adviser may be subject to a conflict in seeking to make an investment in an issuer in which TPC or its affiliates have already invested, and we may still choose to make such investment, where permissible, subject to the approval of a majority of our directors who have no financial interest in the investment and a majority of our independent directors. In such a scenario, our Adviser may be influenced to make an investment or take actions in order to protect the interests of TPC or its affiliates in the issuer.
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
    For many of our investments, no market-based price quotation is available. As a result, our Board determines the fair value of these secured loans, warrant and equity investments in good faith as described above in “- Risks Relating to our Business and Structure-Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.” In connection with that determination, our Adviser’s senior investment team provides our Board with valuation recommendations based upon the most recent and available information, which generally includes industry outlook, capitalization, financial statements and projected financial results of each portfolio company. Other than de minimis investments of less than 1% of our gross assets (up to an aggregate of 10% of our gross assets), the valuation for each investment is reviewed by an independent valuation firm annually and the ultimate determination of fair value is made by our Board, including our interested directors, and not by such independent valuation firm. The Board, however, may request at its discretion to have such de minimis investments valued by an independent valuation firm. In addition, Messrs. Labe and Srivastava, each an interested member of our Board, have a material pecuniary interest in our Adviser. The participation of our Adviser’s senior investment team in our valuation process, and the pecuniary interest in our Adviser by certain members of our Board, could result in a conflict of interest as our Adviser’s base management fee is based, in part, on the value of our average adjusted gross assets, and our Adviser’s incentive fee is based, in part, on realized gains and realized and unrealized losses.
There are conflicts related to our arrangements with TPC and our Administrator.
We have entered into the License Agreement with TPC under which TPC granted us a non-exclusive, royalty-free license to use the name “TriplePoint” and the TriplePoint logo. We have also entered into the Administration Agreement with our Administrator pursuant to which we are required to pay our Administrator an amount equal to the allocable portion of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. This creates conflicts of interest that our Board will monitor. For example, under the terms of the License Agreement, we are unable to preclude TPC from licensing or transferring the ownership of the “TriplePoint” name to third parties, some of which may compete against us. Consequently, we are unable to prevent any damage to goodwill that may occur as a result of the activities of TPC or others. Furthermore, in the event the License Agreement is terminated, we will be required to change our name and cease using “TriplePoint” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.
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
A consequence of our investment strategy is that our investment returns will be materially and adversely affected if the companies or the industries we target perform poorly. Beyond the asset diversification requirements to which we will be subject as a RIC and any concentration limitations we have agreed or may agree to as part of the Credit Facility or any future financing arrangement or other indebtedness, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one company and our investments could be concentrated in relatively few industries.
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
Our portfolio consists of a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and any concentration limitations we have agreed or may agree to as part of the Credit Facility or any future financing arrangement or other indebtedness, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio may be less diversified than the portfolios of other investment vehicles, we may be more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.
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
As of December 31, 2021, our unfunded obligations to 22 portfolio companies totaled $191.7 million. Our credit agreements generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded commitments or any future obligations will be drawn by the venture growth stage companies. We have also entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2021, we did not have any backlog of potential future commitments.

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
Because we generally do not hold controlling equity interests in our portfolio companies, we are not able to exercise control over our portfolio companies or prevent decisions by management that could decrease the value of our investment.
We generally do not hold controlling equity positions in any of our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that have a material adverse effect on our interests. Due to the lack of liquidity of the debt and equity investments that we hold in our portfolio, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investment.
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
We are subject to the risk that the loans we make to our portfolio companies may be repaid prior to maturity. We expect that our investments will generally allow for repayment at any time subject to penalties in certain limited circumstances. When this occurs, we generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments typically have substantially lower yields than the loan being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the loan that was repaid. As a result, our financial condition, results of operations and cash flows could be materially and adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Prepayments could also negatively impact our ability to make, or the amount of, stockholder distributions with respect to our common stock, which could result in a decline in the market price of our shares. In addition, any such prepayments could materially increase the risk of failing to meet 1940 Act provisions applicable to BDCs, including the qualifying asset test, and increases the risk of breaching covenants under the Credit Facility and under the agreements governing our outstanding unsecured notes, or otherwise triggering an event of default under the relevant borrowing arrangement. These risks are increased to the extent that prepayment levels during a period increase unexpectedly.
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
Our investment strategy contemplates making secured loans to companies with foreign operations. As of December 31, 2021, 26.0% of our portfolio at fair value consisted of companies not domiciled in the United States as they did not have their principal place of business in the United States, including investments in European companies. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies or U.S. companies with no foreign operations. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations in our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect that investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies or U.S. companies with no foreign operations.
We may expose ourselves to risks resulting from our use of interest rate hedging transactions.
As of December 31, 2021, 52.1% of our portfolio (at principal balance) had a floating interest rate indexed to the U.S. Prime rate (“Prime Rate”). The remaining 47.9% of our portfolio had a fixed interest rate. Our Credit Facility bears interest at a floating rate indexed to certain indices, including LIBOR and commercial paper rates. We may utilize instruments such as interest rate swaps, caps, collars and/or floors to seek to hedge against fluctuations in the relative values of our fixed-rate portfolio positions and/or to hedge against the impact on our net investment income from changes in market interest rates. When we engage in interest rate hedging transactions, we may expose ourselves to risks associated with such transactions. We believe that any hedging transactions that we enter into in the future will not be considered “qualifying assets” under the 1940 Act, which may limit our hedging strategy more than other companies that are not subject to the 1940 Act. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission (“CFTC”), unless our Adviser registers with CFTC as a commodity pool operator or obtains an exemption from such requirement. On February 18, 2020, our Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and therefore, is not subject to registration or regulation as a commodity pool operator under such Act.

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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has increased in the BDC space in recent years. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.
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
If debt securities are redeemable at our option, such as the 2025 Notes and 2026 Notes, we may choose to redeem debt securities at times when prevailing interest rates are lower than the interest rate paid on debt securities. In addition, if debt securities are subject to mandatory redemption, we may be required to redeem debt securities also at times when prevailing interest rates are lower than the interest rate paid on debt securities. In this circumstance, an investor may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.
Subject to the terms of the governing agreements, we may redeem the 2025 Notes and/or the 2026 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2025 Notes and the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur.
We may not be able to prepay the 2025 Notes or the 2026 Notes upon a change in control.
The agreements governing the 2025 Notes and the 2026 Notes require us to offer to prepay all of the issued and outstanding notes upon the occurrence of certain change in control events, which could have a material adverse effect on our business, financial condition and results of operations. Upon a change in control event, holders of the 2025 Notes, 2026 Notes and any additional notes issued under the terms of the Note Purchase Agreement may require us to prepay for cash some or all of the notes at a prepayment price equal to 100% of the aggregate principal amount of the notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.
The 2025 Notes and 2026 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
The 2025 Notes and 2026 Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. As a result, the 2025 Notes and 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2025 Notes and 2026 Notes.

The 2025 Notes and 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The 2025 Notes and 2026 Notes are obligations exclusively of TriplePoint Venture Growth BDC Corp. and not of any of our subsidiaries. None of our current subsidiaries is a guarantor of the 2025 Notes or the 2026 Notes, and the 2025 Notes and the 2026 Notes are generally not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of other creditors of our subsidiaries, including claims under the Credit Facility, have priority over our equity interests in such subsidiaries (and therefore over the claims of our creditors, including holders of the 2025 Notes and the 2026 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims, including under the Credit Facility. Consequently, the 2025 Notes and the 2026 Notes, as well as any additional notes issued under the terms of the Note Purchase Agreement, are or will be structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, including under the Credit Facility or otherwise, all of which would be structurally senior to the 2025 Notes and the 2026 Notes.
A downgrade, suspension or withdrawal of the credit rating, if any, assigned by a rating agency to us or any of our outstanding unsecured notes, including the 2025 Notes and the 2026 Notes, or change in the debt markets could cause the liquidity or market value of our securities to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the value and trading prices, if any, of our outstanding unsecured notes, including the 2025 Notes and the 2026 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise any holders of our unsecured notes of any changes in our credit ratings, except as may be required under the terms of any applicable indenture or other governing document, including the Note Purchase Agreement. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our business or operations, so warrant. Any downgrades to us or our securities could increase our cost of capital or otherwise have a negative effect on our results of operations and financial condition. In this regard, the fixed rate of the 2025 Notes and 2026 Notes and any additional notes that may be issued under the Note Purchase Agreement is subject to a 1.00% increase in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement, including as modified by the First Supplement) occurs, which risk is increased as a result of the impact of the COVID-19 pandemic. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices and value of our unsecured notes.
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
The global capital markets have experienced periods of instability over the past several years. These market and economic disruptions, the potential trade war with China and the impact of public health epidemics may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations.

The United Kingdom (the “UK”) formally left the European Union (the “EU”) on January 31, 2020 (commonly known as “Brexit”), followed by an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single market access rights and EU customs union membership. The implementation period expired on December 31, 2020. Consequently, the UK has become a third country vis-à-vis the EU, without access to the single market or membership of the EU customs union. During the implementation period, on December 30, 2020, the UK and the EU signed a trade and cooperation agreement (the “TCA”) to govern their ongoing relationship. The TCA was officially ratified by the UK Parliament on December 30, 2020, and was ratified by the EU Parliament and Council on April 27, 2021. It is anticipated that further details of the relationship between the UK and the EU will continue to be negotiated even after formal ratification of the TCA. Over time, UK regulated firms and other UK businesses may be adversely affected by the terms of the TCA (assuming it is formally ratified by the EU), as compared with the position prior to the expiration of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate. Although it is probable that any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the impact of the withdrawal is unpredictable and likely to be an ongoing source of instability, produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect us. In addition, although it seems less likely following the expiration of the transition period than at the time of the UK’s referendum, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to our business and financial results.
The current global financial market situation, global supply-chain disruptions and various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. These factors could cause interest rates to be volatile, which may negatively impact our ability to access the debt and equity capital markets on favorable terms and could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions, including future recessions, also could increase our funding costs or result in a decision by lenders not to extend credit to us.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the Credit Facility and our outstanding unsecured notes and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, the illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.
Events outside of our control, including relating to public health crises, supply-chain disruptions, geopolitical conflicts, including acts of war, and inflation, could negatively affect our portfolio companies’ and our results of operations and financial condition, as well as the amount or frequency of our distributions to stockholders.
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

The COVID-19 pandemic and the uncertainty regarding the extent and duration of its impact has had a material adverse impact on the venture capital fundraising environment, including with respect to the venture growth stage companies in which we invest. Our portfolio companies generally require additional equity financing every twelve to twenty-four months. Due to the effects of the COVID-19 pandemic, there is an increased risk that one or more of our venture growth stage portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, which risk may be amplified with respect to portfolio companies that have already taken steps to reduce or modify business operations or are operating in industries that are, or are perceived to be, more adversely affected by the COVID-19 pandemic. Such events would likely have a negative impact our investment returns, the fair value of our investment and our ability to restructure such investment on favorable terms if such portfolio company’s cash flow from operating activities is insufficient to satisfy its continuing growth, working capital and other requirements or if such portfolio company is otherwise unable to access the benefits of one of the U.S. federal government stimulus programs that may be made available or meet the performance requirements necessary to forgive all or a portion of any loans made to it thereunder, as applicable. In addition, as a result of the financial stress caused by the effects of the COVID-19 pandemic, other investors in our portfolio companies may be unable to, or may choose not to, fulfill their ongoing funding obligations with respect to certain of our portfolio companies, may be unable to continue supporting the ongoing operations of our portfolio companies operationally and/or financially, or may seek to restructure or otherwise modify their existing investments in our portfolio companies in a manner that is detrimental to our investment, which could have a material adverse impact on our financing arrangement with the portfolio company and on our results of operations and financial condition. In addition, we intend to use cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility, our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows and prepayments, and any proceeds from equity or debt offerings, to fund our outstanding unfunded obligations. Depending on the severity and duration of the impact of the COVID-19 pandemic on our results of operations and financial condition, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due, which could harm the reputation of the Company and TPC among its select group of venture capital investors and in the venture capital market generally. Any such occurrence could decrease our deal flow and the outlook of our investments, resulting in a material adverse effect on our financial condition, results of operations and cash flows.
This pandemic has also caused, and may continue to cause, disruption to our portfolio companies’ global supply chain and business operations. In particular, shortages in commodities and materials, including shortages and reductions in allocations of electronic and other components from key suppliers, labor shortages and elevated levels of employee absenteeism, freight delays and other supply chain constraints and disruptions have significantly delayed or disrupted, and may continue to adversely impact, both our portfolio companies’ suppliers’ and third-party vendors’ and our portfolio companies’ ability to manufacture and deliver products and/or services to their end-users and customers. Our portfolio companies have also experienced a significant increase in commodity, parts and material component inflation in 2021 and 2022, as well as inflation in other costs, such as labor, packaging, freight and energy prices. Continued supply chain disruptions and delays, as well as continued heightened inflation, could lead to continued periodic production interruptions and other inefficiencies that could negatively impact our portfolio companies’ productivity, margin performance and results of operations, which could result in a material adverse effect on our financial condition, results of operations and cash flows.
Developments related to the COVID-19 pandemic previously contributed to a decrease in the fair value of certain of our portfolio investments, and there may be additional decreases in the fair value of our portfolio investments going forward. In addition, the COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have a material adverse effect on our investment income received from portfolio investments, particularly our interest income. Any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing existing borrowings under the Credit Facility, our outstanding unsecured notes and distribution payments to stockholders.
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
In addition, particularly because our investment strategy contemplates making secured loans to companies with foreign operations, including in Europe, the warfare, political turmoil or terrorist attacks in Ukraine could materially and adversely impact our and our portfolio companies’ financial condition, result of operations and cash flows. In February 2022, Russian troops invaded Ukraine. Although the severity and duration of the ongoing military action are highly unpredictable, the conflict in Ukraine could materially disrupt operations of our portfolio companies in Europe and/or increase their costs and may disrupt future their plans. In addition, Russia's prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions being levied by the United States, European Union and other countries against Russia, with additional potential sanctions threatened and/or proposed. Russia's military incursion and the resulting sanctions could adversely affect the global economy and financial markets and thus could affect our and our portfolio companies’ business, operations, operating results and financial condition as well as, potentially, the price of our common stock. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this Annual Report on Form 10-K.

We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. Disruptions in the capital markets in the past have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders, including existing lenders, not to extend credit to us or renew or expand existing credit facilities. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
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

		Closing Sales Price(2)		Premium/(Discount) of High Sales Price to NAV(3)	Premium/(Discount) of Low Sales Price to NAV(3)	Declared Distributions
Period	NAV(1)	High	Low
First Quarter of 2022 (through March 1, 2022)	*	$18.07	$15.80	*	*	$0.36
Fourth Quarter of 2021	$14.01	$19.05	$15.90	36.0%	13.5%	$0.36
Third Quarter of 2021	$13.92	$16.20	$15.02	16.4%	7.9%	$0.36
Second Quarter of 2021	$13.03	$16.71	$14.17	28.2%	8.7%	$0.36
First Quarter of 2021	$13.00	$15.13	$12.83	16.4%	(1.3)%	$0.36
Fourth Quarter of 2020	$12.97	$13.56	$10.49	4.5%	(19.1)%	$0.46	(4)
Third Quarter of 2020	$13.28	$12.48	$9.58	(6.0)%	(27.9)%	$0.36
Second Quarter of 2020	$13.17	$11.55	$4.69	(12.3)%	(64.4)%	$0.36
First Quarter of 2020	$12.85	$14.42	$2.90	12.2%	(77.4)%	$0.36
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
On March 1, 2022, the reported closing sales price of our common stock was $16.19 per share. As of March 1, 2022, we had 9 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.
Distributions
It is our intention to distribute all or substantially all of our taxable income earned over the course of the year. However, we may choose not to distribute all of our taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the year ended December 31, 2021, we recorded $337,000 for U.S. federal excise tax in our consolidated statements of operations. For the year ended December 31, 2021, total distributions of $1.44 per share were declared and paid. On February 22, 2022, our Board declared a first quarter 2022 dividend of $0.36 per share payable on March 31, 2022, to stockholders of record on March 15, 2022. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. While such return of capital distributions are not taxable, because they are a return of the stockholder’s investment, net of fund expenses, they reduce a stockholder’s basis in his, her, or its shares of common stock, which may result in the stockholder recognizing more taxable capital gains, or a lower capital loss, when the shares of common stock are eventually sold.
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

We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2021, 2020 and 2019, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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
Stock Performance Graph
The graph below compares the cumulative total stockholder return on our common stock from March 6, 2014 (the first day of trading following our initial public offering) to December 31, 2021, with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 6, 2014, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph also assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year, prior to any tax effect. The stock price performance included in this graph is based on historical data and is not necessarily indicative of future stock performance.
COMPARISON OF CUMULATIVE TOTAL RETURNS
For the Period from March 5, 2014 (TPVG’s IPO) to December 31, 2021

Our IPO was priced at $15.00 per share and the chart is based on what our stock price was at the end of the first trading day, which was $15.65 per share.
Sales of Unregistered Securities
During the year ended December 31, 2021, we issued a total of 140,038 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The cash paid for shares of common stock issued under our dividend reinvestment plan during the year ended December 31, 2021 was $2.0 million.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fiscal year ended December 31, 2021.
Item 6.    [Reserved]

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
•the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Adviser to attract, retain and have access to highly talented professionals, including our Adviser’s senior management team;
•our ability to maintain our qualification as a RIC and as a BDC;
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
We have seen, and may continue to see, certain of our portfolio companies experience financial distress and, depending on the duration of the COVID-19 pandemic and the extent of its disruption to operations, believe that there is an increased risk of certain of our portfolio companies defaulting on their financial obligations to us and their other capital providers. In addition, as a result of the adverse effects of the COVID-19 pandemic and the related disruption and financial distress, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. The effects of the COVID-19 pandemic have also impeded, and may continue to impede, the ability of certain of our portfolio companies to raise additional capital and/or pursue asset sales or otherwise execute strategic transactions, which could have a material adverse effect on the valuation of our investments in such companies. Portfolio companies operating in certain industries may be more susceptible to these risks than other portfolio companies in other industries in light of the effects of the COVID-19 pandemic. Some of our portfolio companies previously took steps to significantly reduce, modify, or alter business strategies and operations, and additional portfolio companies may take similar steps if subjected to prolonged and severe financial distress, which may impair their business on a permanent basis. In addition, as a result of the ongoing adverse effects of the COVID-19 pandemic, there can be no assurance that future equity rounds completed by our portfolio companies will be at levels greater than or equal to previous rounds, which may result in net unrealized depreciation on our warrant and equity portfolio in future periods.

As of December 31, 2021, we had one portfolio company in which our investment was on non-accrual status (which was generally caused by events unrelated to the COVID-19 pandemic), with an aggregate cost and fair value of $29.5 million and $11.3 million, respectively. The various effects of the COVID-19 pandemic, including those discussed above, increase the risk that we will place additional investments on non-accrual status in the future. Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or under the governing agreements for the 2025 Notes and the 2026 Notes, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Annual Report on Form 10-K under Part I, Item 1A for more information. As of December 31, 2021, we were in compliance with the asset coverage requirements under the 1940 Act and with our covenants under the Credit Facility and under the governing agreements for the 2025 Notes and the 2026 Notes.
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
Portfolio Composition, Investment Activity and Asset Quality
Portfolio Composition
We originate and invest primarily in venture growth stage companies. Companies at the venture growth stage have distinct characteristics differentiating them from venture capital-backed companies at other stages in their development lifecycle. We invest primarily in (i) growth capital loans that have a secured collateral position and that are generally used by venture growth stage companies to finance their continued expansion and growth, (ii) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission-critical equipment, (iii) on a select basis, revolving loans that have a secured collateral position and that are typically used by venture growth stage companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or the equivalent and (iv) direct equity investments in venture growth stage companies. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments as part of the transaction that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns.
As of December 31, 2021, we had 246 investments in 91 companies. Our investments included 107 debt investments, 92 warrant investments, and 47 direct equity and related investments. As of December 31, 2021, the aggregate cost and fair value of these investments were $837.8 million and $865.3 million, respectively. As of December 31, 2021, 10 of our portfolio companies were publicly traded. As of December 31, 2021, the 107 debt investments had an aggregate fair value of $757.2 million and a weighted average loan to enterprise value ratio at the time of underwriting of 7.7%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of December 31, 2021 and 2020:

	December 31, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$774,652	$757,222	$(17,430)	107	49
Warrant investments	25,597	51,756	26,159	92	81
Equity investments	37,600	56,362	18,762	47	40
Total Investments in Portfolio Companies	$837,849	$865,340	$27,491	246	91	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2020
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$613,345	$583,335	$(30,010)	94	33
Warrant investments	20,525	24,231	3,706	75	64
Equity investments	28,553	26,213	(2,340)	26	24
Total Investments in Portfolio Companies	$662,423	$633,779	$(28,644)	195	69	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2021 and 2020:

	December 31, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$114,109	13.2%
E-Commerce - Clothing and Accessories	111,941	12.9
Consumer Products and Services	78,826	9.1
Financial Institution and Services	71,673	8.3
Household & Office Goods	42,470	4.9
Other Financial Services	40,474	4.7
Real Estate Services	38,651	4.5
Security Services	38,282	4.4
Healthcare Technology Systems	37,418	4.3
Network Systems Management Software	37,283	4.3
Travel & Leisure	31,686	3.7
Entertainment	30,881	3.6
Consumer Non-Durables	30,531	3.5
Shopping Facilitators	27,642	3.2
Business Products and Services	22,940	2.7
Business/Productivity Software	17,393	2.0
Consumer Finance	17,345	2.0
Food & Drug	17,316	2.0
Multimedia and Design Software	15,619	1.8
E-Commerce - Personal Goods	15,091	1.7
Database Software	12,876	1.5
Computer Hardware	7,944	0.9
Consumer Retail	2,680	0.3
Communications Software	2,000	0.2
General Media and Content	1,092	0.1
Educational/Training Software	252	*
Commercial Services	238	*
Conferencing Equipment / Services	205	*
Social/Platform Software	151	*
Business to Business Marketplace	144	*
Transportation	111	*
Healthcare Services	61	*
Advertising / Marketing	13	*
Building Materials/Construction Machinery	2	*
Medical Software and Information Services	—	*
Total portfolio company investments	$865,340	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.

	December 31, 2020
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$74,623	11.8%
E-Commerce - Clothing and Accessories	54,678	8.6
Healthcare Technology Systems	42,120	6.6
Consumer Products and Services	40,730	6.4
Network Systems Management Software	39,859	6.3
Financial Institution and Services	39,037	6.2
Entertainment	38,636	6.1
Consumer Non-Durables	33,384	5.3
Security Services	30,459	4.8
Household & Office Goods	30,447	4.8
Social/Platform Software	30,412	4.8
Travel & Leisure	30,028	4.7
Shopping Facilitators	24,833	3.9
Real Estate Services	23,887	3.8
Other Financial Services	19,198	3.0
Food & Drug	15,720	2.5
Multimedia and Design Software	15,082	2.4
Buildings and Property	15,000	2.4
E-Commerce - Personal Goods	13,892	2.2
Commercial Services	10,181	1.6
Consumer Finance	6,150	1.0
Communications Software	2,000	0.3
Consumer Retail	1,346	0.2
General Media and Content	1,092	0.2
Educational/Training Software	441	0.1
Conferencing Equipment / Services	205	*
Business to Business Marketplace	200	*
Building Materials/Construction Machinery	71	*
Transportation	55	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	—
Total portfolio company investments	$633,779	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments.
The following table shows the financing product type of our debt investments as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$752,268	99.4%	$574,414	98.4%
Revolver loans	4,029	0.5	8,627	1.5
Convertible notes	925	0.1	294	0.1
Total debt investments	$757,222	100.0%	$583,335	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 26.2% and 30.6% of our debt investments at fair value as of December 31, 2021 and 2020, respectively.

Investment Activity
During the year ended December 31, 2021, we entered into commitments with 27 new portfolio companies and seven existing portfolio companies totaling $541.5 million, funded debt investments to 39 portfolio companies for $411.0 million in principal value, acquired warrant investments representing $8.5 million of value, and made equity investments of $5.2 million. Debt investments funded during the year ended December 31, 2021 carried a weighted average annualized portfolio yield of 13.5% at origination.
During the year ended December 31, 2020, we entered into commitments with 11 new portfolio companies and 12 existing portfolio companies totaling $276.7 million, funded debt investments to 24 portfolio companies for $204.6 million in principal value, acquired warrant investments representing $3.8 million of value, and made equity investments of $2.3 million and sold equity in two portfolio companies for $29.9 million. Debt investments funded during the year ended December 31, 2020 carried a weighted average annualized portfolio yield of 13.5% at origination.
During the year ended December 31, 2021, we received $160.9 million of principal prepayments and $61.9 million of scheduled principal amortization.
During the year ended December 31, 2020, we received $138.1 million of principal prepayments, $17.0 million of early repayments, and $48.3 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
(in thousands)	2021	2020
Beginning portfolio at fair value	$633,779	$653,129
New debt investments, net(1)	401,095	200,068
Scheduled principal amortization	(61,892)	(48,262)
Principal prepayments and early repayments	(160,939)	(155,116)
Amortization and accretion of premiums and discounts, net and end-of term payments	8,050	14,795
Payment-in-kind coupon	7,977	8,139
New warrant investments	8,534	3,757
New equity investments	7,737	2,315
Proceeds from dispositions of investments	(15,511)	(32,926)
Net realized gains (losses) on investments	(19,626)	8,978
Net change in unrealized gains (losses) on investments	56,136	(21,098)
Ending portfolio at fair value	$865,340	$633,779
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
The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the years ended December 31, 2021 and 2020:

Commitments and Fundings (in thousands)	For the Year Ended December 31,
	2021	2020
Debt Commitments
New portfolio companies	$442,145	$134,500
Existing portfolio companies	99,366	142,181
Total(1)	$541,511	$276,681

Funded Debt Investments	$411,007	$204,626

Equity Investments	$5,151	$2,315

Non-Binding Term Sheets	$1,471,406	$490,256
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2021, we did not have any backlog of potential future commitments. As of December 31, 2020, this backlog of potential future commitments totaled $20.8 million.

Asset Quality
Consistent with TPC’s existing policies, our Adviser maintains a credit watch list which places borrowers into five risk categories based on our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White (2).	Contact portfolio company periodically; in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.	Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$166,091	21.9%	8	$74,276	12.7%	5
White (2)	538,167	71.1	38	413,193	70.8	24
Yellow (3)	41,628	5.5	2	59,489	10.2	2
Orange (4)	11,336	1.5	1	21,377	3.7	1
Red (5)	—	—	—	15,000	2.6	1
	$757,222	100.0%	49	$583,335	100.0%	33
As of December 31, 2021, the weighted average investment ranking of our debt investment portfolio was 1.87. During the three months ended December 31, 2021, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: five portfolio companies with an aggregate principal balance of $122.5 million were upgraded from White (2) to Clear (1); and two portfolio companies with an aggregate principal balance of $41.7 million were downgraded from White (2) to Yellow (3).
As of December 31, 2020, the weighted average investment ranking of our debt investment portfolio was 2.13. During the three months ended December 31, 2020, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $25.0 million was upgraded from White (2) to Clear (1); one portfolio company with a principal balance of $21.4 million was upgraded from Yellow (3) to White (2); one portfolio company with a principal balance of $10.0 million was removed from Yellow (3) as a result of prepayment in full; one portfolio company with a principal balance of $25.0 million was downgraded from White (2) to Yellow (3); and one portfolio company with a principal balance of $29.5 million was downgraded from Yellow (3) to Red (5).
Results of Operations
Set forth below is a comparison of the results of operations for the years ended December 31, 2021 and 2020. The comparison of the fiscal years ended December 31, 2020 and 2019 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2020, which is incorporated herein by reference.
Comparison of operating results for the years ended December 31, 2021 and 2020
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the year ended December 31, 2021, our net increase in net assets resulting from operations was $76.6 million, which was comprised of $41.1 million of net investment income and $35.5 million of net realized and unrealized gains. On a per share basis for the year ended December 31, 2021, net investment income was $1.33 per share and the net increase in net assets from operations was $2.47 per share.

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
Investment Income
For the year ended December 31, 2021, total investment income was $87.4 million as compared to $91.2 million for the year ended December 31, 2020. The decrease in total investment income for the year ended December 31, 2021, as compared to 2020, is primarily due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio, partially offset by increased prepayment activity.
For the year ended December 31, 2021, we recognized $4.6 million in other income consisting of $1.0 million due to the termination or expiration of unfunded commitments, and $3.6 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the year ended December 31, 2020, we recognized $2.6 million in other income consisting of $1.4 million due to the termination or expiration of unfunded commitments, and $1.2 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
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
For the year ended December 31, 2021, total operating expenses were $46.3 million as compared to $43.3 million for the year ended December 31, 2020.
Base management fees totaled $12.5 million and $12.4 million for the years ended December 31, 2021 and 2020, respectively. Base management fees for the year ended December 31, 2021, as compared to December 31, 2020, increased primarily due to an increase in average assets during the applicable periods used in the calculation.
Income incentive fees totaled $10.3 million and $8.7 million for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2020, our income incentive fee was reduced by $2.6 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of $2.6 million in net investment income.
There was no capital gains incentive fee expense for the years ended December 31, 2021 and 2020.
Interest expense and amortization of fees for the years ended December 31, 2021 and 2020 totaled $17.4 million and $15.5 million, respectively. Interest expense and amortization of fees for the year ended December 31, 2021, as compared to December 31, 2020, increased due to the issuance of the 2026 Notes, partially offset by a lower weighted-average outstanding principal balance under the Credit Facility as well as the redemption of the entire outstanding aggregate principal amount of our 5.75% notes due 2022 (the “2022 Notes”).
Administration agreement and general and administrative expenses totaled $6.1 million and $6.7 million for the years ended December 31, 2021 and 2020, respectively. The decrease for the year ended December 31, 2021, as compared to December 31, 2020, was primarily due to a lower allocation of administration expenses under the Administration Agreement as well as lower third-party expenses.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the year ended December 31, 2021, we recognized net realized losses of $20.0 million, consisting primarily of $15.6 million of realized losses from the sale of our investment in Knotel, Inc., which was rated Red (5) on our credit watch list, and its removal from our investment portfolio, a $2.1 million realized loss from the write-off of an equity investment, $2.2 million of realized losses from the termination of warrants, and $0.1 million of other net realized losses.
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

Net change in unrealized gains during the year ended December 31, 2021 was $56.1 million, resulting primarily from $41.2 million of net unrealized gains from fair value adjustments on our warrant and equity portfolio, the reversal and recognition of $15.6 million of previously recorded unrealized losses associated with Knotel, Inc., and the reversal of $2.8 million of previously recorded net unrealized losses on other investments realized during the period, partially offset by $3.5 million of net unrealized losses on our debt investment portfolio resulting from fair value adjustments.
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
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the years ended December 31, 2021 and 2020, interest income totaled $82.8 million and $88.6 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 13.7% and 13.8%, respectively.
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
The yield on our total debt portfolio, excluding the impact of prepayments, was 12.1% and 12.5% for the years ended December 31, 2021 and 2020, respectively.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio for the periods presented, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Year Ended December 31,
	2021	2020
Weighted average annualized portfolio yield on total debt investments(2)	13.7%	13.8%
Coupon income	9.7%	9.8%
Accretion of discount	0.9%	1.0%
Accretion of end-of-term payments	1.5%	1.7%
Impact of prepayments during the period	1.6%	1.3%
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

For the year ended December 31, 2021, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 19.9% and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 52.8%. For the year ended December 31, 2020, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 14.2% and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 7.7%.
The table below shows our return on average total assets and return on average NAV for the years ended December 31, 2021 and 2020:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Year Ended December 31,
	2021	2020
Net investment income	$41,104	$47,854
Net increase (decrease) in net assets	$76,558	$35,307

Average net asset value(1)	$407,195	$408,182
Average total assets(1)	$723,870	$706,019

Net investment income to average net asset value	10.1%	11.7%
Net increase (decrease) in net assets to average net asset value	18.8%	8.6%

Net investment income to average total assets	5.7%	6.8%
Net increase (decrease) in net assets to average total assets	10.6%	5.0%
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
Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our investment portfolio, including our investment valuation policy (which has been approved by the Board), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with the risks described under “Risk Factors” in this Annual Report on Form 10-K under Part I, Item 1A.
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
As of December 31, 2021, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented approximately 93.3% of our total assets, as compared to approximately 92.7% of our total assets as of December 31, 2020.
See “Note 4. Investments” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our valuation process.

Liquidity and Capital Resources
Set forth below is a discussion of our liquidity and capital resources as of and for the years ended December 31, 2021 and 2020. A discussion of our liquidity and capital resources as of and for the year ended December 31, 2019 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which is incorporated herein by reference.
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
Cash Flows
During the year ended December 31, 2021, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $144.7 million, and net cash provided by financing activities was $159.1 million due primarily to the issuance of the 2026 Notes, and net borrowings under the Credit Facility of $82.0 million, partially offset by the redemption of the 2022 Notes and $45.6 million in distributions paid. As of December 31, 2021, cash and cash equivalents, including restricted cash, was $59.1 million.
During the year ended December 31, 2020, net cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $60.6 million, and net cash used in financing activities was $42.3 million due to net repayments under the Credit Facility of $144.3 million, $42.5 million in distributions paid, and $2.8 million of deferred Credit Facility costs, partially offset by net proceeds received from our January 2020 public follow-on offering of common stock and the issuance of the 2025 Notes in March 2020. As of December 31, 2020, cash and cash equivalents, including restricted cash, was $44.7 million.
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
Credit Facility
As of December 31, 2021, we had $350 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on November 30, 2022, and the maturity date of the Credit Facility is May 31, 2024 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of December 31, 2021 and 2020, we had outstanding borrowings of $200.0 million and $118.0 million, respectively, under the Credit Facility, excluding deferred credit facility costs of $2.2 million and $3.2 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $150.0 million and $207.0 million of remaining capacity on our Credit Facility as of December 31, 2021 and 2020, respectively.
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
As of December 31, 2021 and 2020, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.3 million and $69.1 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2025 Notes.
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
As of December 31, 2021, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $198.2 million. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.
Adviser Revolver
On May 6, 2020, we entered into an unsecured revolving loan agreement (the “Adviser Revolver”) with the Adviser, which had a maximum credit limit of $50.0 million. The Adviser Revolver expired on December 31, 2020 without us having drawn or otherwise borrowed any amounts thereunder.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2021, our asset coverage for borrowed amounts was 192%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of December 31, 2021:

Payments Due By Period (in thousands)	December 31, 2021
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$200,000	$—	$200,000	$—	$—
2025 Notes	70,000	—	—	70,000	—
2026 Notes	200,000	—	—	200,000	—
Total	$470,000	$—	$200,000	$270,000	$—

Senior Securities
    Information about our senior securities is shown in the following table as of each of the years ended December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014. The report of Deloitte & Touche LLP, an independent registered public accounting firm, on the Senior Securities table as of December 31, 2021, is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility
As of December 31, 2021	$200,000	$4.52	—	N/A
As of December 31, 2020	$118,000	$5.62	—	N/A
As of December 31, 2019	$262,300	$2.55	—	N/A
As of December 31, 2018	$23,000	$18.79	—	N/A
As of December 31, 2017	$67,000	$5.62	—	N/A
As of December 31, 2016	$115,000	$3.34	—	N/A
As of December 31, 2015	$18,000	$16.81	—	N/A
As of December 31, 2014	$118,000	$2.23	—	N/A
6.75% Notes due 2020
As of December 31, 2021	$—	$—	—	N/A
As of December 31, 2020	$—	$—	—	N/A
As of December 31, 2019	$—	$—	—	N/A
As of December 31, 2018	$—	$—	—	N/A
As of December 31, 2017	$—	$—	—	N/A
As of December 31, 2016(5)	$54,625	$7.03	—	$25.25
As of December 31, 2015(5)	$54,625	$5.54	—	$25.13
5.75% Notes due 2022
As of December 31, 2021(5)	$—	$—	—	N/A
As of December 31, 2020(5)	$74,750	$8.87	—	$24.37
As of December 31, 2019(5)	$74,750	$8.96	—	$25.60
As of December 31, 2018(5)	$74,750	$5.78	—	$25.24
As of December 31, 2017(5)	$74,750	$5.04	—	$25.46
4.50% Notes due 2025
As of December 31, 2021(5)	$70,000	$12.92	—	N/A
As of December 31, 2020(5)	$70,000	$9.47	—	N/A
4.50% Notes due 2026
As of December 31, 2021(5)	$200,000	$4.52	—	N/A
Total Senior Securities
As of December 31, 2021	$470,000	$1.92	—	N/A
As of December 31, 2020	$262,750	$2.52	—	N/A
As of December 31, 2019	$337,050	$1.99	—	N/A
As of December 31, 2018	$97,750	$4.42	—	N/A
As of December 31, 2017	$141,750	$2.66	—	N/A
As of December 31, 2016	$169,625	$2.26	—	N/A
As of December 31, 2015	$72,625	$4.17	—	N/A
As of December 31, 2014	$118,000	$2.23	—	N/A
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
(4)Not applicable for the Credit Facility, the 2025 Notes and the 2026 Notes as they are not registered for public trading. For the 6.75% Notes due 2020 (the “2020 Notes”), the amounts represent the average of the daily closing prices on the NYSE for the year ended December 31, 2016 and for the period from August 4, 2015 (date of issuance) through December 31, 2015. For the 2022 Notes, the amount represents the average of the daily closing prices on the NYSE for the years ended December 31, 2020, 2019, and 2018, and the period from July 14, 2017 (date of issuance) through December 31, 2017.
(5)The 2020 Notes, the 2022 Notes, the 2025 Notes and the 2026 Notes are disclosed at the aggregate principal amount outstanding.

Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2021 and 2020, our unfunded commitments totaled $191.7 million and $132.3 million, respectively, of which $50.3 million and $17.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of December 31, 2021 and 2020:

Unfunded Commitments(1) (in thousands)	December 31, 2021	December 31, 2020
Tempo Interactive Inc.	$25,000	$—
The Pill Club Holdings, Inc.	20,000	—
Arcadia Power, Inc.	18,000	—
Good Eggs, Inc.	14,000	—
Forum Brands, LLC	12,951	—
RenoRun US Inc.	12,750	—
Savage X, Inc.	12,000	4,000
Activehours, Inc. (d/b/a Earnin)	10,000	9,000
Homeward, Inc.	10,000	—
Merama Inc.	9,718	—
Curology, Inc.	9,000	9,000
Demain ES (d/b/a Luko)	7,940	—
True Footage Inc.	5,695	—
Don't Run Out, Inc.	5,000	—
Thingy Thing Inc.	2,000	—
JOKR S.à r.l.	1,496	—
FlashParking, Inc.	3,837	—
Narvar, Inc.	3,750	3,750
Trendly, Inc.	3,000	—
Sonder USA, Inc.	3,000	3,000
VanMoof Global Holding B.V.	2,025	—
Alyk, Inc.	500	—
Farmer's Business Network, Inc.	—	20,000
Capsule Corp.	—	15,000
HomeLight, Inc.	—	14,000
Grove Collaborative, Inc.	—	11,000
OfferUp Inc.	—	10,000
Clutter Inc.	—	9,000
TFG Holding, Inc.	—	7,000
Imperfect Foods, Inc.	—	6,000
Dialpad, Inc.	—	5,000
Envoy, Inc.	—	4,000
Hello Digit, Inc.	—	2,500
Total	$191,662	$132,250
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of December 31, 2021 and 2020:

Unfunded Commitments(1) (in thousands)	December 31, 2021	December 31, 2020
Dependent on milestones	$50,250	$17,500
Expiring during:
2021	$—	$122,250
2022	131,429	7,000
2023	50,233	—
2024	10,000	3,000
Total	$191,662	$132,250
_______________
(1)Does not include backlog of potential future commitments.

As of December 31, 2021, our unfunded commitments to 22 companies totaled $191.7 million. During the year ended December 31, 2021, $91.8 million in unfunded commitments expired or were terminated.
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of December 31, 2021 and 2020, the fair value for these unfunded commitments totaled $3.2 million and $1.7 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
Distributions
We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2021 and 2020, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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

The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to December 31, 2021. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36	(3)
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
			Total cash distributions	$11.50
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.
(3)Includes approximately $0.16 per share sourced from long-term capital gains. The Company initially estimated that the December 15, 2021 dividend payment had been sourced in part from long-term capital gains and that no portion of the September 15, 2021 dividend had been sourced from long-term capital gains. However, upon subsequent review, the Company has determined that the entirety of the December 15, 2021 dividend was sourced from ordinary income and that approximately $0.16 per share of the September 15, 2021 dividend was sourced from long-term capital gains.
For the year ended December 31, 2021, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 68.2% of total distributions paid. As of December 31, 2021, we estimated that we had undistributed taxable earnings from net investment income (or “Spillover Income”) of $12.4 million, or $0.40 per share.

Recent Accounting Pronouncements
In January 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of LIBOR; regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. The adoption of these rules did not have a material impact on the consolidated financial statements.
Recent Developments
Distribution
On February 22, 2022, the Board declared a $0.36 per share regular quarterly distribution, payable on March 31, 2022 to stockholders of record on March 15, 2022.
Recent Portfolio Activity
From January 1, 2022 through March 1, 2022, we closed $27.7 million of additional debt commitments and funded $10.2 million in new investments. TPC’s direct originations platform entered into $432.3 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From January 1, 2022 through March 1, 2022, we received $89.0 million of principal prepayments, which included principal prepayments from Casper Sleep Inc., Sonder Holdings Inc. and Virtual Instruments Corporation, generating over $3.0 million of accelerated income.
Issuance of 5.00% Series 2022A Senior Notes Due 2027
On February 28, 2022, we issued $125,000,000 in aggregate principal amount of our 5.00% Series 2022A Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes were issued in a private placement to certain qualified institutional investors, pursuant to the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes bear a fixed interest rate of 5.00% per year and will mature on February 28, 2027, unless redeemed, purchased or prepaid by us prior to such date in accordance with their terms. In the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
Interest on the 2027 Notes will be due semiannually on February 28 and August 28 each year, beginning on August 28, 2022. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us; provided, however, in the event that we create, incur, assume or permit to exist liens on or with respect to any of our property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes, the 2026 Notes and the 2025 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2026 Notes and the 2025 Notes.
The 2027 Notes were offered in reliance on Section 4(a)(2) of Securities Act. The 2027 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
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
Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. Our investment income will be affected by changes in various interest rates or reference rates to the extent that any debt investments include floating interest rates. Debt investments are made with either floating rates that are subject to contractual minimum interest rates for the term of the investment or fixed interest rates.
A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the Prime Rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
As of December 31, 2021, approximately 52.1%, or $407.3 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it goes above the interest rate floor; however, our 2025 Notes and 2026 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement (as modified by the First Supplement with respect to the 2026 Notes)) occurs).
As of December 31, 2021, our floating rate borrowings totaled $200.0 million, which represented 42.6% of our outstanding debt. Due to the fact that all of our floating rate debt investments as of December 31, 2021 were subject to interest rate floors set at or above the current Prime Rate, and our Credit Facility is subject to an interest rate floor above the current rate, increases in rates would increase our net investment income as the rate tied to our interest expense is currently below the contractual floor. Similarly, a decrease in rates would not impact our net investment income due to the current contractual interest rate floors included in our floating rate debt investments and our Credit Facility being set at or about the current Prime Rate and LIBOR, respectively. This is illustrated in the following table which shows the annual impact on net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2021 consolidated statements of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$10,563	$(5,406)	$5,157
Up 200 basis points	$6,524	$(3,406)	$3,118
Up 100 basis points	$3,207	$(1,406)	$1,801
Up 50 basis points	$1,604	$(406)	$1,198
Down 50 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 300 basis points	$—	$—	$—
This analysis is indicative of the potential impact on our investment income as of December 31, 2021, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2021, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of December 31, 2021, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

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

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
TriplePoint Venture Growth BDC Corp.
Menlo Park, California
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Venture Growth BDC Corp. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, the consolidated financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the consolidated financial statements and consolidated financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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
The Company held investments classified as Level 3 investments under Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820.” These investments include growth capital loans, revolving loans, and not publicly traded investments in venture growth stage companies. The valuation techniques which are used by management and approved by the valuation committee in estimating the fair value of these investments vary and certain significant inputs used were unobservable. Unobservable inputs are those for which market data are not available and that are developed using the most relevant information about the assumptions market participants would use when pricing an investment. The fair value of the Company’s Level 3 investments was $852,920 thousands as of December 31, 2021.
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
March 2, 2022
We have served as the Company’s auditor since 2013.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets
Investments at fair value (amortized cost of $837,849 and $662,423, respectively)	$865,340	$633,779
Cash and cash equivalents	51,272	38,219
Restricted cash	7,875	6,458
Deferred credit facility costs	2,170	3,152
Prepaid expenses and other assets	1,013	1,901
Total assets	$927,670	$683,509

Liabilities
Revolving Credit Facility	$200,000	$118,000
2022 Notes, net	—	73,964
2025 Notes, net	69,348	69,148
2026 Notes, net	198,155	—
Base management fee payable	3,265	3,067
Income incentive fee payable	3,227	2,782
Dividends payable	—	3,087
Other accrued expenses and liabilities	19,184	13,026
Total liabilities	$493,179	$283,074
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	310	309
Paid-in capital in excess of par value	414,218	412,514
Total distributable earnings (loss)	19,963	(12,388)
Total net assets	$434,491	$400,435
Total liabilities and net assets	$927,670	$683,509

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	31,011	30,871
Net asset value per share	$14.01	$12.97

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2021	2020	2019
Investment income
Interest income from investments	$82,829	$88,572	$70,524
Other income
Expirations / terminations of unfunded commitments	972	1,404	1,710
Other fees	3,591	1,208	1,153
Total investment and other income	87,392	91,184	73,387

Operating expenses
Base management fee	12,513	12,424	8,569
Income incentive fee	10,276	8,717	8,117
Interest expense and amortization of fees	17,373	15,494	12,405
Administration agreement expenses	2,000	2,121	1,786
General and administrative expenses	4,126	4,574	4,257
Total operating expenses	46,288	43,330	35,134

Net investment income	41,104	47,854	38,253

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	(20,001)	8,550	(621)
Net change in unrealized gains (losses) on investments	56,136	(21,097)	(5,874)
Net realized loss on extinguishment of debt	(681)	—	—
Net realized and unrealized gains (losses)	35,454	(12,547)	(6,495)

Net increase in net assets resulting from operations	$76,558	$35,307	$31,758

Basic and diluted net investment income per share	$1.33	$1.57	$1.54
Basic and diluted net increase in net assets per share	$2.47	$1.16	$1.28
Basic and diluted weighted average shares of common stock outstanding	30,936	30,566	24,844

Basic and diluted regular distributions declared per share	$1.44	$1.44	$1.44
Basic and diluted special distributions declared per share	—	0.10	—
Total basic and diluted distributions declared per share	$1.44	$1.54	$1.44

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of December 31, 2018	24,780	$248	$331,329	$2,954	$334,531
Net increase (decrease) in net assets resulting from operations	—	—	—	31,758	31,758
Distributions reinvested in common stock	143	1	1,982	—	1,983
Distributions from distributable earnings	—	—	—	(35,766)	(35,766)
Tax reclassification	—	—	(259)	259	—
Balance as of December 31, 2019	24,923	$249	$333,052	$(795)	$332,506
Net increase (decrease) in net assets resulting from operations	—	—	—	35,307	35,307
Issuance of common stock	5,750	58	78,178	—	78,236
Distributions reinvested in common stock	198	2	1,762	—	1,764
Distributions from distributable earnings	—	—	—	(47,378)	(47,378)
Tax reclassification	—	—	(478)	478	—
Balance as of December 31, 2020	30,871	$309	$412,514	$(12,388)	$400,435
Net increase (decrease) in net assets resulting from operations	—	—	—	76,558	76,558
Distributions reinvested in common stock	140	1	2,041	—	2,042
Distributions from distributable earnings	—	—	—	(44,544)	(44,544)
Tax reclassification	—	—	(337)	337	—
Balance as of December 31, 2021	31,011	$310	$414,218	$19,963	$434,491

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$76,558	$35,307	$31,758
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(417,366)	(206,140)	(417,182)
Sales (purchase) of short-term investments	—	—	19,999
Principal payments and proceeds from investments	238,342	236,304	203,039
Payment-in-kind interest on investments	(7,977)	(8,139)	(2,477)
Net change in unrealized (gains) losses on investments	(56,136)	21,097	5,874
Net realized (gains) losses on investments	20,001	(8,550)	621
Amortization and (accretion) of premiums and discounts, net	(6,554)	(3,947)	(3,601)
(Accretion) reduction of end-of-term payments, net of prepayments	(1,872)	(11,274)	(5,901)
Amortization of debt fees and issuance costs	1,955	1,863	1,572
Net realized loss on extinguishment of debt	681	—	—
Change in operating assets and liabilities:
Payable for U.S. Treasury bill assets	—	—	(19,999)
Prepaid expenses and other assets	888	1,074	(465)
Base management fee payable	198	605	737
Income incentive fee payable	445	1,420	(1,196)
Payable to directors and officers	—	(86)	22
Other accrued expenses and liabilities	6,158	4,135	(341)
Net cash (used in) provided by operating activities	(144,679)	63,669	(187,540)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	306,000	201,000	414,524
Repayments under revolving credit facility	(224,000)	(345,300)	(175,224)
Distributions paid	(45,588)	(45,615)	(33,783)
Deferred credit facility costs	(269)	(2,751)	(1,485)
Debt issuance costs 2026 Notes	(2,214)	—	—
Proceeds from issuance of 2026 Notes	200,000	—	—
Repayment of 2022 Notes	(74,750)	—	—
Debt extinguishment costs	(30)	—	—
Proceeds from issuance of 2025 Notes	—	68,997	—
Proceeds from issuance of common stock	—	78,236	—
Net cash provided by (used in) financing activities	159,149	(45,433)	204,032
Net change in cash, cash equivalents and restricted cash	14,470	18,236	16,492
Cash, cash equivalents and restricted cash at beginning of period	44,677	26,441	9,949
Cash, cash equivalents and restricted cash at end of period	$59,147	$44,677	$26,441

	For the Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$51,272	$38,219	$20,285
Restricted cash	7,875	6,458	6,156
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$59,147	$44,677	$26,441

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$13,252	$12,736	$10,320
Distributions reinvested	$2,042	$1,763	$1,984
Excise tax paid	$478	$259	$155
Supplemental Non-cash Financing Activities:
Distributions declared and payable	$—	$3,087	$—
See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	$7,000	$6,917	$6,917	12/31/2024
Envoy, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)	5/22/2020	949	976	1,023	5/31/2023
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)	3/31/2021	2,000	1,996	2,180	3/31/2024
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)	8/30/2021	2,000	1,968	2,180	8/31/2024
			4,949	4,940	5,383
Filevine, Inc.	Growth Capital Loan (6.00% interest rate, 6.00% PIK, 5.50% EOT payment)(2)	4/20/2021	23,956	23,886	23,886	4/30/2025
	Growth Capital Loan (6.00% interest rate, 6.00% PIK)(2)	9/30/2021	2,031	2,009	2,009	9/30/2025
			25,987	25,895	25,895
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	20,000	19,428	19,428	6/30/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	332	332	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	536	536	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	272	272	10/31/2023
			21,163	20,568	20,568
Hi.Q, Inc.	Growth Capital Loan (11.75% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,326	13,326	6/30/2024
	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 1.00% EOT payment)	12/31/2020	6,867	6,850	6,850	8/31/2025
			20,117	20,176	20,176
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	6/29/2018	2,208	2,416	2,418	6/30/2022
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	11/5/2019	3,367	3,428	3,442	11/30/2023
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	1/31/2020	2,177	2,212	2,222	1/31/2024
			7,752	8,056	8,082
Uniphore Technologies Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)(2)	12/22/2021	7,000	6,917	6,917	12/31/2024
	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)(2)	12/22/2021	7,000	6,917	6,917	12/31/2024
			14,000	13,834	13,834
Total Business Applications Software - 23.21%*			100,968	100,386	100,855

Business Products and Services
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)	12/30/2021	20,000	19,326	19,326	12/31/2025
RenoRun US Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)(2)	12/30/2021	2,250	2,164	2,164	12/31/2025
	Convertible Note (Prime + 4.00% interest rate, 7.25% floor, 0.00% EOT payment)(2)	12/30/2021	625	625	625	12/30/2023
			2,875	2,789	2,789
Total Business Products and Services - 5.09%*			22,875	22,115	22,115

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	$5,796	$5,679	$5,679	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	438	429	429	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	525	513	513	8/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	10/6/2021	2,430	2,361	2,361	10/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	1,578	1,529	1,529	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	4,233	4,102	4,102	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	1,414	1,364	1,364	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	540	521	521	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	95	92	92	12/31/2023
Total Business/Productivity Software - 3.82%*			17,049	16,590	16,590

Computer Hardware
Grey Orange International Inc.	Growth Capital Loan (8.25% interest rate, 3.75% EOT payment)	9/24/2021	1,333	1,313	1,313	9/30/2022
	Growth Capital Loan (10.75% interest rate, 5.25% EOT payment)	12/30/2021	6,667	6,448	6,448	6/30/2025
Total Computer Hardware - 1.79%*			8,000	7,761	7,761

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	6,000	6,026	6,026	10/31/2023
	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	9/30/2021	9,000	8,842	8,842	9/30/2024
			15,000	14,868	14,868
Thingy Thing Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	2,000	1,972	1,972	4/30/2025
Total Consumer Finance - 3.88%*			17,000	16,840	16,840

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,486	2,486	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	976	976	6/30/2025
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)	9/30/2020	19,000	19,021	19,021	9/30/2024
	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)(2)	9/30/2021	6,000	5,937	5,937	9/30/2025
			25,000	24,958	24,958
Total Consumer Non-Durables - 6.54%*			28,500	28,420	28,420

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	12/23/2020	$3,000	$3,025	$3,025	12/31/2023
	Growth Capital Loan (9.00% interest rate, 7.00% EOT payment)	3/26/2021	5,461	5,489	5,489	3/31/2024
			8,461	8,514	8,514
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)(2)	8/12/2021	6,000	5,889	5,889	8/31/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	3,350	3,385	3,385	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	6,700	6,652	6,652	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/10/2021	7,475	7,433	7,433	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/31/2021	7,475	7,423	7,423	2/28/2025
			25,000	24,893	24,893
JOKR S.à r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	3,000	2,781	2,781	11/30/2025
	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.00% EOT payment)(2)	11/2/2021	392	371	371	10/13/2022
	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.00% EOT payment)(2)	12/3/2021	112	105	105	10/13/2022
			3,504	3,257	3,257
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 11.75% EOT payment)	2/26/2019	4,000	4,269	4,269	2/29/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 10.55% EOT payment)	4/4/2019	5,000	5,311	5,311	2/29/2024
			9,000	9,580	9,580
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	9,769	9,769	5/31/2026
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	2/1/2021	8,654	8,556	8,010	1/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	5/27/2021	4,370	4,295	3,981	5/31/2025
			13,024	12,851	11,991
Total Consumer Products and Services - 17.01%*			74,989	74,753	73,893

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 6.50% floor, 3.50% EOT payment)	4/30/2021	500	512	512	4/30/2022
Total Consumer Retail - 0.12%*			500	512	512

Database Software
Sisense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)(2)	12/28/2021	13,000	12,686	12,686	6/30/2024
Total Database Software - 2.92%*			13,000	12,686	12,686

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.50% EOT payment)	9/29/2021	$29,000	$28,493	$28,493	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	15,000	15,028	15,028	3/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)(2)	12/30/2021	2,500	2,392	2,392	6/30/2025
			17,500	17,420	17,420
Outfittery GMBH(1)(3)	Growth Capital Loan (5.50% interest rate, 5.50% PIK, 9.00% EOT payment)(2)	1/8/2021	19,825	20,686	19,981	1/1/2024
	Revolver (4.50% interest rate, 4.50% PIK, 5.00% EOT payment)(2)	3/5/2020	3,448	3,507	3,553	1/1/2024
			23,273	24,193	23,534
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	10,500	10,396	10,396	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	7,000	6,687	6,687	12/31/2024
			17,500	17,083	17,083
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	19,500	19,303	19,303	11/30/2024
Total E-Commerce - Clothing and Accessories - 24.36%*			106,773	106,492	105,833

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	4,168	4,107	4,147	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	1,951	1,916	1,935	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	4,163	4,076	4,118	8/31/2024
Total E-Commerce - Personal Goods - 2.35%*			10,282	10,099	10,200

Entertainment
Luminary Roli Limited(1)(3)(7)(13)	Growth Capital Loan(2)	8/31/2021	35,491	29,530	11,336	8/31/2026
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest rate)(2)	6/25/2014	16,163	16,125	15,916	6/30/2022
	Growth Capital Loan (9.00% PIK interest rate)(2)	3/17/2020	1,177	1,177	1,138	3/31/2023
	Growth Capital Loan (9.00% PIK interest rate)(2)	12/21/2020	1,098	1,098	1,040	12/31/2023
			18,438	18,400	18,094
Total Entertainment - 6.77%*			53,929	47,930	29,430

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (8.00% interest rate)(2)	12/31/2020	32,349	31,540	31,540	12/31/2025
Total Financial Institution and Services - 7.26%*			32,349	31,540	31,540

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	15,000	15,005	15,005	12/31/2024
Total Food & Drug - 3.45%*			15,000	15,005	15,005

Healthcare Technology Systems
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,974	4,974	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,974	4,974	12/31/2023
			10,000	9,948	9,948
Nurx Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 7.75% EOT payment)	11/5/2019	13,468	14,297	14,297	11/30/2023
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/31/2020	10,000	10,069	10,069	12/31/2025
			23,468	24,366	24,366
Total Healthcare Technology Systems - 7.90%*			33,468	34,314	34,314

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Household & Office Goods
Casper Sleep Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 12.50% floor, 7.50% EOT payment)	8/9/2019	$15,000	$15,434	$16,283	8/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 11.25% floor, 6.25% EOT payment)	11/1/2019	15,000	15,539	16,072	10/31/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 10.00% EOT payment)	11/22/2021	9,000	9,092	9,876	6/13/2022
Total Household & Office Goods - 9.72%*			39,000	40,065	42,231

Multimedia and Design Software
Pencil and Pixel, Inc.	Growth Capital Loan (11.75% interest rate, 7.00% EOT payment)	3/20/2020	10,000	10,316	10,316	3/31/2024
	Growth Capital Loan (10.25% interest rate, 6.25% EOT payment)(2)	12/31/2020	5,000	5,015	5,015	12/31/2024
Total Multimedia and Design Software - 3.53%*			15,000	15,331	15,331

Network Systems Management Software
Virtual Instruments Corporation	Growth Capital Loan (12.00% interest rate)	4/4/2016	2,065	2,065	2,082	4/4/2022
	Growth Capital Loan (5.00% PIK interest rate)(2)	8/7/2018	33,587	33,587	33,700	4/4/2022
Total Network Systems Management Software - 8.24%*			35,652	35,652	35,782

Other Financial Services
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,832	6,560	3/8/2031
N26 GmbH(1)(3)	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 4.00% EOT payment)(2)	9/14/2021	26,667	26,509	25,450	9/30/2022
Total Other Financial Services - 7.37%*			33,702	33,341	32,010

Real Estate Services
Demain ES (d/b/a Luko)(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	4,535	4,375	4,376	12/28/2024
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	5,669	5,469	5,471	12/28/2024
			10,204	9,844	9,847
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)(2)	12/30/2021	10,000	9,717	9,717	6/30/2024
Sonder USA, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.25% EOT payment)	12/28/2018	5,407	6,352	6,511	6/30/2022
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	3,893	3,991	4,283	3/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	1,557	1,591	1,713	3/31/2024
			10,857	11,934	12,507
True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	244	244	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	779	779	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	214	214	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	102	102	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	428	428	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	203	203	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	146	146	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,336	1,336	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	740	740	12/31/2024
			4,305	4,192	4,192
Total Real Estate Services - 8.35%*			35,366	35,687	36,263

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Security Services
ForgeRock, Inc.	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	3/27/2019	$10,000	$10,367	$10,522	9/30/2025
	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	9/30/2019	10,000	10,261	10,423	12/31/2025
	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	12/23/2019	10,000	10,220	10,381	12/31/2025
Total Security Services - 7.21%*			30,000	30,848	31,326

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	12/30/2021	27,500	27,335	27,335	6/30/2024
Total Shopping Facilitators - 6.29%*			27,500	27,335	27,335

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	20,496	20,496	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	10,154	10,154	3/31/2024
	Convertible Note (5.00% interest rate)(2)	8/11/2020	300	300	300	2/11/2023
Total Travel & Leisure - 7.12%*			30,300	30,950	30,950

Total Debt Investments - 174.28%*			$781,202	$774,652	$757,222

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Building Materials/Construction Machinery
View, Inc.	Common Stock(2)	6/13/2017	105,682	500	2
Total Building Materials/Construction Machinery - 0.00%*				500	2

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock	7/6/2021	9,457	556	654
Total Business/Productivity Software - 0.15%*				556	654

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	138
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	117
Envoy, Inc.	Preferred Stock	5/8/2020	35,893	82	401
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	1,086
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	229
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	810
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	886
	Preferred Stock	12/31/2020	36,498	45	38
				241	924
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	456
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018	—	213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	34
Total Business Applications Software - 1.73%*				3,797	7,528

Business Products and Services
Cart.com, Inc.	Common Stock	12/30/2021	32,731	477	477
RenoRun Inc.(1)(3)	Preferred Stock(2)	12/30/2021	15,906	348	348
Total Business Products and Services - 0.19%*				825	825

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	33
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.03%*				120	144

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	188
Total Commercial Services - 0.04%*				188	188

Computer Hardware
Grey Orange International Inc.	Preferred Stock	3/16/2021	27,878	183	183
Total Computer Hardware - 0.04%*				183	183

Conferencing Equipment / Services
Fuze, Inc. (f/k/a Thinking Phone Networks, Inc.)	Preferred Stock(2)	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.05%*				670	205

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock	10/8/2020	86,268	$226	$317
Thingy Thing Inc.	Preferred Stock	10/21/2021	5,855	17	17
Total Consumer Finance - 0.08%*				243	334

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	21
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	14
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Preferred Stock(2)	11/27/2019	98,723	73	287
Imperfect Foods, Inc.	Preferred Stock(2)	6/6/2019	49,709	189	321
	Common Stock	9/30/2020	48,391	208	411
				397	732
Total Consumer Non-Durables - 0.24%*				505	1,054

Consumer Products and Services
Clutter Inc.	Preferred Stock(2)	10/18/2018	77,434	363	567
	Preferred Stock	9/30/2020	29,473	169	169
				532	736
Good Eggs, Inc.	Preferred Stock(2)	8/12/2021	495,186	124	238
Hydrow, Inc.	Common Stock(2)	2/9/2021	103,267	143	332
Hydrow, Inc.	Preferred Stock(2)	8/6/2021	53,903	89	109
				232	441
JOKR S.à r.l.(1)(3)	Preferred Stock	10/14/2021	10,663	273	273
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	15
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	143	84
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	139
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	2/1/2021	704,689	145	424
Total Consumer Products and Services - 0.78%*				2,412	3,370

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	127
Savage X, Inc.	Preferred Stock	4/7/2020	28,977	471	803
Total Consumer Retail - 0.21%*				639	930

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021	—	190	190
Total Database Software - 0.04%*				190	190

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	881
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	586
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017	—	1,850	2,203
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	211
	Common Stock(2)	11/25/2015	149,203	1,081	533
				1,294	744
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock	11/30/2020	163,807	580	599
Trendly, Inc.	Preferred Stock	5/27/2021	498,110	299	299
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018	—	39	57
Total E-Commerce - Clothing and Accessories - 1.25%*				5,559	5,439

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	4/2/2018	264,140	$219	$1,305
	Preferred Stock(2)	5/22/2019	109,114	228	347
				447	1,652
Merama Inc.	Preferred Stock	4/28/2021	191,274	406	1,570
Total E-Commerce - Personal Goods - 0.74%*				853	3,222

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	274
Total Entertainment - 0.06%*				922	274

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	220
Revolut Ltd(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	2,366
	Preferred Stock(2)	10/29/2019	7,945	324	2,425
				364	4,791
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,288	382	6,791
	Preferred Stock(2)	12/23/2015	46,548	136	2,253
				518	9,044
Total Financial Institution and Services - 3.44%*				2,112	14,964

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	437	1,177
	Cash Exit Fee(5)	12/28/2018	—	129	245
Total Food & Drug - 0.33%*				566	1,422

General Media and Content
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	625	1,092
Total General Media and Content - 0.25%*				625	1,092

Healthcare Services
The Pill Club Holdings, Inc.	Common Stock(2)	12/31/2021	152,422	61	61
Total Healthcare Services - 0.01%*				61	61

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	43
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	542
Nurx Inc.	Preferred Stock	8/19/2019	170,716	270	372
Total Healthcare Technology Systems - 0.22%*				523	957

Household & Office Goods
Casper Sleep Inc.	Preferred Stock	3/1/2019	21,736	240	—
Total Household & Office Goods - 0.00%*				240	—

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Pencil and Pixel, Inc.	Preferred Stock	2/28/2020	179,211	199	288
Total Multimedia and Design Software - 0.07%*				199	288

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	$54	$103
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	332
Total Network Systems Management Software - 0.10%*				186	435

Other Financial Services
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	573
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	310
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	744,225	223	4,197
Total Other Financial Services - 1.17%*				708	5,080

Real Estate Services
Demain ES (d/b/a Luko)(1)(3)	Preferred Stock(2)	12/23/2021	4,787	237	237
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	369
	Preferred Stock(2)	11/5/2020	55,326	76	292
				120	661
Homeward, Inc.	Preferred Stock(2)	12/10/2021	71,816	278	278
Sonder Holdings Inc.	Preferred Stock	12/28/2018	136,511	232	743
	Preferred Stock	3/4/2020	14,291	42	56
				274	799
True Footage Inc.	Preferred Stock	11/24/2021	55,098	75	75
Total Real Estate Services - 0.47%*				984	2,050

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	12/30/2021	36,450	169	169
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.07%*				211	307

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.03%*				281	151

Transportation
Bird Global, Inc. (f/k/a Bird Rides, Inc.)	Preferred Stock(2)	4/18/2019	59,908	193	111
Total Transportation - 0.03%*				193	111

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	362	238
Inspirato LLC	Preferred Units(2)	4/25/2013	1,994	37	45
Total Travel & Leisure - 0.07%*				399	283

Total Warrant Investments - 11.91%*				$25,597	$51,756

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$167
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	250	356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	158
Envoy, Inc.	Preferred Stock(2)	12/30/2021	21,216	667	667
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	264
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Toast, Inc.	Preferred Stock(2)	2/1/2018	128,379	27	4,011
Total Business Applications Software - 1.32%*				1,498	5,726

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	149
Total Business/Productivity Software - 0.03%*				150	149

Communications Software
Pluribus Networks, Inc.	Preferred Stock(2)	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.46%*				2,000	2,000

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	171
Total Consumer Finance - 0.04%*				150	171

Consumer Products and Services
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,796	187	187
Total Consumer Products and Services - 0.04%*				187	187

Commercial Services
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.01%*				50	50

Consumer Non-Durables
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Common Stock(2)(10)	4/29/2019	78,935	500	517
Imperfect Foods, Inc.	Preferred Stock(2)	1/29/2021	35,649	500	540
Total Consumer Non-Durables - 0.24%*				1,000	1,057

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	550
	Preferred Stock(2)	3/19/2021	46,456	335	381
				668	931
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	140,059	420	445
Total Consumer Products and Services - 0.32%*				1,088	1,376

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	738
	Preferred Stock(2)	11/30/2021	10,393	500	500
Total Consumer Retail - 0.28%*				1,000	1,238

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	$500	$669
Total E-Commerce - Clothing and Accessories - 0.15%*				500	669

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Common Stock(2)	9/7/2018	42,414	269	157
Grove Collaborative, Inc.	Preferred Stock(2)	6/5/2018	134,249	500	977
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	197
	Preferred Stock(2)	4/19/2021	14,490	83	171
	Preferred Stock(2)	9/1/2021	10,298	167	167
				283	535
Total E-Commerce - Personal Goods - 0.38%*				1,052	1,669

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)	1/5/2018	62,258	250	252
Total Educational/Training Software - 0.06%*				250	252

Entertainment
Luminary Roli Limited(1)(3)(13)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	1,177
Total Entertainment - 0.27%*				3,525	1,177

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	16,808	15,079
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	10,090
Total Financial Institution and Services - 5.79%*				17,100	25,169

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	75,013	500	814
	Preferred Stock(2)	4/21/2021	5,176	75	75
Total Food & Drug - 0.20%*				575	889

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	224
	Common Stock(2)	1/14/2020	142,855	404	264
				600	488
Medly Health Inc.	Preferred Stock(2)	8/12/2021	209,979	250	267
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	289
Nurx Inc.	Preferred Stock(2)	5/31/2019	136,572	1,000	1,103
Total Healthcare Technology Systems - 0.49%*				2,228	2,147

Household & Office Goods
Casper Sleep Inc.	Common Stock(2)(10)	6/19/2017	35,722	1,000	239
Total Household & Office Goods - 0.06%*				1,000	239

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	901
	Preferred Stock(2)	4/7/2020	9,022	125	165
Total Network Systems Management Software - 0.25%*				525	1,066

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Other Financial Services
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	$1,000	$1,580
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,804
Total Other Financial Services - 0.78%*				2,264	3,384

Real Estate Services
Sonder Holdings Inc.	Preferred Stock(2)	5/21/2019	29,773	313	238
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	100
Total Real Estate Services - 0.08%*				413	338

Security Services
ForgeRock, Inc.	Common Stock(2)	9/24/2021	301,249	495	6,956
Total Security Services - 1.60%*				495	6,956

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	187
Inspirato LLC	Preferred Units(2)(4)	9/11/2014	1,948	250	266
Total Travel & Leisure - 0.10%*				550	453

Total Equity Investments - 12.97%*				$37,600	$56,362

Total Investments in Portfolio Companies - 199.16%*(11)				$837,849	$865,340

Total Investments - 199.16%*(9)				$837,849	$865,340
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2021, non-qualifying assets represented 24.3% of the Company’s total assets, at fair value.
(2)As of December 31, 2021, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $76.1 million, $31.1 million and $45.0 million, respectively, for the December 31, 2021 investment portfolio. The tax cost of investments is $820.3 million.
(7)Debt is on non-accrual status as of December 31, 2021 and is therefore considered non-income producing. Non-accrual investments as of December 31, 2021 had a total cost and fair value of $29.5 million and $11.3 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in seven public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of December 31, 2021, the Company’s portfolio company investments that were subject to restrictions on sales totaled $864.3 million at fair value and represented 198.9% of the Company’s net assets. In addition, unless otherwise indicated, as of December 31, 2021, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(12)Acquisition date represents the date of the investment in the portfolio investment.
(13)Investment is an “Affiliate Investment.” See “Note 2. Significant Accounting Policies – Investment Classification” for more information. This investment was on non-accrual status throughout 2021 and therefore no interest income or net investment income was recorded in connection with the investment. The Company recorded a total of $10.7 million in net unrealized losses on this investment during the year ended December 31, 2021.
*    Value as a percentage of net assets.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Buildings and Property
Knotel, Inc.(7)	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	2/28/2019	$8,855	$9,195	$4,500	8/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	3/25/2019	5,903	6,113	3,000	9/30/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	4/18/2019	8,855	9,145	4,500	10/31/2022
	Growth Capital Loan (Prime + 4.25% interest rate, 9.50% floor, 9.00% EOT payment)	9/30/2019	5,903	6,006	3,000	3/31/2023
Total Buildings and Property - 3.75%*			29,516	30,459	15,000

Business Applications Software
Envoy, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.25% EOT payment)	5/22/2020	1,000	993	993	5/31/2023
Hi.Q, Inc.	Growth Capital Loan (11.00% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,196	13,196	6/30/2023
	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 1.00% EOT payment)(2)	12/31/2020	6,868	6,823	6,823	8/31/2025
			20,118	20,019	20,019
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	6/29/2018	6,302	6,600	6,622	6/30/2022
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	11/5/2019	4,881	4,911	4,941	11/30/2023
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	1/31/2020	3,000	3,017	3,037	1/31/2024
			14,183	14,528	14,600
Passport Labs, Inc.	Growth Capital Loan (9.75% interest rate, 5.25% EOT payment)	10/11/2018	19,000	19,175	18,975	8/31/2023
	Growth Capital Loan (10.25% interest rate, 5.25% EOT payment)	5/15/2019	6,000	5,998	5,925	3/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/15/2019	5,000	5,033	4,970	5/31/2024
			30,000	30,206	29,870
Quantcast Corporation	Growth Capital Loan (Prime + 6.25% interest rate, 10.50% floor, 6.00% EOT payment)	3/12/2018	2,063	2,919	2,921	3/31/2021
Total Business Applications Software - 17.08%*			67,364	68,665	68,403

Commercial Services
Transfix, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 2.00% EOT payment)	12/23/2019	10,000	9,993	9,993	12/31/2021
Total Commercial Services - 2.50%*			10,000	9,993	9,993

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)(2)	10/8/2020	6,000	5,891	5,891	10/31/2023
Total Consumer Finance - 1.47%*			6,000	5,891	5,891

Consumer Non-Durables
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)	9/30/2020	19,000	18,799	18,799	9/30/2024
Total Consumer Non-Durables - 4.69%*			19,000	18,799	18,799

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)(2)	12/23/2020	$3,000	$2,916	$2,916	12/31/2023
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 9.75% EOT payment)	2/26/2019	4,000	4,160	4,160	2/28/2022
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 9.75% EOT payment)	4/4/2019	6,000	6,202	6,202	4/30/2022
			10,000	10,362	10,362
Quip NYC, Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	4/16/2019	10,000	10,178	10,232	4/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	6/26/2019	5,000	5,062	5,092	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	6/26/2019	5,000	5,062	5,092	6/30/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 12.00% floor, 6.25% EOT payment)	9/26/2019	5,000	5,025	5,059	9/30/2022
			25,000	25,327	25,475
Total Consumer Products and Services - 9.68%*			38,000	38,605	38,753

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 7.50% floor, 3.50% EOT payment)	4/15/2020	1,000	1,016	1,018	4/30/2021
Total Consumer Retail - 0.25%*			1,000	1,016	1,018

E-Commerce - Clothing and Accessories
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	15,000	14,533	14,533	3/31/2024
Outfittery GMBH(1)(3)	Growth Capital Loan (Prime + 8.25% interest rate, 13.75% floor, 11.00% EOT payment)(2)	8/11/2017	6,180	6,443	6,587	8/31/2022
	Growth Capital Loan (12.00% interest rate, 9.00% EOT payment)(2)	6/7/2018	1,511	1,661	1,722	6/30/2021
	Growth Capital Loan (12.75% interest rate, 9.00% EOT payment)(2)	12/28/2018	1,987	2,053	2,183	12/31/2021
	Growth Capital Loan (Prime + 7.25% interest rate, 12.75% floor, 9.00% EOT payment)(2)	8/7/2019	3,947	3,983	4,287	8/31/2022
	Growth Capital Loan (Prime + 7.25% interest rate, 12.75% floor, 9.00% EOT payment)(2)	9/23/2019	3,305	3,226	3,552	9/30/2022
	Growth Capital Loan (Prime + 7.25% interest rate, 12.75% floor, 9.00% EOT payment)(2)	7/27/2020	1,166	1,103	1,137	7/31/2023
	Revolver (11.00% interest rate, 2.00% EOT payment)(2)	3/5/2020	3,298	3,364	3,753	12/31/2020
			21,394	21,833	23,221
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)(2)	12/4/2020	10,500	10,151	10,151	12/31/2023
Total E-Commerce - Clothing and Accessories - 11.96%*			46,894	46,517	47,905

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)(2)	1/31/2020	8,250	8,498	8,498	4/30/2021
	Growth Capital Loan (Prime + 2.25% interest rate, 7.75% floor, 4.75% EOT payment)(2)	1/31/2020	2,667	2,747	2,747	4/30/2021
Total E-Commerce - Personal Goods - 2.81%*			10,917	11,245	11,245

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Entertainment
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest rate, 9.50% EOT payment)	6/25/2014	$14,320	$14,219	$14,033	6/30/2022
	Growth Capital Loan (9.00% PIK interest rate)(2)	3/17/2020	1,075	1,075	1,053	3/31/2023
	Growth Capital Loan (9.00% PIK interest rate)(2)	12/21/2020	1,003	1,003	976	12/31/2023
			16,398	16,297	16,062
Roli, Ltd.(1)(3)(7)	Growth Capital Loan (11.00% PIK interest rate, 9.50% EOT payment)(2)	5/23/2018	10,732	10,767	7,823	5/31/2021
	Growth Capital Loan (11.00% PIK interest rate, 9.50% EOT payment)(2)	5/23/2018	1,342	1,346	978	5/31/2021
	Growth Capital Loan (11.25% PIK interest rate, 9.50% EOT payment)(2)	7/16/2018	1,325	1,317	969	7/31/2021
	Revolver (8.75% PIK interest rate, 4.00% EOT payment)(2)	7/5/2018	129	129	95	10/31/2020
	Revolver (9.75% PIK interest rate, 4.00% EOT payment)(2)	7/5/2018	1,898	1,898	1,401	10/31/2020
	Revolver (9.75% PIK interest rate, 4.00% EOT payment)(2)	9/27/2018	4,556	4,556	3,378	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 10.00% EOT payment)(2)	6/5/2019	1,283	1,340	1,025	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	7/9/2019	627	627	487	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate, 20.00% EOT payment)(2)	8/28/2019	538	538	429	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	10/24/2019	4,925	4,925	3,696	10/31/2020
	Growth Capital Loan (10.00% PIK interest rate)(2)	4/23/2020	1,390	1,390	1,097	7/31/2020
	Convertible Note (8.00% interest rate)(2)	7/15/2020	2,525	2,525	—	7/15/2023
			31,270	31,358	21,378
Total Entertainment - 9.35%*			47,668	47,655	37,440

Financial Institution and Services
Prodigy Finance Limited(1)(3)	Growth Capital Loan (8.00% PIK interest rate)	12/31/2020	36,237	35,104	34,859	12/1/2023
Total Financial Institution and Services - 8.71%*			36,237	35,104	34,859

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)(2)	12/30/2020	15,000	14,542	14,542	12/31/2024
Total Food & Drug - 3.63%*			15,000	14,542	14,542

Healthcare Technology Systems
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,811	4,811	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,811	4,811	12/31/2023
			10,000	9,622	9,622
Nurx Inc.	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 7.75% EOT payment)	11/5/2019	19,526	19,785	19,785	11/30/2023
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)(2)	12/31/2020	10,000	9,847	9,847	12/31/2025
			29,526	29,632	29,632
Total Healthcare Technology Systems - 9.80%*			39,526	39,254	39,254

Household & Office Goods
Casper Sleep Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 12.50% floor, 7.50% EOT payment)	8/9/2019	15,000	15,093	15,093	8/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 11.25% floor, 6.25% EOT payment)	11/1/2019	15,000	15,117	15,117	10/31/2022
Total Household & Office Goods - 7.54%*			30,000	30,210	30,210

Multimedia and Design Software
Pencil and Pixel, Inc.	Growth Capital Loan (10.00% interest rate, 6.50% EOT payment)	3/20/2020	10,000	9,999	9,999	3/31/2023
	Growth Capital Loan (9.75% interest rate, 4.25% EOT payment)(2)	12/31/2020	5,000	4,884	4,884	12/31/2023
Total Multimedia and Design Software - 3.72%*			15,000	14,883	14,883

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Network Systems Management Software
Signifyd, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.25% floor, 8.75% EOT payment)	4/8/2020	$6,000	$5,970	$5,970	10/31/2023
Virtual Instruments Corporation	Growth Capital Loan (10.00% interest rate)	4/4/2016	5,000	5,000	4,971	4/4/2021
	Growth Capital Loan (5.00% PIK interest rate)	8/7/2018	31,967	31,967	27,802	4/4/2022
			36,967	36,967	32,773
Total Network Systems Management Software - 9.68%*			42,967	42,937	38,743

Other Financial Services
Upgrade, Inc.	Growth Capital Loan (9.50% interest rate, 8.50% EOT payment)	1/18/2019	6,000	6,217	6,500	1/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	1/18/2019	1,522	1,574	1,649	1/31/2023
	Growth Capital Loan (9.25% interest rate, 6.50% EOT payment)	1/18/2019	6,391	6,785	6,792	1/31/2021
	Growth Capital Loan (9.50% interest rate, 6.25% EOT payment)	3/1/2019	3,694	3,942	4,064	2/28/2022
Total Other Financial Services - 4.75%*			17,607	18,518	19,005

Real Estate Services
Sonder USA, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.25% EOT payment)	12/28/2018	15,397	15,965	15,866	6/30/2022
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	5,000	5,003	4,932	3/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	2,000	1,992	1,964	3/31/2024
Total Real Estate Services - 5.68%*			22,397	22,960	22,762

Security Services
ForgeRock, Inc.	Growth Capital Loan (Prime + 2.90% interest rate, 8.40% floor, 8.00% EOT payment)	3/27/2019	10,000	10,194	10,194	9/30/2023
	Growth Capital Loan (Prime + 3.70% interest rate, 9.20% floor, 8.00% EOT payment)	9/30/2019	10,000	10,079	10,079	12/31/2023
	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 8.00% EOT payment)	12/23/2019	10,000	10,031	10,031	12/31/2023
Total Security Services - 7.57%*			30,000	30,304	30,304

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	10/21/2019	10,000	10,173	9,912	4/30/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	11/27/2019	5,000	5,069	4,932	5/31/2022
	Growth Capital Loan (Prime + 6.25% interest rate, 11.75% floor, 7.25% EOT payment)	1/6/2020	10,000	10,089	9,786	7/31/2022
Total Shopping Facilitators - 6.15%*			25,000	25,331	24,630

Social/Platform Software
ClassPass Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	8/15/2019	15,000	15,259	15,156	8/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 8.25% EOT payment)	9/30/2019	15,000	15,213	15,105	9/30/2023
Total Social/Platform Software - 7.56%*			30,000	30,472	30,261

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	19,825	19,479	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	9,860	9,662	3/31/2024
	Convertible Note (5.00% interest rate)(2)	8/11/2020	300	300	294	2/11/2023
Total Travel & Leisure - 7.35%*			30,300	29,985	29,435

Total Debt Investments - 145.68%*			$610,393	$613,345	$583,335

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Building Materials/Construction Machinery
View, Inc.	Preferred Stock(2)	6/13/2017	4,545,455	500	71
Total Building Materials/Construction Machinery - 0.02%*				500	71

Buildings and Property
Knotel, Inc.	Preferred Stock	2/19/2019	360,260	159	—
Total Buildings and Property - 0.00%*				159	—

Business Applications Software
DialPad, Inc.	Preferred Stock(2)	8/3/2020	14,490	51	51
Envoy, Inc.	Preferred Stock	5/8/2020	35,893	82	86
Farmer's Business Network, Inc.	Preferred Stock	1/3/2020	37,666	33	252
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	971
	Preferred Stock(2)	12/31/2020	36,498	45	45
				241	1,016
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	335
Passport Labs, Inc.	Preferred Stock	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(5)	8/9/2018	—	213	161
Toast, Inc.	Preferred Stock(2)	2/1/2018	26,325	27	401
Total Business Applications Software - 1.37%*				2,753	5,474

Business to Business Marketplace
Factual, Inc.	Preferred Stock(2)	9/4/2018	47,072	86	56
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	33
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*				206	200

Commercial Services
Transfix, Inc.	Preferred Stock	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*				188	188

Conferencing Equipment / Services
Fuze, Inc. (f/k/a Thinking Phone Networks, Inc.)	Preferred Stock(2)	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.05%*				670	205

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	10/8/2020	36,972	97	97
Hello Digit, Inc.	Preferred Stock(2)	9/8/2020	723	12	12
Total Consumer Finance - 0.03%*				109	109

Consumer Non-Durables
Hims, Inc.	Preferred Stock(2)	11/27/2019	217,943	73	425
Imperfect Foods, Inc.	Preferred Stock(2)	6/6/2019	49,709	189	275
	Common Stock	9/30/2020	48,391	208	354
				397	629
Total Consumer Non-Durables - 0.26%*				470	1,054

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Products and Services
Clutter Inc.	Preferred Stock(2)	10/18/2018	77,434	$363	$567
	Preferred Stock(2)	9/30/2020	9,824	57	57
				420	624
Outdoor Voices, Inc.	Common Stock	2/26/2019	255,000	360	—
Quip NYC, Inc.	Preferred Stock	11/26/2018	41,272	455	1,020
Total Consumer Products and Services - 0.41%*				1,235	1,644

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	128
Savage X, Inc.	Preferred Stock	4/7/2020	11,591	171	200
Total Consumer Retail - 0.08%*				339	328

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock	11/20/2017	173,341	521	714
Minted, Inc.	Preferred Stock	9/30/2020	44,554	432	432
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017	—	1,850	2,934
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	387
	Common Stock(2)	11/25/2015	149,203	1,081	1,010
				1,294	1,397
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock(2)	11/30/2020	163,807	401	401
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018	—	39	57
Total E-Commerce - Clothing and Accessories - 1.50%*				4,578	6,005

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Preferred Stock	9/7/2018	336,304	269	323
Grove Collaborative, Inc.	Preferred Stock	4/2/2018	202,506	168	1,000
	Preferred Stock	5/22/2019	109,114	228	347
				396	1,347
Total E-Commerce - Personal Goods - 0.42%*				665	1,670

Educational/Training Software
Varsity Tutors LLC	Preferred Stock(2)(5)	3/13/2017	240,590	65	185
Total Educational/Training Software - 0.05%*				65	185

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock	3/24/2017	278,209	922	193
Roli, Ltd.(1)(3)	Preferred Stock(2)	5/23/2018	102,247	644	—
Total Entertainment - 0.05%*				1,566	193

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares	12/5/2017	44,064	828	148
Revolut Ltd(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	285
	Preferred Stock(2)	10/29/2019	7,945	324	117
				364	402
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,288	382	479
	Preferred Stock(2)	12/23/2015	46,548	136	136
				518	615
Total Financial Institution and Services - 0.52%*				2,071	2,074

Food & Drug
Capsule Corporation	Preferred Stock(2)	1/17/2020	202,533	437	549
	Cash Exit Fee(2)(5)	12/28/2018	—	129	129
Total Food & Drug - 0.17%*				566	678

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

General Media and Content
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	$624	$1,092
Total General Media and Content - 0.27%*				624	1,092

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	58
Groop Internet Platfom, Inc.	Preferred Stock(2)	5/15/2019	50,881	128	198
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	195
Nurx Inc.	Preferred Stock	8/19/2019	170,716	270	270
Total Healthcare Technology Systems - 0.18%*				651	721

Household & Office Goods
Casper Sleep Inc.	Preferred Stock	3/1/2019	21,736	240	17
Total Household & Office Goods - 0.00%*				240	17

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Pencil and Pixel, Inc.	Preferred Stock	2/28/2020	179,211	199	199
Total Multimedia and Design Software - 0.05%*				199	199

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	54
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	332
Total Network Systems Management Software - 0.10%*				186	386

Other Financial Services
Upgrade, Inc.	Preferred Stock	1/18/2019	744,225	223	193
Total Other Financial Services - 0.05%*				223	193

Real Estate Services
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	113
	Preferred Stock(2)	11/5/2020	31,615	44	44
				88	157
Sonder Holdings Inc.	Preferred Stock	12/28/2018	136,511	232	613
	Preferred Stock	3/4/2020	14,291	42	42
				274	655
Total Real Estate Services - 0.20%*				362	812

Security Services
ForgeRock, Inc.	Preferred Stock(2)	3/30/2016	195,992	155	110
	Preferred Stock	3/29/2019	161,724	340	45
Total Security Services - 0.04%*				495	155

Shopping Facilitators
Moda Operandi, Inc.	Preferred Stock	9/27/2019	34,538	343	161
OfferUp Inc.	Preferred Stock(2)	12/23/2019	44,788	42	42
Total Shopping Facilitators - 0.05%*				385	203

Social/Platform Software
ClassPass Inc.	Preferred Stock	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Transportation
Bird Rides, Inc.	Preferred Stock(2)	4/18/2019	68,111	193	55
Total Transportation - 0.01%*				193	55

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	$362	$111
Inspirato LLC	Preferred Units(2)	4/25/2013	1,994	37	45
Total Travel & Leisure - 0.04%*				399	156

Total Warrant Investments - 6.05%*				$20,525	$24,231

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	$250	$356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	120
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	167
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Total Business Applications Software - 0.19%*				637	746

Communications Software
Pluribus Networks, Inc.	Preferred Stock(2)	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.50%*				2,000	2,000

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	150
Total Consumer Finance - 0.04%*				150	150

Consumer Non-Durables
Hims, Inc.	Preferred Stock(2)	4/29/2019	158,501	500	574
Prodigy Investments Limited(1)	Preference Shares(2)	12/31/2020	1,552	15,520	12,957
Total Consumer Non-Durables - 3.38%*				16,020	13,531

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	333
Total Consumer Products and Services - 0.08%*				333	333

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	500	768
Total E-Commerce - Clothing and Accessories - 0.19%*				500	768

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	6/5/2018	134,249	500	977
Total E-Commerce - Personal Goods - 0.24%*				500	977

Educational/Training Software
Varsity Tutors LLC	Preferred Stock(2)	1/5/2018	92,470	250	256
Total Educational/Training Software - 0.06%*				250	256

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	1,003
Total Entertainment - 0.25%*				1,000	1,003

Financial Institution and Services
GoGreenHost AB(1)(3)	Preferred Stock(2)	12/1/2017	1	2,134	657
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	1,447
Total Financial Institution and Services - 0.53%*				2,426	2,104

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	75,013	500	500
Total Food & Drug - 0.12%*				500	500

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	237
	Common Stock(2)	1/14/2020	142,855	404	320
				600	557
Groop Internet Platfom, Inc.	Preferred Stock(2)	5/15/2019	90,859	250	584
Nurx Inc.	Preferred Stock(2)	5/31/2019	136,572	1,000	1,004
Total Healthcare Technology Systems - 0.54%*				1,850	2,145

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2020
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Household & Office Goods
Casper Sleep Inc.	Common Stock(2)(10)	6/19/2017	35,722	$1,000	$220
Total Household & Office Goods - 0.05%*				1,000	220

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	605
	Preferred Stock(2)	4/7/2020	9,022	125	125
Total Network Systems Management Software - 0.18%*				525	730

Real Estate Services
Sonder Holdings Inc.	Preferred Stock(2)	5/21/2019	29,773	312	313
Total Real Estate Services - 0.08%*				312	313

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	171
Inspirato LLC	Preferred Units(2)(4)	9/11/2014	1,948	250	266
Total Travel & Leisure - 0.11%*				550	437

Total Equity Investments - 6.55%*				$28,553	$26,213

Total Investments in Portfolio Companies - 158.27%*(11)				$662,423	$633,779

Total Investments - 158.27%*(9)				$662,423	$633,779
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
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act. Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of December 31, 2020, the Company’s portfolio company investments that were subject to restrictions on sales totaled $633.6 million at fair value and represented 158.2% of the Company’s net assets. In addition, unless otherwise indicated, as of December 31, 2020, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(12)Acquisition date represents the date of the investment in the portfolio investment.
*    Value as a percentage of net assets.
_______________

Notes applicable to the investments presented in the foregoing schedules of investments:
•Unless otherwise noted as an “Affiliate Investment” or “Control Investment,” no investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Interest rate is the annual interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of December 31, 2021, the Prime Rate was 3.25%. As of December 31, 2021, approximately 52.1% or $407.3 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher.

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
December 31, 2021
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
The Company has two wholly owned subsidiaries: TPVG Variable Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established for utilizing the Company’s revolving credit facility whose creditors have a claim on its assets prior to those assets becoming available to the Financing Subsidiary’s equity holders, and TPVG Investment LLC, an entity established for holding certain of the Company’s investments in order to benefit from the tax treatment of these investments and create a tax structure that is more advantageous with respect to the Company’s RIC tax treatment. These subsidiaries are consolidated in the financial statements of the Company.
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

Investment Classification
The accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliate Investments” that are not otherwise “Control Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2021, the Company had no “Control Investments” and had one investment that was deemed to be an “Affiliate Investment.”
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
Non-accrual Loans
A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, payments are probable to remain current. As of December 31, 2021, the Company had investments in one portfolio company on non-accrual, with a total cost and fair value of $29.5 million and $11.3 million, respectively. As of December 31, 2020, the Company had investments in two portfolio companies on non-accrual, with a total cost and fair value of $61.8 million and $36.4 million, respectively.
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
Management and Incentive Fees
The Company accrues for the base management fee and incentive fee payable pursuant to the Adviser Agreement (as defined below). The accrual for the incentive fee includes the recognition of incentive fees on unrealized gains, even though such incentive fees are neither earned nor payable to the Adviser until the gains are both realized and in excess of unrealized losses on investments.
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
Dividends and Distributions
Dividends to common stockholders are recorded on the ex-dividend date. The Board determines the amount of dividends to be paid based on a variety of factors including estimates of future earnings. Net realized capital gains, if any, are intended to be distributed at least annually. The Company will calculate both its current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constitutes a return of capital to the Company’s stockholders, and while such distributions are not taxable, they may result in higher capital gains taxes when the shares are eventually sold.
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
Recent Accounting Pronouncements
In January 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of LIBOR; regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. The adoption of these rules did not have a material impact on the consolidated financial statements.
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
The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Adviser has agreed to exclude the U.S. Treasury bills acquired at the end of each applicable quarter in the calculation of gross assets for purposes of determining its base management fee. The Company had cumulative realized and unrealized losses as of December 31, 2021, 2020 and 2019, and, as a result, no capital gains incentive fees were recorded for the years ended December 31, 2021, 2020 and 2019.

Management and Incentive Fees (in thousands)	For the Year Ended December 31,
	2021	2020	2019
Base management fee	$12,513	$12,424	$8,569
Income incentive fee	$10,276	$8,717	$8,117
Capital gains incentive fee	$—	$—	$—
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
For the years ended December 31, 2021, 2020 and 2019, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $2.0 million, $2.1 million and $1.8 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations as of December 31, 2021 and 2020. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$757,222	$757,222	$—	$—	$583,335	$583,335
Warrant investments	—	—	51,756	51,756	—	—	24,231	24,231
Equity investments	1,045	11,375	43,942	56,362	220	—	25,993	26,213
Total investments	$1,045	$11,375	$852,920	$865,340	$220	$—	$633,559	$633,779
The following tables show information about Level 3 investments measured at fair value for the years ended December 31, 2021 and 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2020	$583,335	$24,231	$25,993	$633,559
Funding and purchases of investments, at cost	401,095	8,535	7,737	417,367
Principal payments and sale proceeds received from investments	(237,830)	(493)	(18)	(238,341)
Amortization and accretion of premiums and discounts, net and end-of term payments	8,050	—	—	8,050
Net realized gains (losses) on investments	(15,459)	(2,051)	(2,116)	(19,626)
Net change in unrealized gains (losses) included in earnings	12,579	22,453	11,235	46,267
Payment-in-kind coupon	7,977	—	—	7,977
Transfers between investment types	(2,525)	(919)	3,444	—
Gross transfers out of Level 3(1)	—	—	(2,333)	(2,333)
Fair value as of December 31, 2021	$757,222	$51,756	$43,942	$852,920

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2021	$(3,487)	$21,717	$9,757	$27,987
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the year ended December 31, 2021, transfers relate to equity investments in publicly traded companies.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2020
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2019	$604,518	$22,090	$11,168	$637,776
Funding and purchases of investments, at cost	200,068	3,757	2,315	206,140
Principal payments and sale proceeds received from investments	(204,880)	(1,512)	—	(206,392)
Amortization and accretion of premiums and discounts, net and end-of term payments	14,795	—	—	14,795
Net realized gains (losses) on investments	(19,981)	130	—	(19,851)
Net change in unrealized gains (losses) included in earnings	(3,804)	(234)	(2,418)	(6,456)
Payment-in-kind coupon	8,139	—	—	8,139
Transfers between investment types	(15,520)	—	15,520	—
Gross transfers out of Level 3(1)	—	—	(592)	(592)
Fair value as of December 31, 2020	$583,335	$24,231	$25,993	$633,559

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2020	$(22,833)	$(376)	$(2,417)	$(25,626)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the year ended December 31, 2020, the only transfer relates to an equity investment in a publicly traded company.
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the year ended December 31, 2021, the Company recognized net realized losses of $20.0 million, consisting primarily of $15.6 million of realized losses from the sale of the Company’s investment in Knotel, Inc., which was rated Red (5) on the Company’s credit watch list, and its removal from the Company’s investment portfolio, a $2.1 million realized loss from the write-off of an equity investment, $2.2 million of realized losses from the termination of warrants, and $0.1 million of other net realized losses.
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
Net change in unrealized gains during the year ended December 31, 2021 was $56.1 million, resulting primarily from $41.2 million of net unrealized gains from fair value adjustments on the Company’s warrant and equity portfolio, the reversal and recognition of $15.6 million of previously recorded unrealized losses associated with Knotel, Inc., and the reversal of $2.8 million of previously recorded net unrealized losses on other investments realized during the period, partially offset by $3.5 million of net unrealized losses on the Company’s debt investment portfolio resulting from fair value adjustments.
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

The following tables show a summary of quantitative information about the Level 3 fair value measurements of investments as of December 31, 2021 and 2020. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$745,886	Discounted Cash Flows	Discount Rate	3.30% - 20.34%	13.54%
	11,336	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	3.70% - 63.00%	50.35%
Warrant investments	47,755	Black Scholes Option Pricing Model	Revenue Multiples	0.65x - 9.61x	3.40x
			Volatility	45.00% - 85.00%	59.89%
			Term	0.20 - 5.00 Years	3.01 Years
			Discount for Lack of Marketability	5.00% - 20.00%	19.41%
			Risk Free Rate	0.06% - 1.26%	0.84%
	1,145	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	1.50 - 7.00 Years	4.94 Years
			Discount for Lack of Marketability	0.00% - 20.00%	14.94%
	2,856	Discounted Expected Return	Discount Rate	15.00% - 40.00%	32.49%
			Term	1.00 - 4.00 Years	2.15 Years
			Expected Recovery Rate	18.75% - 100.00%	72.62%
Equity investments	43,942	Black Scholes Option Pricing Model	Revenue Multiples	0.00x - 4.75x	2.47x
			Volatility	45.00% - 80.00%	56.86%
			Term	0.50 - 5.00 Years	3.22 Years
			Discount for Lack of Marketability	5.00% - 5.00%
			Risk Free Rate	0.06% - 1.26%	0.91%
Total investments	$852,920

Level 3 Investments (dollars in thousands)	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$546,958	Discounted Cash Flows	Discount Rate	6.61% - 35.63%	15.24%
	36,377	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	50.00% - 50.00%
Warrant investments	20,071	Black Scholes Option Pricing Model	Revenue Multiples	1.15x - 18.21x	6.38x
			Volatility	40.00% - 85.00%	60.34%
			Term	0.20 - 6.00 Years	3.19 Years
			Discount for Lack of Marketability	5.00% - 20.00%	19.41%
			Risk Free Rate	0.09% - 0.43%	0.20%
	694	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.40 Years
			Discount for Lack of Marketability	20.00% - 20.00%
	3,466	Discounted Expected Return	Discount Rate	20.00% - 40.00%	34.13%
			Term	1.00 - 4.00 Years	2.11 Years
			Expected Recovery Rate	18.75% - 100.00%	71.02%
Equity investments	24,178	Black Scholes Option Pricing Model	Revenue Multiples	0.89x - 4.50x	2.56x
			Volatility	45.00% - 70.00%	59.06%
			Term	1.00 - 4.50 Years	3.08 Years
			Discount for Lack of Marketability	5.00% - 5.00%
			Risk Free Rate	0.10% - 0.27%	0.18%
	1,158	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.50 Years
			Discount for Lack of Marketability	20.00% - 20.00%
	657	Discounted Expected Recovery	Expected Recovery Rate	27.10% - 27.10%
Total investments	$633,559
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
Note 6. Borrowings
The following table shows the Company's outstanding debt as of December 31, 2021 and 2020:

Liability (in thousands)	December 31, 2021			December 31, 2020
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$350,000	$200,000	$150,000	$325,000	$118,000	$207,000
2022 Notes	—	—	—	74,750	74,750	—
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	—	—	—
Total before deferred financing and issuance costs	620,000	470,000	150,000	469,750	262,750	207,000
Unamortized deferred financing and issuance costs	—	(4,667)	—	—	(4,790)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$620,000	$465,333	$150,000	$469,750	$257,960	$207,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company's unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Year Ended December 31,
	2021	2020	2019
Revolving Credit Facility
Interest cost	$1,620	$5,952	$5,707
Unused fee	1,527	722	729
Amortization of costs and other fees	1,744	1,364	1,140
Revolving Credit Facility Total	$4,891	$8,038	$7,576

2022 Notes
Interest cost	$1,122	$4,298	$4,298
Amortization of costs and other fees	140	531	531
2022 Notes Total	$1,262	$4,829	$4,829

2025 Notes
Interest cost	$3,150	$2,476	$—
Amortization of costs and other fees	201	151	—
2025 Notes Total	$3,351	$2,627	$—

2026 Notes
Interest cost	$7,500	$—	$—
Amortization of costs and other fees	369	—	—
2026 Notes Total	$7,869	$—	$—

Total interest expense and amortization of fees	$17,373	$15,494	$12,405
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of December 31, 2021, the Company had $350 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on November 30, 2022, and the maturity date of the Credit Facility is May 31, 2024 (unless otherwise terminated earlier pursuant to its terms).
Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of December 31, 2021 and 2020, the Company was in compliance with all covenants under the Credit Facility.
As of December 31, 2021 and 2020, the Company had outstanding borrowings under the Credit Facility of $200.0 million and $118.0 million, respectively, excluding deferred credit facility costs of $2.2 million and $3.2 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

During the years ended December 31, 2021 and 2020, the Company had average outstanding borrowings under the Credit Facility of $46.9 million and $159.6 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 4.0% and 4.2%, respectively. As of December 31, 2021 and 2020, $485.5 million and $484.5 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $442.2 million and $199.0 million of assets unencumbered, respectively.
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
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.7 million of deferred issuance cost as of December 31, 2021, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. The book value of the 2025 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
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
The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.8 million of deferred issuance cost as of December 31, 2021, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. The book value of the 2026 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of December 31, 2021 and 2020:

Liability (in thousands)	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$200,000	$200,000	$—	$—	$118,000	$118,000
2022 Notes, net(1)	—	—	—	—	—	74,592	—	74,592
2025 Notes, net(2)	—	—	69,348	69,348	—	—	69,148	69,148
2026 Notes, net(3)	—	—	198,155	198,155	—	—	—	—
Total	$—	$—	$467,503	$467,503	$—	$74,592	$187,148	$261,740
_______________
(1)Net of debt issuance costs as of December 31, 2020 of $0.8 million.
(2)Net of debt issuance costs as of December 31, 2021 and 2020 of $0.7 million and $0.9 million, respectively.
(3)Net of debt issuance costs as of December 31, 2021 of $1.8 million.
Note 7. Commitments and Contingencies
Commitments
As of December 31, 2021 and December 31, 2020, the Company’s unfunded commitments totaled $191.7 million to 22 portfolio companies and $132.3 million to 16 portfolio companies, respectively, of which $50.3 million and $17.5 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Tempo Interactive Inc.	$25,000	$237	$—	$—
The Pill Club Holdings, Inc.	20,000	261	—	—
Arcadia Power, Inc.	18,000	139	—	—
Good Eggs, Inc.	14,000	70	—	—
Forum Brands, LLC	12,951	464	—	—
RenoRun US Inc.	12,750	487	—	—
Savage X, Inc.	12,000	574	4,000	200
Activehours, Inc. (d/b/a Earnin)	10,000	57	9,000	64
Homeward, Inc.	10,000	130	—	—
Merama Inc.	9,718	197	—	—
Curology, Inc.	9,000	44	9,000	44
Demain ES (d/b/a Luko)	7,940	99	—	—
True Footage Inc.	5,695	107	—	—
Don't Run Out, Inc.	5,000	—	—	—
Thingy Thing Inc.	2,000	—	—	—
JOKR S.à r.l.	1,496	103	—	—
FlashParking, Inc.	3,837	107	—	—
Narvar, Inc.	3,750	19	3,750	140
Trendly, Inc.	3,000	—	—	—
Sonder USA, Inc.	3,000	25	3,000	25
VanMoof Global Holding B.V.	2,025	60	—	—
Alyk, Inc.	500	—	—	—
Farmer's Business Network, Inc.	—	—	20,000	18
Capsule Corp.	—	—	15,000	277
HomeLight, Inc.	—	—	14,000	84
Grove Collaborative, Inc.	—	—	11,000	—
OfferUp Inc.	—	—	10,000	192
Clutter Inc.	—	—	9,000	60
TFG Holding, Inc.	—	—	7,000	248
Imperfect Foods, Inc.	—	—	6,000	55
Dialpad, Inc.	—	—	5,000	101
Envoy, Inc.	—	—	4,000	105
Hello Digit, Inc.	—	—	2,500	18
Minted, Inc.	—	—	—	25
Total	$191,662	$3,180	$132,250	$1,656
_______________
(1)Does not include $20.8 million backlog of potential future commitments as of December 31, 2020. The Company did not have any backlog of potential future commitments as of December 31, 2021. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $3.2 million and $1.7 million as of December 31, 2021 and 2020, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the years ended December 31, 2021 and 2020:

Commitments Activity (in thousands)	For the Year Ended December 31,
	2021	2020
Unfunded commitments at beginning of period(1)	$153,000	$241,583
New commitments(1)	541,511	276,681
Fundings	(411,007)	(204,626)
Expirations / Terminations	(91,750)	(160,700)
Foreign currency adjustments	(92)	62
Unfunded commitments and backlog of potential future commitments at end of period	$191,662	$153,000
Backlog of potential future commitments	—	20,750
Unfunded commitments at end of period	$191,662	$132,250
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of December 31, 2021 and 2020.

Unfunded Commitments(1) (in thousands)	December 31, 2021	December 31, 2020
Dependent on milestones	$50,250	$17,500
Expiring during:
2021	$—	$122,250
2022	131,429	7,000
2023	50,233	—
2024	10,000	3,000
Unfunded commitments	$191,662	$132,250
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of December 31, 2021, the Company did not have any backlog of potential future commitments. As of December 31, 2020, this backlog of potential future commitments totaled $20.8 million.

Note 8. Financial Highlights
The following table shows the financial highlights for the years ended December 31, 2021, 2020, 2019, 2018 and 2017:

Financial Highlights (in thousands, except per share data)	For the Year Ended December 31, or as of December 31,
	2021	2020	2019	2018	2017
Per Share Data(1)(2)
Net asset value at beginning of period	$12.97	$13.34	$13.50	$13.25	$13.51
Changes in net asset value due to:
Net investment income	1.33	1.57	1.54	1.71	1.61
Net realized gains (losses) on investments	(0.65)	0.28	(0.02)	0.08	(0.01)
Net change in unrealized gains (losses) on investments	1.81	(0.69)	(0.24)	(0.01)	(0.35)
Net increase (decrease) from capital share transactions(2)	—	0.01	—	0.01	—
Net realized losses on extinguishment of debt	(0.02)	—	—	—	(0.07)
Distributions from net investment income	(1.28)	(1.44)	(1.42)	(1.54)	(1.44)
Distributions from realized gains on investments	(0.16)	(0.10)	(0.02)	—	—
Distributions from return of capital	—	—	—	—	—
Net asset value at end of period	$14.01	$12.97	$13.34	$13.50	$13.25

Net investment income per share	$1.33	$1.57	$1.54	$1.71	$1.61
Net increase in net assets resulting from operations per share	$2.47	$1.16	$1.28	$1.78	$1.18
Weighted average shares of common stock outstanding for period	30,936	30,566	24,844	20,488	16,324
Shares of common stock outstanding at end of period	31,011	30,871	24,923	24,780	17,730

Ratios / Supplemental Data
Net asset value at beginning of period	$400,435	$332,506	$334,531	$234,945	$215,863
Net asset value at end of period	$434,491	$400,435	$332,506	$334,531	$234,945
Average net asset value	$407,195	$408,182	$343,919	$275,889	$219,457
Stock price at end of period	$17.96	$13.04	$14.22	$10.89	$12.69

Total return based on net asset value per share(3)	19.9%	14.2%	9.5%	16.0%	9.6%
Total return based on stock price(4)	52.8%	7.7%	44.7%	(2.3)%	20.4%

Net investment income to average net asset value	10.1%	11.7%	11.1%	12.7%	12.0%
Net increase (decrease) in net assets to average net asset value	18.8%	8.6%	9.2%	13.3%	8.8%
Ratio of expenses to average net asset value	11.4%	10.6%	10.2%	10.8%	11.5%
Operating expenses excluding incentive fees to average net asset value	8.8%	8.5%	7.9%	7.6%	8.9%
Income incentive fees to average net asset value	2.5%	2.1%	2.4%	3.2%	2.6%
Capital gains incentive fees to average net asset value	0.0%	0.0%	0.0%	0.0%	0.0%
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

The weighted average portfolio yield on total debt investments shown below is for the years ended December 31, 2021, 2020, 2019, 2018 and 2017:

Ratios (Percentages, on an annualized basis)(1)	For the Year Ended December 31, or as of December 31,
	2021	2020	2019	2018	2017
Weighted average portfolio yield on total debt investments(2)	13.7%	13.8%	15.0%	17.1%	16.4%
Coupon income	9.7%	9.8%	10.1%	10.7%	10.4%
Accretion of discount	0.9%	1.0%	1.1%	1.0%	0.8%
Accretion of end-of-term payments	1.5%	1.7%	1.9%	2.2%	2.0%
Impact of prepayments during the period	1.6%	1.3%	1.9%	3.2%	3.2%

Prime Rate at end of period(3)	3.25%	3.25%	4.75%	5.50%	4.50%
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
Note 9. Net Increase in Net Assets per Share
The following table shows the computation of basic and diluted net increase in net assets per share for the years ended December 31, 2021, 2020 and 2019:

Basic and Diluted Share Information (in thousands, except per share data)	For the Year Ended December 31,
	2021	2020	2019
Net investment income	$41,104	$47,854	$38,253
Net increase in net assets resulting from operations	$76,558	$35,307	$31,758
Basic and diluted weighted average shares of common stock outstanding	30,936	30,566	24,844
Basic and diluted net investment income per share of common stock	$1.33	$1.57	$1.54
Basic and diluted net increase in net assets resulting from operations per share of common stock	$2.47	$1.16	$1.28
Note 10.    Equity
Since inception through December 31, 2021, the Company has issued 30,837,545 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, and a registered follow-on offering in 2020. The Company received net proceeds from these offerings of $432.9 million, net of the portion of the underwriting sales load and offering costs paid by the Company.
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

The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the years ended December 31, 2021, 2020 and 2019:

Issuance of Common Stock for the Year Ended December 31, 2021 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Fourth quarter 2020 special distribution reinvestment	1/13/2021	11	$142	$—	$—	$12.76 per share
First quarter 2021 distribution reinvestment	3/31/2021	35	482	—	—	$13.73 per share
Second quarter 2021 distribution reinvestment	6/30/2021	33	471	—	—	$14.43 per share
Third quarter 2021 distribution reinvestment	9/15/2021	34	509	—	—	$14.83 per share
Fourth quarter 2021 distribution reinvestment	12/15/2021	27	439	—	—	$16.38 per share
Total issuance		140	$2,043	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2020 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Public follow-on	1/13/2020	5,000	$70,400	$2,150	$218	$14.08 per share
Public follow-on (over-allotment)	1/17/2020	750	10,560	323	33	$14.08 per share
First quarter 2020 distribution reinvestment	3/30/2020	73	413	—	—	$5.63 per share
Second quarter 2020 distribution reinvestment	6/30/2020	38	373	—	—	$9.77 per share
Third quarter 2020 distribution reinvestment	9/15/2020	44	471	—	—	$10.87 per share
Fourth quarter 2020 distribution reinvestment	12/14/2020	43	506	—	—	$11.73 per share
Total issuance		5,948	$82,723	$2,473	$251

Issuance of Common Stock for the Year Ended December 31, 2019 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2019 distribution reinvestment	3/29/2019	40	$519	$—	$—	$13.07 per share
Second quarter 2019 distribution reinvestment	6/14/2019	39	528	—	—	$13.40 per share
Third quarter 2019 distribution reinvestment	9/16/2019	35	555	—	—	$15.68 per share
Fourth quarter 2019 distribution reinvestment	12/16/2019	28	382	—	—	$13.64 per share
Total issuance		142	$1,984	$—	$—
As of December 31, 2021 and 2020, the Company had 31,010,853 and 30,870,815 shares of common stock outstanding, respectively.
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
For the tax years ended December 31, 2021, 2020 and 2019, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $337,000, $478,000 and $259,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to December 31, 2021. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
			Total cash distributions	$11.50
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.
(2)Represents a special distribution.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. For the year ended December 31, 2021, total distributions of $1.44 per share were declared and paid, and represented distributions from ordinary income and long term capital gains as a result of the Company’s earnings and profits exceeding its distributions. For the year ended December 31, 2020, total distributions of $1.54 per share were declared and paid, which includes a $0.10 per share special distribution paid on January 13, 2021, and represented distributions from ordinary income and long term capital gains as a result of the Company’s earnings and profits exceeding its distributions. For the year ended December 31, 2019, total distributions of $1.44 per share were declared and paid and represented distributions of ordinary income and long term capital gains as a result of the Company’s earnings and profits exceeding its distributions. As of December 31, 2021, the Company estimated it had undistributed 2021 taxable earnings of $12.4 million, or $0.40 per share. The Company expects to pay this “spillover” income as part of the 2022 dividends. Since March 5, 2014 (commencement of operations) to December 31, 2021, total distributions of $11.50 per share have been declared and paid as of December 31, 2021.

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
It is the Company’s intention to distribute 100% of its annual taxable income to its stockholders and thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019.
In addition, during the year ended December 31, 2021, the Company adjusted net assets for permanent differences between financial reporting and tax reporting. These differences relate to non-deductible excise taxes that were reclassified between the following components of net assets:

	For the Year Ended December 31,
(in thousands)	2021	2020
Paid-in capital in excess of par value	$(337)	$(478)
Undistributed net investment income	337	411
Realized gains (losses)	—	67
For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains, or a combination thereof. During the year ended December 31, 2021, the Company distributed $44.5 million through four regular quarterly distributions. During the year ended December 31, 2020, the Company distributed $47.4 million through four regular quarterly distributions and one special dividend. The tax character of distributions paid for the years ended December 31, 2021 and 2020 was $39.5 million and $44.3 million from ordinary income with $5.0 million and $3.1 million in distributions made from long term capital gains, respectively. The Company expects to distribute $12.4 million of undistributed taxable income in 2022 to meet its intention of distributing all of its taxable income earned in the calendar year 2021. The amount of undistributed taxable income in the calendar year 2021 arises from $12.4 million of excess ordinary income. The Company distributed $16.2 million of undistributed taxable income in 2021 to meet its intention of distributing all of its taxable income earned in the calendar year 2020. The tax cost of investments is $820.3 million as of December 31, 2021. As of December 31, 2021 the Company has $37.5 million capital loss carryforwards available to offset future realized capital gains.
As of December 31, 2021 and 2020, the components of distributable earnings on a tax basis are as follows:

	For the Year Ended December 31,
(in thousands)	2021	2020
Undistributed ordinary income	$12,439	$11,244
Undistributed-long term capital gains/(loss) carryforward	(37,490)	5,001
Unrealized gains (losses)	45,014	(28,633)
Total	$19,963	$(12,388)
For the year ended December 31, 2021, the Company paid $478,000 of U.S. federal excise tax and had $337,000 accrued but unpaid U.S federal excise tax as of the balance sheet date. For the year ended December 31, 2020, the Company paid $259,000 of U.S. federal excise tax and had $478,000 accrued but unpaid U.S federal excise tax as of the balance sheet date.
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

Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2018-2021 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The Company may remain subject to examination by the state taxing authorities for an additional year depending on the jurisdiction.
Note 13. Selected Quarterly Financial Results
The following tables set forth selected quarterly financial data for the three months ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021, and for the three months ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020.

Selected Quarterly Financial Results (unaudited) (in thousands, except per share data)	For the Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Total investment and other income	$19,974	$20,322	$21,227	$25,869
Net investment income	$8,907	$9,403	$9,887	$12,907
Net realized gains (losses) on investments	$(15,697)	$55	$(3,122)	$(1,237)
Net change in unrealized unrealized gains (losses) on investments	$18,649	$3,209	$32,095	$2,183
Net realized loss on extinguishment of debt	$—	$(681)	$—	$—
Net increase (decrease) in net assets resulting from operations	$11,859	$11,986	$38,860	$13,853

Basic and diluted net investment income per share	$0.29	$0.30	$0.32	$0.42
Basic and diluted net increase in net assets per share	$0.38	$0.39	$1.26	$0.45
Net asset value per common share at period end	$13.00	$13.03	$13.92	$14.01

Selected Quarterly Financial Results (unaudited) (in thousands, except per share data)	For the Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total investment and other income	$20,841	$23,796	$23,125	$23,422
Net investment income	$12,237	$11,536	$12,205	$11,876
Net realized gains (losses) on investments	$(330)	$801	$4,089	$3,990
Net change in unrealized unrealized gains (losses) on investments	$(17,025)	$8,885	$(1,850)	$(11,107)
Net increase (decrease) in net assets resulting from operations	$(5,118)	$21,222	$14,444	$4,759

Basic and diluted net investment income per share	$0.41	$0.38	$0.40	$0.39
Basic and diluted net increase in net assets per share	$(0.17)	$0.69	$0.47	$0.15
Net asset value per common share at period end	$12.85	$13.17	$13.28	$12.97
Note 14. Subsequent Events
Distribution
On February 22, 2022, the Board declared a $0.36 per share regular quarterly distribution, payable on March 31, 2022 to stockholders of record on March 15, 2022.
Recent Portfolio Activity
From January 1, 2022 through March 1, 2022, the Company closed $27.7 million of additional debt commitments and funded $10.2 million in new investments. TPC’s direct originations platform entered into $432.3 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From January 1, 2022 through March 1, 2022, the Company received $89.0 million of principal prepayments, which included principal prepayments from Casper Sleep Inc., Sonder Holdings Inc. and Virtual Instruments Corporation, generating over $3.0 million of accelerated income.

Issuance of 5.00% Series 2022A Senior Notes Due 2027
On February 28, 2022, the Company issued $125,000,000 in aggregate principal amount of 5.00% Series 2022A Senior Notes due 2027 (the “2027 Notes”). The 2027 Notes were issued in a private placement to certain qualified institutional investors, pursuant to the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes bear a fixed interest rate of 5.00% per year and will mature on February 28, 2027, unless redeemed, purchased or prepaid by the Company prior to such date in accordance with their terms. In the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
Interest on the 2027 Notes will be due semiannually on February 28 and August 28 each year, beginning on August 28, 2022. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes, the 2026 Notes and the 2025 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2026 Notes and the 2025 Notes.
The 2027 Notes were offered in reliance on Section 4(a)(2) of Securities Act. The 2027 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

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
Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
Attestation Report of the Registered Public Accounting Firm
This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2021 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financing reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Stockholder Transaction Expenses:
Sales load payable by us (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as percentage of net assets attributable to common stock):
Base management fee payable under the Investment Advisory Agreement	2.88%	(4)
Incentive fee payable under the Investment Advisory Agreement (20% of net investment income and realized capital gains)	2.37%	(5)
Interest payments on borrowed funds	4.00%	(6)
Other expenses	1.41%	(7)
Total annual expenses	10.66%
_______________
(1)In the event that the securities are sold to or through underwriters or agents, a corresponding prospectus or prospectus supplement will disclose the applicable sales load and other offering expenses to be borne by us and our stockholders.
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
(5)Assumes that annual incentive fees earned by our Adviser remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the year ended December 31, 2021 adjusted for any equity issuances. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable.

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
(6)“Interest payments on borrowed funds” represent our annual interest payment, fees and credit facility expenses based on results of operations for the year ended December 31, 2021, including with respect to the Credit Facility, the 2022 Notes, the 2025 Notes and the 2026 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board’s and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)“Other expenses” (approximately $6.7 million) represent amounts which are based upon the results of our operations for the year ended December 31, 2021, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.

Example

    The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$83	$241	$388	$716
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized gains	$93	$267	$426	$769
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

Financial Highlights
The following table shows the financial highlights for the years ended December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and for the period from March 5, 2014 (Commencement of Operations) to December 31, 2014. The most recent five years ended December 31, 2021, 2020, 2019, 2018 and 2017 have been audited. Refer to “Note 8. Financial Highlights” in the notes to the consolidated financial statements.

Financial Highlights (in thousands, except per share data)	For the Year Ended December 31, or as of December 31,
	2021	2020	2019	2018	2017	2016	2015	2014(1)
Per Share Data(2)(3)
Initial public offering price	$—	$—	$—	$—	$—	$—	$—	$15.00
Front end sales charges	—	—	—	—	—	—	—	(0.44)
Net proceeds	—	—	—	—	—	—	—	14.56
Offering costs	—	—	—	—	—	—	—	(0.18)
Net asset value at beginning of period	$12.97	$13.34	$13.50	$13.25	$13.51	$14.21	$14.61	$14.38
Changes in net asset value due to:
Net investment income	1.33	1.57	1.54	1.71	1.61	1.42	1.46	1.30
Net realized gains (losses) on investments	(0.65)	0.28	(0.02)	0.08	(0.01)	(1.28)	(0.02)	—
Net change in unrealized gains (losses) on investments	1.81	(0.69)	(0.24)	(0.01)	(0.35)	0.55	(0.40)	0.15
Net increase (decrease) from capital share transactions(3)	—	0.01	—	0.01	—	0.05	—	—
Net realized losses on extinguishment of debt	(0.02)	—	—	—	(0.07)	—	—	—
Distributions from net investment income	(1.28)	(1.44)	(1.42)	(1.54)	(1.44)	(0.24)	(1.44)	(1.22)
Distributions from realized gains on investments	(0.16)	(0.10)	(0.02)	—	—	—	—	—
Distributions from return of capital	—	—	—	—	—	(1.20)	—	—
Net asset value at end of period	$14.01	$12.97	$13.34	$13.50	$13.25	$13.51	$14.21	$14.61

Net investment income per share	$1.33	$1.57	$1.54	$1.71	$1.61	$1.42	$1.46	$1.30
Net increase in net assets resulting from operations per share	$2.47	$1.16	$1.28	$1.78	$1.18	$0.69	$1.03	$1.45
Weighted average shares of common stock outstanding for period	30,936	30,566	24,844	20,488	16,324	16,160	15,042	9,870
Shares of common stock outstanding at end of period	31,011	30,871	24,923	24,780	17,730	15,981	16,302	9,924

Ratios / Supplemental Data
Net asset value at beginning of period	$400,435	$332,506	$334,531	$234,945	$215,863	$231,646	$144,979	$141,572
Net asset value at end of period	$434,491	$400,435	$332,506	$334,531	$234,945	$215,863	$231,646	$144,979
Average net asset value	$407,195	$408,182	$343,919	$275,889	$219,457	$218,881	$218,623	$144,237
Stock price at end of period	$17.96	$13.04	$14.22	$10.89	$12.69	$11.78	$11.96	$14.85

Total return based on net asset value per share(4)	19.9%	14.2%	9.5%	16.0%	9.6%	8.9%	9.5%	10.1%
Total return based on stock price(5)	52.8%	7.7%	44.7%	(2.3)%	20.4%	12.9%	(9.4)%	7.1%

Net investment income to average net asset value	10.1%	11.7%	11.1%	12.7%	12.0%	10.5%	10.0%	10.7%
Net increase (decrease) in net assets to average net asset value	18.8%	8.6%	9.2%	13.3%	8.8%	5.1%	7.1%	12.0%
Ratio of expenses to average net asset value	11.4%	10.6%	10.2%	10.8%	11.5%	9.4%	9.2%	10.5%
Operating expenses excluding incentive fees to average net asset value	8.8%	8.5%	7.9%	7.6%	8.9%	8.1%	7.3%	8.1%
Income incentive fees to average net asset value	2.5%	2.1%	2.4%	3.2%	2.6%	1.3%	2.0%	2.2%
Capital gains incentive fees to average net asset value	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	(0.1)%	0.2%
_____________
(1)Represents the period from March 5, 2014 (Commencement of Operations) to December 31, 2014, or as of December 31, 2014.
(2)Table may not foot due to rounding.

(3)All per share activity is calculated based on the weighted average shares outstanding for the relevant period, except net increase (decrease) in net assets from capital share transactions, which is based on the common shares outstanding as of the relevant balance sheet date.
(4)Total return based on NAV is the change in ending NAV per share plus distributions per share paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning NAV per share. Total return does not reflect sales charges that may be incurred by stockholders.
(5)Total return based on stock price is the change in the ending stock price of the Company’s common stock plus distributions paid during the period assuming participation in the Company’s dividend reinvestment plan divided by the beginning stock price of the Company’s common stock. Total return does not reflect sales charges that may be incurred by stockholders.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2022 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
We have adopted a code of business conduct and ethics that applies to directors, officers and employees of the Company. This code of ethics is published under the “Governance Documents” tab on our website at www.tpvg.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2022 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2022 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2022 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2022 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
(b)Exhibits
    The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate(3)

4.2	Indenture between TriplePoint Venture Growth BDC Corp. and U.S. National Bank Association, as trustee, dated July 31, 2015(4)

4.3	Second Supplemental Indenture relating to the 5.75% Notes due 2022, by and between TriplePoint Venture Growth BDC Corp and U.S. National Bank Association, as trustee, dated July 14, 2017(5)

4.4	Form of Global Note with respect to the 5.75% Notes due 2022(6)

4.5	Master Note Purchase Agreement, dated March 19, 2020, by and among TriplePoint Venture Growth BDC Corp and the Purchasers party thereto(17)

4.6	Form of 4.50% Series 2020A Senior Note, due March 19, 2025 (incorporated by reference to Exhibit 4.5 hereto)

4.7	First Supplement to Master Note Purchase Agreement, dated as of March 1, 2021, by and among TriplePoint Venture Growth BDC Corp. and the Additional Purchasers party thereto(18)

4.8	Form of 4.50% Series 2021A Senior Note, due March 1, 2026 (incorporated by reference to Exhibit 4.7 hereto)

4.9	Second Supplement to Master Note Purchase Agreement, dated as of February 28, 2022, by and among TriplePoint Venture Growth BDC Corp. and the Additional Purchasers party thereto(21)

4.10	Form of 5.00% Series 2022A Senior Note, due February 28, 2027 (incorporated by reference to Exhibit 4.9 hereto)

4.11	Description of TriplePoint Venture Growth BDC Corp.’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934(19)

10.1	Dividend Reinvestment Plan(7)

10.2	Investment Advisory Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Advisers LLC, dated February 18, 2014(8)

10.3	Custody Agreement between TriplePoint Venture Growth BDC Corp. and U.S. Bank, N.A., dated February 26, 2014(9)

10.4	Form of Custody Agreement between TriplePoint Venture Growth BDC Corp. and MUFG Union Bank, N.A., dated October 8, 2020(20)

10.5	Administration Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Administrator LLC, dated February 18, 2014(10)

10.6	License Agreement between TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, dated February 18, 2014(11)

10.7	Form of Indemnification Agreement between TriplePoint Venture Growth BDC Corp. and each of its directors and executive officers(12)

10.8
Form of Receivables Financing Agreement, dated as of February 21, 2014, among TPVG Variable Funding Company LLC, as borrower, TriplePoint Venture Growth BDC Corp., individually and as collateral manager and as sole equityholder of the borrower, Vervent Inc., as backup collateral manager, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, Deutsche Bank Trust Company Americas, as paying agent and custodian and the other agents parties thereto, as amended and conformed through Omnibus Amendment dated October 8, 2021(*)(**)

10.9	Pledge Agreement between TriplePoint Venture Growth BDC Corp., TPVG Variable Funding Company LLC and Deutsche Bank AG, dated February 21, 2014(13)

10.10	Blocked Account Control Agreement between TPVG Variable Funding Company LLC, Deutsche Bank AG and U.S. Bank, National Association, dated February 21, 2014(14)

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
(16)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on October 26, 2017.
(17)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 19, 2020.
(18)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 1, 2021.
(19)Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-K (File No. 814-01044) filed on March 4, 2020.

(20)Incorporated by reference to Exhibit (j)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-254802) filed on March 29, 2021.
(21)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 1, 2022.
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

TriplePoint Venture Growth BDC Corp.
Date: March 2, 2022	By:	/s/ JAMES P. LABE
James P. Labe
Chief Executive Officer and Chairman
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 2, 2022.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	James P. Labe		March 2, 2022

By:	/s/ CHRISTOPHER M. MATHIEU	Chief Financial Officer (Principal Financial and Accounting Officer)
	Christopher M. Mathieu		March 2, 2022

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President, Secretary, Treasurer and Director
	Sajal K. Srivastava		March 2, 2022

By:	/s/ GILBERT E. AHYE	Director
	Gilbert E. Ahye		March 2, 2022

By:	/s/ STEVEN P. BIRD	Director
	Steven P. Bird		March 2, 2022

By:	/s/ STEPHEN A. CASSANI	Director
	Stephen A. Cassani		March 2, 2022

By:	/s/ CYNTHIA M. FORNELLI	Director
	Cynthia M. Fornelli		March 2, 2022

By:	/s/ KATHERINE J. PARK	Director
	Katherine J. Park		March 2, 2022

By:	/s/ KIMBERLEY H. VOGEL	Director
	Kimberley H. Vogel		March 2, 2022