Form 10-Q
period 2022-03-31
TriplePoint Venture Growth BDC Corp.
filed 2022-05-04
CIK 1580345

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
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
There were 31,036,522 shares of the Registrant’s common stock outstanding as of May 4, 2022.

TriplePoint Venture Growth BDC Corp.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investments at fair value (amortized cost of $783,694 and $837,849, respectively)	$806,447	$865,340
Cash and cash equivalents	51,275	51,272
Restricted cash	—	7,875
Deferred credit facility costs	1,946	2,170
Prepaid expenses and other assets	915	1,013
Total assets	$860,583	$927,670

Liabilities
Revolving Credit Facility	$25,000	$200,000
2025 Notes, net	69,391	69,348
2026 Notes, net	198,266	198,155
2027 Notes, net	123,684	—
Base management fee payable	3,717	3,265
Income incentive fee payable	3,387	3,227
Other accrued expenses and liabilities	7,679	19,184
Total liabilities	$431,124	$493,179
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	310	310
Paid-in capital in excess of par value	414,644	414,218
Total distributable earnings (loss)	14,505	19,963
Total net assets	$429,459	$434,491
Total liabilities and net assets	$860,583	$927,670

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	31,037	31,011
Net asset value per share	$13.84	$14.01

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Investment income
Interest income from investments	$25,934	$19,191
Other income
Expirations / terminations of unfunded commitments	44	328
Other fees	1,371	455
Total investment and other income	27,349	19,974

Operating expenses
Base management fee	3,717	2,924
Income incentive fee	3,387	2,227
Interest expense and amortization of fees	5,099	4,351
Administration agreement expenses	578	519
General and administrative expenses	1,021	1,046
Total operating expenses	13,802	11,067

Net investment income	13,547	8,907

Net realized and unrealized gains (losses)
Net realized gains (losses) on investments	(3,105)	(15,697)
Net change in unrealized gains (losses) on investments	(4,737)	18,649
Net realized and unrealized gains (losses)	(7,842)	2,952

Net increase (decrease) in net assets resulting from operations	$5,705	$11,859

Basic and diluted net investment income per share	$0.44	$0.29
Basic and diluted net increase (decrease) in net assets per share	$0.18	$0.38
Basic and diluted weighted average shares of common stock outstanding	31,011	30,881

Total basic and diluted distributions declared per share	$0.36	$0.36

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of December 31, 2020	30,871	$309	$412,514	$(12,388)	$400,435
Net increase (decrease) in net assets resulting from operations	—	—	—	11,859	11,859
Distributions reinvested in common stock	46	—	624	—	624
Distributions from distributable earnings	—	—	—	(11,118)	(11,118)
Balance as of March 31, 2021	30,917	$309	$413,138	$(11,647)	$401,800

Balance as of December 31, 2021	31,011	$310	$414,218	$19,963	$434,491
Net increase (decrease) in net assets resulting from operations	—	—	—	5,705	5,705
Distributions reinvested in common stock	26	—	426	—	426
Distributions from distributable earnings	—	—	—	(11,163)	(11,163)
Balance as of March 31, 2022	31,037	$310	$414,644	$14,505	$429,459

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$5,705	$11,859
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(64,969)	(59,906)
Principal payments and proceeds from investments	121,648	66,035
Payment-in-kind interest on investments	(1,583)	(1,981)
Net change in unrealized (gains) losses on investments	4,737	(18,649)
Net realized (gains) losses on investments	3,105	15,697
Amortization and (accretion) of premiums and discounts, net	(4,262)	(921)
(Accretion) reduction of end-of-term payments, net of prepayments	218	(192)
Amortization of debt fees and issuance costs	408	705
Change in operating assets and liabilities:
Prepaid expenses and other assets	98	(566)
Base management fee payable	452	(143)
Income incentive fee payable	160	(555)
Other accrued expenses and liabilities	(11,505)	(6,020)
Net cash (used in) provided by operating activities	54,212	5,363
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	25,000	40,000
Repayments under revolving credit facility	(200,000)	(158,000)
Distributions paid	(10,737)	(13,580)
Deferred credit facility costs	—	(226)
Proceeds from issuance of 2027 Notes	125,000	—
Debt issuance costs 2027 Notes	(1,347)	—
Proceeds from issuance of 2026 Notes	—	200,000
Debt issuance costs 2026 Notes	—	(2,135)
Net cash provided by (used in) financing activities	(62,084)	66,059
Net change in cash, cash equivalents and restricted cash	(7,872)	71,422
Cash, cash equivalents and restricted cash at beginning of period	59,147	44,677
Cash, cash equivalents and restricted cash at end of period	$51,275	$116,099

	For the Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$51,275	$114,964
Restricted cash	—	1,135
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$51,275	$116,099

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,244	$3,789
Distributions reinvested	$426	$624
Excise tax paid	$337	$478

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	$7,000	$6,948	$6,948	12/31/2024
Filevine, Inc.	Growth Capital Loan (6.00% cash interest rate + 6.00% PIK interest, 5.50% EOT payment)(2)	4/20/2021	24,317	24,323	24,323	4/30/2025
	Growth Capital Loan (6.00% cash interest rate + 6.00% PIK interest)(2)	9/30/2021	2,061	2,040	2,040	9/30/2025
			26,378	26,363	26,363
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	20,000	19,593	19,593	6/30/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	334	334	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	540	540	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	274	274	10/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)(2)	1/21/2022	347	339	339	1/31/2024
			21,510	21,080	21,080
Hi.Q, Inc.	Growth Capital Loan (11.75% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,347	13,347	6/30/2024
	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 1.00% EOT payment)	12/31/2020	6,867	6,856	6,856	8/31/2025
			20,117	20,203	20,203
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	6/29/2018	1,117	1,318	1,319	6/30/2022
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	11/5/2019	2,963	3,031	3,042	11/30/2023
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	1/31/2020	1,939	1,978	1,986	1/31/2024
			6,019	6,327	6,347
Uniphore Technologies Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)(2)	12/22/2021	7,000	6,948	6,948	12/31/2024
	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)(2)	12/22/2021	7,000	6,948	6,948	12/31/2024
			14,000	13,896	13,896
Total Business Applications Software - 22.08%*			95,024	94,817	94,837

Business Products and Services
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)	12/30/2021	20,000	19,455	19,455	12/31/2025
RenoRun US Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)(2)	12/30/2021	2,250	2,176	2,176	12/31/2025
	Convertible Note (Prime + 4.00% interest rate, 7.25% floor)(2)	12/30/2021	625	625	625	12/30/2023
			2,875	2,801	2,801
Total Business Products and Services - 5.18%*			22,875	22,256	22,256

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	$5,796	$5,729	$5,729	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	438	433	433	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	525	517	517	8/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	10/6/2021	2,430	2,381	2,381	10/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	1,578	1,542	1,542	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	4,233	4,137	4,137	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	1,414	1,375	1,375	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	540	525	525	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	95	92	92	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	3,060	2,968	2,968	1/31/2024
			20,109	19,699	19,699
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	25,000	24,666	24,666	3/31/2027
Total Business/Productivity Software - 10.33%*			45,109	44,365	44,365

Computer Hardware
Grey Orange International Inc.	Growth Capital Loan (8.25% interest rate, 3.75% EOT payment)	9/24/2021	1,333	1,335	1,335	9/30/2022
	Growth Capital Loan (10.75% interest rate, 5.25% EOT payment)	12/30/2021	6,667	6,495	6,495	6/30/2025
Total Computer Hardware - 1.82%*			8,000	7,830	7,830

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	6,000	6,063	6,063	10/31/2023
	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	9/30/2021	9,000	8,891	8,891	9/30/2024
			15,000	14,954	14,954
Thingy Thing Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	2,000	1,985	1,985	4/30/2025
Total Consumer Finance - 3.94%*			17,000	16,939	16,939

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,502	2,482	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	983	983	6/30/2025
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)	9/30/2020	19,000	19,079	19,079	9/30/2024
	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)(2)	9/30/2021	6,000	5,953	5,953	9/30/2025
			25,000	25,032	25,032
Total Consumer Non-Durables - 6.64%*			28,500	28,517	28,497

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)(2)	1/26/2022	$1,875	$1,859	$1,859	1/31/2025
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	12/23/2020	2,654	2,708	2,708	12/31/2023
	Growth Capital Loan (9.00% interest rate, 7.00% EOT payment)	3/26/2021	4,906	4,998	4,998	3/31/2024
			7,560	7,706	7,706
everdrop GmbH(1)(3)	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 6.25% EOT payment)(2)	2/24/2022	224	222	220	2/28/2025
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)(2)	8/12/2021	6,000	5,938	5,938	8/31/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	3,350	3,405	3,405	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	6,700	6,700	6,700	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/10/2021	7,475	7,484	7,484	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/31/2021	7,475	7,474	7,474	2/28/2025
			25,000	25,063	25,063
JOKR S.à r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	3,000	2,806	2,806	11/30/2025
	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.00% EOT payment)(2)	11/2/2021	504	487	487	10/13/2022
			3,504	3,293	3,293
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 11.75% EOT payment)	2/26/2019	4,000	4,294	4,294	2/29/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 10.55% EOT payment)	4/4/2019	5,000	5,367	5,367	2/29/2024
			9,000	9,661	9,661
Project 1920, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	2,000	1,958	1,958	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	600	591	591	3/25/2023
			2,600	2,549	2,549
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	9,823	9,823	5/31/2026
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	2/1/2021	8,654	8,602	7,891	1/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	5/27/2021	4,370	4,318	3,923	5/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	1/31/2022	2,011	1,959	1,934	1/31/2026
			15,035	14,879	13,748
Total Consumer Products and Services - 18.60%*			80,798	80,993	79,860

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 6.50% floor, 3.50% EOT payment)	4/30/2021	500	516	516	4/30/2022
Total Consumer Retail - 0.12%*			500	516	516

Database Software
Sisense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)(2)	12/28/2021	13,000	12,813	12,813	6/30/2024
Total Database Software - 2.98%*			13,000	12,813	12,813

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.50% EOT payment)	9/29/2021	$29,000	$28,694	$28,694	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	15,000	15,161	15,161	3/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)(2)	12/30/2021	2,500	2,411	2,411	6/30/2025
			17,500	17,572	17,572
Outfittery GMBH(1)(3)	Growth Capital Loan (5.50% cash interest rate + 5.50% PIK interest, 9.00% EOT payment)(2)	1/8/2021	19,825	21,419	20,316	1/1/2024
	Revolver (4.50% cash interest rate + 4.50% PIK interest, 5.00% EOT payment)(2)	3/5/2020	3,448	3,600	3,580	1/1/2024
			23,273	25,019	23,896
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	10,500	10,491	10,491	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	7,000	6,742	6,742	12/31/2024
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	3/31/2022	7,000	6,731	6,731	9/30/2025
			24,500	23,964	23,964
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	19,500	19,432	19,432	11/30/2024
Total E-Commerce - Clothing and Accessories - 26.44%*			113,773	114,681	113,558

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	4,168	4,139	4,176	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	1,951	1,932	1,949	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	4,163	4,107	4,146	8/31/2024
Total E-Commerce - Personal Goods - 2.39%*			10,282	10,178	10,271

Entertainment
Luminary Roli Limited(1)(3)(7)	Growth Capital Loan(2)	8/31/2021	35,492	29,530	9,896	8/31/2026
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	16,653	16,633	16,524	6/30/2022
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,204	1,204	1,172	3/31/2023
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,123	1,123	1,071	12/31/2023
			18,980	18,960	18,767
Total Entertainment - 6.67%*			54,472	48,490	28,663

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (8.00% interest rate)(2)	12/31/2020	32,349	31,629	31,629	12/31/2025
Total Financial Institution and Services - 7.36%*			32,349	31,629	31,629

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	15,000	15,131	15,131	12/31/2024
Total Food & Drug - 3.52%*			15,000	15,131	15,131

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Healthcare Technology Systems
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	$5,000	$5,018	$5,018	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	5,018	5,018	12/31/2023
	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 6.75% EOT payment)(2)	3/25/2022	20,000	19,648	19,648	9/30/2025
			30,000	29,684	29,684
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 7.75% EOT payment)	11/5/2019	11,851	12,804	12,804	11/30/2023
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/31/2020	10,000	10,128	10,128	12/31/2025
			21,851	22,932	22,932
Total Healthcare Technology Systems - 12.25%*			51,851	52,616	52,616

Multimedia and Design Software
Pencil and Pixel, Inc.	Growth Capital Loan (11.75% interest rate, 7.00% EOT payment)	3/20/2020	10,000	10,363	10,363	3/31/2024
	Growth Capital Loan (10.25% interest rate, 6.25% EOT payment)(2)	12/31/2020	5,000	5,044	5,044	12/31/2024
Total Multimedia and Design Software - 3.59%*			15,000	15,407	15,407

Other Financial Services
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,841	6,385	3/8/2031
Total Other Financial Services - 1.49%*			7,035	6,841	6,385

Real Estate Services
Demain ES (d/b/a Luko)(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	4,535	4,411	4,323	12/28/2024
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	5,669	5,513	5,404	12/28/2024
			10,204	9,924	9,727
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)(2)	12/30/2021	10,000	9,824	9,824	6/30/2024
True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	245	245	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	784	784	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	216	216	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	103	103	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	431	431	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	204	204	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	147	147	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,344	1,344	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	744	744	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	1/31/2022	170	166	166	1/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	2/25/2022	116	113	113	2/28/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	3/15/2022	300	292	292	3/31/2025
			4,891	4,789	4,789
Total Real Estate Services - 5.67%*			25,095	24,537	24,340

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Security Services
ForgeRock, Inc.	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	3/27/2019	$10,000	$10,396	$10,543	9/30/2025
	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	9/30/2019	10,000	10,294	10,448	12/31/2025
	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	12/23/2019	10,000	10,255	10,408	12/31/2025
Total Security Services - 7.31%*			30,000	30,945	31,399

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	12/30/2021	27,500	27,514	27,514	6/30/2024
Total Shopping Facilitators - 6.41%*			27,500	27,514	27,514

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	20,677	20,677	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	10,234	10,234	3/31/2024
	Convertible Note (5.00% interest rate)(2)	8/11/2020	300	300	300	2/11/2023
Total Travel & Leisure - 7.27%*			30,300	31,211	31,211

Total Debt Investments - 162.07%*			$723,463	$718,226	$696,037

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Building Materials/Construction Machinery
View, Inc.	Common Stock(2)	6/13/2017	105,682	500	—
Total Building Materials/Construction Machinery - 0.00%*				500	—

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	138
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	117
Envoy, Inc.	Preferred Stock(2)	5/8/2020	35,893	82	401
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	1,086
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	294
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	810
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	886
	Preferred Stock	12/31/2020	36,498	45	38
				241	924
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	456
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018	—	213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	187
Total Business Applications Software - 1.80%*				3,797	7,746

Business Products and Services
Cart.com, Inc.	Common Stock	12/30/2021	32,731	477	404
	Common Stock(2)	3/31/2022	2,719	17	17
				494	421
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	197
RenoRun Inc.(1)(3)	Preferred Stock(2)	12/30/2021	15,906	348	348
Total Business Products and Services - 0.22%*				1,039	966

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock	7/6/2021	9,457	556	654
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	87,385	87	87
Total Business/Productivity Software - 0.17%*				643	741

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	33
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.03%*				120	144

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	188
Total Commercial Services - 0.04%*				188	188

Computer Hardware
Grey Orange International Inc.	Preferred Stock	3/16/2021	27,878	183	116
Total Computer Hardware - 0.03%*				183	116

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Conferencing Equipment / Services
Fuze, Inc. (f/k/a Thinking Phone Networks, Inc.)	Preferred Stock(2)	9/29/2015	323,381	$670	$—
Total Conferencing Equipment / Services - 0.00%*				670	—

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock	10/8/2020	86,268	226	317
Thingy Thing Inc.	Preferred Stock	10/21/2021	5,855	17	273
Total Consumer Finance - 0.14%*				243	590

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	21
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	14
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Preferred Stock(2)	11/27/2019	98,723	73	205
Imperfect Foods, Inc.	Preferred Stock(2)	6/6/2019	49,709	189	321
	Common Stock	9/30/2020	48,391	208	411
				397	732
Total Consumer Non-Durables - 0.23%*				505	972

Consumer Products and Services
Baby Generation, Inc.	Common Stock(2)	1/26/2022	23,424	18	18
Clutter Inc.	Preferred Stock(2)	10/18/2018	77,434	363	567
	Preferred Stock	9/30/2020	29,473	169	169
				532	736
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	22,948	100	100
Good Eggs, Inc.	Preferred Stock(2)	8/12/2021	495,186	124	238
Hydrow, Inc.	Common Stock(2)	2/9/2021	103,267	143	332
	Preferred Stock(2)	8/6/2021	53,903	89	109
				232	441
JOKR S.à r.l.(1)(3)	Preferred Stock	10/14/2021	10,663	273	273
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	15
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	50,820	28	28
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	143	84
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	394
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	2/1/2021	704,689	145	415
Total Consumer Products and Services - 0.88%*				2,558	3,762

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	127
Savage X, Inc.	Preferred Stock	4/7/2020	28,977	471	803
Total Consumer Retail - 0.22%*				639	930

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021	—	190	421
Total Database Software - 0.10%*				190	421

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	$940	$881
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	586
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017	—	1,850	2,158
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	217
	Common Stock(2)	11/25/2015	149,203	1,081	562
				1,294	779
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock	11/30/2020	229,330	762	638
Trendly, Inc.	Preferred Stock	5/27/2021	498,110	299	613
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018	—	39	57
Total E-Commerce - Clothing and Accessories - 1.35%*				5,741	5,782

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	4/2/2018	264,140	219	1,305
	Preferred Stock(2)	5/22/2019	109,114	228	347
				447	1,652
Merama Inc.	Preferred Stock	4/28/2021	191,274	405	1,570
Total E-Commerce - Personal Goods - 0.75%*				852	3,222

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	274
Total Entertainment - 0.06%*				922	274

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	220
Revolut Ltd(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	2,366
	Preferred Stock(2)	10/29/2019	7,945	324	2,425
				364	4,791
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	6,601
	Preferred Stock(2)	12/23/2015	46,548	136	2,190
				518	8,791
Total Financial Institution and Services - 3.43%*				2,112	14,711

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	437	1,312
	Cash Exit Fee(5)	12/28/2018	—	129	242
Total Food & Drug - 0.36%*				566	1,554

General Media and Content
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	1,092
Total General Media and Content - 0.25%*				624	1,092

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	22	22
The Pill Club Holdings, Inc.	Common Stock(2)	12/31/2021	152,422	61	152
Total Healthcare Services - 0.04%*				83	174

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	43
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	542
	Preferred Stock(2)	3/25/2022	419,960	160	160
				355	702
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Preferred Stock	8/19/2019	102,135	270	597
Total Healthcare Technology Systems - 0.31%*				683	1,342

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	$112	$—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Pencil and Pixel, Inc.	Preferred Stock	2/28/2020	167,221	199	170
Total Multimedia and Design Software - 0.04%*				199	170

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	103
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	332
Total Network Systems Management Software - 0.10%*				186	435

Other Financial Services
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	558
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	304
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	744,225	223	4,197
Total Other Financial Services - 1.18%*				708	5,059

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	6
Demain ES (d/b/a Luko)(1)(3)	Preferred Stock(2)	12/23/2021	4,787	237	232
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	369
	Preferred Stock(2)	11/5/2020	55,326	76	292
				120	661
Homeward, Inc.	Preferred Stock(2)	12/10/2021	71,816	278	278
Sonder Holdings Inc.	Preferred Stock(2)	12/28/2018	200,480	232	401
	Preferred Stock(2)	3/4/2020	20,988	42	28
				274	429
True Footage Inc.	Preferred Stock	11/24/2021	55,098	75	75
Total Real Estate Services - 0.39%*				990	1,681

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	12/30/2021	36,450	169	165
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.07%*				211	303

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Transportation
Bird Global, Inc. (f/k/a Bird Rides, Inc.)	Preferred Stock(2)	4/18/2019	59,908	193	34
Total Transportation - 0.01%*				193	34

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	362	238
Total Travel & Leisure - 0.06%*				362	238

Total Warrant Investments - 12.30%*				$26,135	$52,811

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2022
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$167
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	250	356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	158
Envoy, Inc.	Preferred Stock(2)	12/30/2021	21,216	667	667
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	357
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	264
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Toast, Inc.	Common Stock(2)(10)	2/1/2018	128,379	27	2,790
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	350
Total Business Applications Software - 1.21%*				2,205	5,212

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	149
Total Business/Productivity Software - 0.03%*				150	149

Communications Software
Pluribus Networks, Inc.	Preferred Stock(2)	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.47%*				2,000	2,000

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	171
Total Consumer Finance - 0.04%*				150	171

Consumer Products and Services
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,796	187	187
Total Consumer Products and Services - 0.04%*				187	187

Commercial Services
MXP Prime GmbH(1)(3)	Preferred Stock(2)	2/3/2022	96	1,140	1,114
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.27%*				1,190	1,164

Consumer Non-Durables
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Common Stock(2)(10)	4/29/2019	78,935	500	421
Imperfect Foods, Inc.	Preferred Stock(2)	1/29/2021	35,649	500	540
Total Consumer Non-Durables - 0.22%*				1,000	961

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	550
	Preferred Stock(2)	3/19/2021	46,456	335	381
				668	931
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	140,059	420	436
Total Consumer Products and Services - 0.32%*				1,088	1,367

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	738
	Preferred Stock(2)	11/30/2021	10,393	500	500
Total Consumer Retail - 0.29%*				1,000	1,238

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2022
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	$500	$669
Total E-Commerce - Clothing and Accessories - 0.16%*				500	669

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Common Stock(2)(10)	9/7/2018	42,414	269	161
Grove Collaborative, Inc.	Preferred Stock(2)	6/5/2018	134,249	500	977
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	197
	Preferred Stock(2)	4/19/2021	14,490	83	171
	Preferred Stock(2)	9/1/2021	10,298	167	167
				283	535
Total E-Commerce - Personal Goods - 0.39%*				1,052	1,673

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(10)	1/5/2018	62,258	250	317
Total Educational/Training Software - 0.07%*				250	317

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	1,177
Total Entertainment - 0.27%*				3,525	1,177

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	17,142	15,413
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	10,090
Total Financial Institution and Services - 5.94%*				17,434	25,503

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	75,013	500	867
	Preferred Stock(2)	4/21/2021	5,176	75	78
Total Food & Drug - 0.22%*				575	945

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	224
	Common Stock(2)	1/14/2020	142,855	404	264
				600	488
Medly Health Inc.	Preferred Stock(2)	8/12/2021	209,979	250	267
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	255
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Preferred Stock(2)	5/31/2019	81,708	1,000	950
Total Healthcare Technology Systems - 0.46%*				2,228	1,960

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	902
	Preferred Stock(2)	4/7/2020	9,022	125	165
Total Network Systems Management Software - 0.25%*				525	1,067

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2022
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Other Financial Services
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	$1,000	$1,536
	Ordinary Shares(2)	1/5/2022	26,281	516	497
				1,516	2,033
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,768
Total Other Financial Services - 0.89%*				2,780	3,801

Real Estate Services
Sonder Holdings Inc.	Preferred Stock(2)	5/21/2019	29,773	313	120
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	100
Total Real Estate Services - 0.05%*				413	220

Security Services
ForgeRock, Inc.	Common Stock(2)(10)	9/24/2021	301,249	494	6,603
Total Security Services - 1.54%*				494	6,603

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	187
Inspirato LLC	Common Stock(2)(4)	9/11/2014	121,622	287	1,028
Total Travel & Leisure - 0.28%*				587	1,215

Total Equity Investments - 13.41%*				$39,333	$57,599

Total Investments in Portfolio Companies - 187.78%*(11)				$783,694	$806,447

Total Investments - 187.78%*(9)				$783,694	$806,447
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2022, non-qualifying assets represented 23.6% of the Company’s total assets, at fair value.
(2)As of March 31, 2022, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $72.6 million, $32.3 million and $40.3 million, respectively, for the March 31, 2022 investment portfolio. The tax cost of investments is $766.2 million.
(7)Debt is on non-accrual status as of March 31, 2022 and is therefore considered non-income producing. Non-accrual investments as of March 31, 2022 had a total cost and fair value of $29.5 million and $9.9 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in eight public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of March 31, 2022, the Company’s portfolio company investments that were subject to restrictions on sales totaled $795.9 million at fair value and represented 185.3% of the Company’s net assets. In addition, unless otherwise indicated, as of March 31, 2022, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(12)Acquisition date represents the date of the investment in the portfolio investment.
*    Value as a percentage of net assets.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	$7,000	$6,917	$6,917	12/31/2024
Envoy, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)	5/22/2020	949	976	1,023	5/31/2023
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)	3/31/2021	2,000	1,996	2,180	3/31/2024
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)	8/30/2021	2,000	1,968	2,180	8/31/2024
			4,949	4,940	5,383
Filevine, Inc.	Growth Capital Loan (6.00% cash interest rate + 6.00% PIK interest, 5.50% EOT payment)(2)	4/20/2021	23,956	23,886	23,886	4/30/2025
	Growth Capital Loan (6.00% cash interest rate + 6.00% PIK interest)(2)	9/30/2021	2,031	2,009	2,009	9/30/2025
			25,987	25,895	25,895
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	20,000	19,428	19,428	6/30/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	332	332	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	536	536	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	272	272	10/31/2023
			21,163	20,568	20,568
Hi.Q, Inc.	Growth Capital Loan (11.75% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,326	13,326	6/30/2024
	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 1.00% EOT payment)	12/31/2020	6,867	6,850	6,850	8/31/2025
			20,117	20,176	20,176
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	6/29/2018	2,208	2,416	2,418	6/30/2022
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	11/5/2019	3,367	3,428	3,442	11/30/2023
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	1/31/2020	2,177	2,212	2,222	1/31/2024
			7,752	8,056	8,082
Uniphore Technologies Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)(2)	12/22/2021	7,000	6,917	6,917	12/31/2024
	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)(2)	12/22/2021	7,000	6,917	6,917	12/31/2024
			14,000	13,834	13,834
Total Business Applications Software - 23.21%*			100,968	100,386	100,855

Business Products and Services
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)	12/30/2021	20,000	19,326	19,326	12/31/2025
RenoRun US Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)(2)	12/30/2021	2,250	2,164	2,164	12/31/2025
	Convertible Note (Prime + 4.00% interest rate, 7.25% floor)(2)	12/30/2021	625	625	625	12/30/2023
			2,875	2,789	2,789
Total Business Products and Services - 5.09%*			22,875	22,115	22,115

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	$5,796	$5,679	$5,679	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	438	429	429	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	525	513	513	8/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	10/6/2021	2,430	2,361	2,361	10/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	1,578	1,529	1,529	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	4,233	4,102	4,102	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	1,414	1,364	1,364	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	540	521	521	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	95	92	92	12/31/2023
Total Business/Productivity Software - 3.82%*			17,049	16,590	16,590

Computer Hardware
Grey Orange International Inc.	Growth Capital Loan (8.25% interest rate, 3.75% EOT payment)	9/24/2021	1,333	1,313	1,313	9/30/2022
	Growth Capital Loan (10.75% interest rate, 5.25% EOT payment)	12/30/2021	6,667	6,448	6,448	6/30/2025
Total Computer Hardware - 1.79%*			8,000	7,761	7,761

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	6,000	6,026	6,026	10/31/2023
	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	9/30/2021	9,000	8,842	8,842	9/30/2024
			15,000	14,868	14,868
Thingy Thing Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	2,000	1,972	1,972	4/30/2025
Total Consumer Finance - 3.88%*			17,000	16,840	16,840

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,486	2,486	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	976	976	6/30/2025
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)	9/30/2020	19,000	19,021	19,021	9/30/2024
	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)(2)	9/30/2021	6,000	5,937	5,937	9/30/2025
			25,000	24,958	24,958
Total Consumer Non-Durables - 6.54%*			28,500	28,420	28,420

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	12/23/2020	$3,000	$3,025	$3,025	12/31/2023
	Growth Capital Loan (9.00% interest rate, 7.00% EOT payment)	3/26/2021	5,461	5,489	5,489	3/31/2024
			8,461	8,514	8,514
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)(2)	8/12/2021	6,000	5,889	5,889	8/31/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	3,350	3,385	3,385	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	6,700	6,652	6,652	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/10/2021	7,475	7,433	7,433	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/31/2021	7,475	7,423	7,423	2/28/2025
			25,000	24,893	24,893
JOKR S.à r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	3,000	2,781	2,781	11/30/2025
	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.00% EOT payment)(2)	11/2/2021	504	476	476	10/13/2022
			3,504	3,257	3,257
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 11.75% EOT payment)	2/26/2019	4,000	4,269	4,269	2/29/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 10.55% EOT payment)	4/4/2019	5,000	5,311	5,311	2/29/2024
			9,000	9,580	9,580
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	9,769	9,769	5/31/2026
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	2/1/2021	8,654	8,556	8,010	1/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	5/27/2021	4,370	4,295	3,981	5/31/2025
			13,024	12,851	11,991
Total Consumer Products and Services - 17.01%*			74,989	74,753	73,893

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 6.50% floor, 3.50% EOT payment)	4/30/2021	500	512	512	4/30/2022
Total Consumer Retail - 0.12%*			500	512	512

Database Software
Sisense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)(2)	12/28/2021	13,000	12,686	12,686	6/30/2024
Total Database Software - 2.92%*			13,000	12,686	12,686

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.50% EOT payment)	9/29/2021	$29,000	$28,493	$28,493	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	15,000	15,028	15,028	3/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)(2)	12/30/2021	2,500	2,392	2,392	6/30/2025
			17,500	17,420	17,420
Outfittery GMBH(1)(3)	Growth Capital Loan (5.50% cash interest rate + 5.50% PIK interest, 9.00% EOT payment)(2)	1/8/2021	19,825	20,686	19,981	1/1/2024
	Revolver (4.50% cash interest rate + 4.50% PIK interest, 5.00% EOT payment)(2)	3/5/2020	3,448	3,507	3,553	1/1/2024
			23,273	24,193	23,534
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	10,500	10,396	10,396	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	7,000	6,687	6,687	12/31/2024
			17,500	17,083	17,083
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	19,500	19,303	19,303	11/30/2024
Total E-Commerce - Clothing and Accessories - 24.36%*			106,773	106,492	105,833

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	4,168	4,107	4,147	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	1,951	1,916	1,935	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	4,163	4,076	4,118	8/31/2024
Total E-Commerce - Personal Goods - 2.35%*			10,282	10,099	10,200

Entertainment
Luminary Roli Limited(1)(3)(7)(13)	Growth Capital Loan(2)	8/31/2021	35,491	29,530	11,336	8/31/2026
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	16,163	16,125	15,916	6/30/2022
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,177	1,177	1,138	3/31/2023
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,098	1,098	1,040	12/31/2023
			18,438	18,400	18,094
Total Entertainment - 6.77%*			53,929	47,930	29,430

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (8.00% interest rate)(2)	12/31/2020	32,349	31,540	31,540	12/31/2025
Total Financial Institution and Services - 7.26%*			32,349	31,540	31,540

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	15,000	15,005	15,005	12/31/2024
Total Food & Drug - 3.45%*			15,000	15,005	15,005

Healthcare Technology Systems
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,974	4,974	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,974	4,974	12/31/2023
			10,000	9,948	9,948
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 7.75% EOT payment)	11/5/2019	13,468	14,297	14,297	11/30/2023
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/31/2020	10,000	10,069	10,069	12/31/2025
			23,468	24,366	24,366
Total Healthcare Technology Systems - 7.90%*			33,468	34,314	34,314

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Household & Office Goods
Casper Sleep Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 12.50% floor, 7.50% EOT payment)	8/9/2019	$15,000	$15,434	$16,283	8/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 11.25% floor, 6.25% EOT payment)	11/1/2019	15,000	15,539	16,072	10/31/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 10.00% EOT payment)	11/22/2021	9,000	9,092	9,876	6/13/2022
Total Household & Office Goods - 9.72%*			39,000	40,065	42,231

Multimedia and Design Software
Pencil and Pixel, Inc.	Growth Capital Loan (11.75% interest rate, 7.00% EOT payment)	3/20/2020	10,000	10,316	10,316	3/31/2024
	Growth Capital Loan (10.25% interest rate, 6.25% EOT payment)(2)	12/31/2020	5,000	5,015	5,015	12/31/2024
Total Multimedia and Design Software - 3.53%*			15,000	15,331	15,331

Network Systems Management Software
Virtual Instruments Corporation	Growth Capital Loan (12.00% interest rate)	4/4/2016	2,065	2,065	2,082	4/4/2022
	Growth Capital Loan (5.00% PIK interest)(2)	8/7/2018	33,587	33,587	33,700	4/4/2022
Total Network Systems Management Software - 8.24%*			35,652	35,652	35,782

Other Financial Services
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,832	6,560	3/8/2031
N26 GmbH(1)(3)	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 4.00% EOT payment)(2)	9/14/2021	26,667	26,509	25,450	9/30/2022
Total Other Financial Services - 7.37%*			33,702	33,341	32,010

Real Estate Services
Demain ES (d/b/a Luko)(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	4,535	4,375	4,376	12/28/2024
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	5,669	5,469	5,471	12/28/2024
			10,204	9,844	9,847
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)(2)	12/30/2021	10,000	9,717	9,717	6/30/2024
Sonder USA, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.25% EOT payment)	12/28/2018	5,407	6,352	6,511	6/30/2022
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	3,893	3,991	4,283	3/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	1,557	1,591	1,713	3/31/2024
			10,857	11,934	12,507
True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	244	244	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	779	779	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	214	214	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	102	102	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	428	428	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	203	203	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	146	146	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,336	1,336	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	740	740	12/31/2024
			4,305	4,192	4,192
Total Real Estate Services - 8.35%*			35,366	35,687	36,263

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Security Services
ForgeRock, Inc.	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	3/27/2019	$10,000	$10,367	$10,522	9/30/2025
	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	9/30/2019	10,000	10,261	10,423	12/31/2025
	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	12/23/2019	10,000	10,220	10,381	12/31/2025
Total Security Services - 7.21%*			30,000	30,848	31,326

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	12/30/2021	27,500	27,335	27,335	6/30/2024
Total Shopping Facilitators - 6.29%*			27,500	27,335	27,335

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	20,496	20,496	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	10,154	10,154	3/31/2024
	Convertible Note (5.00% interest rate)(2)	8/11/2020	300	300	300	2/11/2023
Total Travel & Leisure - 7.12%*			30,300	30,950	30,950

Total Debt Investments - 174.28%*			$781,202	$774,652	$757,222

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Building Materials/Construction Machinery
View, Inc.	Common Stock(2)	6/13/2017	105,682	500	2
Total Building Materials/Construction Machinery - 0.00%*				500	2

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock	7/6/2021	9,457	556	654
Total Business/Productivity Software - 0.15%*				556	654

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	138
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	117
Envoy, Inc.	Preferred Stock	5/8/2020	35,893	82	401
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	1,086
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	229
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	810
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	886
	Preferred Stock	12/31/2020	36,498	45	38
				241	924
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	456
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018	—	213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	34
Total Business Applications Software - 1.73%*				3,797	7,528

Business Products and Services
Cart.com, Inc.	Common Stock	12/30/2021	32,731	477	477
RenoRun Inc.(1)(3)	Preferred Stock(2)	12/30/2021	15,906	348	348
Total Business Products and Services - 0.19%*				825	825

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	33
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.03%*				120	144

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	188
Total Commercial Services - 0.04%*				188	188

Computer Hardware
Grey Orange International Inc.	Preferred Stock	3/16/2021	27,878	183	183
Total Computer Hardware - 0.04%*				183	183

Conferencing Equipment / Services
Fuze, Inc. (f/k/a Thinking Phone Networks, Inc.)	Preferred Stock(2)	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.05%*				670	205

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock	10/8/2020	86,268	$226	$317
Thingy Thing Inc.	Preferred Stock	10/21/2021	5,855	17	17
Total Consumer Finance - 0.08%*				243	334

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	21
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	14
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Preferred Stock(2)	11/27/2019	98,723	73	287
Imperfect Foods, Inc.	Preferred Stock(2)	6/6/2019	49,709	189	321
	Common Stock	9/30/2020	48,391	208	411
				397	732
Total Consumer Non-Durables - 0.24%*				505	1,054

Consumer Products and Services
Clutter Inc.	Preferred Stock(2)	10/18/2018	77,434	363	567
	Preferred Stock	9/30/2020	29,473	169	169
				532	736
Good Eggs, Inc.	Preferred Stock(2)	8/12/2021	495,186	124	238
Hydrow, Inc.	Common Stock(2)	2/9/2021	103,267	143	332
	Preferred Stock(2)	8/6/2021	53,903	89	109
				232	441
JOKR S.à r.l.(1)(3)	Preferred Stock	10/14/2021	10,663	273	273
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	15
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	143	84
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	139
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	2/1/2021	704,689	145	424
Total Consumer Products and Services - 0.78%*				2,412	3,370

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	127
Savage X, Inc.	Preferred Stock	4/7/2020	28,977	471	803
Total Consumer Retail - 0.21%*				639	930

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021	—	190	190
Total Database Software - 0.04%*				190	190

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	881
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	586
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017	—	1,850	2,203
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	211
	Common Stock(2)	11/25/2015	149,203	1,081	533
				1,294	744
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock	11/30/2020	163,807	580	599
Trendly, Inc.	Preferred Stock	5/27/2021	498,110	299	299
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018	—	39	57
Total E-Commerce - Clothing and Accessories - 1.25%*				5,559	5,439

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	4/2/2018	264,140	$219	$1,305
	Preferred Stock(2)	5/22/2019	109,114	228	347
				447	1,652
Merama Inc.	Preferred Stock	4/28/2021	191,274	406	1,570
Total E-Commerce - Personal Goods - 0.74%*				853	3,222

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	274
Total Entertainment - 0.06%*				922	274

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	220
Revolut Ltd(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	2,366
	Preferred Stock(2)	10/29/2019	7,945	324	2,425
				364	4,791
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,288	382	6,791
	Preferred Stock(2)	12/23/2015	46,548	136	2,253
				518	9,044
Total Financial Institution and Services - 3.44%*				2,112	14,964

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	437	1,177
	Cash Exit Fee(5)	12/28/2018	—	129	245
Total Food & Drug - 0.33%*				566	1,422

General Media and Content
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	625	1,092
Total General Media and Content - 0.25%*				625	1,092

Healthcare Services
The Pill Club Holdings, Inc.	Common Stock(2)	12/31/2021	152,422	61	61
Total Healthcare Services - 0.01%*				61	61

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	43
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	542
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Preferred Stock	8/19/2019	170,716	270	372
Total Healthcare Technology Systems - 0.22%*				523	957

Household & Office Goods
Casper Sleep Inc.	Preferred Stock	3/1/2019	21,736	240	—
Total Household & Office Goods - 0.00%*				240	—

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Pencil and Pixel, Inc.	Preferred Stock	2/28/2020	179,211	199	288
Total Multimedia and Design Software - 0.07%*				199	288

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	$54	$103
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	332
Total Network Systems Management Software - 0.10%*				186	435

Other Financial Services
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	573
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	310
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	744,225	223	4,197
Total Other Financial Services - 1.17%*				708	5,080

Real Estate Services
Demain ES (d/b/a Luko)(1)(3)	Preferred Stock(2)	12/23/2021	4,787	237	237
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	369
	Preferred Stock(2)	11/5/2020	55,326	76	292
				120	661
Homeward, Inc.	Preferred Stock(2)	12/10/2021	71,816	278	278
Sonder Holdings Inc.	Preferred Stock	12/28/2018	136,511	232	743
	Preferred Stock	3/4/2020	14,291	42	56
				274	799
True Footage Inc.	Preferred Stock	11/24/2021	55,098	75	75
Total Real Estate Services - 0.47%*				984	2,050

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	12/30/2021	36,450	169	169
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.07%*				211	307

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.03%*				281	151

Transportation
Bird Global, Inc. (f/k/a Bird Rides, Inc.)	Preferred Stock(2)	4/18/2019	59,908	193	111
Total Transportation - 0.03%*				193	111

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	362	238
Inspirato LLC	Preferred Units(2)	4/25/2013	1,994	37	45
Total Travel & Leisure - 0.07%*				399	283

Total Warrant Investments - 11.91%*				$25,597	$51,756

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$167
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	250	356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	158
Envoy, Inc.	Preferred Stock(2)	12/30/2021	21,216	667	667
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	264
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Toast, Inc.	Preferred Stock(2)	2/1/2018	128,379	27	4,011
Total Business Applications Software - 1.32%*				1,498	5,726

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	149
Total Business/Productivity Software - 0.03%*				150	149

Communications Software
Pluribus Networks, Inc.	Preferred Stock(2)	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.46%*				2,000	2,000

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	171
Total Consumer Finance - 0.04%*				150	171

Consumer Products and Services
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,796	187	187
Total Consumer Products and Services - 0.04%*				187	187

Commercial Services
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.01%*				50	50

Consumer Non-Durables
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Common Stock(2)(10)	4/29/2019	78,935	500	517
Imperfect Foods, Inc.	Preferred Stock(2)	1/29/2021	35,649	500	540
Total Consumer Non-Durables - 0.24%*				1,000	1,057

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	550
	Preferred Stock(2)	3/19/2021	46,456	335	381
				668	931
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	140,059	420	445
Total Consumer Products and Services - 0.32%*				1,088	1,376

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	738
	Preferred Stock(2)	11/30/2021	10,393	500	500
Total Consumer Retail - 0.28%*				1,000	1,238

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	$500	$669
Total E-Commerce - Clothing and Accessories - 0.15%*				500	669

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Common Stock(2)	9/7/2018	42,414	269	157
Grove Collaborative, Inc.	Preferred Stock(2)	6/5/2018	134,249	500	977
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	197
	Preferred Stock(2)	4/19/2021	14,490	83	171
	Preferred Stock(2)	9/1/2021	10,298	167	167
				283	535
Total E-Commerce - Personal Goods - 0.38%*				1,052	1,669

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)	1/5/2018	62,258	250	252
Total Educational/Training Software - 0.06%*				250	252

Entertainment
Luminary Roli Limited(1)(3)(13)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	1,177
Total Entertainment - 0.27%*				3,525	1,177

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	16,808	15,079
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	10,090
Total Financial Institution and Services - 5.79%*				17,100	25,169

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	75,013	500	814
	Preferred Stock(2)	4/21/2021	5,176	75	75
Total Food & Drug - 0.20%*				575	889

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	224
	Common Stock(2)	1/14/2020	142,855	404	264
				600	488
Medly Health Inc.	Preferred Stock(2)	8/12/2021	209,979	250	267
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	289
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Preferred Stock(2)	5/31/2019	136,572	1,000	1,103
Total Healthcare Technology Systems - 0.49%*				2,228	2,147

Household & Office Goods
Casper Sleep Inc.	Common Stock(2)(10)	6/19/2017	35,722	1,000	239
Total Household & Office Goods - 0.06%*				1,000	239

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	901
	Preferred Stock(2)	4/7/2020	9,022	125	165
Total Network Systems Management Software - 0.25%*				525	1,066

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Other Financial Services
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	$1,000	$1,580
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,804
Total Other Financial Services - 0.78%*				2,264	3,384

Real Estate Services
Sonder Holdings Inc.	Preferred Stock(2)	5/21/2019	29,773	313	238
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	100
Total Real Estate Services - 0.08%*				413	338

Security Services
ForgeRock, Inc.	Common Stock(2)	9/24/2021	301,249	495	6,956
Total Security Services - 1.60%*				495	6,956

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	187
Inspirato LLC	Preferred Units(2)(4)	9/11/2014	1,948	250	266
Total Travel & Leisure - 0.10%*				550	453

Total Equity Investments - 12.97%*				$37,600	$56,362

Total Investments in Portfolio Companies - 199.16%*(11)				$837,849	$865,340

Total Investments - 199.16%*(9)				$837,849	$865,340
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
(13)Investment is an “Affiliate Investment.” See “Note 2. Significant Accounting Policies – Investment Classification” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for more information. This investment was on non-accrual status throughout 2021 and therefore no interest income or net investment income was recorded in connection with the investment. The Company recorded a total of $10.7 million in net unrealized losses on this investment during the year ended December 31, 2021.
*    Value as a percentage of net assets.
_______________

Notes applicable to the investments presented in the foregoing schedules of investments:
•Unless otherwise noted as an “Affiliate Investment” or a “Control Investment,” no investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company. As of March 31, 2022, none of the Company’s investments represent a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Unless otherwise noted, interest rate is the annual cash interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.

•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of March 31, 2022, the Prime Rate was 3.50%. As of March 31, 2022, approximately 52.5%, or $379.5 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher.
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
March 31, 2022
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
The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. The Company’s investment objective is to maximize its total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by lending primarily with warrants to venture growth stage companies focused in technology and other high growth industries backed by TPC’s select group of leading venture capital investors. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”), which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and pays separately for services provided.
The Company has two wholly owned subsidiaries: TPVG Variable Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established for utilizing the Company’s revolving credit facility whose creditors have a claim on its assets prior to those assets becoming available to the Financing Subsidiary’s equity holder, and TPVG Investment LLC, an entity established for holding certain of the Company’s investments in order to benefit from the tax treatment of these investments and create a tax structure that is more advantageous with respect to the Company’s RIC tax treatment. These subsidiaries are consolidated in the financial statements of the Company.
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2022, including the significant accounting policies described in “Note 2. Significant Accounting Policies” in the Company’s consolidated financial statements included therein.
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

The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of March 31, 2022 and 2021, and, as a result, no capital gains incentive fees were recorded for the three months ended March 31, 2022 and 2021.

Management and Incentive Fees (in thousands)	For the Three Months Ended March 31,
	2022	2021
Base management fee	$3,717	$2,924
Income incentive fee	$3,387	$2,227
Capital gains incentive fee	$—	$—
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
For the three months ended March 31, 2022 and 2021, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.6 million and $0.5 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations as of March 31, 2022 and December 31, 2021. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$696,037	$696,037	$—	$—	$757,222	$757,222
Warrant investments	—	—	52,811	52,811	—	—	51,756	51,756
Equity investments	10,547	1,148	45,904	57,599	1,045	11,375	43,942	56,362
Total investments	$10,547	$1,148	$794,752	$806,447	$1,045	$11,375	$852,920	$865,340

The following tables show information about Level 3 investments measured at fair value for the three months ended March 31, 2022 and 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Three Months Ended March 31, 2022
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2021	$757,222	$51,756	$43,942	$852,920
Funding and purchases of investments, at cost	61,459	814	2,696	64,969
Principal payments and sale proceeds received from investments	(121,402)	—	—	(121,402)
Net amortization and accretion of premiums and discounts and end-of term payments	1,934	—	—	1,934
Net realized gains (losses) on investments	—	(240)	—	(240)
Net change in unrealized gains (losses) included in earnings	(4,759)	518	(231)	(4,472)
Payment-in-kind coupon	1,583	—	—	1,583
Transfers between investment types	—	(37)	37	—
Gross transfers out of Level 3(1)	—	—	(540)	(540)
Fair value as of March 31, 2022	$696,037	$52,811	$45,904	$794,752

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2022	$(2,509)	$277	$(231)	$(2,463)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the three months ended March 31, 2022, transfers relate to equity investments in publicly traded companies.

Level 3 Investment Activity (in thousands)	For the Three Months Ended March 31, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2020	$583,335	$24,231	$25,993	$633,559
Funding and purchases of investments, at cost	55,642	1,621	2,643	59,906
Principal payments and sale proceeds received from investments	(66,035)	—	—	(66,035)
Net amortization and accretion of premiums and discounts and end-of term payments	1,119	—	—	1,119
Net realized gains (losses) on investments	(15,459)	(244)	—	(15,703)
Net change in unrealized gains (losses) included in earnings	13,548	4,181	881	18,610
Payment-in-kind coupon	1,981	—	—	1,981
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of March 31, 2021	$574,131	$29,789	$29,517	$633,437

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2021	$(1,273)	$3,992	$881	$3,600
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the three months ended March 31, 2021.
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended March 31, 2022, the Company recognized net realized losses on investments of $3.1 million, resulting from Casper Sleep Inc. completing its take-private transaction and foreign currency adjustments on prepayments.
During the three months ended March 31, 2021, the Company recognized net realized losses on investments of $15.7 million, consisting primarily of the sale of the Company’s investment in Knotel, Inc., which was rated Red (5) on the Company’s credit watch list, and its removal from the Company’s investment portfolio.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended March 31, 2022 was $4.7 million, resulting primarily from $3.5 million in net unrealized losses from fair value and mark-to-market adjustments, as well as the reversal and recognition of $1.2 million of previously recorded unrealized gains associated with investments realized during the period.
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

The following tables show a summary of quantitative information about the Level 3 fair value measurements of investments as of March 31, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	March 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$686,141	Discounted Cash Flows	Discount Rate	4.49% - 32.80%	14.63%
	9,896	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 50.00%	46.03%
Warrant investments	48,323	Black Scholes Option Pricing Model	Revenue Multiples	0.46x - 25.80x	3.41x
			Volatility	45.00% - 85.00%	60.00%
			Term	0.20 - 5.00 Years	3.05 Years
			Discount for Lack of Marketability	20.00% - 20.00%	20.00%
			Risk Free Rate	0.09% - 2.52%	2.19%
	1,448	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	1.25 - 7.00 Years	4.60 Years
			Discount for Lack of Marketability	0.00% - 15.00%	4.56%
	3,040	Discounted Expected Return	Discount Rate	15.00% - 30.00%	24.55%
			Term	1.00 - 4.00 Years	2.72 Years
			Expected Recovery Rate	18.75% - 100.00%	93.73%
Equity investments	45,904	Black Scholes Option Pricing Model	Revenue Multiples	0.80x - 5.25x	2.93x
			Volatility	45.00% - 80.00%	57.21%
			Term	0.75 - 5.00 Years	3.28 Years
			Risk Free Rate	0.13% - 2.52%	2.13%
Total investments	$794,752

Level 3 Investments (dollars in thousands)	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$745,886	Discounted Cash Flows	Discount Rate	3.30% - 20.34%	13.54%
	11,336	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	3.70% - 63.00%	50.35%
Warrant investments	47,755	Black Scholes Option Pricing Model	Revenue Multiples	0.65x - 9.61x	3.40x
			Volatility	45.00% - 85.00%	59.89%
			Term	0.20 - 5.00 Years	3.01 Years
			Discount for Lack of Marketability	5.00% - 20.00%	19.41%
			Risk Free Rate	0.06% - 1.26%	0.84%
	1,145	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	1.50 - 7.00 Years	4.94 Years
			Discount for Lack of Marketability	0.00% - 20.00%	14.94%
	2,856	Discounted Expected Return	Discount Rate	15.00% - 40.00%	32.49%
			Term	1.00 - 4.00 Years	2.15 Years
			Expected Recovery Rate	18.75% - 100.00%	72.62%
Equity investments	43,942	Black Scholes Option Pricing Model	Revenue Multiples	0.00x - 4.75x	2.47x
			Volatility	45.00% - 80.00%	56.86%
			Term	0.50 - 5.00 Years	3.22 Years
			Discount for Lack of Marketability	5.00% - 5.00%
			Risk Free Rate	0.06% - 1.26%	0.91%
Total investments	$852,920

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
Note 6. Borrowings
The following table shows the Company’s outstanding debt as of March 31, 2022 and December 31, 2021:

Liability (in thousands)	March 31, 2022			December 31, 2021
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$350,000	$25,000	$325,000	$350,000	$200,000	$150,000
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	200,000	200,000	—
2027 Notes	125,000	125,000	—	—	—	—
Total before deferred financing and issuance costs	745,000	420,000	325,000	620,000	470,000	150,000
Unamortized deferred financing and issuance costs	—	(5,605)	—	—	(4,667)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$745,000	$414,395	$325,000	$620,000	$465,333	$150,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company’s unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended March 31,
	2022	2021
Revolving Credit Facility
Interest cost	$654	$577
Unused fee	343	340
Amortization of costs and other fees	359	603
Revolving Credit Facility Total	$1,356	$1,520

2022 Notes
Interest cost	$—	$1,075
Amortization of costs and other fees	—	133
2022 Notes Total	$—	$1,208

2025 Notes
Interest cost	$788	$787
Amortization of costs and other fees	51	50
2025 Notes Total	$839	$837

2026 Notes
Interest cost	$2,250	$750
Amortization of costs and other fees	111	36
2026 Notes Total	$2,361	$786

2027 Notes
Interest cost	$521	$—
Amortization of costs and other fees	22	—
2027 Notes Total	$543	$—

Total interest expense and amortization of fees	$5,099	$4,351
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of March 31, 2022, the Company had $350 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on November 30, 2022, and the maturity date of the Credit Facility is May 31, 2024 (unless otherwise terminated earlier pursuant to its terms).
Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants under the Credit Facility.

As of March 31, 2022 and December 31, 2021, the Company had outstanding borrowings under the Credit Facility of $25.0 million and $200.0 million, respectively, excluding deferred credit facility costs of $1.9 million and $2.2 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the three months ended March 31, 2022 and 2021, the Company had average outstanding borrowings under the Credit Facility of $75.3 million and $70.3 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 4.03% and 5.29%, respectively. As of March 31, 2022 and December 31, 2021, $413.3 million and $485.5 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $447.3 million and $442.2 million of assets unencumbered, respectively.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants under the 2025 Notes.
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.6 million of deferred issuance cost as of March 31, 2022, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. The book value of the 2025 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
2026 Notes
On March 1, 2021, the Company completed a private debt offering of $200.0 million in aggregate principal amount of its 4.50% unsecured notes due March 1, 2026 (the “2026 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2026 Notes is payable semiannually on March 19 and September 19 each year, beginning on September 19, 2021.

The 2026 Notes are governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants under the 2026 Notes.
The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.7 million of deferred issuance cost as of March 31, 2022, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. The book value of the 2026 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
2027 Notes
On February 28, 2022, the Company completed a private debt offering of $125.0 million in aggregate principal amount of its 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2027 Notes is payable semiannually on February 28 and August 28 each year, beginning on August 28, 2022.
The 2027 Notes are governed by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes and the 2026 Notes. As of March 31, 2022, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.3 million of deferred issuance cost as of March 31, 2022, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. The book value of the 2027 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of March 31, 2022 and December 31, 2021:

Liability (in thousands)	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$25,000	$25,000	$—	$—	$200,000	$200,000
2025 Notes, net(1)	—	—	69,391	69,391	—	—	69,348	69,348
2026 Notes, net(2)	—	—	198,266	198,266	—	—	198,155	198,155
2027 Notes, net(3)	—	—	123,684	123,684	—	—	—	—
Total	$—	$—	$416,341	$416,341	$—	$—	$467,503	$467,503
_______________
(1)Net of debt issuance costs as of March 31, 2022 and December 31, 2021 of $0.6 million and $0.7 million, respectively.
(2)Net of debt issuance costs as of March 31, 2022 and December 31, 2021 of $1.7 million and $1.8 million, respectively.
(3)Net of debt issuance costs as of March 31, 2022 of $1.3 million.

Note 7. Commitments and Contingencies
Commitments
As of March 31, 2022 and December 31, 2021, the Company’s unfunded commitments totaled $232.2 million to 25 portfolio companies and $191.7 million to 22 portfolio companies, respectively, of which $51.8 million and $50.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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
The following table shows the Company’s unfunded commitments by portfolio company as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Tempo Interactive Inc.	$25,000	$237	$25,000	$237
The Pill Club Holdings, Inc.	20,000	261	20,000	261
Found Health, Inc.	20,000	112	—	—
Arcadia Power, Inc.	18,000	139	18,000	139
Good Eggs, Inc.	14,000	70	14,000	70
Foodology Inc.	13,000	220	—	—
RenoRun US Inc.	12,750	487	12,750	487
Savage X, Inc.	12,000	574	12,000	574
Activehours, Inc. (d/b/a Earnin)	10,000	57	10,000	57
Homeward, Inc.	10,000	130	10,000	130
Forum Brands, LLC	9,891	354	12,951	464
Merama Inc.	9,718	197	9,718	197
Curology, Inc.	9,000	44	9,000	44
Demain ES (d/b/a Luko)	7,780	97	7,940	99
everdrop GmbH	6,446	9	—	—
Project 1920, Inc.	5,400	93	—	—
True Footage Inc.	5,110	91	5,695	107
Cart.com, Inc.	5,000	92	—	—
Don't Run Out, Inc.	5,000	—	5,000	—
FlashParking, Inc.	3,490	98	3,837	107
Baby Generation, Inc.	3,125	42	—	—
Trendly, Inc.	3,000	—	3,000	—
Thingy Thing Inc.	2,000	—	2,000	—
JOKR S.à r.l.	1,496	103	1,496	103
Belong Home, Inc.	1,000	16	—	—
LeoLabs, Inc.	—	422	—	—
Narvar, Inc.	—	—	3,750	19
Sonder USA, Inc.	—	—	3,000	25
VanMoof Global Holding B.V.	—	—	2,025	60
Alyk, Inc.	—	—	500	—
Total	$232,206	$3,945	$191,662	$3,180
_______________
(1)Does not include $15.0 million backlog of potential future commitments as of March 31, 2022. The Company did not have any backlog of potential future commitments as of December 31, 2021. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $3.9 million and $3.2 million as of March 31, 2022 and December 31, 2021, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three months ended March 31, 2022 and 2021:

Commitments Activity (in thousands)	For the Three Months Ended March 31,
	2022	2021
Unfunded commitments at beginning of period(1)	$191,662	$153,000
New commitments(1)	125,732	90,398
Fundings	(62,703)	(56,908)
Expirations / Terminations	(7,250)	(15,000)
Foreign currency adjustments	(235)	(208)
Unfunded commitments and backlog of potential future commitments at end of period	$247,206	$171,282
Backlog of potential future commitments	15,000	2,500
Unfunded commitments at end of period	$232,206	$168,782
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of March 31, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	March 31, 2022	December 31, 2021
Dependent on milestones	$51,750	$50,250
Expiring during:
2022	$139,565	$131,429
2023	85,641	50,233
2024	7,000	10,000
Unfunded commitments	$232,206	$191,662
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of March 31, 2022, this backlog of potential future commitments totaled $15.0 million. As of December 31, 2021, the Company did not have any backlog of potential future commitments.

Note 8. Financial Highlights
The following table shows the financial highlights for the three months ended March 31, 2022 and 2021:

Financial Highlights (in thousands, except per share data)	For the Three Months Ended March 31, or as of March 31,
	2022	2021
Per Share Data(1)
Net asset value at beginning of period	$14.01	$12.97
Changes in net asset value due to:
Net investment income	0.44	0.29
Net realized gains (losses) on investments	(0.10)	(0.51)
Net change in unrealized gains (losses) on investments	(0.15)	0.60
Distributions from net investment income	(0.36)	(0.36)
Net asset value at end of period	$13.84	$13.00

Net investment income per share	$0.44	$0.29
Net increase in net assets resulting from operations per share	$0.18	$0.38
Weighted average shares of common stock outstanding for period	31,011	30,881
Shares of common stock outstanding at end of period	31,037	30,917

Ratios / Supplemental Data
Net asset value at beginning of period	$434,491	$400,435
Net asset value at end of period	$429,459	$401,800
Average net asset value	$435,804	$402,043
Stock price at end of period	$17.46	$14.45

Total return based on net asset value per share(2)	0.9%	3.6%
Total return based on stock price(3)	(0.7)%	14.6%

Net investment income to average net asset value(4)	12.6%	9.0%
Net increase (decrease) in net assets to average net asset value(4)	5.3%	12.0%
Ratio of expenses to average net asset value(4)	12.8%	11.2%
Operating expenses excluding incentive fees to average net asset value(4)	9.7%	8.9%
Income incentive fees to average net asset value(4)	3.2%	2.2%
Capital gains incentive fees to average net asset value(4)	0.0%	0.0%
_____________
(1)Table may not foot due to rounding.
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
(4)Percentage is presented on an annualized basis.
The weighted average portfolio yield on total debt investments shown below is for the three months ended March 31, 2022 and 2021:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended March 31,
	2022	2021
Weighted average portfolio yield on total debt investments(2)	15.5%	13.3%
Coupon income	10.1%	9.7%
Accretion of discount	0.8%	0.9%
Accretion of end-of-term payments	1.8%	1.3%
Impact of prepayments during the period	2.8%	1.4%
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

Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the three months ended March 31, 2022 and 2021:

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended March 31,
	2022	2021
Net investment income	$13,547	$8,907
Net increase (decrease) in net assets resulting from operations	$5,705	$11,859
Basic and diluted weighted average shares of common stock outstanding	31,011	30,881
Basic and diluted net investment income per share of common stock	$0.44	$0.29
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.18	$0.38
Note 10.    Equity
Since inception through March 31, 2022, the Company has issued 30,837,545 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, and a registered follow-on offering in 2020. The Company received net proceeds from these offerings of $432.9 million, net of the portion of the underwriting sales load and offering costs paid by the Company.
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
The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the three months ended March 31, 2022 and the year ended December 31, 2021:

Issuance of Common Stock for the Three Months Ended March 31, 2022 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2022 distribution reinvestment	3/31/2022	11	$426	$—	$—	$16.59 per share
Total issuance		11	$426	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2021 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Fourth quarter 2020 special distribution reinvestment	1/13/2021	11	$142	$—	$—	$12.76 per share
First quarter 2021 distribution reinvestment	3/31/2021	35	482	—	—	$13.73 per share
Second quarter 2021 distribution reinvestment	6/30/2021	33	471	—	—	$14.43 per share
Third quarter 2021 distribution reinvestment	9/15/2021	34	509	—	—	$14.83 per share
Fourth quarter 2021 distribution reinvestment	12/15/2021	27	439	—	—	$16.38 per share
Total issuance		140	$2,043	$—	$—
The Company had 31,036,522 and 31,010,853 shares of common stock outstanding as of March 31, 2022 and December 31, 2021, respectively.
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
For the tax years ended December 31, 2021, 2020 and 2019, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $337,000 and $478,000 for the years ended December 31, 2021 and 2020.

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to March 31, 2022. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
			Total cash distributions	$11.86
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.
(2)Represents a special distribution.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the three months ended March 31, 2022, the Company recorded $125,000 for an excise tax accrual. No provision for income tax was recorded in the Company's consolidated statements of operations for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, total distributions of $0.36 per share and $0.36 per share, respectively, were declared and paid and represented distributions from ordinary income. As of March 31, 2022, the Company estimated it had undistributed taxable earnings from net investment income (or “spillover income”) of $12.8 million, or $0.41 per share. Since March 5, 2014 (commencement of operations) to March 31, 2022, total distributions of $11.86 per share have been paid.

Note 12. Subsequent Events
Distribution
On April 28, 2022, the Board declared a $0.36 per share regular quarterly distribution, payable on June 30, 2022 to stockholders of record on June 16, 2022.
Recent Portfolio Activity
From April 1, 2022 through May 4, 2022, the Company closed $66.0 million of additional debt commitments and funded $49.2 million in new investments. TPC’s direct originations platform entered into $223.3 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From April 1, 2022 through May 4, 2022, the Company received $26.4 million of principal prepayments generating more than $1.0 million of accelerated income.

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
This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q include statements as to:
•our and our portfolio companies’ future operating results and financial condition, including our and our portfolio companies’ ability to achieve our respective objectives;
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
We were formed to expand the venture growth stage business segment of TPC’s investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. TPC is located on Sand Hill Road in Silicon Valley and has a primary focus in technology and other high growth industries.
Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by lending primarily with warrants to venture growth stage companies focused in technology and other high growth industries backed by TPC’s select group of leading venture capital investors.
COVID-19 Developments
The COVID-19 pandemic, and the related effect on the U.S. and global economies, including the uncertainty associated with the timing and likelihood of economic recovery, has had adverse consequences for the business operations of some of our portfolio companies and threatens to continue to adversely affect our operations and the operations of the Adviser.
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
We have seen, and may continue to see, certain of our portfolio companies experience financial distress and, depending on the duration of the COVID-19 pandemic and the extent of its disruption to operations, believe that there is an increased risk of certain of our portfolio companies defaulting on their financial obligations to us and their other capital providers. In addition, as a result of the adverse effects of the COVID-19 pandemic and the related disruption and financial distress, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. The effects of the COVID-19 pandemic have also impeded, and may continue to impede, the ability of certain of our portfolio companies to raise additional capital and/or pursue asset sales or otherwise execute strategic transactions, which could have a material adverse effect on the valuation of our investments in such companies. Portfolio companies operating in certain industries may be more susceptible to these risks than other portfolio companies in other industries in light of the effects of the COVID-19 pandemic. Some of our portfolio companies previously took steps to significantly reduce, modify, or alter business strategies and operations, and additional portfolio companies may take similar steps if subjected to prolonged and severe financial distress, which may impair their business on a permanent basis. In addition, in part due to the ongoing adverse effects of the COVID-19 pandemic, there can be no assurance that future equity rounds completed by our portfolio companies will be at levels greater than or equal to previous rounds, which may result in net unrealized depreciation on our warrant and equity portfolio in future periods.

As of March 31, 2022, we had one portfolio company in which our investment was on non-accrual status (which was generally caused by events unrelated to the COVID-19 pandemic), with an aggregate cost and fair value of $29.5 million and $9.9 million, respectively. The various effects of the COVID-19 pandemic, including those discussed above, increase the risk that we will place additional investments on non-accrual status in the future. Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or under the governing agreements for the 2025 Notes, the 2026 Notes and the 2027 Notes, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for more information. As of March 31, 2022, we were in compliance with the asset coverage requirements under the 1940 Act and with our covenants under the Credit Facility and under the governing agreements for the 2025 Notes, the 2026 Notes and the 2027 Notes.
We will continue to monitor the evolving situation relating to the COVID-19 pandemic and related guidance from U.S. and international authorities, including federal, state and local public health authorities. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 on our financial condition, results of operations or cash flows in the future. However, it could have a material adverse impact for a prolonged period of time on our future net investment income, particularly with respect to our interest income, the fair value of our portfolio investments, and our portfolio companies’ respective results of operations and financial condition. See “Risk Factors” in this Quarterly Report on Form 10-Q, and in our other filings with the SEC that we make from time to time, for more information.
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
As of March 31, 2022, we had 256 investments in 98 companies. Our investments included 107 debt investments, 99 warrant investments, and 50 direct equity and related investments. As of March 31, 2022, the aggregate cost and fair value of these investments were $783.7 million and $806.4 million, respectively. As of March 31, 2022, 11 of our portfolio companies were publicly traded. As of March 31, 2022, the 107 debt investments had an aggregate fair value of $696.0 million and a weighted average loan to enterprise value ratio at the time of underwriting of 8.4%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$718,226	$696,037	$(22,189)	107	48
Warrant investments	26,135	52,811	26,676	99	86
Equity investments	39,333	57,599	18,266	50	42
Total Investments in Portfolio Companies	$783,694	$806,447	$22,753	256	98	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$774,652	$757,222	$(17,430)	107	49
Warrant investments	25,597	51,756	26,159	92	81
Equity investments	37,600	56,362	18,762	47	40
Total Investments in Portfolio Companies	$837,849	$865,340	$27,491	246	91	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of March 31, 2022 and December 31, 2021:

	March 31, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
E-Commerce - Clothing and Accessories	$120,009	14.9%
Business Applications Software	107,795	13.4
Consumer Products and Services	85,176	10.6
Financial Institution and Services	71,843	8.9
Healthcare Technology Systems	55,918	6.9
Business/Productivity Software	45,255	5.6
Security Services	38,002	4.7
Travel & Leisure	32,664	4.1
Consumer Non-Durables	30,430	3.8
Entertainment	30,114	3.7
Shopping Facilitators	27,817	3.4
Real Estate Services	26,241	3.3
Business Products and Services	23,222	2.9
Consumer Finance	17,700	2.2
Food & Drug	17,630	2.2
Multimedia and Design Software	15,577	1.9
Other Financial Services	15,245	1.9
E-Commerce - Personal Goods	15,166	1.9
Database Software	13,234	1.6
Computer Hardware	7,946	1.0
Consumer Retail	2,684	0.3
Communications Software	2,000	0.2
Network Systems Management Software	1,502	0.2
Commercial Services	1,352	0.2
General Media and Content	1,092	0.1
Educational/Training Software	317	*
Healthcare Services	174	*
Social/Platform Software	151	*
Business to Business Marketplace	144	*
Transportation	34	*
Advertising / Marketing	13	*
Building Materials/Construction Machinery	—	*
Conferencing Equipment / Services	—	*
Medical Software and Information Services	—	*
Total portfolio company investments	$806,447	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.

	December 31, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$114,109	13.2%
E-Commerce - Clothing and Accessories	111,941	12.9
Consumer Products and Services	78,826	9.1
Financial Institution and Services	71,673	8.3
Household & Office Goods	42,470	4.9
Other Financial Services	40,474	4.7
Real Estate Services	38,651	4.5
Security Services	38,282	4.4
Healthcare Technology Systems	37,418	4.3
Network Systems Management Software	37,283	4.3
Travel & Leisure	31,686	3.7
Entertainment	30,881	3.6
Consumer Non-Durables	30,531	3.5
Shopping Facilitators	27,642	3.2
Business Products and Services	22,940	2.7
Business/Productivity Software	17,393	2.0
Consumer Finance	17,345	2.0
Food & Drug	17,316	2.0
Multimedia and Design Software	15,619	1.8
E-Commerce - Personal Goods	15,091	1.7
Database Software	12,876	1.5
Computer Hardware	7,944	0.9
Consumer Retail	2,680	0.3
Communications Software	2,000	0.2
General Media and Content	1,092	0.1
Educational/Training Software	252	*
Commercial Services	238	*
Conferencing Equipment / Services	205	*
Social/Platform Software	151	*
Business to Business Marketplace	144	*
Transportation	111	*
Healthcare Services	61	*
Advertising / Marketing	13	*
Building Materials/Construction Machinery	2	*
Medical Software and Information Services	—	*
Total portfolio company investments	$865,340	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$690,454	99.2%	$752,268	99.4%
Revolver loans	4,658	0.7	4,029	0.5
Convertible notes	925	0.1	925	0.1
Total debt investments	$696,037	100.0%	$757,222	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 28.6% and 26.2% of our debt investments at fair value as of March 31, 2022 and December 31, 2021, respectively.

Investment Activity
During the three months ended March 31, 2022, we entered into debt commitments with eight new portfolio companies and three existing portfolio companies totaling $125.7 million, funded debt investments to 10 portfolio companies for $62.7 million in principal value, acquired warrant investments representing $0.8 million of value, and made equity investments of $2.4 million. Debt investments funded during the three months ended March 31, 2022 carried a weighted average annualized portfolio yield of 13.3% at origination.
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
During the three months ended March 31, 2022, we received $115.5 million of principal prepayments and $5.9 million of scheduled principal amortization. During the three months ended March 31, 2021, we received $36.0 million of principal prepayments and $15.1 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Beginning portfolio at fair value	$865,340	$633,779
New debt investments, net(1)	61,459	55,642
Scheduled principal amortization	(5,867)	(15,069)
Principal prepayments and early repayments	(115,535)	(35,966)
Net amortization and accretion of premiums and discounts and end-of term payments	1,934	1,119
Payment-in-kind coupon	1,583	1,981
New warrant investments	814	1,621
New equity investments	2,696	2,643
Proceeds from dispositions of investments	(246)	(15,000)
Net realized gains (losses) on investments	(994)	(15,703)
Net change in unrealized gains (losses) on investments	(4,737)	18,649
Ending portfolio at fair value	$806,447	$633,696
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
The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the three months ended March 31, 2022 and 2021:

Commitments and Fundings (in thousands)	For the Three Months Ended March 31,
	2022	2021
Debt Commitments
New portfolio companies	$93,732	$57,179
Existing portfolio companies	32,000	33,219
Total(1)	$125,732	$90,398

Funded Debt Investments	$62,703	$56,908

Equity Investments	$2,362	$2,335

Non-Binding Term Sheets	$656,629	$192,172
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of March 31, 2022, this backlog of potential future commitments totaled $15.0 million. As of December 31, 2021, we did not have any backlog of potential future commitments.

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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$48,533	7.0%	4	$166,091	21.9%	8
White (2)	592,462	85.1	40	538,167	71.1	38
Yellow (3)	45,146	6.5	3	41,628	5.5	2
Orange (4)	9,896	1.4	1	11,336	1.5	1
Red (5)	—	—	—	—	—	—
	$696,037	100.0%	48	$757,222	100.0%	49
As of March 31, 2022 and December 31, 2021, the weighted average investment ranking of our debt investment portfolio was 2.02 and 1.87, respectively. During the three months ended March 31, 2022, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $2.5 million was downgraded from White (2) to Yellow (3).
Results of Operations
Comparison of operating results for the three months ended March 31, 2022 and 2021
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the three months ended March 31, 2022, our net increase in net assets resulting from operations was $5.7 million, which was comprised of $13.5 million of net investment income and $7.8 million of net realized and unrealized losses. For the three months ended March 31, 2021, our net increase in net assets resulting from operations was $11.9 million, which was comprised of $8.9 million of net investment income and $3.0 million of net realized and unrealized gains. On a per share basis for the three months ended March 31, 2022, net investment income was $0.44 per share and the net increase in net assets from operations was $0.18 per share, as compared to net investment income of $0.29 per share and a net increase in net assets from operations of $0.38 per share for the three months ended March 31, 2021.
Investment Income
For the three months ended March 31, 2022, total investment and other income was $27.3 million as compared to $20.0 million for the three months ended March 31, 2021. The increase in total investment and other income for the three months ended March 31, 2022, compared to the 2021 period, is primarily due to a greater weighted average principal amount outstanding on our income-bearing debt investment portfolio and increased prepayment activity.

For the three months ended March 31, 2022, we recognized $1.4 million in other income consisting primarily of $1.4 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the three months ended March 31, 2021, we recognized $0.8 million in other income consisting of $0.3 million from the termination or expiration of unfunded commitments, and $0.5 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
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
For the three months ended March 31, 2022, total operating expenses were $13.8 million as compared to $11.1 million for the three months ended March 31, 2021.
Base management fees for the three months ended March 31, 2022 and 2021 totaled $3.7 million and $2.9 million, respectively. Base management fees increased during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, due to an increase in the average size of our portfolio during the applicable periods used in the calculation.
Income incentive fees totaled $3.4 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively. Income incentive fees increased during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, due to greater pre-incentive fee net investment income for the period.
There was no capital gains incentive fee expense for the three months ended March 31, 2022 and 2021.
Interest expense and amortization of fees totaled $5.1 million and $4.4 million for the three months ended March 31, 2022 and 2021, respectively. The increase during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, is due to the issuance of the 2027 Notes in the first quarter of 2022 and a greater weighted-average outstanding principal balance under the Credit Facility.
Administration agreement and general and administrative expenses totaled $1.6 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended March 31, 2022, we recognized net realized losses on investments of $3.1 million, resulting from Casper Sleep Inc. completing its take-private transaction and foreign currency adjustments on prepayments. During the three months ended March 31, 2021, we recognized net realized losses on investments of $15.7 million, consisting primarily of the sale of our investment in Knotel, Inc., which was rated Red (5) on our credit watch list, and its removal from our investment portfolio.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended March 31, 2022 was $4.7 million, resulting primarily from $3.5 million in net unrealized losses from fair value and mark-to-market adjustments, as well as the reversal and recognition of $1.2 million of previously recorded unrealized gains associated with investments realized during the period. Net change in unrealized gains during the three months ended March 31, 2021 was $18.6 million, resulting primarily from the reversal and recognition of $15.6 million of previously recorded unrealized losses associated with Knotel, Inc., as well as net unrealized gains on our investment portfolio resulting from fair value adjustments, partially offset by $1.4 million of unrealized losses due to changes in foreign currency.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three months ended March 31, 2022, interest income totaled $25.9 million, representing a weighted average annualized portfolio yield on total debt investments for the period held of 15.5%. For the three months ended March 31, 2021, interest income totaled $19.2 million, representing a weighted average annualized portfolio yield on total debt investments for the period held of 13.3%.

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
For the three months ended March 31, 2022, the yield on our total debt portfolio, excluding the impact of prepayments, was 12.7%. For the three months ended March 31, 2021, the yield on our total debt portfolio, excluding the impact of prepayments, was 11.9%.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended March 31,
	2022	2021
Weighted average annualized portfolio yield on total debt investments(2)	15.5%	13.3%
Coupon income	10.1%	9.7%
Accretion of discount	0.8%	0.9%
Accretion of end-of-term payments	1.8%	1.3%
Impact of prepayments during the period	2.8%	1.4%
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
For the three months ended March 31, 2022, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 0.9%, and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was (0.7)%. For the three months ended March 31, 2021, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 3.6%, and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 14.6%. These total return figures are for the periods indicated and are not annualized.
The table below shows our return on average total assets and return on average NAV for the three months ended March 31, 2022 and 2021:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended March 31,
	2022	2021
Net investment income	$13,547	$8,907
Net increase (decrease) in net assets	$5,705	$11,859

Average net asset value(1)	$435,804	$402,043
Average total assets(1)	$844,900	$695,203

Net investment income to average net asset value(2)	12.6%	9.0%
Net increase (decrease) in net assets to average net asset value(2)	5.3%	12.0%

Net investment income to average total assets(2)	6.5%	5.2%
Net increase (decrease) in net assets to average total assets(2)	2.7%	6.9%
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
Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our investment portfolio, including our investment valuation policy (which has been approved by the Board), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
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
As of March 31, 2022, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented approximately 93.7% of our total assets, as compared to approximately 93.3% of our total assets as of December 31, 2021.
See “Note 4. Investments” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 2, 2022 and “Note 4. Investments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.
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
Cash Flows
During the three months ended March 31, 2022, net cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $54.2 million, and net cash used in financing activities was $62.1 million due primarily to net repayments under the Credit Facility of $175.0 million and $10.7 million in distributions paid, partially offset by the issuance of the 2027 Notes. As of March 31, 2022, cash and cash equivalents, including restricted cash, was $51.3 million.
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
Credit Facility
As of March 31, 2022, we had $350 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on November 30, 2022, and the maturity date of the Credit Facility is May 31, 2024 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of March 31, 2022 and December 31, 2021, we had outstanding borrowings under the Credit Facility of $25.0 million and $200.0 million, respectively, excluding deferred credit facility costs of $1.9 million and $2.2 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $325.0 million and $150.0 million of remaining capacity on our Credit Facility as of March 31, 2022 and December 31, 2021, respectively.
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
As of March 31, 2022 and December 31, 2021, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.4 million and $69.3 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2025 Notes.
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
As of March 31, 2022 and December 31, 2021, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $198.3 million and $198.2 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.
2027 Notes
On February 28, 2022, we completed a private offering of $125.0 million in aggregate principal amount of the 2027 Notes and received net proceeds of $123.7 million, after the payment of fees and offering costs. The interest on the 2027 Notes, which accrues at an annual rate of 5.00%, is payable semiannually on February 28 and August 28 each year, beginning on August 28, 2022. The maturity date of the 2027 Notes is scheduled for February 28, 2027.

As of March 31, 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2027 Notes, net of deferred issuance costs, of $123.7 million. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2027 Notes.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of March 31, 2022, our asset coverage for borrowed amounts was 202%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of March 31, 2022:

Payments Due By Period (in thousands)	March 31, 2022
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$25,000	$—	$25,000	$—	$—
2025 Notes	70,000	—	70,000	—	—
2026 Notes	200,000	—	—	200,000	—
2027 Notes	125,000	—	—	125,000	—
Total	$420,000	$—	$95,000	$325,000	$—

Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2022 and December 31, 2021, our unfunded commitments totaled $232.2 million and $191.7 million, respectively, of which $51.8 million and $50.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.

The following table shows our unfunded commitments by portfolio company as of March 31, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	March 31, 2022	December 31, 2021
Tempo Interactive Inc.	$25,000	$25,000
The Pill Club Holdings, Inc.	20,000	20,000
Found Health, Inc.	20,000	—
Arcadia Power, Inc.	18,000	18,000
Good Eggs, Inc.	14,000	14,000
Foodology Inc.	13,000	—
RenoRun US Inc.	12,750	12,750
Savage X, Inc.	12,000	12,000
Activehours, Inc. (d/b/a Earnin)	10,000	10,000
Homeward, Inc.	10,000	10,000
Forum Brands, LLC	9,891	12,951
Merama Inc.	9,718	9,718
Curology, Inc.	9,000	9,000
Demain ES (d/b/a Luko)	7,780	7,940
everdrop GmbH	6,446	—
Project 1920, Inc.	5,400	—
True Footage Inc.	5,110	5,695
Cart.com, Inc.	5,000	—
Don't Run Out, Inc.	5,000	5,000
FlashParking, Inc.	3,490	3,837
Baby Generation, Inc.	3,125	—
Trendly, Inc.	3,000	3,000
Thingy Thing Inc.	2,000	2,000
JOKR S.à r.l.	1,496	1,496
Belong Home, Inc.	1,000	—
Narvar, Inc.	—	3,750
Sonder USA, Inc.	—	3,000
VanMoof Global Holding B.V.	—	2,025
Alyk, Inc.	—	500
Total	$232,206	$191,662
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of March 31, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	March 31, 2022	December 31, 2021
Dependent on milestones	$51,750	$50,250
Expiring during:
2022	$139,565	$131,429
2023	85,641	50,233
2024	7,000	10,000
Total	$232,206	$191,662
_______________
(1)Does not include backlog of potential future commitments.
As of March 31, 2022, our unfunded commitments to 25 companies totaled $232.2 million. During the three months ended March 31, 2022, $7.3 million in unfunded commitments expired or were terminated.
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of March 31, 2022 and December 31, 2021, the fair value for these unfunded commitments totaled $3.9 million and $3.2 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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
The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to March 31, 2022. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
			Total cash distributions	$11.86
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.
For the three months ended March 31, 2022, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 72.4% of total distributions paid. As of March 31, 2022, we had estimated undistributed taxable earnings from net investment income of $12.8 million, or $0.41 per share.
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

Recent Developments
Distribution
On April 28, 2022, the Board declared a $0.36 per share regular quarterly distribution, payable on June 30, 2022 to stockholders of record on June 16, 2022.
Recent Portfolio Activity
From April 1, 2022 through May 4, 2022, we closed $66.0 million of additional debt commitments and funded $49.2 million in new investments. TPC’s direct originations platform entered into $223.3 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From April 1, 2022 through May 4, 2022, we received $26.4 million of principal prepayments generating more than $1.0 million of accelerated income.
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
As of March 31, 2022, approximately 52.5%, or $379.5 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it goes above the interest rate floor; however, our 2025 Notes, 2026 Notes and 2027 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement (as modified by the First Supplement with respect to the 2026 Notes and the Second Supplement with respect to the 2027 Notes)) occurs).
As of March 31, 2022, our floating rate borrowings totaled $25.0 million, which represented 6.0% of our outstanding debt. As of March 31, 2022, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of March 31, 2022 was 3.50%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings under the Credit Facility, we will benefit from any decreases in interest rates up to the point that the LIBOR rate decreases to 0.50%, which is the LIBOR interest-rate floor under our Credit Facility as of March 31, 2022. However, because current interest rates exceed the LIBOR interest-rate floor under our Credit Facility as of March 31, 2022, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the March 31, 2022 consolidated statements of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$10,647	$(750)	$9,897
Up 200 basis points	$6,852	$(500)	$6,352
Up 100 basis points	$3,372	$(250)	$3,122
Up 50 basis points	$1,686	$(125)	$1,561
Down 50 basis points	$(843)	$6	$(837)
Down 100 basis points	$(843)	$6	$(837)
Down 200 basis points	$(843)	$6	$(837)
Down 300 basis points	$(843)	$6	$(837)
This analysis is indicative of the potential impact on our investment income as of March 31, 2022, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of March 31, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended March 31, 2022 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (filed with the SEC on March 2, 2022), which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Dividend Reinvestment Plan
During the three months ended March 31, 2022, we issued 25,669 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended March 31, 2022 was $0.4 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(2)

10.1	Second Supplement to Master Note Purchase Agreement, dated as of February 28, 2022, by and among TriplePoint Venture Growth BDC Corp. and the Additional Purchasers party thereto(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
(1)Incorporated by reference to Exhibit (a) to Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.
(2)Incorporated by reference to Exhibit (b) to Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.
(3)Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01044) filed on March 1, 2022.
(*)    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Venture Growth BDC Corp.
Date: May 4, 2022	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)