Form 10-Q
period 2022-06-30
TriplePoint Venture Growth BDC Corp.
filed 2022-08-03
CIK 1580345

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
There were 31,073,839 shares of the Registrant’s common stock outstanding as of August 3, 2022.

TriplePoint Venture Growth BDC Corp.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments at fair value (amortized cost of $880,287 and $837,849, respectively)	$876,718	$865,340
Cash and cash equivalents	43,098	51,272
Restricted cash	—	7,875
Deferred credit facility costs	1,721	2,170
Prepaid expenses and other assets	522	1,013
Total assets	$922,059	$927,670

Liabilities
Revolving Credit Facility	$105,000	$200,000
2025 Notes, net	69,442	69,348
2026 Notes, net	198,377	198,155
2027 Notes, net	123,703	—
Base management fee payable	3,901	3,265
Income incentive fee payable	3,163	3,227
Other accrued expenses and liabilities	14,149	19,184
Total liabilities	$517,735	$493,179
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	311	310
Paid-in capital in excess of par value	415,095	414,218
Total distributable earnings (loss)	(11,082)	19,963
Total net assets	$404,324	$434,491
Total liabilities and net assets	$922,059	$927,670

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	31,074	31,011
Net asset value per share	$13.01	$14.01

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investment income
Interest income from investments	$26,995	$19,743	$52,928	$38,933
Other income
Expirations / terminations of unfunded commitments	—	18	44	346
Other fees	433	561	1,805	1,016
Total investment and other income	27,428	20,322	54,777	40,295

Operating expenses
Base management fee	3,901	3,146	7,618	6,070
Income incentive fee	3,163	2,351	6,550	4,578
Interest expense and amortization of fees	6,126	4,138	11,225	8,489
Administration agreement expenses	501	470	1,080	988
General and administrative expenses	1,083	814	2,103	1,860
Total operating expenses	14,774	10,919	28,576	21,985

Net investment income	12,654	9,403	26,201	18,310

Net realized and unrealized gains/(losses)
Net realized gains (losses) on investments	(745)	55	(3,850)	(15,642)
Net change in unrealized gains (losses) on investments	(26,322)	3,209	(31,059)	21,858
Net realized loss on extinguishment of debt	—	(681)	—	(681)
Net realized and unrealized gains/(losses)	(27,067)	2,583	(34,909)	5,535

Net increase (decrease) in net assets resulting from operations	$(14,413)	$11,986	$(8,708)	$23,845

Basic and diluted net investment income per share	$0.41	$0.30	$0.84	$0.59
Basic and diluted net increase (decrease) in net assets per share	$(0.46)	$0.39	$(0.28)	$0.77
Basic and diluted weighted average shares of common stock outstanding	31,037	30,917	31,024	30,899

Total basic and diluted distributions declared per share	$0.36	$0.36	$0.72	$0.72

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of March 31, 2021	30,917	$309	$413,138	$(11,647)	$401,800
Net increase (decrease) in net assets resulting from operations	—	—	—	11,986	11,986
Distributions reinvested in common stock	33	—	471	—	471
Distributions from distributable earnings	—	—	—	(11,129)	(11,129)
Balance as of June 30, 2021	30,950	$309	$413,609	$(10,790)	$403,128

Balance as of March 31, 2022	31,037	$310	$414,644	$14,505	$429,459
Net increase (decrease) in net assets resulting from operations	—	—	—	(14,413)	(14,413)
Distributions reinvested in common stock	37	1	451	—	452
Distributions from distributable earnings	—	—	—	(11,174)	(11,174)
Balance as of June 30, 2022	31,074	$311	$415,095	$(11,082)	$404,324

Balance as of December 31, 2020	30,871	$309	$412,514	$(12,388)	$400,435
Net increase (decrease) in net assets resulting from operations	—	—	—	23,845	23,845
Distributions reinvested in common stock	79	—	1,095	—	1,095
Distributions from distributable earnings	—	—	—	(22,247)	(22,247)
Balance as of June 30, 2021	30,950	$309	$413,609	$(10,790)	$403,128

Balance as of December 31, 2021	31,011	$310	$414,218	$19,963	$434,491
Net increase (decrease) in net assets resulting from operations	—	—	—	(8,708)	(8,708)
Distributions reinvested in common stock	63	1	877	—	878
Distributions from distributable earnings	—	—	—	(22,337)	(22,337)
Balance as of June 30, 2022	31,074	$311	$415,095	$(11,082)	$404,324

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(8,708)	$23,845
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(222,606)	(137,107)
Principal payments and proceeds from investments	186,982	135,149
Payment-in-kind interest on investments	(2,935)	(4,213)
Net change in unrealized (gains) losses on investments	31,059	(21,858)
Net realized (gains) losses on investments	3,850	15,642
Amortization and (accretion) of premiums and discounts, net	(6,403)	(1,926)
(Accretion) reduction of end-of-term payments, net of prepayments	(1,324)	376
Amortization of debt fees and issuance costs	865	1,185
Net realized loss on extinguishment of debt	—	681
Change in operating assets and liabilities:
Prepaid expenses and other assets	491	117
Base management fee payable	636	79
Income incentive fee payable	(64)	(431)
Other accrued expenses and liabilities	(5,035)	(3,314)
Net cash (used in) provided by operating activities	(23,192)	8,225
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	150,000	68,000
Repayments under revolving credit facility	(245,000)	(186,000)
Distributions paid	(21,460)	(24,239)
Deferred credit facility costs	—	(226)
Proceeds from issuance of 2027 Notes	125,000	—
Debt issuance costs 2027 Notes	(1,397)	—
Proceeds from issuance of 2026 Notes	—	200,000
Debt issuance costs 2026 Notes	—	(2,214)
Repayment of 2022 Notes	—	(74,750)
Debt extinguishment costs	—	(30)
Net cash provided by (used in) financing activities	7,143	(19,459)
Net change in cash, cash equivalents and restricted cash	(16,049)	(11,234)
Cash, cash equivalents and restricted cash at beginning of period	59,147	44,677
Cash, cash equivalents and restricted cash at end of period	$43,098	$33,443

	For the Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$43,098	$33,443
Restricted cash	—	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$43,098	$33,443

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,899	$5,193
Distributions reinvested	$877	$1,095
Excise tax paid	$337	$478

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	$8,333	$8,217	$8,217	5/31/2024
Total Application Software - 2.03%*			8,333	8,217	8,217

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	7,000	6,981	6,937	12/31/2024
	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)(2)	5/6/2022	11,000	10,891	10,759	11/30/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	6/29/2022	7,000	6,801	6,721	12/31/2026
			25,000	24,673	24,417
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	20,000	19,765	19,765	6/30/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	337	337	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	544	544	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	276	276	10/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)(2)	1/21/2022	347	342	342	1/31/2024
			21,510	21,264	21,264
Hi.Q, Inc.	Growth Capital Loan (11.75% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,369	13,303	6/30/2024
	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 1.00% EOT payment)	12/31/2020	6,867	6,862	6,862	8/31/2025
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 5.00% EOT payment)(2)	5/6/2022	5,000	4,864	4,864	5/31/2025
			25,117	25,095	25,029
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	11/5/2019	2,549	2,624	2,631	11/30/2023
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	1/31/2020	1,695	1,738	1,744	1/31/2024
			4,244	4,362	4,375
Uniphore Technologies Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)(2)	12/22/2021	7,000	6,981	6,934	12/31/2024
	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)(2)	12/22/2021	7,000	6,981	6,934	12/31/2024
			14,000	13,962	13,868
Total Business Applications Software - 22.00%*			89,871	89,356	88,953

Business Products and Services
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)	12/30/2021	20,000	19,588	19,588	12/31/2025
Quick Commerce Ltd(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	5/4/2022	21,000	20,408	20,408	5/31/2025
RenoRun US Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)(2)	12/30/2021	2,250	2,189	2,189	12/31/2025
	Convertible Note (4.00% interest rate)(2)	12/30/2021	625	625	625	12/30/2023
			2,875	2,814	2,814
Total Business Products and Services - 10.59%*			43,875	42,810	42,810

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	$5,796	$5,781	$5,755	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	438	437	435	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	525	522	519	8/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	10/6/2021	2,430	2,402	2,389	10/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	1,578	1,555	1,546	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	4,233	4,173	4,149	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	1,414	1,387	1,379	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	540	530	527	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	95	93	93	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	3,060	2,994	2,975	1/31/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	1,166	1,132	1,124	4/30/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	439	426	423	4/30/2024
			21,714	21,432	21,314
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK interest, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	25,128	24,887	24,887	3/31/2027
Total Business/Productivity Software - 11.43%*			46,842	46,319	46,201

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	6,000	6,101	6,068	10/31/2023
	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	9/30/2021	9,000	8,942	8,866	9/30/2024
			15,000	15,043	14,934
The Aligned Company (f/k/a Thingy Thing Inc.)	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	2,000	1,997	1,997	4/30/2025
Total Consumer Finance - 4.19%*			17,000	17,040	16,931

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,518	2,518	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	990	990	6/30/2025
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)	9/30/2020	19,000	19,140	19,009	9/30/2024
	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)(2)	9/30/2021	6,000	5,970	5,909	9/30/2025
			25,000	25,110	24,918
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)(2)	5/18/2022	2,250	2,230	2,230	11/30/2024
	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	6/9/2022	1,500	1,488	1,488	3/31/2025
			3,750	3,718	3,718
Total Consumer Non-Durables - 7.95%*			32,250	32,336	32,144

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)(2)	1/26/2022	$1,875	$1,871	$1,871	1/31/2025
Clutter Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 6.00% EOT payment)	12/23/2020	2,302	2,382	2,382	12/31/2023
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 7.00% EOT payment)	3/26/2021	4,342	4,494	4,494	3/31/2024
			6,644	6,876	6,876
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	249	244	244	4/30/2025
	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)(2)	4/8/2022	170	168	168	10/31/2022
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	605	591	591	5/31/2025
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	4,000	3,904	3,904	5/31/2025
			5,024	4,907	4,907
everdrop GmbH(1)(3)	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 2.00% EOT payment)(2)	2/24/2022	224	218	203	2/28/2025
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 2.00% EOT payment)(2)	4/5/2022	146	142	136	4/30/2025
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 2.00% EOT payment)(2)	4/27/2022	141	137	135	4/30/2025
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.83% EOT payment)(2)	6/6/2022	107	105	102	6/30/2025
			618	602	576
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)(2)	8/12/2021	6,000	5,988	5,988	8/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 6.00% EOT payment)(2)	5/26/2022	7,000	6,687	6,687	5/31/2025
			13,000	12,675	12,675
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	3,350	3,426	3,426	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	6,700	6,750	6,750	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/10/2021	7,475	7,536	7,536	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/31/2021	7,475	7,527	7,527	2/28/2025
			25,000	25,239	25,239
JOKR S.à r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	3,000	2,832	2,832	11/30/2025
	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.00% EOT payment)(2)	11/2/2021	504	499	499	10/13/2022
			3,504	3,331	3,331
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 9.25% EOT payment)(2)	4/29/2022	5,000	4,919	4,919	1/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	6/6/2022	5,365	5,062	4,929	6/30/2026
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 11.00% floor, 11.75% EOT payment)	2/26/2019	4,000	4,316	4,316	2/29/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 11.00% floor, 10.55% EOT payment)	4/4/2019	2,000	2,104	2,104	2/29/2024
			6,000	6,420	6,420
Project 1920, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	2,000	1,975	1,961	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	1,350	1,357	1,353	3/25/2023
			3,350	3,332	3,314
Tempo Interactive Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	4/27/2022	18,750	18,650	18,650	4/30/2025
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	9,878	9,878	5/31/2026

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Untitled Labs, Inc.	Growth Capital Loan (11.50% interest rate, 5.00% EOT payment)(2)	6/23/2022	$4,167	$4,066	$4,025	6/30/2026
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	2/1/2021	8,189	8,184	7,021	1/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	5/27/2021	4,164	4,136	3,533	5/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	1/31/2022	1,935	1,895	1,759	1/31/2026
			14,288	14,215	12,313
Total Consumer Products and Services - 29.66%*			122,585	122,043	119,923

Database Software
Sisense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)(2)	12/28/2021	13,000	12,945	12,945	6/30/2024
Total Database Software - 3.20%*			13,000	12,945	12,945

E-Commerce - Clothing and Accessories
Dia Styling Co.	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 8.25% EOT payment)(2)	6/30/2022	5,000	5,000	5,000	6/30/2025
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.25% floor, 6.75% EOT payment)	9/29/2021	24,167	23,636	23,636	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	16,500	16,507	16,507	6/30/2027
	Revolver (Prime + 6.50% interest rate, 10.00% floor)(2)	6/15/2022	5,100	5,018	5,018	6/15/2025
			21,600	21,525	21,525
Outfittery GMBH(1)(3)	Growth Capital Loan (11.00% PIK interest, 9.00% EOT payment)(2)	1/8/2021	19,825	22,186	19,693	1/1/2024
	Revolver (9.00% PIK interest, 5.00% EOT payment)(2)	3/5/2020	3,448	3,697	3,440	1/1/2024
			23,273	25,883	23,133
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	10,500	10,591	10,591	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	7,000	6,799	6,799	12/31/2024
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	3/31/2022	7,000	6,788	6,788	9/30/2025
			24,500	24,178	24,178
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	19,500	19,567	19,567	11/30/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	3,000	2,909	2,909	12/31/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	5,500	5,439	5,439	12/31/2025
			28,000	27,915	27,915
Total E-Commerce - Clothing and Accessories - 33.01%*			126,540	128,137	125,387

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	4,168	4,172	4,172	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	1,951	1,948	1,948	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	4,163	4,140	4,140	8/31/2024
Total E-Commerce - Personal Goods - 2.54%*			10,282	10,260	10,260

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Entertainment
Luminary Roli Limited(1)(3)(7)	Growth Capital Loan(2)	8/31/2021	$35,492	$29,530	$9,152	8/31/2026
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	17,163	17,163	15,699	7/31/2022
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,231	1,232	1,203	3/31/2023
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,149	1,149	1,096	12/31/2023
			19,543	19,544	17,998
Total Entertainment - 6.71%*			55,035	49,074	27,150

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (8.00% interest rate)(2)	12/31/2020	32,349	31,721	31,524	12/31/2025
Total Financial Institution and Services - 7.80%*			32,349	31,721	31,524

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	15,000	15,264	15,264	12/31/2024
Total Food & Drug - 3.78%*			15,000	15,264	15,264

Healthcare Technology Systems
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	5,065	5,065	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	5,065	5,065	12/31/2023
	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 6.75% EOT payment)(2)	3/25/2022	20,000	19,746	19,746	9/30/2025
			30,000	29,876	29,876
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 7.75% EOT payment)	11/5/2019	10,197	11,267	11,267	11/30/2023
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/31/2020	10,000	10,191	10,117	12/31/2025
			20,197	21,458	21,384
Total Healthcare Technology Systems - 12.68%*			50,197	51,334	51,260

Multimedia and Design Software
Pencil and Pixel, Inc.(7)	Growth Capital Loan (11.75% interest rate, 7.00% EOT payment)	3/20/2020	10,000	10,363	1,500	3/31/2024
	Growth Capital Loan (10.25% interest rate, 6.25% EOT payment)(2)	12/31/2020	5,000	5,044	750	12/31/2024
Total Multimedia and Design Software - 0.56%*			15,000	15,407	2,250

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	10,000	9,848	9,729	9/30/2025
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,851	5,837	3/8/2031
Total Other Financial Services - 3.85%*			17,035	16,699	15,566

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Real Estate Services
Demain ES (d/b/a Luko)(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	$4,535	$4,447	$4,099	12/28/2024
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	5,669	5,559	5,124	12/28/2024
			10,204	10,006	9,223
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)(2)	12/30/2021	10,000	9,934	9,934	6/30/2024
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/25/2022	6,000	6,016	6,016	5/31/2024
True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	247	245	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	789	781	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	217	215	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	104	103	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	434	430	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	205	203	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	148	147	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,352	1,339	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	749	742	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	1/31/2022	170	167	166	1/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	2/25/2022	115	114	112	2/28/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	3/15/2022	300	294	291	3/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,085	1,073	4/30/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	990	980	970	4/30/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	213	211	5/31/2025
			7,206	7,098	7,028
Total Real Estate Services - 7.96%*			33,410	33,054	32,201

Security Services
ForgeRock, Inc.	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	3/27/2019	10,000	10,427	10,427	9/30/2025
	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	9/30/2019	10,000	10,328	10,328	12/31/2025
	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	12/23/2019	10,000	10,291	10,291	12/31/2025
Total Security Services - 7.68%*			30,000	31,046	31,046

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	12/30/2021	27,500	27,700	27,700	6/30/2024
Total Shopping Facilitators - 6.85%*			27,500	27,700	27,700

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	20,866	20,796	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	10,316	10,265	3/31/2024
Total Travel & Leisure - 7.68%*			30,000	31,182	31,061

Total Debt Investments - 190.14%*			$816,104	$811,944	$768,793

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	5/10/2022	14,536	123	123
Total Application Software - 0.03%*				123	123

Building Materials/Construction Machinery
View, Inc.	Common Stock(2)	6/13/2017	105,682	500	—
Total Building Materials/Construction Machinery - 0.00%*				500	—

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	486
	Preferred Stock(2)	6/29/2022	27,714	164	164
				302	650
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	117
Envoy, Inc.	Preferred Stock(2)	5/8/2020	35,893	82	401
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	1,086
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	294
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	1,253
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	886
	Preferred Stock	12/31/2020	114,319	125	118
				321	1,004
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	456
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018		213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	187
Total Business Applications Software - 2.17%*				4,041	8,781

Business Products and Services
Cart.com, Inc.	Common Stock	12/30/2021	32,731	477	404
	Common Stock(2)	3/31/2022	2,719	17	17
				494	421
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	197
Quick Commerce Ltd(1)(3)	Preferred Stock(2)	5/4/2022	1,464,990	311	311
RenoRun Inc.(1)(3)	Preferred Stock(2)	12/30/2021	15,906	348	348
Total Business Products and Services - 0.32%*				1,350	1,277

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock	7/6/2021	9,457	556	654
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	87,385	87	478
Total Business/Productivity Software - 0.28%*				643	1,132

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	33
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.04%*				120	144

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	$188	$188
Total Commercial Services - 0.05%*				188	188

Computer Hardware
Grey Orange International Inc.	Preferred Stock	3/16/2021	27,878	183	116
Total Computer Hardware - 0.03%*				183	116

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock	10/8/2020	86,268	226	317
The Aligned Company (f/k/a Thingy Thing Inc.)	Preferred Stock	10/21/2021	5,855	17	257
Total Consumer Finance - 0.14%*				243	574

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	21
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	2,262	85	85
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	14
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Preferred Stock(2)	11/27/2019	98,723	73	149
Imperfect Foods, Inc.	Preferred Stock(2)	6/6/2019	49,709	189	321
	Common Stock	9/30/2020	48,391	208	411
				397	732
Total Consumer Non-Durables - 0.25%*				590	1,001

Consumer Products and Services
Baby Generation, Inc.	Common Stock(2)	1/26/2022	23,424	18	18
Clutter Inc.	Preferred Stock(2)	10/18/2018	77,434	363	567
	Preferred Stock	9/30/2020	29,473	169	169
				532	736
everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	25	25
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	89	222	222
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	22,948	100	100
Good Eggs, Inc.	Preferred Stock(2)	8/12/2021	1,072,903	401	515
Hydrow, Inc.	Preferred Stock(2)	2/9/2021	103,267	143	332
	Preferred Stock(2)	8/6/2021	53,903	89	109
				232	441
JOKR S.à r.l.(1)(3)	Preferred Stock	10/14/2021	10,663	273	107
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	Preferred Stock(2)	4/29/2022	63,995	69	69
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/2/2022	147,091	208	208
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	15
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	53,845	30	30
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	93	13
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	394
Untitled Labs, Inc.	Common Stock(2)	6/23/2022	160,985	103	103
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	2/1/2021	704,689	145	390
Total Consumer Products and Services - 1.09%*				3,414	4,406

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	128
Savage X, Inc.	Preferred Stock	4/7/2020	28,977	471	803
Total Consumer Retail - 0.23%*				639	931

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021		190	421
Total Database Software - 0.10%*				190	421

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	$940	$881
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	586
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017		1,850	2,029
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	55
	Common Stock(2)	11/25/2015	149,203	1,081	167
				1,294	222
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock	11/30/2020	229,330	762	638
Trendly, Inc.	Preferred Stock	5/27/2021	574,742	381	615
	Preferred Stock(2)	6/7/2022	57,924	44	44
				425	659
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018		39	57
Total E-Commerce - Clothing and Accessories - 1.27%*				5,867	5,142

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	4/2/2018	310,639	219	690
	Preferred Stock(2)	5/22/2019	128,322	228	149
				447	839
Merama Inc.	Preferred Stock	4/28/2021	191,274	406	2,112
Total E-Commerce - Personal Goods - 0.73%*				853	2,951

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	35
Total Entertainment - 0.01%*				922	35

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	220
Revolut Ltd(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	2,366
	Preferred Stock(2)	10/29/2019	7,945	324	2,425
				364	4,791
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	6,105
	Preferred Stock(2)	12/23/2015	46,548	136	2,026
				518	8,131
Total Financial Institution and Services - 3.48%*				2,112	14,051

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	437	1,312
	Cash Exit Fee(5)	12/28/2018		129	242
Total Food & Drug - 0.38%*				566	1,554

General Media and Content
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	1,092
Total General Media and Content - 0.27%*				624	1,092

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	22	22
The Pill Club Holdings, Inc.	Common Stock(2)	12/31/2021	152,422	61	152
Total Healthcare Services - 0.04%*				83	174

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	43
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	542
	Preferred Stock(2)	3/25/2022	419,960	160	160
				355	702
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Preferred Stock	8/19/2019	102,135	270	274
Total Healthcare Technology Systems - 0.25%*				683	1,019

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	$112	$—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Pencil and Pixel, Inc.	Preferred Stock	2/28/2020	167,221	199	—
Total Multimedia and Design Software - 0.00%*				199	—

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	103
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	332
Total Network Systems Management Software - 0.11%*				186	435

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	33,829	128	128
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	385
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	286
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	744,225	223	4,197
Total Other Financial Services - 1.24%*				836	4,996

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Demain ES (d/b/a Luko)(1)(3)	Preferred Stock(2)	12/23/2021	4,787	237	218
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	369
	Preferred Stock(2)	11/5/2020	55,326	76	292
				120	661
Homeward, Inc.	Preferred Stock(2)	12/10/2021	71,816	278	78
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	34,485	271	271
Sonder Holdings Inc.	Preferred Stock(2)	12/28/2018	200,480	232	52
	Preferred Stock(2)	3/4/2020	20,988	42	3
				274	55
True Footage Inc.	Preferred Stock	11/24/2021	55,098	75	75
Total Real Estate Services - 0.34%*				1,261	1,373

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	12/30/2021	36,450	169	165
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.07%*				211	303

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Transportation
Bird Global, Inc. (f/k/a Bird Rides, Inc.)	Preferred Stock(2)	4/18/2019	59,908	193	1
Total Transportation - 0.00%*				193	1

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	362	290
Total Travel & Leisure - 0.07%*				362	290

Total Warrant Investments - 13.03%*				$27,610	$52,674

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2022
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$270
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	250	356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	158
Envoy, Inc.	Preferred Stock(2)	12/30/2021	21,216	667	667
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	357
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	264
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Toast, Inc.	Common Stock(2)(10)	2/1/2018	128,379	27	1,661
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	350
Total Business Applications Software - 1.04%*				2,205	4,186

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	149
Total Business/Productivity Software - 0.04%*				150	149

Communications Software
Pluribus Networks, Inc.	Preferred Stock(2)	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.49%*				2,000	2,000

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	171
Total Consumer Finance - 0.04%*				150	171

Consumer Products and Services
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,796	187	154
Total Consumer Products and Services - 0.04%*				187	154

Commercial Services
MXP Prime GmbH(1)(3)	Preferred Stock(2)	2/3/2022	96	1,140	1,047
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.27%*				1,190	1,097

Consumer Non-Durables
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Common Stock(2)(10)	4/29/2019	78,935	500	358
Imperfect Foods, Inc.	Preferred Stock(2)	1/29/2021	35,649	500	540
Total Consumer Non-Durables - 0.22%*				1,000	898

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	550
	Preferred Stock(2)	3/19/2021	46,456	335	380
				668	930
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	140,059	420	410
Total Consumer Products and Services - 0.33%*				1,088	1,340

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	738
	Preferred Stock(2)	11/30/2021	10,393	500	500
Total Consumer Retail - 0.31%*				1,000	1,238

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2022
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	$500	$669
Total E-Commerce - Clothing and Accessories - 0.17%*				500	669

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Common Stock(2)(10)	9/7/2018	42,414	269	9
Grove Collaborative, Inc.	Common Stock(2)	6/5/2018	134,249	500	496
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	261
	Preferred Stock(2)	4/19/2021	14,490	83	218
	Preferred Stock(2)	9/1/2021	10,298	167	195
				283	674
Total E-Commerce - Personal Goods - 0.29%*				1,052	1,179

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(10)	1/5/2018	62,258	250	133
Total Educational/Training Software - 0.03%*				250	133

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	455
Total Entertainment - 0.11%*				3,525	455

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	17,486	15,757
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	10,090
Total Financial Institution and Services - 6.39%*				17,778	25,847

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	75,013	500	867
	Preferred Stock(2)	4/21/2021	5,176	75	78
Total Food & Drug - 0.23%*				575	945

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	224
	Common Stock(2)	1/14/2020	142,855	404	264
				600	488
Medly Health Inc.	Preferred Stock(2)	8/12/2021	209,979	250	267
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	250
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Preferred Stock(2)	5/31/2019	81,708	1,000	871
Total Healthcare Technology Systems - 0.46%*				2,228	1,876

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	901
	Preferred Stock(2)	4/7/2020	9,022	125	165
Total Network Systems Management Software - 0.26%*				525	1,066

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2022
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	5/6/2022	8,231	$104	$104
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	1,237
	Ordinary Shares(2)	1/5/2022	26,281	516	456
				1,516	1,693
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,663
Total Other Financial Services - 0.86%*				2,884	3,460

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/18/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	11,246	300	300
Sonder Holdings Inc.	Common Stock(2)	5/21/2019	29,773	313	31
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	100
Total Real Estate Services - 0.11%*				742	460

Security Services
ForgeRock, Inc.	Common Stock(2)(10)	9/24/2021	301,249	494	6,453
Total Security Services - 1.60%*				494	6,453

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	235
	Preferred Stock(2)	5/9/2022	9,169	623	705
				923	940
Inspirato LLC	Common Stock(2)(4)	9/11/2014	121,622	287	535
Total Travel & Leisure - 0.36%*				1,210	1,475

Total Equity Investments - 13.67%*				$40,733	$55,251

Total Investments in Portfolio Companies - 216.84%*(11)				$880,287	$876,718

Total Investments - 216.84%*(9)				$880,287	$876,718
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2022, non-qualifying assets represented 25.7% of the Company’s total assets, at fair value.
(2)As of June 30, 2022, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $68.8 million, $54.9 million and $13.9 million, respectively, for the June 30, 2022 investment portfolio. The tax cost of investments is $862.8 million.
(7)Debt is on non-accrual status as of June 30, 2022 and is therefore considered non-income producing. Non-accrual investments as of June 30, 2022 had a total cost and fair value of $44.9 million and $11.4 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in nine public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2022, the Company’s portfolio company investments that were subject to restrictions on sales totaled $867.9 million at fair value and represented 214.6% of the Company’s net assets. In addition, unless otherwise indicated, as of June 30, 2022, all investments are pledged as collateral as part of the Company’s revolving credit facility.
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
_______________

Notes applicable to the investments presented in the foregoing schedules of investments:
•Unless otherwise noted as an “Affiliate Investment” or a “Control Investment,” no investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company. As of June 30, 2022, none of the Company’s investments represent a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Unless otherwise noted, interest rate is the annual cash interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.

•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of June 30, 2022, the Prime Rate was 3.50%. As of June 30, 2022, approximately 58.6%, or $477.9 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher.
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

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
Note 1. Organization
TriplePoint Venture Growth BDC Corp. (the “Company”), a Maryland corporation, was formed on June 28, 2013 and commenced investment operations on March 5, 2014. The Company is structured as an externally-managed, closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. The Company’s investment objective is to maximize its total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by lending primarily with warrants to venture growth stage companies focused in technology and other high growth industries backed by TPC’s select group of leading venture capital investors. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”), which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and reimburses the Administrator for the costs incurred by the Administrator in connection with the services it provides under the Administration Agreement.
The Company has two wholly owned subsidiaries: TPVG Variable Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established for utilizing the Company’s revolving credit facility whose creditors have a claim on its assets prior to those assets becoming available to the Financing Subsidiary’s equity holder, and TPVG Investment LLC, an entity established for holding certain of the Company’s investments without negatively impacting the Company’s RIC tax status. These subsidiaries are consolidated in the financial statements of the Company.
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
The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of June 30, 2022 and 2021, and, as a result, no capital gains incentive fees were recorded for the three and six months ended June 30, 2022 and 2021.

Management and Incentive Fees (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Base management fee	$3,901	$3,146	$7,618	$6,070
Income incentive fee	$3,163	$2,351	$6,550	$4,578
Capital gains incentive fee	$—	$—	$—	$—

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
For the three and six months ended June 30, 2022, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.5 million and $1.1 million, respectively.
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
To estimate the fair value of debt investments, the Company compares the cost basis of each debt investment, including any OID, to the resulting fair value determined using a discounted cash flow model, unless another model is more appropriate based on the circumstances at the measurement date. The discounted cash flow approach entails analyzing the interest rate spreads for recently completed financing transactions which are similar in nature to these debt investments, in order to determine a comparable range of effective market interest rates. The range of interest rate spreads utilized is based on borrowers with similar credit profiles. All remaining expected cash flows of the investment are discounted using the range of interest rates to determine a range of fair values for the debt investment.
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
Investments measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations as of June 30, 2022 and December 31, 2021. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$768,793	$768,793	$—	$—	$757,222	$757,222
Warrant investments	—	—	52,674	52,674	—	—	51,756	51,756
Equity investments	8,863	1,062	45,326	55,251	1,045	11,375	43,942	56,362
Total investments	$8,863	$1,062	$866,793	$876,718	$1,045	$11,375	$852,920	$865,340

The following tables show information about Level 3 investments measured at fair value for the six months ended June 30, 2022 and 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2022
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2021	$757,222	$51,756	$43,942	$852,920
Funding and purchases of investments, at cost	215,850	2,960	3,796	222,606
Principal payments and sale proceeds received from investments	(186,736)	—	—	(186,736)
Net amortization and accretion of premiums and discounts and end-of-term payments	5,542	—	—	5,542
Net realized gains (losses) on investments	—	(910)	—	(910)
Net change in unrealized gains (losses) included in earnings	(25,720)	(1,095)	(1,232)	(28,047)
Payment-in-kind coupon	2,935	—	—	2,935
Transfers between investment types	(300)	(37)	337	—
Gross transfers out of Level 3(1)	—	—	(1,517)	(1,517)
Fair value as of June 30, 2022	$768,793	$52,674	$45,326	$866,793

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2022	$(23,467)	$(1,800)	$(1,232)	$(26,499)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the six months ended June 30, 2022, transfers relate to equity investments in publicly traded companies.

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2020	$583,335	$24,231	$25,993	$633,559
Funding and purchases of investments, at cost	130,087	3,867	3,153	137,107
Principal payments and sale proceeds received from investments	(135,149)	—	—	(135,149)
Net amortization and accretion of premiums and discounts and end-of-term payments	1,612	—	—	1,612
Net realized gains (losses) on investments	(15,459)	(244)	—	(15,703)
Net change in unrealized gains (losses) included in earnings	15,895	4,622	756	21,273
Payment-in-kind coupon	4,213	—	—	4,213
Transfers between investment types	—	(128)	128	—
Gross transfers out of Level 3(1)	—	—	(1,286)	(1,286)
Fair value as of June 30, 2021	$584,534	$32,348	$28,744	$645,626

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2021	$741	$4,504	$756	$6,001
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the six months ended June 30, 2021, transfers relate to equity investments in publicly traded companies.
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended June 30, 2022, the Company recognized net realized losses on investments of $0.7 million, resulting primarily from the write-off of a warrant investment. During the six months ended June 30, 2022, the Company recognized net realized losses on investments of $3.9 million, primarily resulting from the sale of the Company’s investment in Casper Sleep Inc., the write-off of a warrant investment and foreign currency adjustments.
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

Net change in unrealized losses during the three months ended June 30, 2022 was $26.3 million, consisting of $16.8 million of net unrealized losses on the Company’s debt investment portfolio, of which $13.2 million of unrealized losses relate to the write-down of Pencil and Pixel, Inc., which is rated Red (5) on the Company’s credit watch list and $4.9 million of net unrealized losses on the Company’s warrant and equity portfolio resulting from fair value and mark-to-market adjustments, as well as $4.6 million of net unrealized losses from foreign currency adjustments. Net change in unrealized losses during the six months ended June 30, 2022 was $31.1 million, consisting of $21.2 million of net unrealized losses on the Company’s debt investment portfolio, of which $13.2 million of unrealized losses relate to the write-down of Pencil and Pixel, Inc., which is rated Red (5) on the Company’s credit watch list and $4.8 million of net unrealized losses on the Company’s warrant and equity portfolio resulting from fair value and mark-to-market adjustments, as well as $5.1 million of net unrealized losses from foreign currency adjustments.
Net change in unrealized gains during the three months ended June 30, 2021 was $3.2 million, resulting primarily from fair value adjustments. Net change in unrealized gains during the six months ended June 30, 2021 was $21.9 million, resulting primarily from the reversal and recognition of $15.6 million of previously recorded unrealized losses associated with Knotel, Inc. in connection with the recognition of a realized loss on the investment, as well as net unrealized gains on the Company’s investment portfolio resulting from fair value adjustments.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of investments as of June 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	June 30, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$759,641	Discounted Cash Flows	Discount Rate	(11.19)% - 35.73%	15.48%
	9,152	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 50.00%	46.03%
Warrant investments	48,498	Black Scholes Option Pricing Model	Revenue Multiples	0.46x - 25.80x	3.47x
			Volatility	45.00% - 85.00%	59.61%
			Term	0.20 - 5.00 Years	3.01 Years
			Discount for Lack of Marketability	20.00% - 20.00%	20.00%
			Risk Free Rate	0.09% - 3.56%	2.71%
	1,265	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	1.00 - 6.00 Years	4.07 Years
			Discount for Lack of Marketability	0.00% - 20.00%	13.26%
	2,911	Discounted Expected Return	Discount Rate	15.00% - 30.00%	24.55%
			Term	1.00 - 4.00 Years	2.71 Years
			Expected Recovery Rate	18.75% - 100.00%	93.45%
Equity investments	45,326	Black Scholes Option Pricing Model	Revenue Multiples	0.80x - 9.78x	3.74x
			Volatility	45.00% - 75.00%	56.74%
			Term	0.75 - 4.00 Years	3.21 Years
			Risk Free Rate	0.13% - 3.00%	2.82%
Total investments	$866,793

Level 3 Investments (dollars in thousands)	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$745,886	Discounted Cash Flows	Discount Rate	3.30% - 20.34%	13.54%
	11,336	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	3.70% - 63.00%	50.35%
Warrant investments	47,755	Black Scholes Option Pricing Model	Revenue Multiples	0.65x - 9.61x	3.40x
			Volatility	45.00% - 85.00%	59.89%
			Term	0.20 - 5.00 Years	3.01 Years
			Discount for Lack of Marketability	5.00% - 20.00%	19.41%
			Risk Free Rate	0.06% - 1.26%	0.84%
	1,145	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	1.50 - 7.00 Years	4.94 Years
			Discount for Lack of Marketability	0.00% - 20.00%	14.94%
	2,856	Discounted Expected Return	Discount Rate	15.00% - 40.00%	32.49%
			Term	1.00 - 4.00 Years	2.15 Years
			Expected Recovery Rate	18.75% - 100.00%	72.62%
Equity investments	43,942	Black Scholes Option Pricing Model	Revenue Multiples	0.00x - 4.75x	2.47x
			Volatility	45.00% - 80.00%	56.86%
			Term	0.50 - 5.00 Years	3.22 Years
			Discount for Lack of Marketability	5.00% - 5.00%
			Risk Free Rate	0.06% - 1.26%	0.91%
Total investments	$852,920
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
Note 6. Borrowings
The following table shows the Company’s outstanding debt as of June 30, 2022 and December 31, 2021:

Liability (in thousands)	June 30, 2022			December 31, 2021
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$350,000	$105,000	$245,000	$350,000	$200,000	$150,000
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	200,000	200,000	—
2027 Notes	125,000	125,000	—	—	—	—
Total before deferred financing and issuance costs	745,000	500,000	245,000	620,000	470,000	150,000
Unamortized deferred financing and issuance costs	—	(5,199)	—	—	(4,667)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$745,000	$494,801	$245,000	$620,000	$465,333	$150,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company’s unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revolving Credit Facility
Interest cost	$564	$3	$1,217	$580
Unused fee	379	451	722	791
Amortization of costs and other fees	351	431	712	1,035
Revolving Credit Facility Total	$1,294	$885	$2,651	$2,406

2022 Notes
Interest cost	$—	$48	$—	$1,122
Amortization of costs and other fees	—	7	—	140
2022 Notes Total	$—	$55	$—	$1,262

2025 Notes
Interest cost	$788	$788	$1,575	$1,575
Amortization of costs and other fees	51	50	102	100
2025 Notes Total	$839	$838	$1,677	$1,675

2026 Notes
Interest cost	$2,250	$2,250	$4,500	$3,000
Amortization of costs and other fees	111	110	221	146
2026 Notes Total	$2,361	$2,360	$4,721	$3,146

2027 Notes
Interest cost	$1,562	$—	$2,083	$—
Amortization of costs and other fees	70	—	93	—
2027 Notes Total	$1,632	$—	$2,176	$—

Total interest expense and amortization of fees	$6,126	$4,138	$11,225	$8,489
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of June 30, 2022, the Company had $350 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on November 30, 2022, and the maturity date of the Credit Facility is May 31, 2024 (unless otherwise terminated earlier pursuant to its terms).
Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants under the Credit Facility.

As of June 30, 2022 and December 31, 2021, the Company had outstanding borrowings under the Credit Facility of $105.0 million and $200.0 million, respectively, excluding deferred credit facility costs of $1.7 million and $2.2 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the three and six months ended June 30, 2022, the Company had average outstanding borrowings under the Credit Facility of $50.3 million and $62.7 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 5.01% and 4.42%, respectively.
During the three and six months ended June 30, 2021, the Company had average outstanding borrowings under the Credit Facility of $0.3 million and $35.1 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 4.07% and 3.88%, respectively.
As of June 30, 2022 and December 31, 2021, $386.4 million and $485.5 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $535.7 million and $442.2 million of assets unencumbered, respectively.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants under the 2025 Notes.
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.6 million of deferred issuance cost as of June 30, 2022, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. The book value of the 2025 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

2026 Notes
On March 1, 2021, the Company completed a private debt offering of $200.0 million in aggregate principal amount of its 4.50% unsecured notes due March 1, 2026 (the “2026 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2026 Notes is payable semiannually on March 19 and September 19 each year, beginning on September 19, 2021.
The 2026 Notes are governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants under the 2026 Notes.
The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.6 million of deferred issuance cost as of June 30, 2022, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. The book value of the 2026 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
2027 Notes
On February 28, 2022, the Company completed a private debt offering of $125.0 million in aggregate principal amount of its 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2027 Notes is payable semiannually on February 28 and August 28 each year, beginning on August 28, 2022.
The 2027 Notes are governed by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes and the 2026 Notes. As of June 30, 2022, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.3 million of deferred issuance cost as of June 30, 2022, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. The book value of the 2027 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of June 30, 2022 and December 31, 2021:

Liability (in thousands)	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$105,000	$105,000	$—	$—	$200,000	$200,000
2025 Notes, net(1)	—	—	69,442	69,442	—	—	69,348	69,348
2026 Notes, net(2)	—	—	198,377	198,377	—	—	198,155	198,155
2027 Notes, net(3)	—	—	123,703	123,703	—	—	—	—
Total	$—	$—	$496,522	$496,522	$—	$—	$467,503	$467,503
_______________
(1)Net of debt issuance costs as of June 30, 2022 and December 31, 2021 of $0.6 million and $0.7 million, respectively.
(2)Net of debt issuance costs as of June 30, 2022 and December 31, 2021 of $1.6 million and $1.8 million, respectively.
(3)Net of debt issuance costs as of June 30, 2022 of $1.3 million.

Note 7. Commitments and Contingencies
Commitments
As of June 30, 2022 and December 31, 2021, the Company’s unfunded commitments totaled $334.2 million to 37 portfolio companies and $191.7 million to 22 portfolio companies, respectively, of which $96.6 million and $50.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Flink SE	$25,000	$722	$—	$—
Overtime Sports, Inc.	22,857	52	—	—
McN Investments Ltd.	20,000	521	—	—
The Pill Club Holdings, Inc.	20,000	261	20,000	261
Athletic Greens (USA), Inc.	20,000	185	—	—
Found Health, Inc.	20,000	112	—	—
Flo Health, Inc.	16,667	290	—	—
Jerry Services, Inc.	15,000	164	—	—
RenoRun US Inc.	12,750	487	12,750	487
Savage X, Inc.	12,500	574	12,000	574
The Aligned Company (f/k/a Thingy Thing Inc.)	12,000	—	2,000	—
Homeward, Inc.	10,000	130	10,000	130
Activehours, Inc. (d/b/a Earnin)	10,000	57	10,000	57
Merama Inc.	9,718	197	9,718	197
Curology, Inc.	9,000	44	9,000	44
Mynd Management, Inc.	9,000	—	—	—
Forum Brands, LLC	8,286	297	12,951	464
Foodology Inc.	7,976	82	—	—
Demain ES (d/b/a Luko)	7,315	90	7,940	99
Good Eggs, Inc.	7,000	—	14,000	70
Tempo Interactive Inc.	6,250	—	25,000	237
Untitled Labs, Inc.	5,833	101	—	—
everdrop GmbH	5,678	15	—	—
Cart.com, Inc.	5,000	92	—	—
Don't Run Out, Inc.	5,000	—	5,000	—
Project 1920, Inc.	4,650	80	—	—
Quick Commerce Ltd	4,000	94	—	—
FlashParking, Inc.	3,490	98	3,837	107
Minted, Inc.	3,400	60	—	—
Nakdcom One World AB	3,135	62	—	—
Baby Generation, Inc.	3,125	42	—	—
True Footage Inc.	2,794	42	5,695	107
Underground Enterprises, Inc.	2,250	6	—	—
JOKR S.à r.l.	1,496	103	1,496	103
Belong Home, Inc.	1,000	16	—	—
Dia Styling Co.	1,000	—	—	—
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	1,000	—	—	—
LeoLabs, Inc.	—	422	—	—
Arcadia Power, Inc.	—	—	18,000	139
Narvar, Inc.	—	—	3,750	19
Sonder USA, Inc.	—	—	3,000	25
Trendly, Inc.	—	—	3,000	—
VanMoof Global Holding B.V.	—	—	2,025	60
Alyk, Inc.	—	—	500	—
Total	$334,170	$5,498	$191,662	$3,180
_______________
(1)Does not include $15.0 million backlog of potential future commitments as of June 30, 2022. The Company did not have any backlog of potential future commitments as of December 31, 2021. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $5.5 million and $3.2 million as of June 30, 2022 and December 31, 2021, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three and six months ended June 30, 2022 and 2021:

Commitments Activity (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Unfunded commitments at beginning of period(1)	$247,206	$171,282	$191,662	$153,000
New commitments(1)	259,941	102,533	385,673	192,932
Fundings	(157,554)	(76,022)	(220,257)	(132,930)
Expirations / Terminations	500	(32,000)	(6,750)	(47,000)
Foreign currency adjustments	(923)	209	(1,158)	—
Unfunded commitments and backlog of potential future commitments at end of period	$349,170	$166,002	$349,170	$166,002
Backlog of potential future commitments	15,000	2,500	15,000	2,500
Unfunded commitments at end of period	$334,170	$163,502	$334,170	$163,502
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of June 30, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	June 30, 2022	December 31, 2021
Dependent on milestones	$96,584	$50,250
Expiring during:
2022	$100,217	$131,429
2023	207,696	50,233
2024	—	10,000
2025	26,257	—
Unfunded commitments	$334,170	$191,662
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of June 30, 2022, this backlog of potential future commitments totaled $15.0 million. As of December 31, 2021, the Company did not have any backlog of potential future commitments.

Note 8. Financial Highlights
The following table shows the financial highlights for the six months ended June 30, 2022 and 2021:

Financial Highlights (in thousands, except per share data)	For the Six Months Ended June 30, or as of June 30,
	2022	2021
Per Share Data(1)
Net asset value at beginning of period	$14.01	$12.97
Changes in net asset value due to:
Net investment income	0.84	0.59
Net realized gains (losses) on investments	(0.12)	(0.51)
Net change in unrealized gains (losses) on investments	(1.00)	0.71
Net realized loss on extinguishment of debt	—	(0.02)
Distributions from net investment income	(0.72)	(0.72)
Net asset value at end of period	$13.01	$13.03

Net investment income per share	$0.84	$0.59
Net increase in net assets resulting from operations per share	$(0.28)	$0.77
Weighted average shares of common stock outstanding for period	31,024	30,899
Shares of common stock outstanding at end of period	31,074	30,950

Ratios / Supplemental Data
Net asset value at beginning of period	$434,491	$400,435
Net asset value at end of period	$404,324	$403,128
Average net asset value	$432,071	$400,152
Stock price at end of period	$12.74	$15.19

Total return based on net asset value per share(2)	(2.3)%	6.4%
Total return based on stock price(3)	(25.4)%	23.5%

Net investment income to average net asset value(4)	12.2%	9.2%
Net increase (decrease) in net assets to average net asset value(4)	(4.1)%	12.0%
Ratio of expenses to average net asset value(4)	13.3%	11.1%
Operating expenses excluding incentive fees to average net asset value(4)	10.3%	8.8%
Income incentive fees to average net asset value(4)	3.1%	2.3%
Capital gains incentive fees to average net asset value(4)	0.0%	0.0%
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
(4)Percentage is presented on an annualized basis.
The weighted average portfolio yield on total debt investments shown below is for the six months ended June 30, 2022 and 2021:

Ratios (Percentages, on an annualized basis)(1)	For the Six Months Ended June 30,
	2022	2021
Weighted average portfolio yield on total debt investments(2)	15.0%	13.6%
Coupon income	10.2%	9.8%
Accretion of discount	0.8%	0.7%
Accretion of end-of-term payments	1.8%	1.4%
Impact of prepayments during the period	2.2%	1.7%
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

Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the three and six months ended June 30, 2022 and 2021:

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net investment income	$12,654	$9,403	$26,201	$18,310
Net increase (decrease) in net assets resulting from operations	$(14,413)	$11,986	$(8,708)	$23,845
Basic and diluted weighted average shares of common stock outstanding	31,037	30,917	31,024	30,899
Basic and diluted net investment income per share of common stock	$0.41	$0.30	$0.84	$0.59
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$(0.46)	$0.39	$(0.28)	$0.77
Note 10.    Equity
Since inception through June 30, 2022, the Company has issued 30,837,545 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, and a registered follow-on offering in 2020. The Company received net proceeds from these offerings of $432.9 million, net of the portion of the underwriting sales load and offering costs paid by the Company.
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
The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the six months ended June 30, 2022 and the year ended December 31, 2021:

Issuance of Common Stock for the Six Months Ended June 30, 2022 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2022 distribution reinvestment	3/31/2022	26	$426	$—	$—	$16.59 per share
Second quarter 2022 distribution reinvestment	6/30/2022	37	451	—	—	$12.10 per share
Total issuance		63	$877	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2021 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Fourth quarter 2020 special distribution reinvestment	1/13/2021	11	$142	$—	$—	$12.76 per share
First quarter 2021 distribution reinvestment	3/31/2021	35	482	—	—	$13.73 per share
Second quarter 2021 distribution reinvestment	6/30/2021	33	471	—	—	$14.43 per share
Third quarter 2021 distribution reinvestment	9/15/2021	34	509	—	—	$14.83 per share
Fourth quarter 2021 distribution reinvestment	12/15/2021	27	439	—	—	$16.38 per share
Total issuance		140	$2,043	$—	$—
The Company had 31,073,839 and 31,010,853 shares of common stock outstanding as of June 30, 2022 and December 31, 2021, respectively.
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

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to June 30, 2022. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
			Total cash distributions	$12.22
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.
(2)Represents a special distribution.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the three and six months ended June 30, 2022, the Company recorded $125,000 and $250,000, respectively, for an excise tax accrual. No provision for income tax was recorded in the Company's consolidated statements of operations for the three and six months ended June 30, 2022 and 2021. For the three and six months ended June 30, 2022, total distributions of $0.36 per share and $0.72 per share, respectively, were declared and paid and represented distributions from ordinary income. For the three and six months ended June 30, 2021, total distributions of $0.36 per share and $0.72 per share, respectively, were declared and paid and represented distributions from ordinary income. As of June 30, 2022, the Company estimated it had undistributed taxable earnings from net investment income (or “spillover income”) of $14.3 million, or $0.46 per share. Since March 5, 2014 (commencement of operations) to June 30, 2022, total distributions of $12.22 per share have been paid.

Note 12. Subsequent Events
Distribution
On July 27, 2022, the Board declared a $0.36 per share regular quarterly distribution, payable on September 30, 2022 to stockholders of record on September 15, 2022.
Recent Portfolio Activity
From July 1, 2022 through August 2, 2022, the Company closed $23.0 million of additional debt commitments and funded $25.0 million in new investments. TPC’s direct originations platform entered into $85.0 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.
Amendment to the Credit Facility
On July 22, 2022, the Company entered into an amendment to the Credit Facility to, among other things, extend the revolving period from November 30, 2022 to May 31, 2024 and the scheduled maturity date from May 31, 2024 to November 30, 2025.

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
Overview
We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. Our shares are currently listed on the New York Stock Exchange (the “NYSE”) under the symbol “TPVG”.
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

As of June 30, 2022, we had investments in two portfolio companies which were on non-accrual status (which were generally caused by events unrelated to the COVID-19 pandemic), with an aggregate cost and fair value of $44.9 million and $11.4 million, respectively. The various effects of the COVID-19 pandemic, including those discussed above, increase the risk that we will place additional investments on non-accrual status in the future. Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or under the governing agreements for the 2025 Notes, the 2026 Notes and the 2027 Notes, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for more information. As of June 30, 2022, we were in compliance with the asset coverage requirements under the 1940 Act and with our covenants under the Credit Facility and under the governing agreements for the 2025 Notes, the 2026 Notes and the 2027 Notes.
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
As of June 30, 2022, we had 293 investments in 109 companies. Our investments included 129 debt investments, 110 warrant investments, and 54 direct equity and related investments. As of June 30, 2022, the aggregate cost and fair value of these investments were $880.3 million and $876.7 million, respectively. As of June 30, 2022, 12 of our portfolio companies were publicly traded. As of June 30, 2022, the 129 debt investments had an aggregate fair value of $768.8 million and a weighted average loan to enterprise value ratio at the time of underwriting of 8.1%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$811,944	$768,793	$(43,151)	129	56
Warrant investments	27,610	52,674	25,064	110	95
Equity investments	40,733	55,251	14,518	54	45
Total Investments in Portfolio Companies	$880,287	$876,718	$(3,569)	293	109	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$774,652	$757,222	$(17,430)	107	49
Warrant investments	25,597	51,756	26,159	92	81
Equity investments	37,600	56,362	18,762	47	40
Total Investments in Portfolio Companies	$837,849	$865,340	$27,491	246	91	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2022 and December 31, 2021:

	June 30, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
E-Commerce - Clothing and Accessories	$131,198	15.0%
Consumer Products and Services	125,823	14.4
Business Applications Software	101,920	11.6
Financial Institution and Services	71,422	8.1
Healthcare Technology Systems	54,155	6.2
Business/Productivity Software	47,482	5.4
Business Products and Services	44,087	5.0
Security Services	37,499	4.3
Consumer Non-Durables	34,043	3.9
Real Estate Services	34,034	3.9
Travel & Leisure	32,826	3.7
Shopping Facilitators	28,003	3.2
Entertainment	27,640	3.2
Other Financial Services	24,022	2.7
Food & Drug	17,763	2.0
Consumer Finance	17,676	2.0
E-Commerce - Personal Goods	14,390	1.6
Database Software	13,366	1.5
Application Software	8,340	1.0
Multimedia and Design Software	2,250	0.3
Consumer Retail	2,169	0.2
Communications Software	2,000	0.2
Network Systems Management Software	1,501	0.2
Commercial Services	1,285	0.1
General Media and Content	1,092	0.1
Healthcare Services	174	*
Social/Platform Software	151	*
Business to Business Marketplace	144	*
Educational/Training Software	133	*
Computer Hardware	116	*
Advertising / Marketing	13	*
Transportation	1	*
Building Materials/Construction Machinery	—	*
Medical Software and Information Services	—	*
Total portfolio company investments	$876,718	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.

	December 31, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$114,109	13.2%
E-Commerce - Clothing and Accessories	111,941	12.9
Consumer Products and Services	78,826	9.1
Financial Institution and Services	71,673	8.3
Household & Office Goods	42,470	4.9
Other Financial Services	40,474	4.7
Real Estate Services	38,651	4.5
Security Services	38,282	4.4
Healthcare Technology Systems	37,418	4.3
Network Systems Management Software	37,283	4.3
Travel & Leisure	31,686	3.7
Entertainment	30,881	3.6
Consumer Non-Durables	30,531	3.5
Shopping Facilitators	27,642	3.2
Business Products and Services	22,940	2.7
Business/Productivity Software	17,393	2.0
Consumer Finance	17,345	2.0
Food & Drug	17,316	2.0
Multimedia and Design Software	15,619	1.8
E-Commerce - Personal Goods	15,091	1.7
Database Software	12,876	1.5
Computer Hardware	7,944	0.9
Consumer Retail	2,680	0.3
Communications Software	2,000	0.2
General Media and Content	1,092	0.1
Educational/Training Software	252	*
Commercial Services	238	*
Conferencing Equipment / Services	205	*
Social/Platform Software	151	*
Business to Business Marketplace	144	*
Transportation	111	*
Healthcare Services	61	*
Advertising / Marketing	13	*
Building Materials/Construction Machinery	2	*
Medical Software and Information Services	—	*
Total portfolio company investments	$865,340	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$757,858	98.6%	$752,268	99.4%
Revolver loans	10,310	1.3	4,029	0.5
Convertible notes	625	0.1	925	0.1
Total debt investments	$768,793	100.0%	$757,222	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 25.8% and 26.2% of our debt investments at fair value as of June 30, 2022 and December 31, 2021, respectively.

Investment Activity
During the three months ended June 30, 2022, we entered into debt commitments with 13 new portfolio companies and four existing portfolio companies totaling $259.9 million, funded debt investments to 20 portfolio companies for $157.6 million in principal value, acquired warrant investments representing $2.1 million of value, and made equity investments of $0.7 million. Debt investments funded during the three months ended June 30, 2022 carried a weighted average annualized portfolio yield of 13.6% at origination.
During the six months ended June 30, 2022, we entered into debt commitments with 21 new portfolio companies and seven existing portfolio companies totaling $385.7 million, funded debt investments to 26 portfolio companies for $220.3 million in principal value, acquired warrant investments representing $3.0 million of value, and made equity investments of $3.1 million. Debt investments funded during the six months ended June 30, 2022 carried a weighted average annualized portfolio yield of 13.5% at origination.
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
During the three months ended June 30, 2022, we received $50.2 million of principal prepayments, $4.8 million of early repayments and $10.3 million of scheduled principal amortization. During the six months ended June 30, 2022, we received $165.8 million of principal prepayments, $4.8 million of early repayments and $16.2 million of scheduled principal amortization.
During the three months ended June 30, 2021, we received $46.0 million of principal prepayments and $23.1 million of scheduled principal amortization. During the six months ended June 30, 2021, we received $82.0 million of principal prepayments and $38.2 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Beginning portfolio at fair value	$806,447	$633,696	$865,340	$633,779
New debt investments, net(1)	154,391	74,444	215,850	130,087
Scheduled principal amortization	(10,296)	(23,113)	(16,164)	(38,183)
Principal prepayments and early repayments	(55,038)	(46,000)	(170,572)	(81,966)
Net amortization and accretion of premiums and discounts and end-of-term payments	3,609	494	5,542	1,612
Payment-in-kind coupon	1,352	2,232	2,935	4,213
New warrant investments	2,145	2,246	2,960	3,867
New equity investments	1,100	509	3,796	3,153
Proceeds from dispositions of investments	—	—	(246)	(15,000)
Net realized gains (losses) on investments	(670)	—	(1,664)	(15,703)
Net change in unrealized gains (losses) on investments	(26,322)	3,209	(31,059)	21,858
Ending portfolio at fair value	$876,718	$647,717	$876,718	$647,717
_______________
(1)Debt balance is net of fees and discounts applied to the loan at origination.
Our level of investment activity can vary substantially from period to period as our Adviser chooses to slow or accelerate new business originations depending on market conditions, rate of investment of TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, our funding capacity (including availability under the Credit Facility and our ability or inability to raise equity or debt capital), the amount of our outstanding unfunded commitments and other market dynamics.

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the three and six months ended June 30, 2022 and 2021:

Commitments and Fundings (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Debt Commitments
New portfolio companies	$214,441	$102,533	$308,173	$159,712
Existing portfolio companies	45,500	—	77,500	33,220
Total(1)	$259,941	$102,533	$385,673	$192,932

Funded Debt Investments	$157,554	$76,022	$220,257	$132,930

Equity Investments	$733	$158	$3,093	$2,493

Non-Binding Term Sheets	$803,637	$250,835	$1,460,266	$443,007
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of June 30, 2022, this backlog of potential future commitments totaled $15.0 million. As of December 31, 2021, we did not have any backlog of potential future commitments.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$45,681	5.9%	3	$166,091	21.9%	8
White (2)	642,346	83.6	47	538,167	71.1	38
Yellow (3)	69,364	9.0	4	41,628	5.5	2
Orange (4)	9,152	1.2	1	11,336	1.5	1
Red (5)	2,250	0.3	1	—	—	—
	$768,793	100.0%	56	$757,222	100.0%	49
As of June 30, 2022 and December 31, 2021, the weighted average investment ranking of our debt investment portfolio was 2.06 and 1.87, respectively. During the three months ended June 30, 2022, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $2.5 million was upgraded from Yellow (3) to White (2), two portfolio companies with a combined principal balance of $28.4 million were downgraded from White (2) to Yellow (3), and one portfolio company, Pencil and Pixel, Inc., with a principal balance of $15.0 million was downgraded from White (2) to Red (5).

Results of Operations
Comparison of operating results for the three and six months ended June 30, 2022 and 2021
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the three months ended June 30, 2022, our net decrease in net assets resulting from operations was $14.4 million, which was comprised of $12.7 million of net investment income and $27.1 million of net realized and unrealized losses. For the three months ended June 30, 2021, our net increase in net assets resulting from operations was $12.0 million, which was comprised of $9.4 million of net investment income and $2.6 million of net realized and unrealized losses. On a per share basis for the three months ended June 30, 2022, net investment income was $0.41 per share and the net decrease in net assets from operations was $(0.46) per share, as compared to net investment income of $0.30 per share and a net increase in net assets from operations of $0.39 per share for the three months ended June 30, 2021.
For the six months ended June 30, 2022, our net decrease in net assets resulting from operations was $(8.7) million, which was comprised of $26.2 million of net investment income and $34.9 million of net realized and unrealized losses. For the six months ended June 30, 2021, our net increase in net assets resulting from operations was $23.8 million, which was comprised of $18.3 million of net investment income and $5.5 million of net realized and unrealized gains. On a per share basis for the six months ended June 30, 2022, net investment income was $0.84 per share and the net decrease in net assets from operations was $(0.28) per share, as compared to net investment income of $0.59 per share and a net increase in net assets from operations of $0.77 per share for the six months ended June 30, 2021.
Investment Income
For the three months ended June 30, 2022, total investment and other income was $27.4 million as compared to $20.3 million for the three months ended June 30, 2021. The increase in total investment and other income for the three months ended June 30, 2022, compared to the 2021 period, is primarily due to a greater weighted average principal amount outstanding on our income-bearing debt investment portfolio, higher investment yields and increased prepayment activity.
For the six months ended June 30, 2022, total investment and other income was $54.8 million as compared to $40.3 million for the six months ended June 30, 2021. The increase in total investment and other income for the six months ended June 30, 2022, compared to the 2021 period, is primarily due to a greater weighted average principal amount outstanding on our income-bearing debt investment portfolio, higher investment yields and increased prepayment activity.
For the three months ended June 30, 2022, we recognized $0.4 million in other income consisting of $0.4 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the six months ended June 30, 2022, we recognized $1.8 million in other income consisting $1.8 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
For the three months ended June 30, 2021, we recognized $0.6 million in other income consisting primarily of $0.6 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the six months ended June 30, 2021, we recognized we recognized $1.3 million in other income consisting of $0.3 million due to the termination or expiration of unfunded commitments and $1.0 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
Operating Expenses
Total operating expenses consist of our base management fee, income incentive fee, capital gains incentive fee, interest expense and amortization of fees, administration agreement expenses, and general and administrative expenses. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will generally decrease over time as our portfolio and capital base expand. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. The capital gains incentive fee will depend on realized gains and losses and unrealized losses. Interest expenses will generally increase as we borrow greater amounts under the Credit Facility and issue additional debt securities, and we generally expect expenses under the administration agreement and general and administrative expenses to increase over time to meet the additional requirements associated with servicing a larger portfolio.
For the three months ended June 30, 2022, total operating expenses were $14.8 million as compared to $10.9 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, total operating expenses were $28.6 million as compared to $22.0 million for the six months ended June 30, 2021.
Base management fees for the three months ended June 30, 2022 and 2021 totaled $3.9 million and $3.1 million, respectively. Base management fees increased during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, due to an increase in the average size of our portfolio during the applicable periods used in the calculation. Base management fees for the six months ended June 30, 2022 and 2021 totaled $7.6 million and $6.1 million, respectively. Base management fees increased during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, due to an increase in the average size of our portfolio during the applicable periods used in the calculation.

Income incentive fees totaled $3.2 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively, and $6.6 million and $4.6 million for the six months ended June 30, 2022 and 2021, respectively. Income incentive fees increased during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, due to greater pre-incentive fee net investment income for the period. Income incentive fees increased during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, due to greater pre-incentive fee net investment income for the period.
There was no capital gains incentive fee expense for the three and six months ended June 30, 2022 and 2021.
Interest expense and amortization of fees totaled $6.1 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively. The increase during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, is due to the issuance of the 2027 Notes in the first quarter of 2022 and a greater weighted-average outstanding principal balance under the Credit Facility.
Interest expense and amortization of fees totaled $11.2 million and $8.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, is due to the issuance of the 2027 Notes in the first quarter of 2022 and a greater weighted-average outstanding principal balance under the Credit Facility.
Administration agreement and general and administrative expenses totaled $1.6 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively. Administration agreement and general and administrative expenses totaled $3.2 million and $2.8 million for the six months ended June 30, 2022 and 2021, respectively. The increase for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to a higher allocation of administration expenses under the Administration Agreement as well as greater third-party expenses.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended June 30, 2022, we recognized net realized losses on investments of $0.7 million, resulting primarily from the write-off of a warrant investment. During the six months ended June 30, 2022, we recognized net realized losses on investments of $3.9 million, primarily resulting from the sale of our investment in Casper Sleep Inc., the write-off of a warrant investment and foreign currency adjustments.
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
Net change in unrealized losses during the three months ended June 30, 2022 was $26.3 million, consisting of $16.8 million of net unrealized losses on our debt investment portfolio, of which $13.2 million of unrealized losses relate to the write-down of Pencil and Pixel, Inc., which is rated Red (5) on our credit watch list and $4.9 million of net unrealized losses on our warrant and equity portfolio resulting from fair value and mark-to-market adjustments, as well as $4.6 million of net unrealized losses from foreign currency adjustments. Net change in unrealized losses during the six months ended June 30, 2022 was $31.1 million, consisting of $21.2 million of net unrealized losses on our debt investment portfolio, of which $13.2 million of unrealized losses relate to the write-down of Pencil and Pixel, Inc., which is rated Red (5) on our credit watch list and $4.8 million of net unrealized losses on our warrant and equity portfolio resulting from fair value and mark-to-market adjustments, as well as $5.1 million of net unrealized losses from foreign currency adjustments.
Net change in unrealized gains during the three months ended June 30, 2021 was $3.2 million, resulting primarily from fair value adjustments. Net change in unrealized gains during the six months ended June 30, 2021 was $21.9 million, resulting primarily from the reversal and recognition of $15.6 million of previously recorded unrealized losses associated with Knotel, Inc. in connection with the recognition of a realized loss on the investment, as well as net unrealized gains on our investment portfolio resulting from fair value adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three and six months ended June 30, 2022, interest income totaled $27.0 million and $52.9 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 14.5% and 15.0%, respectively. For the three and six months ended June 30, 2021, interest income totaled $19.7 million and $38.9 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 13.9% and 13.6%, respectively.

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
For the three and six months ended June 30, 2022, the yield on our total debt portfolio, excluding the impact of prepayments, was 12.8% and 12.8%, respectively. For the three and six months ended June 30, 2021, the yield on our total debt portfolio, excluding the impact of prepayments, was 12.0% and 11.9%, respectively.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average annualized portfolio yield on total debt investments(2)	14.5%	13.9%	15.0%	13.6%
Coupon income	10.4%	9.9%	10.2%	9.8%
Accretion of discount	0.7%	0.7%	0.8%	0.7%
Accretion of end-of-term payments	1.7%	1.4%	1.8%	1.4%
Impact of prepayments during the period	1.7%	1.9%	2.2%	1.7%
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
Total return based on stock price is the change in the ending stock price of our common stock plus distributions paid during the period assuming participation in our dividend reinvestment plan divided by the beginning stock price of our common stock for such period. For the three and six months ended June 30, 2022, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was (3.2)% and (2.3)%, respectively, and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was (24.9)% and (25.4)%, respectively. For the three and six months ended June 30, 2021, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 2.7% and 6.4%, respectively, and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 7.7% and 23.5%, respectively. These total return figures are for the periods indicated and are not annualized.

The table below shows our return on average total assets and return on average NAV for the three and six months ended June 30, 2022 and 2021:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net investment income	$12,654	$9,403	$26,201	$18,310
Net increase (decrease) in net assets	$(14,413)	$11,986	$(8,708)	$23,845

Average net asset value(1)	$428,378	$398,281	$432,071	$400,152
Average total assets(1)	$891,559	$685,637	$868,359	$690,394

Net investment income to average net asset value(2)	11.8%	9.5%	12.2%	9.2%
Net increase (decrease) in net assets to average net asset value(2)	(13.5)%	12.1%	(4.1)%	12.0%

Net investment income to average total assets(2)	5.7%	5.5%	6.1%	5.3%
Net increase (decrease) in net assets to average total assets(2)	(6.5)%	7.0%	(2.0)%	7.0%
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
As of June 30, 2022, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented approximately 95.1% of our total assets, as compared to approximately 93.3% of our total assets as of December 31, 2021.
See “Note 4. Investments” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 2, 2022 and “Note 4. Investments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.

Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows, prepayments, and the ability to liquidate publicly traded investments, will be adequate to meet our cash needs for our daily operations, including to fund our unfunded commitment obligations. This “Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above and the risk factors discussed below in this Quarterly Report on Form 10-Q.
Cash Flows
During the six months ended June 30, 2022, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $23.2 million, and net cash provided by financing activities was $7.1 million due primarily from the issuance of the 2027 Notes, offset by net repayments under the Credit Facility of $95.0 million and $21.5 million in distributions paid. As of June 30, 2022, cash and cash equivalents, including restricted cash, was $43.1 million.
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
Credit Facility
As of June 30, 2022, we had $350 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on November 30, 2022, and the maturity date of the Credit Facility is May 31, 2024 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including LIBOR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of June 30, 2022 and December 31, 2021, we had outstanding borrowings under the Credit Facility of $105.0 million and $200.0 million, respectively, excluding deferred credit facility costs of $1.7 million and $2.2 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $245.0 million and $150.0 million of remaining capacity on our Credit Facility as of June 30, 2022 and December 31, 2021, respectively.
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

As of June 30, 2022 and December 31, 2021, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.4 million and $69.3 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2025 Notes.
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
As of June 30, 2022 and December 31, 2021, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $198.4 million and $198.2 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.
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
As of June 30, 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2027 Notes, net of deferred issuance costs, of $123.7 million. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2027 Notes.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of June 30, 2022, our asset coverage for borrowed amounts was 181%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of June 30, 2022:

Payments Due By Period (in thousands)	June 30, 2022
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$105,000	$—	$105,000	$—	$—
2025 Notes	70,000	—	70,000	—	—
2026 Notes	200,000	—	—	200,000	—
2027 Notes	125,000	—	—	125,000	—
Total	$500,000	$—	$175,000	$325,000	$—

Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2022 and December 31, 2021, our unfunded commitments totaled $334.2 million and $191.7 million, respectively, of which $96.6 million and $50.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.

The following table shows our unfunded commitments by portfolio company as of June 30, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	June 30, 2022	December 31, 2021
Flink SE	$25,000	$—
Overtime Sports, Inc.	22,857	—
McN Investments Ltd.	20,000	—
The Pill Club Holdings, Inc.	20,000	20,000
Athletic Greens (USA), Inc.	20,000	—
Found Health, Inc.	20,000	—
Flo Health, Inc.	16,667	—
Jerry Services, Inc.	15,000	—
RenoRun US Inc.	12,750	12,750
Savage X, Inc.	12,500	12,000
The Aligned Company (f/k/a Thingy Thing Inc.)	12,000	2,000
Homeward, Inc.	10,000	10,000
Activehours, Inc. (d/b/a Earnin)	10,000	10,000
Merama Inc.	9,718	9,718
Curology, Inc.	9,000	9,000
Mynd Management, Inc.	9,000	—
Forum Brands, LLC	8,286	12,951
Foodology Inc.	7,976	—
Demain ES (d/b/a Luko)	7,315	7,940
Good Eggs, Inc.	7,000	14,000
Tempo Interactive Inc.	6,250	25,000
Untitled Labs, Inc.	5,833	—
everdrop GmbH	5,678	—
Cart.com, Inc.	5,000	—
Don't Run Out, Inc.	5,000	5,000
Project 1920, Inc.	4,650	—
Quick Commerce Ltd	4,000	—
FlashParking, Inc.	3,490	3,837
Minted, Inc.	3,400	—
Nakdcom One World AB	3,135	—
Baby Generation, Inc.	3,125	—
True Footage Inc.	2,794	5,695
Underground Enterprises, Inc.	2,250	—
JOKR S.à r.l.	1,496	1,496
Belong Home, Inc.	1,000	—
Dia Styling Co.	1,000	—
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	1,000	—
Arcadia Power, Inc.	—	18,000
Narvar, Inc.	—	3,750
Sonder USA, Inc.	—	3,000
Trendly, Inc.	—	3,000
VanMoof Global Holding B.V.	—	2,025
Alyk, Inc.	—	500
Total	$334,170	$191,662
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.

The following table shows additional information on our unfunded commitments regarding milestones and expirations as of June 30, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	June 30, 2022	December 31, 2021
Dependent on milestones	$96,584	$50,250
Expiring during:
2022	$100,217	$131,429
2023	207,696	50,233
2024	—	10,000
2025	26,257	—
Total	$334,170	$191,662
_______________
(1)Does not include backlog of potential future commitments.
As of June 30, 2022, our unfunded commitments to 37 companies totaled $334.2 million. During the three and six months ended June 30, 2022, $0.5 million and $6.8 million, respectively, in unfunded commitments expired or were terminated.
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of June 30, 2022 and December 31, 2021, the fair value for these unfunded commitments totaled $5.5 million and $3.2 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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

The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to June 30, 2022. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
			Total cash distributions	$12.22
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.
For the three months ended June 30, 2022, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 79.0% of total distributions paid. As of June 30, 2022, we had estimated undistributed taxable earnings from net investment income of $14.3 million, or $0.46 per share.

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2022-03 on our consolidated financial statements.
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
Recent Developments
Distribution
On July 27, 2022, the Board declared a $0.36 per share regular quarterly distribution, payable on September 30, 2022 to stockholders of record on September 15, 2022.
Recent Portfolio Activity
From July 1, 2022 through August 2, 2022, we closed $23.0 million of additional debt commitments and funded $25.0 million in new investments. TPC’s direct originations platform entered into $85.0 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.
Amendment to the Credit Facility
On July 22, 2022, we entered into an amendment to the Credit Facility to, among other things, extend the revolving period from November 30, 2022 to May 31, 2024 and the scheduled maturity date from May 31, 2024 to November 30, 2025.
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

As of June 30, 2022, approximately 58.6%, or $477.9 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it goes above the interest rate floor; however, our 2025 Notes, 2026 Notes and 2027 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement (as modified by the First Supplement with respect to the 2026 Notes and the Second Supplement with respect to the 2027 Notes)) occurs).
As of June 30, 2022, our floating rate borrowings totaled $105.0 million, which represented 21.0% of our outstanding debt. As of June 30, 2022, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of June 30, 2022 was 4.75%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings under the Credit Facility, we will benefit from any decreases in interest rates up to the point that the LIBOR rate decreases to 0.50%, which is the LIBOR interest-rate floor under our Credit Facility as of June 30, 2022. However, because current interest rates exceed the LIBOR interest-rate floor under our Credit Facility as of June 30, 2022, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2022 consolidated statements of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$14,117	$(3,150)	$10,967
Up 200 basis points	$9,339	$(2,100)	$7,239
Up 100 basis points	$4,560	$(1,050)	$3,510
Up 50 basis points	$2,208	$(525)	$1,683
Down 50 basis points	$(2,187)	$525	$(1,662)
Down 100 basis points	$(4,374)	$1,050	$(3,324)
Down 200 basis points	$(6,410)	$1,153	$(5,257)
Down 300 basis points	$(6,410)	$1,153	$(5,257)
This analysis is indicative of the potential impact on our investment income as of June 30, 2022, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of June 30, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2022 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (filed with the SEC on March 2, 2022), which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Dividend Reinvestment Plan
During the three months ended June 30, 2022, we issued 37,317 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended June 30, 2022 was $0.5 million.
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

10.1
Form of Receivables Financing Agreement, dated as of February 21, 2014, among TPVG Variable Funding Company LLC, as borrower, TriplePoint Venture Growth BDC Corp., individually and as collateral manager and as sole equityholder of the borrower, Vervent Inc., as backup collateral manager, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, Deutsche Bank Trust Company Americas, as paying agent, Computershare Trust Company, N.A. as custodian and the other agents parties thereto, as amended and conformed through Omnibus Amendment dated July 22, 2022(3)

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
(3)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01044) filed on July 25, 2022.
(*)    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Venture Growth BDC Corp.
Date: August 3, 2022	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)