Form 10-Q
period 2022-09-30
TriplePoint Venture Growth BDC Corp.
filed 2022-11-02
CIK 1580345

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
There were 35,282,058 shares of the Registrant’s common stock outstanding as of November 2, 2022.

TriplePoint Venture Growth BDC Corp.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments at fair value (amortized cost of $969,235 and $837,849, respectively)	$962,430	$865,340
Cash and cash equivalents	6,861	51,272
Restricted cash	8,138	7,875
Deferred credit facility costs	4,482	2,170
Prepaid expenses and other assets	1,698	1,013
Total assets	$983,609	$927,670

Liabilities
Revolving Credit Facility	$121,000	$200,000
2025 Notes, net	69,492	69,348
2026 Notes, net	198,487	198,155
2027 Notes, net	123,769	—
Base management fee payable	3,932	3,265
Income incentive fee payable	101	3,227
Other accrued expenses and liabilities	18,947	19,184
Total liabilities	$535,728	$493,179
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	353	310
Paid-in capital in excess of par value	470,863	414,218
Total distributable earnings (loss)	(23,335)	19,963
Total net assets	$447,881	$434,491
Total liabilities and net assets	$983,609	$927,670

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	35,282	31,011
Net asset value per share	$12.69	$14.01

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income
Interest income from investments	$29,214	$18,723	$82,142	$57,656
Other income
Expirations / terminations of unfunded commitments	101	197	145	543
Other fees	383	2,307	2,188	3,323
Total investment and other income	29,698	21,227	84,475	61,522

Operating expenses
Base management fee	3,932	3,177	11,550	9,248
Income incentive fee	101	2,472	6,651	7,049
Interest expense and amortization of fees	7,153	4,100	18,378	12,588
Administration agreement expenses	593	509	1,673	1,498
General and administrative expenses	1,059	1,082	3,162	2,942
Total operating expenses	12,838	11,340	41,414	33,325

Net investment income	16,860	9,887	43,061	28,197

Net realized and unrealized gains/(losses)
Net realized gains (losses) on investments	(13,187)	(3,122)	(17,038)	(18,764)
Net change in unrealized gains (losses) on investments	(3,241)	32,095	(34,299)	53,953
Net realized loss on extinguishment of debt	—	—	—	(681)
Net realized and unrealized gains/(losses)	(16,428)	28,973	(51,337)	34,508

Net increase (decrease) in net assets resulting from operations	$432	$38,860	$(8,276)	$62,705

Basic and diluted net investment income per share	$0.51	$0.32	$1.35	$0.91
Basic and diluted net increase (decrease) in net assets per share	$0.01	$1.26	$(0.26)	$2.03
Basic and diluted weighted average shares of common stock outstanding	33,373	30,956	31,816	30,918

Total basic and diluted distributions declared per share	$0.36	$0.36	$1.08	$1.08

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of June 30, 2021	30,950	$309	$413,609	$(10,790)	$403,128
Net increase (decrease) in net assets resulting from operations	—	—	—	38,860	38,860
Distributions reinvested in common stock	34	1	508	—	509
Distributions from distributable earnings	—	—	—	(11,143)	(11,143)
Balance as of September 30, 2021	30,984	$310	$414,117	$16,927	$431,354

Balance as of June 30, 2022	31,074	$311	$415,095	$(11,082)	$404,324
Net increase (decrease) in net assets resulting from operations	—	—	—	432	432
Issuance of common stock	4,162	42	55,289		55,331
Distributions reinvested in common stock	46	—	479	—	479
Distributions from distributable earnings	—	—	—	(12,685)	(12,685)
Balance as of September 30, 2022	35,282	$353	$470,863	$(23,335)	$447,881

Balance as of December 31, 2020	30,871	$309	$412,514	$(12,388)	$400,435
Net increase (decrease) in net assets resulting from operations	—	—	—	62,705	62,705
Distributions reinvested in common stock	113	1	1,603	—	1,604
Distributions from distributable earnings	—	—	—	(33,390)	(33,390)
Balance as of September 30, 2021	30,984	$310	$414,117	$16,927	$431,354

Balance as of December 31, 2021	31,011	$310	$414,218	$19,963	$434,491
Net increase (decrease) in net assets resulting from operations	—	—	—	(8,276)	(8,276)
Issuance of common stock	4,162	42	55,289		55,331
Distributions reinvested in common stock	109	1	1,356	—	1,357
Distributions from distributable earnings	—	—	—	(35,022)	(35,022)
Balance as of September 30, 2022	35,282	$353	$470,863	$(23,335)	$447,881

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(8,276)	$62,705
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(326,638)	(254,263)
Principal payments and proceeds from investments	195,603	167,520
Payment-in-kind interest on investments	(4,593)	(6,330)
Net change in unrealized (gains) losses on investments	34,299	(53,953)
Net realized (gains) losses on investments	17,038	18,764
Amortization and (accretion) of premiums and discounts, net	(7,826)	(3,102)
(Accretion) reduction of end-of-term payments, net of prepayments	(4,973)	(1,871)
Amortization of debt fees and issuance costs	1,450	1,569
Net realized loss on extinguishment of debt	—	681
Change in operating assets and liabilities:
Prepaid expenses and other assets	(685)	(744)
Base management fee payable	667	110
Income incentive fee payable	(3,126)	(310)
Other accrued expenses and liabilities	(237)	(7,263)
Net cash (used in) provided by operating activities	(107,297)	(76,487)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	216,000	153,000
Repayments under revolving credit facility	(295,000)	(186,000)
Distributions paid	(33,666)	(34,872)
Deferred credit facility costs	(3,114)	(229)
Proceeds from issuance of 2027 Notes	125,000	—
Debt issuance costs of 2027 Notes	(1,402)	—
Proceeds from issuance of 2026 Notes	—	200,000
Debt issuance costs of 2026 Notes	—	(2,214)
Repayment of 2022 Notes	—	(74,750)
Debt extinguishment costs	—	(30)
Proceeds from the issuance of common stock	55,331	—
Net cash provided by (used in) financing activities	63,149	54,905
Net change in cash, cash equivalents and restricted cash	(44,148)	(21,582)
Cash, cash equivalents and restricted cash at beginning of period	59,147	44,677
Cash, cash equivalents and restricted cash at end of period	$14,999	$23,095

	For the Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$6,861	$23,095
Restricted cash	8,138	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$14,999	$23,095

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$18,765	$12,186
Distributions reinvested	$1,356	$1,603
Excise tax paid	$337	$478

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	$8,333	$8,260	$8,259	5/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	7/21/2022	8,750	8,633	8,633	7/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	9/30/2022	5,750	5,650	5,650	9/30/2024
Total Application Software - 5.03%*			22,833	22,543	22,542

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	7,000	7,015	6,942	12/31/2024
	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)(2)	5/6/2022	11,000	10,941	10,696	11/30/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	6/29/2022	7,000	6,839	6,763	12/31/2026
			25,000	24,795	24,401
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	20,000	19,943	19,943	6/30/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	340	340	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	546	549	549	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	278	278	10/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)(2)	1/21/2022	347	345	345	1/31/2024
			21,509	21,455	21,455
Hi.Q, Inc.	Growth Capital Loan (11.75% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,392	13,285	6/30/2024
	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 1.00% EOT payment)	12/31/2020	6,867	6,868	6,868	8/31/2025
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 5.00% EOT payment)(2)	5/6/2022	5,000	4,895	4,857	5/31/2025
			25,117	25,155	25,010
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	11/5/2019	2,127	2,207	2,213	11/30/2023
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	1/31/2020	1,446	1,492	1,497	1/31/2024
			3,573	3,699	3,710
Uniphore Technologies Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)(2)	12/22/2021	7,000	7,016	6,974	12/31/2024
	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)(2)	12/22/2021	7,000	7,016	6,974	12/31/2024
			14,000	14,032	13,948
Total Business Applications Software - 19.77%*			89,199	89,136	88,524

Business Products and Services
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)	12/30/2021	20,000	19,723	19,723	12/31/2025
Quick Commerce Ltd(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	5/4/2022	21,000	20,558	20,370	5/31/2025
RenoRun US Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)(2)	12/30/2021	2,250	2,202	2,202	12/31/2025
	Convertible Note (4.00% interest rate)(2)	12/30/2021	625	625	625	12/30/2023
			2,875	2,827	2,827
Total Business Products and Services - 9.58%*			43,875	43,108	42,920

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	$5,796	$5,835	$5,775	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	438	441	436	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	525	527	521	8/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	10/6/2021	2,430	2,424	2,392	10/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	1,578	1,569	1,547	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	4,233	4,210	4,151	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	1,414	1,400	1,379	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	540	535	527	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	95	94	93	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	3,060	3,021	2,973	1/31/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	1,166	1,142	1,121	4/30/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	439	430	422	4/30/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	9/21/2022	2,850	2,750	2,687	9/30/2024
			24,564	24,378	24,024
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK interest, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	25,563	25,411	25,411	3/31/2027
Total Business/Productivity Software - 11.04%*			50,127	49,789	49,435

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	6,000	6,141	6,087	10/31/2023
	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	9/30/2021	9,000	8,995	8,858	9/30/2024
			15,000	15,136	14,945
The Aligned Company (f/k/a Thingy Thing Inc.)	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	2,000	2,010	2,010	4/30/2025
Total Consumer Finance - 3.79%*			17,000	17,146	16,955

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,535	2,520	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	998	988	6/30/2025
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)	9/30/2020	19,000	19,201	19,201	9/30/2024
	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)(2)	9/30/2021	6,000	5,989	5,988	9/30/2025
			25,000	25,190	25,189
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)(2)	5/18/2022	2,250	2,236	2,223	11/30/2024
	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)(2)	6/9/2022	1,500	1,498	1,488	3/31/2025
	Growth Capital Loan (Prime + 3.75% interest rate, 11.00% floor, 5.50% EOT payment)(2)	8/5/2022	2,250	2,237	2,221	5/31/2025
			6,000	5,971	5,932
Total Consumer Non-Durables - 7.73%*			34,500	34,694	34,629

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)(2)	1/26/2022	$1,875	$1,883	$1,867	1/31/2025
Clutter Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 6.00% EOT payment)	12/23/2020	1,945	2,049	2,044	12/31/2023
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 7.00% EOT payment)	3/26/2021	3,773	3,979	3,966	3/31/2024
			5,718	6,028	6,010
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	12,500	12,228	11,903	7/31/2025
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	249	246	244	4/30/2025
	Growth Capital Loan (Prime + 3.75% interest rate, 7.00% floor, 2.00% EOT payment)(2)	4/8/2022	170	172	172	10/31/2022
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	605	596	592	5/31/2025
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	4,000	3,938	3,913	5/31/2025
			5,024	4,952	4,921
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)(2)	8/12/2021	5,859	5,897	5,862	8/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 6.00% EOT payment)(2)	5/26/2022	7,000	6,762	6,719	5/31/2025
			12,859	12,659	12,581
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	3,350	3,448	3,420	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	6,700	6,802	6,746	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/10/2021	7,475	7,590	7,522	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00%EOT payment)(2)	8/31/2021	7,475	7,581	7,514	2/28/2025
			25,000	25,421	25,202
JOKR S.à r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	3,000	2,858	2,814	11/30/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/17/2022	1,000	980	970	8/31/2026
	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.45% EOT payment)(2)	11/2/2021	501	500	496	8/9/2023
			4,501	4,338	4,280
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 9.25% EOT payment)(2)	4/29/2022	5,000	4,963	4,920	1/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	6/6/2022	5,365	5,170	4,668	6/30/2026
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	8/29/2022	3,009	2,882	2,783	8/31/2026
			13,374	13,015	12,371
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 11.00% floor, 11.75% EOT payment)	2/26/2019	4,000	4,339	4,318	2/29/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 11.00% floor, 10.55% EOT payment)	4/4/2019	2,000	2,124	2,114	2/29/2024
			6,000	6,463	6,432
Project 1920, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	2,000	1,992	1,968	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	2,100	2,119	2,110	3/25/2023
			4,100	4,111	4,078
Tempo Interactive Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	4/27/2022	18,750	18,727	18,549	4/30/2025
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	9,934	9,855	5/31/2026

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Untitled Labs, Inc.	Growth Capital Loan (11.50% interest rate, 5.00% EOT payment)(2)	6/23/2022	$4,167	$4,087	$4,011	6/30/2026
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	2/1/2021	8,654	8,590	6,829	1/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	5/27/2021	4,370	4,314	3,390	5/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	1/31/2022	2,011	1,959	1,667	1/31/2026
			15,035	14,863	11,886
Total Consumer Products and Services - 29.91%*			138,903	138,709	133,946

Database Software
Sisense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)(2)	12/28/2021	13,000	13,082	13,082	6/30/2024
Total Database Software - 2.92%*			13,000	13,082	13,082

E-Commerce - Clothing and Accessories
Dia Styling Co.	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 8.25% EOT payment)(2)	6/30/2022	5,000	5,038	5,000	6/30/2025
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.25% floor, 6.75% EOT payment)	9/29/2021	24,167	23,818	23,639	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	16,500	16,547	16,339	6/30/2027
	Revolver (Prime + 6.50% interest rate, 10.00% floor)(2)	6/15/2022	5,100	5,060	5,011	6/15/2025
			21,600	21,607	21,350
Outfittery GMBH(1)(3)	Growth Capital Loan (11.00% PIK interest, 9.00% EOT payment)(2)	1/8/2021	19,825	22,990	19,084	1/1/2024
	Revolver (9.00% PIK interest, 5.00% EOT payment)(2)	3/5/2020	3,448	3,798	3,305	1/1/2024
			23,273	26,788	22,389
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	10,500	10,695	10,644	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	7,000	6,858	6,804	12/31/2024
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	3/31/2022	7,000	6,846	6,795	9/30/2025
			24,500	24,399	24,243
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	19,500	19,706	19,549	11/30/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	3,000	2,928	2,896	12/31/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	5,500	5,468	5,407	12/31/2025
			28,000	28,102	27,852
Total E-Commerce - Clothing and Accessories - 27.79%*			126,540	129,752	124,473

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	4,168	4,207	4,177	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	1,951	1,964	1,951	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	4,163	4,174	4,142	8/31/2024
Total E-Commerce - Personal Goods - 2.29%*			10,282	10,345	10,270

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Entertainment
Luminary Roli Limited(1)(3)(7)	Growth Capital Loan(2)	8/31/2021	$35,492	$29,530	$8,389	8/31/2026
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	17,695	17,695	16,171	10/31/2022
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,260	1,260	1,206	3/31/2023
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,175	1,175	1,125	12/31/2023
			20,130	20,130	18,502
Total Entertainment - 6.00%*			55,622	49,660	26,891

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (8.00% interest rate)(2)	12/31/2020	32,349	31,787	31,411	12/31/2025
Total Financial Institution and Services - 7.01%*			32,349	31,787	31,411

Financial Software
Synapse Financial Technologies, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.75% floor, 4.00% EOT payment)(2)	7/29/2022	1,000	972	972	7/31/2025
Total Financial Software - 0.22%*			1,000	972	972

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	15,000	15,403	15,403	12/31/2024
Total Food & Drug - 3.44%*			15,000	15,403	15,403

Healthcare Services
Hey Favor, Inc (f/k/a The Pill Club Holdings, Inc.)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.25% EOT payment)(2)	8/5/2022	20,000	19,767	19,767	8/31/2024
Total Healthcare Services - 4.41%*			20,000	19,767	19,767

Healthcare Technology Systems
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	5,113	4,907	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	5,113	4,907	12/31/2023
	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 6.75% EOT payment)(2)	3/25/2022	20,000	19,846	18,085	9/30/2025
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.75% EOT payment)(2)	8/29/2022	4,286	4,030	4,030	8/31/2024
			34,286	34,102	31,929
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 7.75% EOT payment)	11/5/2019	8,504	9,682	9,682	11/30/2023
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/31/2020	9,409	9,664	9,534	12/31/2025
			17,913	19,346	19,216
Total Healthcare Technology Systems - 11.42%*			52,199	53,448	51,145

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)(2)	9/30/2022	20,000	19,492	19,492	3/31/2027
Total Multimedia and Design Software - 4.35%*			20,000	19,492	19,492

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	10,000	9,910	9,743	9/30/2025
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,861	5,296	3/8/2031
Total Other Financial Services - 3.36%*			17,035	16,771	15,039

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Real Estate Services
Demain ES (d/b/a Luko)(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	$4,535	$4,486	$3,850	12/28/2024
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	5,669	5,607	4,813	12/28/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/4/2022	7,178	7,025	6,652	7/31/2025
			17,382	17,118	15,315
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)(2)	12/30/2021	10,000	10,049	10,049	6/30/2024
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/25/2022	6,000	6,056	6,056	5/31/2024
McN Investments Ltd.(1)(3)	Growth Capital Loan (Prime + 3.38% interest rate, 6.63% floor, 1.25% EOT payment)(2)	8/9/2022	6,000	5,896	5,896	2/28/2023
	Growth Capital Loan (Prime + 3.38% interest rate, 6.63% floor, 1.25% EOT payment)(2)	8/24/2022	6,000	5,883	5,883	2/28/2023
			12,000	11,779	11,779
True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	249	244	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	794	780	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	219	215	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	105	103	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	437	430	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	207	203	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	149	147	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,361	1,338	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	754	741	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	1/31/2022	170	168	165	1/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	2/25/2022	116	114	112	2/28/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	3/15/2022	300	296	291	3/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	1,110	1,092	1,071	4/30/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	4/22/2022	990	970	952	4/30/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)(2)	5/23/2022	216	211	208	5/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	7/19/2022	200	194	192	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	7/19/2022	100	97	96	7/31/2025
			7,507	7,417	7,288
Total Real Estate Services - 11.27%*			52,889	52,419	50,487

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Security Services
ForgeRock, Inc.	Growth Capital Loan (8.00% interest rate, 10.00% EOT payment)	3/27/2019	$10,000	$10,460	$10,334	9/30/2025
	Growth Capital Loan (8.00% interest rate, 10.00% EOT payment)	9/30/2019	10,000	10,364	10,230	12/31/2025
	Growth Capital Loan (8.00% interest rate, 10.00% EOT payment)	12/23/2019	10,000	10,330	10,196	12/31/2025
Total Security Services - 6.87%*			30,000	31,154	30,760

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	12/30/2021	27,500	27,893	27,728	6/30/2024
Total Shopping Facilitators - 6.19%*			27,500	27,893	27,728

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	20,856	20,582	10/31/2024
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	10,342	10,206	10/31/2024
Total Travel & Leisure - 6.87%*			30,000	31,198	30,788

Total Debt Investments - 191.27%*			$899,853	$898,268	$856,659

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Aerospace and Defense
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	2,249	19	19
Total Aerospace and Defense - 0.00%*				19	19

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	5/10/2022	14,536	123	114
Total Application Software - 0.03%*				123	114

Building Materials/Construction Machinery
View, Inc.	Common Stock(2)	6/13/2017	105,682	500	—
Total Building Materials/Construction Machinery - 0.00%*				500	—

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	486
	Preferred Stock(2)	6/29/2022	27,714	164	164
				302	650
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	117
Envoy, Inc.	Preferred Stock(2)	5/8/2020	35,893	82	401
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	1,086
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	294
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	1,293
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	886
	Preferred Stock	12/31/2020	114,319	125	118
				321	1,004
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	455
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018		213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	187
Total Business Applications Software - 1.97%*				4,041	8,820

Business Products and Services
Cart.com, Inc.	Common Stock	12/30/2021	32,731	477	404
	Common Stock(2)	3/31/2022	2,719	17	17
				494	421
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	197
Quick Commerce Ltd(1)(3)	Preferred Stock(2)	5/4/2022	1,464,990	311	120
RenoRun Inc.(1)(3)	Preferred Stock(2)	12/30/2021	15,906	348	348
Substack Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Total Business Products and Services -0.24%*				1,356	1,092

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock	7/6/2021	9,457	556	654
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	87,385	87	478
Total Business/Productivity Software - 0.25%*				643	1,132

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	33
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.03%*				120	144

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	$188	$188
Total Commercial Services -0.04%*				188	188

Computer Hardware
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	27,878	183	116
Total Computer Hardware - 0.03%*				183	116

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock	10/8/2020	86,268	226	317
The Aligned Company (f/k/a Thingy Thing Inc.)	Preferred Stock	10/21/2021	5,855	17	257
	Preferred Stock(2)	9/30/2022	163	2	2
				19	259
Total Consumer Finance - 0.13%*				245	576

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	8
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	2,262	85	84
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	14
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Preferred Stock(2)	11/27/2019	98,723	73	213
Imperfect Foods, Inc.	Preferred Stock(2)	6/6/2019	49,709	189	321
	Common Stock	9/30/2020	48,391	208	411
				397	732
Total Consumer Non-Durables - 0.23%*				590	1,051

Consumer Products and Services
Baby Generation, Inc.	Common Stock(2)	1/26/2022	23,424	18	18
Clutter Inc.	Preferred Stock(2)	10/18/2018	77,434	363	567
	Preferred Stock	9/30/2020	29,473	169	169
				532	736
everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	25	22
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	89	222	107
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	22,948	100	100
Frubana Inc.(1)(3)	Preferred Stock(2)	9/30/2022	15,987	334	334
Good Eggs, Inc.	Preferred Stock(2)	8/12/2021	1,072,903	401	515
Hydrow, Inc.	Common Stock(2)	2/9/2021	103,267	143	294
	Preferred Stock(2)	8/6/2021	53,903	89	88
				232	382
JOKR S.à r.l.(1)(3)	Preferred Stock	10/14/2021	10,663	273	107
	Preferred Stock(2)	8/10/2022	746	3	3
				276	110
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	Preferred Stock(2)	4/29/2022	63,995	69	69
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/2/2022	147,091	208	190
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	15
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	5
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	41,140	23	23
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	93	14
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	395
Untitled Labs, Inc.	Common Stock(2)	6/23/2022	160,985	103	103
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	2/1/2021	704,689	145	166
Total Consumer Products and Services - 0.97%*				3,749	4,324

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	$168	$128
Savage X, Inc.	Preferred Stock(2)	4/7/2020	28,977	471	803
Total Consumer Retail - 0.21%*				639	931

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021		190	421
Total Database Software - 0.09%*				190	421

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	881
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	586
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017		1,850	1,902
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	25
	Common Stock(2)	11/25/2015	149,203	1,081	88
				1,294	113
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock	11/30/2020	229,330	762	638
Trendly, Inc.	Preferred Stock	5/27/2021	574,742	381	615
	Preferred Stock(2)	6/7/2022	57,924	44	44
				425	659
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018		39	57
Total E-Commerce - Clothing and Accessories - 1.10%*				5,867	4,906

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	4/2/2018	310,639	219	304
	Preferred Stock(2)	5/22/2019	128,322	228	54
				447	358
Merama Inc.	Preferred Stock	4/28/2021	191,274	406	2,112
Total E-Commerce - Personal Goods - 0.55%*				853	2,470

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	35
Total Entertainment - 0.01%*				922	35

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	654
Revolut Ltd(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	2,366
	Preferred Stock(2)	10/29/2019	7,945	324	2,425
				364	4,791
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	5,596
	Preferred Stock(2)	12/23/2015	46,548	136	1,857
				518	7,453
Total Financial Institution and Services - 3.08%*				2,112	13,807

Financial Software
Synapse Financial Technologies, Inc.	Nonvoting Stock(2)	7/29/2022	3,913	23	23
Total Financial Software - 0.01%*				23	23

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	$437	$1,312
	Cash Exit Fee(5)	12/28/2018		129	242
Total Food & Drug - 0.35%*				566	1,554

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	33,510	70	70
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	1,092
Total General Media and Content - 0.26%*				694	1,162

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	22	22
Hey Favor, Inc (f/k/a The Pill Club Holdings, Inc.)	Common Stock(2)	12/31/2021	304,884	122	85
Total Healthcare Services - 0.02%*				144	107

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	43
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	87
	Preferred Stock(2)	3/25/2022	4,642,857	374	464
				569	551
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Preferred Stock	8/19/2019	102,135	270	274
Total Healthcare Technology Systems - 0.19%*				897	868

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	183,642	309	309
Total Multimedia and Design Software - 0.07%*				309	309

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	103
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	332
Corelight, Inc.	Preferred Stock(2)	9/29/2022	82,759	423	423
Total Network Systems Management Software - 0.19%*				609	858

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	6/13/2022	31,452	128	148
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	353
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	268
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	744,225	223	4,197
Total Other Financial Services - 1.11%*				836	4,966

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Demain ES (d/b/a Luko)(1)(3)	Preferred Stock(2)	12/23/2021	8,512	327	113
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	443
	Preferred Stock(2)	11/5/2020	55,326	76	360
				120	803
Homeward, Inc.	Preferred Stock(2)	12/10/2021	71,816	278	78
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	37,485	295	295
Sonder Holdings Inc.	Preferred Stock(2)	12/28/2018	200,480	232	122
	Preferred Stock(2)	3/4/2020	20,988	42	7
				274	129
True Footage Inc.	Preferred Stock	11/24/2021	88,762	147	195
Total Real Estate Services - 0.36%*				1,447	1,628

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	12/30/2021	36,450	$169	$165
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.07%*				211	303

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.03%*				281	151

Transportation
Bird Global, Inc. (f/k/a Bird Rides, Inc.)	Preferred Stock(2)	4/18/2019	59,908	193	1
Total Transportation - 0.00%*				193	1

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	362	254
	Preferred Stock(2)	8/26/2022	8,455	225	225
Total Travel & Leisure - 0.11%*				587	479

Total Warrant Investments - 11.74%*				$29,284	$52,568

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2022
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$270
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	250	356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	158
Envoy, Inc.	Preferred Stock(2)	12/30/2021	21,216	667	667
FlashParking, Inc.	Preferred Stock(2)	7/19/2022	33,116	455	453
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	357
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	264
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Toast, Inc.	Common Stock(2)(10)	2/1/2018	128,379	27	2,146
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	350
Total Business Applications Software - 1.14%*				2,660	5,124

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	149
Total Business/Productivity Software - 0.03%*				150	149

Commercial Services
MXP Prime GmbH(1)(3)	Preferred Stock(2)	2/3/2022	96	1,140	982
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.23%*				1,190	1,032

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	171
Total Consumer Finance - 0.04%*				150	171

Consumer Non-Durables
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Common Stock(2)(10)	4/29/2019	78,935	500	440
Imperfect Foods, Inc.	Preferred Stock(2)	1/29/2021	35,649	500	540
Total Consumer Non-Durables - 0.22%*				1,000	980

Consumer Products and Services
everdrop GmbH(1)(3)	Preferred Stock(2)	8/1/2022	78	310	295
Frubana Inc.(1)(3)	Preferred Stock(2)	7/13/2022	7,993	500	500
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	419
	Preferred Stock(2)	3/19/2021	46,456	335	290
				668	709
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,796	187	154
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	140,059	420	290
Total Consumer Products and Services - 0.43%*				2,085	1,948

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	738
	Preferred Stock(2)	11/30/2021	10,393	500	500
Total Consumer Retail - 0.28%*				1,000	1,238

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2022
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	$500	$669
Total E-Commerce - Clothing and Accessories - 0.15%*				500	669

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Common Stock(2)(10)	9/7/2018	42,414	269	1
Grove Collaborative, Inc.	Common Stock(2)	6/5/2018	157,882	500	336
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	261
	Preferred Stock(2)	4/19/2021	14,490	83	219
	Preferred Stock(2)	9/1/2021	10,298	167	195
				283	675
Total E-Commerce - Personal Goods - 0.23%*				1,052	1,012

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(10)	1/5/2018	62,258	250	131
Total Educational/Training Software - 0.03%*				250	131

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	455
Total Entertainment - 0.10%*				3,525	455

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	17,841	16,052
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	10,090
Total Financial Institution and Services - 5.84%*				18,133	26,142

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	75,013	500	867
	Preferred Stock(2)	4/21/2021	5,176	75	78
Total Food & Drug - 0.21%*				575	945

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	127,656	1,000	1,000
Total General Media and Content - 0.22%*				1,000	1,000

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	224
	Common Stock(2)	1/14/2020	142,855	404	264
				600	488
Medly Health Inc.	Preferred Stock(2)	8/12/2021	209,979	250	30
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	151
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Preferred Stock(2)	5/31/2019	81,708	1,000	871
Total Healthcare Technology Systems - 0.34%*				2,228	1,540

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	42,378	231	231
Total Multimedia and Design Software - 0.05%*				231	231

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	901
	Preferred Stock(2)	4/7/2020	9,022	125	165
Total Network Systems Management Software - 0.24%*				525	1,066

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2022
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	5/6/2022	8,231	$104	$103
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	1,134
	Ordinary Shares(2)	1/5/2022	26,281	516	418
				1,516	1,552
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,559
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total Other Financial Services - 0.74%*				2,984	3,314

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/18/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	11,246	300	300
Sonder Holdings Inc.	Common Stock(2)(10)	5/21/2019	29,773	312	49
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	110
Total Real Estate Services - 0.11%*				741	488

Security Services
ForgeRock, Inc.	Common Stock(2)(10)	9/24/2021	301,249	494	4,377
Total Security Services - 0.98%*				494	4,377

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	229
	Preferred Stock(2)	5/9/2022	9,169	623	675
				923	904
Inspirato LLC	Common Stock(2)(4)(10)	9/11/2014	121,622	287	287
Total Travel & Leisure - 0.27%*				1,210	1,191

Total Equity Investments - 11.88%*				$41,683	$53,203

Total Investments in Portfolio Companies - 214.89%*(11)				$969,235	$962,430

Total Investments - 214.89%*(9)				$969,235	$962,430
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2022, non-qualifying assets represented 28.8% of the Company’s total assets, at fair value.
(2)As of September 30, 2022, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $65.0 million, $54.3 million and $10.7 million, respectively, for the September 30, 2022 investment portfolio. The tax cost of investments is $951.7 million.
(7)Debt is on non-accrual status as of September 30, 2022 and is therefore considered non-income producing. Non-accrual investments as of September 30, 2022 had a total cost and fair value of $29.5 million and $8.4 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in nine public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of September 30, 2022, the Company’s portfolio company investments that were subject to restrictions on sales totaled $954.8 million at fair value and represented 213.2% of the Company’s net assets. In addition, unless otherwise indicated, as of September 30, 2022, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(12)Acquisition date represents the date of the investment in the portfolio investment.
*    Value as a percentage of net assets.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	$7,000	$6,917	$6,917	12/31/2024
Envoy, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)	5/22/2020	949	976	1,023	5/31/2023
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)	3/31/2021	2,000	1,996	2,180	3/31/2024
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.25% EOT payment)	8/30/2021	2,000	1,968	2,180	8/31/2024
			4,949	4,940	5,383
Filevine, Inc.	Growth Capital Loan (6.00% cash interest rate + 6.00% PIK interest, 5.50% EOT payment)(2)	4/20/2021	23,956	23,886	23,886	4/30/2025
	Growth Capital Loan (6.00% cash interest rate + 6.00% PIK interest)(2)	9/30/2021	2,031	2,009	2,009	9/30/2025
			25,987	25,895	25,895
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	20,000	19,428	19,428	6/30/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	332	332	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	536	536	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	272	272	10/31/2023
			21,163	20,568	20,568
Hi.Q, Inc.	Growth Capital Loan (11.25% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,326	13,326	6/30/2024
	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 1.00% EOT payment)	12/31/2020	6,867	6,850	6,850	8/31/2025
			20,117	20,176	20,176
OneSource Virtual, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	6/29/2018	2,208	2,416	2,418	6/30/2022
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	11/5/2019	3,367	3,428	3,442	11/30/2023
	Growth Capital Loan (Prime + 5.25% interest rate, 10.00% floor, 2.00% EOT payment)	1/31/2020	2,177	2,212	2,222	1/31/2024
			7,752	8,056	8,082
Uniphore Technologies Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)(2)	12/22/2021	7,000	6,917	6,917	12/31/2024
	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)(2)	12/22/2021	7,000	6,917	6,917	12/31/2024
			14,000	13,834	13,834
Total Business Applications Software - 23.21%*			100,968	100,386	100,855

Business Products and Services
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)	12/30/2021	20,000	19,326	19,326	12/31/2025
RenoRun US Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)(2)	12/30/2021	2,250	2,164	2,164	12/31/2025
	Convertible Note (Prime + 4.00% interest rate, 7.25% floor)(2)	12/30/2021	625	625	625	12/30/2023
			2,875	2,789	2,789
Total Business Products and Services - 5.09%*			22,875	22,115	22,115

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	$5,796	$5,679	$5,679	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	438	429	429	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	525	513	513	8/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	10/6/2021	2,430	2,361	2,361	10/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	1,578	1,529	1,529	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	4,233	4,102	4,102	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	1,414	1,364	1,364	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	540	521	521	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	95	92	92	12/31/2023
Total Business/Productivity Software - 3.82%*			17,049	16,590	16,590

Computer Hardware
Grey Orange International Inc.	Growth Capital Loan (8.25% interest rate, 3.75% EOT payment)	9/24/2021	1,333	1,313	1,313	9/30/2022
	Growth Capital Loan (10.75% interest rate, 5.25% EOT payment)	12/30/2021	6,667	6,448	6,448	6/30/2025
Total Computer Hardware - 1.79%*			8,000	7,761	7,761

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	10/8/2020	6,000	6,026	6,026	10/31/2023
	Growth Capital Loan (11.75% interest rate, 5.50% EOT payment)	9/30/2021	9,000	8,842	8,842	9/30/2024
			15,000	14,868	14,868
Thingy Thing Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	2,000	1,972	1,972	4/30/2025
Total Consumer Finance - 3.88%*			17,000	16,840	16,840

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,486	2,486	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	976	976	6/30/2025
Imperfect Foods, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)	9/30/2020	19,000	19,021	19,021	9/30/2024
	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 3.50% EOT payment)(2)	9/30/2021	6,000	5,937	5,937	9/30/2025
			25,000	24,958	24,958
Total Consumer Non-Durables - 6.54%*			28,500	28,420	28,420

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Clutter Inc.	Growth Capital Loan (9.25% interest rate, 6.00% EOT payment)	12/23/2020	$3,000	$3,025	$3,025	12/31/2023
	Growth Capital Loan (9.00% interest rate, 7.00% EOT payment)	3/26/2021	5,461	5,489	5,489	3/31/2024
			8,461	8,514	8,514
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)(2)	8/12/2021	6,000	5,889	5,889	8/31/2025
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	3,350	3,385	3,385	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	6,700	6,652	6,652	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/10/2021	7,475	7,433	7,433	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/31/2021	7,475	7,423	7,423	2/28/2025
			25,000	24,893	24,893
JOKR S.à r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	3,000	2,781	2,781	11/30/2025
	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.00% EOT payment)(2)	11/2/2021	504	476	476	10/13/2022
			3,504	3,257	3,257
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 11.75% EOT payment)	2/26/2019	4,000	4,269	4,269	2/29/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 10.25% floor, 10.55% EOT payment)	4/4/2019	5,000	5,311	5,311	2/29/2024
			9,000	9,580	9,580
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	9,769	9,769	5/31/2026
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	2/1/2021	8,654	8,556	8,010	1/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	5/27/2021	4,370	4,295	3,981	5/31/2025
			13,024	12,851	11,991
Total Consumer Products and Services - 17.01%*			74,989	74,753	73,893

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 6.50% floor, 3.50% EOT payment)	4/30/2021	500	512	512	4/30/2022
Total Consumer Retail - 0.12%*			500	512	512

Database Software
Sisense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)(2)	12/28/2021	13,000	12,686	12,686	6/30/2024
Total Database Software - 2.92%*			13,000	12,686	12,686

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 6.50% EOT payment)	9/29/2021	$29,000	$28,493	$28,493	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)	9/30/2020	15,000	15,028	15,028	3/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 5.95% EOT payment)(2)	12/30/2021	2,500	2,392	2,392	6/30/2025
			17,500	17,420	17,420
Outfittery GMBH(1)(3)	Growth Capital Loan (5.50% cash interest rate + 5.50% PIK interest, 9.00% EOT payment)(2)	1/8/2021	19,825	20,686	19,981	1/1/2024
	Revolver (4.50% cash interest rate + 4.50% PIK interest, 5.00% EOT payment)(2)	3/5/2020	3,448	3,507	3,553	1/1/2024
			23,273	24,193	23,534
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	10,500	10,396	10,396	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	7,000	6,687	6,687	12/31/2024
			17,500	17,083	17,083
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	19,500	19,303	19,303	11/30/2024
Total E-Commerce - Clothing and Accessories - 24.36%*			106,773	106,492	105,833

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	4,168	4,107	4,147	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	1,951	1,916	1,935	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	4,163	4,076	4,118	8/31/2024
Total E-Commerce - Personal Goods - 2.35%*			10,282	10,099	10,200

Entertainment
Luminary Roli Limited(1)(3)(7)(13)	Growth Capital Loan(2)	8/31/2021	35,491	29,530	11,336	8/31/2026
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	16,163	16,125	15,916	6/30/2022
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,177	1,177	1,138	3/31/2023
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,098	1,098	1,040	12/31/2023
			18,438	18,400	18,094
Total Entertainment - 6.77%*			53,929	47,930	29,430

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (8.00% interest rate)(2)	12/31/2020	32,349	31,540	31,540	12/31/2025
Total Financial Institution and Services - 7.26%*			32,349	31,540	31,540

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	15,000	15,005	15,005	12/31/2024
Total Food & Drug - 3.45%*			15,000	15,005	15,005

Healthcare Technology Systems
Medly Health Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,974	4,974	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.75% EOT payment)	12/11/2020	5,000	4,974	4,974	12/31/2023
			10,000	9,948	9,948
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Growth Capital Loan (Prime + 4.50% interest rate, 10.00% floor, 7.75% EOT payment)	11/5/2019	13,468	14,297	14,297	11/30/2023
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/31/2020	10,000	10,069	10,069	12/31/2025
			23,468	24,366	24,366
Total Healthcare Technology Systems - 7.90%*			33,468	34,314	34,314

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Household & Office Goods
Casper Sleep Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 12.50% floor, 7.50% EOT payment)	8/9/2019	$15,000	$15,434	$16,283	8/31/2023
	Growth Capital Loan (Prime + 6.00% interest rate, 11.25% floor, 6.25% EOT payment)	11/1/2019	15,000	15,539	16,072	10/31/2022
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 10.00% EOT payment)	11/22/2021	9,000	9,092	9,876	6/13/2022
Total Household & Office Goods -9.72%*			39,000	40,065	42,231

Multimedia and Design Software
Pencil and Pixel, Inc.	Growth Capital Loan (11.75% interest rate, 7.00% EOT payment)	3/20/2020	10,000	10,316	10,316	3/31/2024
	Growth Capital Loan (10.25% interest rate, 6.25% EOT payment)(2)	12/31/2020	5,000	5,015	5,015	12/31/2024
Total Multimedia and Design Software - 3.53%*			15,000	15,331	15,331

Network Systems Management Software
Virtual Instruments Corporation	Growth Capital Loan (12.00% interest rate)	4/4/2016	2,065	2,065	2,082	4/4/2022
	Growth Capital Loan (5.00% PIK interest)(2)	8/7/2018	33,587	33,587	33,700	4/4/2022
Total Network Systems Management Software - 8.24%*			35,652	35,652	35,782

Other Financial Services
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,832	6,560	3/8/2031
N26 GmbH(1)(3)	Growth Capital Loan (Prime +3.75% interest rate, 7.00% floor, 4.00% EOT payment)(2)	9/14/2021	26,667	26,509	25,450	9/30/2022
Total Other Financial Services - 7.37%*			33,702	33,341	32,010

Real Estate Services
Demain ES (d/b/a Luko)(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	4,535	4,375	4,376	12/28/2024
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	5,669	5,469	5,471	12/28/2024
			10,204	9,844	9,847
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)(2)	12/30/2021	10,000	9,717	9,717	6/30/2024
Sonder USA, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 10.50% floor, 5.25% EOT payment)	12/28/2018	5,407	6,352	6,511	6/30/2022
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	3,893	3,991	4,283	3/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 10.25% floor, 4.75% EOT payment)	3/6/2020	1,557	1,591	1,713	3/31/2024
			10,857	11,934	12,507
True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	244	244	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	779	779	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	214	214	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	102	102	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	428	428	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	203	203	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	146	146	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,336	1,336	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	740	740	12/31/2024
			4,305	4,192	4,192
Total Real Estate Services - 8.35%*			35,366	35,687	36,263

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Security Services
ForgeRock, Inc.	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	3/27/2019	$10,000	$10,367	$10,522	9/30/2025
	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	9/30/2019	10,000	10,261	10,423	12/31/2025
	Growth Capital Loan (8.00% interest rate, 9.00% EOT payment)	12/23/2019	10,000	10,220	10,381	12/31/2025
Total Security Services - 7.21%*			30,000	30,848	31,326

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	12/30/2021	27,500	27,335	27,335	6/30/2024
Total Shopping Facilitators - 6.29%*			27,500	27,335	27,335

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	20,496	20,496	10/31/2023
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	10,154	10,154	3/31/2024
	Convertible Note (5.00% interest rate)(2)	8/11/2020	300	300	300	2/11/2023
Total Travel & Leisure - 7.12%*			30,300	30,950	30,950

Total Debt Investments - 174.28%*			$781,202	$774,652	$757,222

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Building Materials/Construction Machinery
View, Inc.	Common Stock(2)	6/13/2017	105,682	500	2
Total Building Materials/Construction Machinery - 0.00%*				500	2

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock	7/6/2021	9,457	556	654
Total Business/Productivity Software - 0.15%*				556	654

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	138
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	117
Envoy, Inc.	Preferred Stock	5/8/2020	35,893	82	401
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	1,086
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	229
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	810
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	886
	Preferred Stock	12/31/2020	36,498	45	38
				241	924
Narvar, Inc.	Preferred Stock(2)	8/28/2020	21,790	102	102
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	456
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018	—	213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	34
Total Business Applications Software - 1.73%*				3,797	7,528

Business Products and Services
Cart.com, Inc.	Common Stock	12/30/2021	32,731	477	477
RenoRun Inc.(1)(3)	Preferred Stock(2)	12/30/2021	15,906	348	348
Total Business Products and Services - 0.19%*				825	825

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	33
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.03%*				120	144

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	188
Total Commercial Services - 0.04%*				188	188

Computer Hardware
Grey Orange International Inc.	Preferred Stock	3/16/2021	27,878	183	183
Total Computer Hardware - 0.04%*				183	183

Conferencing Equipment / Services
Fuze, Inc. (f/k/a Thinking Phone Networks, Inc.)	Preferred Stock(2)	9/29/2015	323,381	670	205
Total Conferencing Equipment / Services - 0.05%*				670	205

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock	10/8/2020	86,268	$226	$317
Thingy Thing Inc.	Preferred Stock	10/21/2021	5,855	17	17
Total Consumer Finance -0.08%*				243	334

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	21
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	18,398	14	14
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Preferred Stock(2)	11/27/2019	98,723	73	287
Imperfect Foods, Inc.	Preferred Stock(2)	6/6/2019	49,709	189	321
	Common Stock	9/30/2020	48,391	208	411
				397	732
Total Consumer Non-Durables - 0.24%*				505	1,054

Consumer Products and Services
Clutter Inc.	Preferred Stock(2)	10/18/2018	77,434	363	567
	Preferred Stock	9/30/2020	29,473	169	169
				532	736
Good Eggs, Inc.	Preferred Stock(2)	8/12/2021	495,186	124	238
Hydrow, Inc.	Common Stock(2)	2/9/2021	103,267	143	332
	Preferred Stock(2)	8/6/2021	53,903	89	109
				232	441
JOKR S.à r.l.(1)(3)	Preferred Stock	10/14/2021	10,663	273	273
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	15
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	143	84
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	139
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	2/1/2021	704,689	145	424
Total Consumer Products and Services - 0.78%*				2,412	3,370

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	127
Savage X, Inc.	Preferred Stock	4/7/2020	28,977	471	803
Total Consumer Retail -0.21%*				639	930

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021	—	190	190
Total Database Software - 0.04%*				190	190

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	881
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	586
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017	—	1,850	2,203
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	211
	Common Stock(2)	11/25/2015	149,203	1,081	533
				1,294	744
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock	11/30/2020	163,807	580	599
Trendly, Inc.	Preferred Stock	5/27/2021	498,110	299	299
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018	—	39	57
Total E-Commerce - Clothing and Accessories - 1.25%*				5,559	5,439

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	4/2/2018	264,140	$219	$1,305
	Preferred Stock(2)	5/22/2019	109,114	228	347
				447	1,652
Merama Inc.	Preferred Stock	4/28/2021	191,274	406	1,570
Total E-Commerce - Personal Goods - 0.74%*				853	3,222

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	274
Total Entertainment - 0.06%*				922	274

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	220
Revolut Ltd(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	2,366
	Preferred Stock(2)	10/29/2019	7,945	324	2,425
				364	4,791
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,288	382	6,791
	Preferred Stock(2)	12/23/2015	46,548	136	2,253
				518	9,044
Total Financial Institution and Services - 3.44%*				2,112	14,964

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	437	1,177
	Cash Exit Fee(5)	12/28/2018	—	129	245
Total Food & Drug - 0.33%*				566	1,422

General Media and Content
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	625	1,092
Total General Media and Content - 0.25%*				625	1,092

Healthcare Services
The Pill Club Holdings, Inc.	Common Stock(2)	12/31/2021	152,422	61	61
Total Healthcare Services - 0.01%*				61	61

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	43
Medly Health Inc.	Preferred Stock	11/20/2020	1,083,470	195	542
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Preferred Stock	8/19/2019	170,716	270	372
Total Healthcare Technology Systems - 0.22%*				523	957

Household & Office Goods
Casper Sleep Inc.	Preferred Stock	3/1/2019	21,736	240	—
Total Household & Office Goods - 0.00%*				240	—

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services -0.00%*				112	—

Multimedia and Design Software
Pencil and Pixel, Inc.	Preferred Stock	2/28/2020	179,211	199	288
Total Multimedia and Design Software - 0.07%*				199	288

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	$54	$103
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	332
Total Network Systems Management Software - 0.10%*				186	435

Other Financial Services
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	573
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	310
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	744,225	223	4,197
Total Other Financial Services - 1.17%*				708	5,080

Real Estate Services
Demain ES (d/b/a Luko)(1)(3)	Preferred Stock(2)	12/23/2021	4,787	237	237
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	369
	Preferred Stock(2)	11/5/2020	55,326	76	292
				120	661
Homeward, Inc.	Preferred Stock(2)	12/10/2021	71,816	278	278
Sonder Holdings Inc.	Preferred Stock	12/28/2018	136,511	232	743
	Preferred Stock	3/4/2020	14,291	42	56
				274	799
True Footage Inc.	Preferred Stock	11/24/2021	55,098	75	75
Total Real Estate Services - 0.47%*				984	2,050

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	12/30/2021	36,450	169	169
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.07%*				211	307

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software -0.03%*				281	151

Transportation
Bird Global, Inc. (f/k/a Bird Rides, Inc.)	Preferred Stock(2)	4/18/2019	59,908	193	111
Total Transportation - 0.03%*				193	111

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	362	238
Inspirato LLC	Preferred Units(2)	4/25/2013	1,994	37	45
Total Travel & Leisure - 0.07%*				399	283

Total Warrant Investments - 11.91%*				$25,597	$51,756

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$167
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	250	356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	158
Envoy, Inc.	Preferred Stock(2)	12/30/2021	21,216	667	667
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	264
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Toast, Inc.	Preferred Stock(2)	2/1/2018	128,379	27	4,011
Total Business Applications Software - 1.32%*				1,498	5,726

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	149
Total Business/Productivity Software - 0.03%*				150	149

Communications Software
Pluribus Networks, Inc.	Preferred Stock(2)	1/10/2017	722,073	2,000	2,000
Total Communications Software - 0.46%*				2,000	2,000

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	171
Total Consumer Finance - 0.04%*				150	171

Consumer Products and Services
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,796	187	187
Total Consumer Products and Services - 0.04%*				187	187

Commercial Services
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.01%*				50	50

Consumer Non-Durables
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Common Stock(2)(10)	4/29/2019	78,935	500	517
Imperfect Foods, Inc.	Preferred Stock(2)	1/29/2021	35,649	500	540
Total Consumer Non-Durables - 0.24%*				1,000	1,057

Consumer Products and Services
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	550
	Preferred Stock(2)	3/19/2021	46,456	335	381
				668	931
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	140,059	420	445
Total Consumer Products and Services - 0.32%*				1,088	1,376

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	738
	Preferred Stock(2)	11/30/2021	10,393	500	500
Total Consumer Retail - 0.28%*				1,000	1,238

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	$500	$669
Total E-Commerce - Clothing and Accessories - 0.15%*				500	669

E-Commerce - Personal Goods
Enjoy Technology, Inc.	Common Stock(2)	9/7/2018	42,414	269	157
Grove Collaborative, Inc.	Preferred Stock(2)	6/5/2018	134,249	500	977
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	197
	Preferred Stock(2)	4/19/2021	14,490	83	171
	Preferred Stock(2)	9/1/2021	10,298	167	167
				283	535
Total E-Commerce - Personal Goods - 0.38%*				1,052	1,669

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)	1/5/2018	62,258	250	252
Total Educational/Training Software - 0.06%*				250	252

Entertainment
Luminary Roli Limited(1)(3)(13)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	1,177
Total Entertainment - 0.27%*				3,525	1,177

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	16,808	15,079
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	10,090
Total Financial Institution and Services - 5.79%*				17,100	25,169

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	75,013	500	814
	Preferred Stock(2)	4/21/2021	5,176	75	75
Total Food & Drug - 0.20%*				575	889

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	224
	Common Stock(2)	1/14/2020	142,855	404	264
				600	488
Medly Health Inc.	Preferred Stock(2)	8/12/2021	209,979	250	267
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	289
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Preferred Stock(2)	5/31/2019	136,572	1,000	1,103
Total Healthcare Technology Systems - 0.49%*				2,228	2,147

Household & Office Goods
Casper Sleep Inc.	Common Stock(2)(10)	6/19/2017	35,722	1,000	239
Total Household & Office Goods - 0.06%*				1,000	239

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	901
	Preferred Stock(2)	4/7/2020	9,022	125	165
Total Network Systems Management Software - 0.25%*				525	1,066

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2021
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Other Financial Services
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	$1,000	$1,580
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,804
Total Other Financial Services - 0.78%*				2,264	3,384

Real Estate Services
Sonder Holdings Inc.	Preferred Stock(2)	5/21/2019	29,773	313	238
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	100
Total Real Estate Services - 0.08%*				413	338

Security Services
ForgeRock, Inc.	Common Stock(2)	9/24/2021	301,249	495	6,956
Total Security Services - 1.60%*				495	6,956

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	187
Inspirato LLC	Preferred Units(2)(4)	9/11/2014	1,948	250	266
Total Travel & Leisure - 0.10%*				550	453

Total Equity Investments - 12.97%*				$37,600	$56,362

Total Investments in Portfolio Companies - 199.16%*(11)				$837,849	$865,340

Total Investments - 199.16%*(9)				$837,849	$865,340
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
_______________

Notes applicable to the investments presented in the foregoing schedules of investments:
•Unless otherwise noted as an “Affiliate Investment” or a “Control Investment,” no investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company. As of September 30, 2022, none of the Company’s investments represent a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Unless otherwise noted, interest rate is the annual cash interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.

•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of September 30, 2022, the Prime Rate was 6.25%. As of September 30, 2022, approximately 62.3%, or $560.2 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher.
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
September 30, 2022
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
The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. The Company’s investment objective is to maximize its total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by lending primarily with warrants to venture growth stage companies focused in technology and other high growth industries backed by TPC’s select group of leading venture capital investors. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”), which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its services. The Company has also entered into an administration agreement with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, and reimburses the Administrator for the costs incurred by the Administrator in connection with the services it provides under an administration agreement (the “Administration Agreement”).
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
The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of September 30, 2022 and 2021, and, as a result, no capital gains incentive fees were recorded for the three and nine months ended September 30, 2022 and 2021.

Management and Incentive Fees (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Base management fee	$3,932	$3,177	$11,550	$9,248
Income incentive fee	$101	$2,472	$6,651	$7,049
Capital gains incentive fee	$—	$—	$—	$—

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
For the three and nine months ended September 30, 2022, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.6 million and $1.7 million, respectively.
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
The Valuation Committee of the Board is responsible for assisting the Board in valuing investments for which current market quotations are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from pricing services, broker-dealers or market makers.
The Company values its investments for which market quotations are not readily available at fair value as determined in good faith by the Board, with the assistance of the Adviser and independent valuation agents, in accordance with Rule 2a-5 of the 1940 Act and GAAP, and in accordance with the Company’s valuation methodologies. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and selects a value within that range that most accurately represents fair value based on current market conditions as well as other factors the Adviser’s valuation committee considers relevant. The Board determines fair value of its investments on at least a quarterly basis or at such other times when the Board feels it would be appropriate to do so given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of portfolio investments that do not have a readily available market value, fair value of investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.
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
For purposes of Section 2(a)(41) and Rule 2a-5 under the 1940 Act, a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that the Company can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Any portfolio investment that is not priced using a Level 1 input shall be subject to the fair value determination requirements under Rule 2a-5 and subject to the Company’s valuation procedures.
With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:
•The quarterly valuation process begins with each portfolio company or investment receiving a proposed valuation by the Adviser. The Adviser’s internal valuation committee (the “Adviser Valuation Committee”) is responsible for the valuation process, including making preliminary valuation conclusions and recommendations to the Valuation Committee and Board. The Adviser Valuation Committee does not include any voting members who are portfolio managers or investment professionals.
•The Adviser’s Portfolio Valuation, Monitoring and Analytics (“VMA”) group is responsible for aiding and supporting the Adviser Valuation Committee in the Adviser Valuation Committee’s role of overseeing the valuation process, including for calculating and overseeing the valuation process and valuation conclusions, and including making recommendations with respect to discount rates, liquidity adjustments and other key inputs into the valuation process.
•Proposed valuations are then documented and discussed with the Adviser Valuation Committee and other members of the Adviser’s senior management, including members of the VMA and the Adviser’s Finance, Operations, Legal and Compliance groups.
•At least once annually, the valuation for each portfolio investment is reviewed by an independent third-party valuation firm. However, the Board does not have de minimis investments of less than 1.0% of the Company’s gross assets (up to an aggregate of 10% of the Company’s gross assets) independently reviewed.
•The Adviser and the independent third-party valuation firms, if applicable, then present their proposed valuations to the Valuation Committee and Board, and the Board makes a fair valuation determination for each portfolio investment that is to be fair valued.
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
Investments measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations as of September 30, 2022 and December 31, 2021. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$856,659	$856,659	$—	$—	$757,222	$757,222
Warrant investments	—	—	52,568	52,568	—	—	51,756	51,756
Equity investments	7,584	336	45,283	53,203	1,045	11,375	43,942	56,362
Total investments	$7,584	$336	$954,510	$962,430	$1,045	$11,375	$852,920	$865,340

The following tables show information about Level 3 investments measured at fair value for the nine months ended September 30, 2022 and 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2022
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2021	$757,222	$51,756	$43,942	$852,920
Funding and purchases of investments, at cost	315,058	4,833	6,747	326,638
Principal payments and sale proceeds received from investments	(193,137)	—	(2,220)	(195,357)
Net amortization and accretion of premiums and discounts and end-of-term payments	10,414	—	—	10,414
Net realized gains (losses) on investments	(13,011)	(1,109)	220	(13,900)
Net change in unrealized gains (losses) included in earnings	(24,180)	(2,875)	(2,225)	(29,280)
Payment-in-kind coupon	4,593	—	—	4,593
Transfers between investment types	(300)	(37)	337	—
Gross transfers out of Level 3(1)	—	—	(1,518)	(1,518)
Fair value as of September 30, 2022	$856,659	$52,568	$45,283	$954,510

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2022	$(21,851)	$(3,025)	$(2,225)	$(27,101)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the nine months ended September 30, 2022, transfers relate to equity investments in publicly traded companies.

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2020	$583,335	$24,231	$25,993	$633,559
Funding and purchases of investments, at cost	244,060	5,519	4,684	254,263
Principal payments and sale proceeds received from investments	(167,437)	(65)	(18)	(167,520)
Net amortization and accretion of premiums and discounts and end-of-term payments	5,015	—	—	5,015
Net realized gains (losses) on investments	(15,459)	(1,231)	(2,116)	(18,806)
Net change in unrealized gains (losses) included in earnings	11,464	23,831	9,856	45,151
Payment-in-kind coupon	6,330	—	—	6,330
Transfers between investment types	(2,525)	(623)	3,148	—
Gross transfers out of Level 3(1)	—	—	(2,036)	(2,036)
Fair value as of September 30, 2021	$664,783	$51,662	$39,511	$755,956

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2021	$(3,690)	$22,937	$8,379	$27,626
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the nine months ended September 30, 2021, transfers relate to equity investments in publicly traded companies.
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended September 30, 2022, the Company recognized net realized losses on investments of $13.2 million, resulting primarily from the sale of Pencil and Pixel, Inc., which was rated Red (5) on the Company’s watch list, and its removal from the Company’s investment portfolio. During the nine months ended September 30, 2022, the Company recognized net realized losses on investments of $17.0 million, primarily resulting from the sale of Pencil and Pixel, Inc. and the sale of the Company’s investment in Casper Sleep Inc.
During the three months ended September 30, 2021, the Company recognized net realized losses on investments of $3.1 million, consisting of a $2.1 million realized loss from the write-off of an equity investment and $1.0 million of realized losses from the termination of warrants. During the nine months ended September 30, 2021, the Company recognized net realized losses on investments of $18.8 million, consisting primarily of $15.6 million of realized losses from the sale of the Company’s investment in Knotel, Inc., which was rated Red (5) on the Company’s credit watch list, and its removal from the Company’s investment portfolio, a $2.1 million realized loss from the write-off of an equity investment and $1.1 million of realized losses from the termination of warrants.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.

Net change in unrealized losses during the three months ended September 30, 2022 was $3.2 million, consisting of $4.6 million of net unrealized losses on the Company’s warrant and equity portfolio resulting from fair value and mark-to-market adjustments as well as $5.0 million of net unrealized losses from foreign currency adjustments, offset by $6.4 million of net unrealized gains on the Company’s debt investment portfolio, of which $13.2 million of unrealized gains relate to the reversal of previous losses on Pencil and Pixel, Inc. and $6.8 million of net unrealized losses are due to fair value adjustments. Net change in unrealized losses during the nine months ended September 30, 2022 was $34.3 million, consisting of $14.8 million of net unrealized losses on the Company’s debt investment portfolio, $9.4 million of net unrealized losses on the Company’s warrant and equity portfolio resulting from fair value and mark-to-market adjustments, as well as $10.1 million of net unrealized losses from foreign currency adjustments.
Net change in unrealized gains during the three months ended September 30, 2021 was $32.1 million, resulting primarily from fair value adjustments. Net change in unrealized gains during the nine months ended September 30, 2021 was $54.0 million, resulting primarily from the reversal and recognition of $15.6 million of previously recorded unrealized losses associated with Knotel, Inc. in connection with the recognition of a realized loss on the investment, as well as net unrealized gains on the Company’s investment portfolio resulting from fair value adjustments.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of investments as of September 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	September 30, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$848,270	Discounted Cash Flows	Discount Rate	6.33% - 24.12%	16.60%
	8,389	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 50.00%	46.03%
Warrant investments	48,970	Black Scholes Option Pricing Model	Revenue Multiples	0.46x - 25.80x	3.59x
			Volatility	45.00% - 85.00%	60.05%
			Term	0.20 - 4.50 Years	3.02
			Discount for Lack of Marketability	20.00% - 20.00%	20.00%
			Risk Free Rate	0.09% - 4.39%	3.78%
	814	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	0.75 - 5.00 Years	3.96
			Discount for Lack of Marketability	5.00% - 5.00%	5.00%
	2,784	Discounted Expected Return	Discount Rate	15.00% - 30.00%	24.55%
			Term	1.00 - 4.00 Years	2.70
			Expected Recovery Rate	18.75% - 100.00%	93.15%
Equity investments	45,283	Black Scholes Option Pricing Model	Revenue Multiples	0.80x - 14.60x	3.78
			Volatility	45.00% - 85.00%	63.77%
			Term	0.50- 4.25 Years	3.30
			Risk Free Rate	0.13% - 4.39%	3.88%
Total investments	$954,510

Level 3 Investments (dollars in thousands)	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$745,886	Discounted Cash Flows	Discount Rate	3.30% - 20.34%	13.54%
	11,336	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	3.70% - 63.00%	50.35%
Warrant investments	47,755	Black Scholes Option Pricing Model	Revenue Multiples	0.65x - 9.61x	3.40x
			Volatility	45.00% - 85.00%	59.89%
			Term	0.20 - 5.00 Years	3.01 Years
			Discount for Lack of Marketability	5.00% - 20.00%	19.41%
			Risk Free Rate	0.06% - 1.26%	0.84%
	1,145	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	1.50 - 7.00 Years	4.94 Years
			Discount for Lack of Marketability	0.00% - 20.00%	14.94%
	2,856	Discounted Expected Return	Discount Rate	15.00% - 40.00%	32.49%
			Term	1.00 - 4.00 Years	2.15 Years
			Expected Recovery Rate	18.75% - 100.00%	72.62%
Equity investments	43,942	Black Scholes Option Pricing Model	Revenue Multiples	0.00x - 4.75x	2.47x
			Volatility	45.00% - 80.00%	56.86%
			Term	0.50 - 5.00 Years	3.22 Years
			Discount for Lack of Marketability	5.00% - 5.00%
			Risk Free Rate	0.06% - 1.26%	0.91%
Total investments	$852,920
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
Note 6. Borrowings
The following table shows the Company’s outstanding debt as of September 30, 2022 and December 31, 2021:

Liability (in thousands)	September 30, 2022			December 31, 2021
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$350,000	$121,000	$229,000	$350,000	$200,000	$150,000
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	200,000	200,000	—
2027 Notes	125,000	125,000	—	—	—	—
Total before deferred financing and issuance costs	745,000	516,000	229,000	620,000	470,000	150,000
Unamortized deferred financing and issuance costs	—	(7,734)	—	—	(4,667)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$745,000	$508,266	$229,000	$620,000	$465,333	$150,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company’s unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revolving Credit Facility
Interest cost	$1,521	$122	$2,738	$702
Unused fee	314	420	1,036	1,211
Amortization of costs and other fees	486	356	1,197	1,391
Revolving Credit Facility Total	$2,321	$898	$4,971	$3,304

2022 Notes
Interest cost	$—	$—	$—	$1,122
Amortization of costs and other fees	—	—	—	140
2022 Notes Total	$—	$—	$—	$1,262

2025 Notes
Interest cost	$788	$788	$2,363	$2,362
Amortization of costs and other fees	51	51	153	152
2025 Notes Total	$839	$839	$2,516	$2,514

2026 Notes
Interest cost	$2,250	$2,250	$6,750	$5,250
Amortization of costs and other fees	111	113	332	258
2026 Notes Total	$2,361	$2,363	$7,082	$5,508

2027 Notes
Interest cost	$1,562	$—	$3,646	$—
Amortization of costs and other fees	70	—	163	—
2027 Notes Total	$1,632	$—	$3,809	$—

Total interest expense and amortization of fees	$7,153	$4,100	$18,378	$12,588
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of September 30, 2022, the Company had $350 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances. On July 22, 2022, the Credit Facility was amended to, among other things, extend the revolving period from November 30, 2022 to May 31, 2024 and the scheduled maturity date from May 31, 2024 to November 30, 2025 (unless otherwise terminated earlier pursuant to its terms), as well as change the floating rate from LIBOR to SOFR.
Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants under the Credit Facility.

As of September 30, 2022 and December 31, 2021, the Company had outstanding borrowings under the Credit Facility of $121.0 million and $200.0 million, respectively, excluding deferred credit facility costs of $4.5 million and $2.2 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the three and nine months ended September 30, 2022, the Company had average outstanding borrowings under the Credit Facility of $104.2 million and $76.7 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 6.29% and 5.28%, respectively.
During the three and nine months ended September 30, 2021, the Company had average outstanding borrowings under the Credit Facility of $13.6 million and $27.9 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 4.04% and 3.87%, respectively.
As of September 30, 2022 and December 31, 2021, $387.8 million and $485.5 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $595.8 million and $442.2 million of assets unencumbered, respectively.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants under the 2025 Notes.
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.5 million of deferred issuance cost as of September 30, 2022, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. The book value of the 2025 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

2026 Notes
On March 1, 2021, the Company completed a private debt offering of $200.0 million in aggregate principal amount of its 4.50% unsecured notes due March 1, 2026 (the “2026 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2026 Notes is payable semiannually on March 19 and September 19 each year, beginning on September 19, 2021.
The 2026 Notes are governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants under the 2026 Notes.
The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.5 million of deferred issuance cost as of September 30, 2022, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. The book value of the 2026 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
2027 Notes
On February 28, 2022, the Company completed a private debt offering of $125.0 million in aggregate principal amount of its 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2027 Notes is payable semiannually on February 28 and August 28 each year, beginning on August 28, 2022.
The 2027 Notes are governed by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes and the 2026 Notes. As of September 30, 2022, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.2 million of deferred issuance cost as of September 30, 2022, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. The book value of the 2027 Notes approximates fair value and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of September 30, 2022 and December 31, 2021:

Liability (in thousands)	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$121,000	$121,000	$—	$—	$200,000	$200,000
2025 Notes, net(1)	—	—	69,492	69,492	—	—	69,348	69,348
2026 Notes, net(2)	—	—	198,487	198,487	—	—	198,155	198,155
2027 Notes, net(3)	—	—	123,769	123,769	—	—	—	—
Total	$—	$—	$512,748	$512,748	$—	$—	$467,503	$467,503
_______________
(1)Net of debt issuance costs as of September 30, 2022 and December 31, 2021 of $0.5 million and $0.7 million, respectively.
(2)Net of debt issuance costs as of September 30, 2022 and December 31, 2021 of $1.5 million and $1.8 million, respectively.
(3)Net of debt issuance costs as of September 30, 2022 of $1.2 million.

Note 7. Commitments and Contingencies
Commitments
As of September 30, 2022 and December 31, 2021, the Company’s unfunded commitments totaled $331.1 million to 37 portfolio companies and $191.7 million to 22 portfolio companies, respectively, of which $128.4 million and $50.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Corelight, Inc.	$30,000	$603	$—	$—
Frubana Inc.	25,000	584	—	—
Overtime Sports, Inc.	22,857	122	—	—
Athletic Greens (USA), Inc.	20,000	185	—	—
Found Health, Inc.	20,000	112	—	—
Jerry Services, Inc.	15,000	164	—	—
LeoLabs, Inc.	15,000	422	—	—
RenoRun US Inc.	12,750	487	12,750	487
Flink SE	12,500	360	—	—
Savage X, Inc.	12,500	574	12,000	574
The Aligned Company (f/k/a Thingy Thing Inc.)	12,000	12	2,000	—
Activehours, Inc. (d/b/a Earnin)	10,000	—	10,000	57
Homelight, Inc.	10,000	—	—	—
Homeward, Inc.	10,000	130	10,000	130
Loft Orbital Solutions Inc.	10,000	24
Merama Inc.	9,718	197	9,718	197
Mynd Management, Inc.	9,000	—	—	—
McN Investments Ltd.	8,000	218	—	—
Foodology Inc.	7,976	82	—	—
Good Eggs, Inc.	7,000	—	14,000	70
Untitled Labs, Inc.	5,833	101	—	—
Forum Brands, LLC	5,437	195	12,951	464
Everdrop GmbH	5,323	14	—	—
Cart.com, Inc.	5,000	92	—	—
Don't Run Out, Inc.	5,000	—	5,000	—
Quick Commerce Ltd	4,000	94	—	—
FlashParking, Inc.	3,490	98	3,837	107
Minted, Inc.	3,400	59	—	—
Baby Generation, Inc.	3,125	42	—	—
True Footage Inc.	2,494	82	5,695	107
Flo Health, Inc.	2,167	38	—	—
JOKR S.à r.l.	1,499	95	1,496	103
Belong Home, Inc.	1,000	16	—	—
Dia Styling Co.	1,000	—	—	—
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	1,000	—	—	—
Pair EyeWear, Inc.	1,000	10	—	—
Substack Inc.	1,000	13	—	—
Project 1920, Inc.	—	59	—	—
Tempo Interactive Inc.	—	—	25,000	237
The Pill Club Holdings, Inc.	—	—	20,000	261
Arcadia Power, Inc.	—	—	18,000	139
Curology, Inc.	—	—	9,000	44
Demain ES (d/b/a Luko)	—	—	7,940	99
Narvar, Inc.	—	—	3,750	19
Sonder USA, Inc.	—	—	3,000	25
Trendly, Inc.	—	—	3,000	—
VanMoof Global Holding B.V.	—	—	2,025	60
Alyk, Inc.	—	—	500	—
Total	$331,069	$5,284	$191,662	$3,180
_______________
(1)The Company did not have any backlog of potential future commitments as of September 30, 2022 or December 31, 2021. Refer to the “Backlog of Potential Future Commitments” below.

The table above also shows the fair value of the Company’s unfunded commitment liability totaling $5.3 million and $3.2 million as of September 30, 2022 and December 31, 2021, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three and nine months ended September 30, 2022 and 2021:

Commitments Activity (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Unfunded commitments at beginning of period(1)	$349,170	$166,002	$191,662	$153,000
New commitments(1)	103,286	116,314	488,959	309,246
Fundings	(101,732)	(116,954)	(321,988)	(249,884)
Expirations / Terminations	(19,038)	(8,750)	(25,788)	(55,750)
Foreign currency adjustments	(617)	(51)	(1,776)	(51)
Unfunded commitments and backlog of potential future commitments at end of period	$331,069	$156,561	$331,069	$156,561
Backlog of potential future commitments	—	—	—	—
Unfunded commitments at end of period	$331,069	$156,561	$331,069	$156,561
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of September 30, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	September 30, 2022	December 31, 2021
Dependent on milestones	$128,392	$50,250
Expiring during:
2022	$50,166	$131,429
2023	187,646	50,233
2024	67,000	10,000
2025	26,257	—
Unfunded commitments	$331,069	$191,662
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of September 30, 2022, and December 31, 2021, the Company did not have any backlog of potential future commitments.

Note 8. Financial Highlights
The following table shows the financial highlights for the nine months ended September 30, 2022 and 2021:

Financial Highlights (in thousands, except per share data)	For the Nine Months Ended September 30
	2022	2021
Per Share Data(1),(2)
Net asset value at beginning of period	$14.01	$12.97
Changes in net asset value due to:
Net investment income	1.35	0.91
Net realized gains (losses) on investments	(0.54)	(0.61)
Net change in unrealized gains (losses) on investments	(1.08)	1.75
Net realized loss on extinguishment of debt	—	(0.02)
Net increase from capital share transactions	0.03	—
Distributions from net investment income	(1.08)	(1.08)
Net asset value at end of period	$12.69	$13.92

Net investment income per share	$1.35	$0.91
Net increase in net assets resulting from operations per share	$(0.26)	$2.03
Weighted average shares of common stock outstanding for period	31,816	30,918
Shares of common stock outstanding at end of period	35,282	30,984

Ratios / Supplemental Data
Net asset value at beginning of period	$434,491	$400,435
Net asset value at end of period	$447,881	$431,354
Average net asset value	$433,234	$399,746
Stock price at end of period	$10.86	$15.84

Total return based on net asset value per share(3)	(1.4)%	16.5%
Total return based on stock price(4)	(34.2)%	31.9%

Net investment income to average net asset value(5)	13.3%	9.4%
Net increase (decrease) in net assets to average net asset value(5)	(2.6)%	21.0%
Ratio of expenses to average net asset value(5)	12.8%	11.1%
Operating expenses excluding incentive fees to average net asset value(5)	10.7%	8.8%
Income incentive fees to average net asset value(5)	2.1%	2.4%
Capital gains incentive fees to average net asset value(5)	0.0%	0.0%
_____________
(1)Table may not foot due to rounding.
(2)All per share activity is calculated based on the weighted average shares outstanding for the relevant period, except net increase from capital share transactions, which is based on the common shares outstanding as of the relevant balance sheet date.
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
(5)Percentage is presented on an annualized basis.
The weighted average portfolio yield on total debt investments shown below is for the nine months ended September 30, 2022 and 2021:

Ratios (Percentages, on an annualized basis)(1)	For the Nine Months Ended September 30,
	2022	2021
Weighted average portfolio yield on total debt investments(2)	14.5%	13.2%
Coupon income	10.6%	9.8%
Accretion of discount	0.8%	0.8%
Accretion of end-of-term payments	1.7%	1.4%
Impact of prepayments during the period	1.4%	1.2%
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

Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the three and nine months ended September 30, 2022 and 2021:

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net investment income	$16,860	$9,887	$43,061	$28,197
Net increase (decrease) in net assets resulting from operations	$432	$38,860	$(8,276)	$62,705
Basic and diluted weighted average shares of common stock outstanding	33,373	30,956	31,816	30,918
Basic and diluted net investment income per share of common stock	$0.51	$0.32	$1.35	$0.91
Basic and diluted net increase (decrease) in net assets resulting from operations per share of common stock	$0.01	$1.26	$(0.26)	$2.03
Note 10.    Equity
Since inception through September 30, 2022, the Company has issued 34,999,352 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, a registered follow-on offering in 2020 and a registered follow-on offering in 2022. The Company received net proceeds from these offerings of $488.3 million, net of the portion of the underwriting sales load and offering costs paid by the Company. Included in the $488.3 million of net proceeds from these offerings is $55.3 million in net proceeds from the Company’s issuance in August 2022 of an aggregate of 4,161,807 shares of common stock in a registered follow-on offering pursuant to an underwriting agreement by and among the Company, the Adviser and the Administrator, on the one hand, and Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in the underwriting agreement. 411,807 of the shares issued in August 2022 were issued pursuant to the underwriters’ option to purchase additional shares.
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
On September 30, 2022, we entered into a sales agreement (the “Sales Agreement”) with the Adviser, the Administrator and UBS Securities LLC (the “Sales Agent”), providing for the issuance from time to time of up to an aggregate of $50 million in shares of our common stock by means of at-the-market offerings (the “ATM Program”). Subject to the terms of the Sales Agreement, the Sales Agent is not required to sell any specific number or dollar amount of securities but will act as our sales agent using commercially reasonable efforts consistent with the Sales Agent’s normal trading and sales practices, on mutually agreed terms between us and the Sales Agent.
As of September 30, 2022, $50.0 million in shares remained available for sale under the ATM Program.
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

The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the nine months ended September 30, 2022 and the year ended December 31, 2021:

Issuance of Common Stock for the Nine Months Ended September 30, 2022 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
First quarter 2022 distribution reinvestment	3/31/2022	26	$426	$—	$—	$16.59 per share
Second quarter 2022 distribution reinvestment	6/30/2022	37	479	—	—	$12.10 per share
Public follow-on	8/9/2022	3,750	51,563	(1,547)	(177)	$13.75 per share
Public follow-on (over-allotment)	8/31/2022	412	5,662	(170)	—	$13.75 per share
Third quarter 2022 distribution reinvestment	9/30/2022	46	479	—	—	$10.32 per share
Total issuance		4,271	$58,609	$(1,717)	$(177)

Issuance of Common Stock for the Year Ended December 31, 2021 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price
Fourth quarter 2020 special distribution reinvestment	1/13/2021	11	$142	$—	$—	$12.76 per share
First quarter 2021 distribution reinvestment	3/31/2021	35	482	—	—	$13.73 per share
Second quarter 2021 distribution reinvestment	6/30/2021	33	471	—	—	$14.43 per share
Third quarter 2021 distribution reinvestment	9/15/2021	34	509	—	—	$14.83 per share
Fourth quarter 2021 distribution reinvestment	12/15/2021	27	439	—	—	$16.38 per share
Total issuance		140	$2,043	$—	$—
The Company had 35,282,058 and 31,010,853 shares of common stock outstanding as of September 30, 2022 and December 31, 2021, respectively.
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

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to September 30, 2022. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
			Total cash distributions	$12.58
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.
(2)Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $0.5 million, respectively, for an excise tax accrual. No provision for income tax was recorded in the Company's consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021. For the three and nine months ended September 30, 2022, total distributions of $0.36 per share and $1.08 per share, respectively, were declared and paid and represented distributions from ordinary income. For the three and nine months ended September 30, 2021, total distributions of $0.36 per share and $1.08 per share, respectively, were declared and paid and represented distributions from ordinary income. As of September 30, 2022, the Company estimated it had undistributed taxable earnings from net investment income (or “spillover income”) of $18.5 million, or $0.52 per share. Since March 5, 2014 (commencement of operations) to September 30, 2022, total distributions of $12.58 per share have been paid.
Note 12. Subsequent Events
Distribution
On October 28, 2022, the Board declared a $0.37 per share regular quarterly distribution (increased from $0.36 per share during the prior quarter), payable on December 30, 2022 to stockholders of record on December 15, 2022.
Recent Portfolio Activity
On October 11, 2022, portfolio company ForgeRock, Inc. announced that it has entered into a definitive agreement to be acquired by Thoma Bravo, for $23.25 per share, in an all-cash transaction valued at approximately $2.3 billion. The transaction is anticipated to close in the first quarter of 2022 and based upon current terms, is expected to generate an additional gain of $2.6 million on the Company’s warrant holdings from the September 30, 2022 closing value.
From October 1, 2022 through November 1, 2022, the Company funded $27.9 million in new investments. TPC’s direct originations platform entered into $96.3 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From October 1, 2022 through November 1, 2022, the Company received $33.8 million of principal prepayments generating more than $1.0 million of accelerated income.

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
These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment or other conditions affecting the financial and capital markets;
•the length and duration of the COVID-19 outbreak in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery;
•an economic downturn and the time period required for robust economic recovery therefrom, including relating to the impact of the COVID-19 pandemic, which could lead to the loss of some or all of our investments in such portfolio companies and have a material adverse effect on our results of operations and financial condition;
•a contraction of available credit, an inability or unwillingness of our lenders to fund their commitments to us and/or an inability to access capital markets or additional sources of liquidity, which could have a material adverse effect on our results of operations and financial condition and impair our lending and investment activities;
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
Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, or under the governing agreements for the 2025 Notes, the 2026 Notes and the 2027 Notes, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 for more information. As of September 30, 2022, we were in compliance with the asset coverage requirements under the 1940 Act and with our covenants under the Credit Facility and under the governing agreements for the 2025 Notes, the 2026 Notes and the 2027 Notes.
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
As of September 30, 2022, we had 318 investments in 116 companies. Our investments included 139 debt investments, 120 warrant investments, and 59 direct equity and related investments. As of September 30, 2022, the aggregate cost and fair value of these investments were $969.2 million and $962.4 million, respectively. As of September 30, 2022, 12 of our portfolio companies were publicly traded. As of September 30, 2022, the 139 debt investments had an aggregate fair value of $856.7 million and a weighted average loan to enterprise value ratio at the time of underwriting of 7.7%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$898,268	$856,659	$(41,609)	139	59
Warrant investments	29,284	52,568	23,284	120	102
Equity investments	41,683	53,203	11,520	59	50
Total Investments in Portfolio Companies	$969,235	$962,430	$(6,805)	318	116	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$774,652	$757,222	$(17,430)	107	49
Warrant investments	25,597	51,756	26,159	92	81
Equity investments	37,600	56,362	18,762	47	40
Total Investments in Portfolio Companies	$837,849	$865,340	$27,491	246	91	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2022 and December 31, 2021:

	September 30, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$140,218	14.6%
E-Commerce - Clothing and Accessories	130,048	13.5
Business Applications Software	102,468	10.6
Financial Institution and Services	71,360	7.4
Healthcare Technology Systems	53,553	5.6
Real Estate Services	52,603	5.5
Business/Productivity Software	50,716	5.3
Business Products and Services	44,012	4.6
Consumer Non-Durables	36,660	3.8
Security Services	35,137	3.7
Travel & Leisure	32,458	3.4
Shopping Facilitators	28,031	2.9
Entertainment	27,381	2.8
Other Financial Services	23,319	2.4
Application Software	22,656	2.4
Multimedia and Design Software	20,032	2.1
Healthcare Services	19,874	2.1
Food & Drug	17,902	1.9
Consumer Finance	17,702	1.8
E-Commerce - Personal Goods	13,752	1.4
Database Software	13,503	1.4
Consumer Retail	2,169	0.2
General Media and Content	2,162	0.2
Network Systems Management Software	1,924	0.2
Commercial Services	1,220	0.1
Financial Software	995	0.1
Social/Platform Software	151	*
Business to Business Marketplace	144	*
Educational/Training Software	131	*
Computer Hardware	116	*
Aerospace and Defense	19	*
Advertising / Marketing	13	*
Transportation	1	*
Building Materials/Construction Machinery	—	*
Medical Software and Information Services	—	*
Total portfolio company investments	$962,430	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.

	December 31, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$114,109	13.2%
E-Commerce - Clothing and Accessories	111,941	12.9
Consumer Products and Services	78,826	9.1
Financial Institution and Services	71,673	8.3
Household & Office Goods	42,470	4.9
Other Financial Services	40,474	4.7
Real Estate Services	38,651	4.5
Security Services	38,282	4.4
Healthcare Technology Systems	37,418	4.3
Network Systems Management Software	37,283	4.3
Travel & Leisure	31,686	3.7
Entertainment	30,881	3.6
Consumer Non-Durables	30,531	3.5
Shopping Facilitators	27,642	3.2
Business Products and Services	22,940	2.7
Business/Productivity Software	17,393	2.0
Consumer Finance	17,345	2.0
Food & Drug	17,316	2.0
Multimedia and Design Software	15,619	1.8
E-Commerce - Personal Goods	15,091	1.7
Database Software	12,876	1.5
Computer Hardware	7,944	0.9
Consumer Retail	2,680	0.3
Communications Software	2,000	0.2
General Media and Content	1,092	0.1
Educational/Training Software	252	*
Commercial Services	238	*
Conferencing Equipment / Services	205	*
Social/Platform Software	151	*
Business to Business Marketplace	144	*
Transportation	111	*
Healthcare Services	61	*
Advertising / Marketing	13	*
Building Materials/Construction Machinery	2	*
Medical Software and Information Services	—	*
Total portfolio company investments	$865,340	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$845,112	98.7%	$752,268	99.4%
Revolver loans	10,922	1.2	4,029	0.5
Convertible notes	625	0.1	925	0.1
Total debt investments	$856,659	100.0%	$757,222	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 23.6% and 26.2% of our debt investments at fair value as of September 30, 2022 and December 31, 2021, respectively.

Investment Activity
During the three months ended September 30, 2022, we entered into debt commitments with seven new portfolio companies and three existing portfolio companies totaling $103.3 million, funded debt investments to 14 portfolio companies for $101.7 million in principal value, acquired warrant investments representing $1.9 million of value, and made equity investments of $2.6 million. Debt investments funded during the three months ended September 30, 2022 carried a weighted average annualized portfolio yield of 14.5% at origination.
During the nine months ended September 30, 2022, we entered into debt commitments with 28 new portfolio companies and nine existing portfolio companies totaling $489.0 million, funded debt investments to 33 portfolio companies for $322.0 million in principal value, acquired warrant investments representing $4.8 million of value, and made equity investments of $5.7 million. Debt investments funded during the nine months ended September 30, 2022 carried a weighted average annualized portfolio yield of 13.8% at origination.
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
During the nine months ended September 30, 2021, we entered into debt commitments with 13 new portfolio companies and six existing portfolio companies totaling $309.2 million, funded 23 debt investments for $249.9 million in principal value, acquired warrant investments representing $5.5 million of value, and made equity investments of $3.7 million. Debt investments funded during the nine months ended September 30, 2021 carried a weighted average annualized portfolio yield of 12.9% at origination.
During the three months ended September 30, 2022, we received $0.6 million of principal prepayments, $0.1 million of early repayments and $3.3 million of scheduled principal amortization. During the nine months ended September 30, 2022, we received $166.4 million of principal prepayments, $4.9 million of early repayments and $19.5 million of scheduled principal amortization.
During the three months ended September 30, 2021, we received $18.2 million of principal prepayments and $14.1 million of scheduled principal amortization. During the nine months ended September 30, 2021, we received $100.1 million of principal prepayments and $52.3 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Beginning portfolio at fair value	$876,718	$647,717	$865,340	$633,779
New debt investments, net(1)	99,208	113,973	315,058	244,060
Scheduled principal amortization	(3,282)	(14,118)	(19,446)	(52,302)
Principal prepayments and early repayments	(723)	(18,170)	(171,295)	(100,135)
Net amortization and accretion of premiums and discounts and end-of-term payments	4,873	3,404	10,414	5,015
Payment-in-kind coupon	1,659	2,117	4,593	6,330
New warrant investments	1,873	1,652	4,833	5,519
New equity investments	2,951	1,531	6,747	4,684
Proceeds from dispositions of investments	(4,616)	(84)	(4,862)	(15,084)
Net realized gains (losses) on investments	(12,990)	(3,104)	(14,653)	(18,806)
Net change in unrealized gains (losses) on investments	(3,241)	32,095	(34,299)	53,953
Ending portfolio at fair value	$962,430	$767,013	$962,430	$767,013
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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the three and nine months ended September 30, 2022 and 2021:

Commitments and Fundings (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Debt Commitments
New portfolio companies	$88,000	$61,667	$396,173	$221,379
Existing portfolio companies	15,286	54,647	92,786	87,866
Total(1)	$103,286	$116,314	$488,959	$309,245

Funded Debt Investments	$101,732	$116,954	$321,988	$249,884

Equity Investments	$2,596	$1,204	$5,688	$3,697

Non-Binding Term Sheets	$268,753	$303,505	$1,729,018	$746,512
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2022 and December 31, 2021, we did not have any backlog of potential future commitments.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$58,688	6.9%	4	$166,091	21.9%	8
White (2)	712,684	83.1	50	538,167	71.1	38
Yellow (3)	76,898	9.0	4	41,628	5.5	2
Orange (4)	8,389	1.0	1	11,336	1.5	1
Red (5)	—	—	—	—	—	—
	$856,659	100.0%	59	$757,222	100.0%	49

As of September 30, 2022 and December 31, 2021, the weighted average investment ranking of our debt investment portfolio was 2.04 and 1.87, respectively. During the three months ended September 30, 2022, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $14.0 million was upgraded from White (2) to Clear (1), one portfolio company with a principal balance of $25.0 million was upgraded from Yellow (3) to White (2), one portfolio company with a principal balance of $34.3 million was downgraded from White (2) to Yellow (3), and one portfolio company with a principal balance of $15.0 million was sold and removed from Red (5) and from the Company’s investment portfolio.
As of September 30, 2022, we had an investment in one portfolio company which was on non-accrual status, with an aggregate cost and fair value of $29.5 million and $8.4 million, respectively.
Results of Operations
Comparison of operating results for the three and nine months ended September 30, 2022 and 2021
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the three months ended September 30, 2022, our net increase in net assets resulting from operations was $0.4 million, which was comprised of $16.9 million of net investment income and $16.4 million of net realized and unrealized losses. For the three months ended September 30, 2021, our net increase in net assets resulting from operations was $38.9 million, which was comprised of $9.9 million of net investment income and $29.0 million of net realized and unrealized gains. On a per share basis for the three months ended September 30, 2022, net investment income was $0.51 per share and the net increase in net assets from operations was $0.01 per share, as compared to net investment income of $0.32 per share and a net increase in net assets from operations of $1.26 per share for the three months ended September 30, 2021.
For the nine months ended September 30, 2022, our net decrease in net assets resulting from operations was $8.3 million, which was comprised of $43.1 million of net investment income and $51.3 million of net realized and unrealized losses. For the nine months ended September 30, 2021, our net increase in net assets resulting from operations was $62.7 million, which was comprised of $28.2 million of net investment income and $34.5 million of net realized and unrealized gains. On a per share basis for the nine months ended September 30, 2022, net investment income was $1.35 per share and the net decrease in net assets from operations was $0.26 per share, as compared to net investment income of $0.91 per share and a net increase in net assets from operations of $2.03 per share for the nine months ended September 30, 2021.
Investment Income
For the three months ended September 30, 2022, total investment and other income was $29.7 million as compared to $21.2 million for the three months ended September 30, 2021. The increase in total investment and other income for the three months ended September 30, 2022, compared to the 2021 period, is primarily due to a greater weighted average principal amount outstanding on our income-bearing debt investment portfolio and higher investment yields.
For the nine months ended September 30, 2022, total investment and other income was $84.5 million as compared to $61.5 million for the nine months ended September 30, 2021. The increase in total investment and other income for the nine months ended September 30, 2022, compared to the 2021 period, is primarily due to a greater weighted average principal amount outstanding on our income-bearing debt investment portfolio, higher investment yields and increased prepayment activity.
For the three months ended September 30, 2022, we recognized $0.5 million in other income consisting of $0.1 million due to the termination or expiration of unfunded commitments and $0.4 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the nine months ended September 30, 2022, we recognized $2.3 million in other income consisting of $0.1 million due to the termination or expiration of unfunded commitments and $2.2 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
For the three months ended September 30, 2021, we recognized $2.5 million in other income consisting of $0.2 million due to the termination or expiration of unfunded commitments and $2.3 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the nine months ended September 30, 2021, we recognized we recognized $3.9 million in other income consisting of $0.5 million due to the termination or expiration of unfunded commitments and $3.3 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.

Operating Expenses
Total operating expenses consist of our base management fee, income incentive fee, capital gains incentive fee, interest expense and amortization of fees, administration agreement expenses, and general and administrative expenses. We anticipate operating expenses will increase over time as our portfolio continues to grow. However, we anticipate operating expenses, as a percentage of totals assets and net assets, will generally decrease over time as our portfolio and capital base expand. We expect base management and income incentive fees will increase as we grow our asset base and our earnings. The capital gains incentive fee will depend on realized gains and losses and unrealized losses. Interest expenses will generally increase as we borrow greater amounts under the Credit Facility, issue additional debt securities, and as interest rates increase. We generally expect expenses under the administration agreement and general and administrative expenses to increase over time to meet the additional requirements associated with servicing a larger portfolio.
For the three months ended September 30, 2022, total operating expenses were $12.8 million as compared to $11.3 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, total operating expenses were $41.4 million as compared to $33.3 million for the nine months ended September 30, 2021.
Base management fees for the three months ended September 30, 2022 and 2021 totaled $3.9 million and $3.2 million, respectively. Base management fees increased during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, due to an increase in the average size of our portfolio during the applicable periods used in the calculation. Base management fees for the nine months ended September 30, 2022 and 2021 totaled $11.6 million and $9.2 million, respectively. Base management fees increased during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, due to an increase in the average size of our portfolio during the applicable periods used in the calculation.
Income incentive fees totaled $0.1 million and $2.5 million for the three months ended September 30, 2022 and 2021, respectively, and $6.7 million and $7.0 million for the nine months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, our income incentive fee was reduced by $3.3 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of $3.3 million in net investment income. Income incentive fees decreased during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, due to the total return requirement described above.
There was no capital gains incentive fee expense for the three and nine months ended September 30, 2022 and 2021.
Interest expense and amortization of fees totaled $7.2 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively. The increase during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, is due to a greater weighted-average outstanding principal balance under the Credit Facility and an increase in interest rates.
Interest expense and amortization of fees totaled $18.4 million and $12.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, is due to the issuance of the 2027 Notes in the first quarter of 2022 and a greater weighted-average outstanding principal balance under the Credit Facility and an increase in interest rates.
Administration agreement and general and administrative expenses totaled $1.7 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively. Administration agreement and general and administrative expenses totaled $4.8 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively. The increase for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to higher administration expenses under the Administration Agreement as well as increased third-party expenses.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended September 30, 2022, we recognized net realized losses on investments of $13.2 million, resulting primarily from the sale of Pencil and Pixel, Inc., which was rated Red (5) on our watch list, and its removal from our investment portfolio. During the nine months ended September 30, 2022, we recognized net realized losses on investments of $17.0 million, primarily resulting from the sale of Pencil and Pixel, Inc. and the sale of our investment in Casper Sleep Inc.
During the three months ended September 30, 2021, we recognized net realized losses on investments of $3.1 million, consisting of a $2.1 million realized loss from the write-off of an equity investment and $1.0 million of realized losses from the termination of warrants. During the nine months ended September 30, 2021, we recognized net realized losses on investments of $18.8 million, consisting primarily of $15.6 million of realized losses from the sale of our investment in Knotel, Inc., which was rated Red (5) on our credit watch list, and its removal from our investment portfolio, a $2.1 million realized loss from the write-off of an equity investment and $1.1 million of realized losses from the termination of warrants.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.

Net change in unrealized losses during the three months ended September 30, 2022 was $3.2 million, consisting of $4.6 million of net unrealized losses on our warrant and equity portfolio resulting from fair value and mark-to-market adjustments as well as $5.0 million of net unrealized losses from foreign currency adjustments, offset by $6.4 million of net unrealized gains on our debt investment portfolio, of which $13.2 million of unrealized gains relate to the reversal of previous losses on Pencil and Pixel, Inc. and $6.8 million of net unrealized losses are due to fair value adjustments. Net change in unrealized losses during the nine months ended September 30, 2022 was $34.3 million, consisting of $14.8 million of net unrealized losses on our debt investment portfolio, $9.4 million of net unrealized losses on our warrant and equity portfolio resulting from fair value and mark-to-market adjustments, as well as $10.1 million of net unrealized losses from foreign currency adjustments.
Net change in unrealized gains during the three months ended September 30, 2021 was $32.1 million, resulting primarily from fair value adjustments. Net change in unrealized gains during the nine months ended September 30, 2021 was $54.0 million, resulting primarily from the reversal and recognition of $15.6 million of previously recorded unrealized losses associated with Knotel, Inc. in connection with the recognition of a realized loss on the investment, as well as net unrealized gains on our investment portfolio resulting from fair value adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three and nine months ended September 30, 2022, interest income totaled $29.2 million and $82.1 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 13.8% and 14.5%, respectively. For the three and nine months ended September 30, 2021, interest income totaled $18.7 million and $57.7 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 12.3% and 13.2%, respectively.
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
For the three and nine months ended September 30, 2022, the yield on our total debt portfolio, excluding the impact of prepayments, was 13.8% and 13.1%, respectively. For the three and nine months ended September 30, 2021, the yield on our total debt portfolio, excluding the impact of prepayments, was 12.1% and 12.0%, respectively.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average annualized portfolio yield on total debt investments(2)	13.8%	12.3%	14.5%	13.2%
Coupon income	11.3%	9.8%	10.6%	9.8%
Accretion of discount	0.8%	0.9%	0.8%	0.8%
Accretion of end-of-term payments	1.7%	1.4%	1.7%	1.4%
Impact of prepayments during the period	—%	0.2%	1.4%	1.2%
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

Total return based on stock price is the change in the ending stock price of our common stock plus distributions paid during the period assuming participation in our dividend reinvestment plan divided by the beginning stock price of our common stock for such period. For the three and nine months ended September 30, 2022, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 1.0% and (1.4)%, respectively, and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was (11.8)% and (34.2)%, respectively. For the three and nine months ended September 30, 2021, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 9.5% and 16.5%, respectively, and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 6.8% and 31.9%, respectively. These total return figures are for the periods indicated and are not annualized.
The table below shows our return on average total assets and return on average NAV for the three and nine months ended September 30, 2022 and 2021:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net investment income	$16,860	$9,887	$43,061	$28,197
Net increase (decrease) in net assets	$432	$38,860	$(8,276)	$62,705

Average net asset value(1)	$435,522	$398,948	$433,234	$399,746
Average total assets(1)	$952,878	$698,584	$896,841	$693,154

Net investment income to average net asset value(2)	15.4%	9.8%	13.3%	9.4%
Net increase (decrease) in net assets to average net asset value(2)	0.4%	38.6%	(2.6)%	21.0%

Net investment income to average total assets(2)	7.0%	5.6%	6.4%	5.4%
Net increase (decrease) in net assets to average total assets(2)	0.2%	22.1%	(1.2)%	12.1%
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

As of September 30, 2022, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented approximately 97.8% of our total assets, as compared to approximately 93.3% of our total assets as of December 31, 2021.
See “Note 4. Investments” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 2, 2022 and “Note 4. Investments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility and our anticipated cash flows from operations, including from net cash proceeds from our ATM Program (described below) and contractual monthly portfolio company payments and cash flows, prepayments, and the ability to liquidate publicly traded investments, will be adequate to meet our cash needs for our daily operations, including to fund our unfunded commitment obligations.
Cash Flows
During the nine months ended September 30, 2022, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $107.3 million, and net cash provided by financing activities was $63.1 million due primarily to the issuance of the 2027 Notes and proceeds received from our August 2022 public follow-on offering of common stock, offset by net repayments under the Credit Facility of $79.0 million and $33.7 million in distributions paid. As of September 30, 2022, cash and cash equivalents, including restricted cash, was $15.0 million.
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
Capital Resources and Borrowings
As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Credit Facility or the issuance of additional shares of our common stock, including through our ATM Program (as described below) or debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted.
Credit Facility
As of September 30, 2022, we had $350 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on May 31, 2024, and the maturity date of the Credit Facility is November 30, 2025 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of September 30, 2022 and December 31, 2021, we had outstanding borrowings under the Credit Facility of $121.0 million and $200.0 million, respectively, excluding deferred credit facility costs of $4.5 million and $2.2 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $229.0 million and $150.0 million of remaining capacity on our Credit Facility as of September 30, 2022 and December 31, 2021, respectively.
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
As of September 30, 2022 and December 31, 2021, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.5 million and $69.3 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2025 Notes.
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
As of September 30, 2022 and December 31, 2021, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $198.5 million and $198.2 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.
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
As of September 30, 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2027 Notes, net of deferred issuance costs, of $123.8 million. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2027 Notes.
ATM Program
On September 30, 2022, we entered into a sales agreement (the “Sales Agreement”) with the Adviser, the Administrator and UBS Securities LLC (the “Sales Agent”), providing for the issuance from time to time of up to an aggregate of $50 million in shares of our common stock by means of at-the-market offerings (the “ATM Program”). Subject to the terms of the Sales Agreement, the Sales Agent is not required to sell any specific number or dollar amount of securities but will act as our sales agent using commercially reasonable efforts consistent with the Sales Agent’s normal trading and sales practices, on mutually agreed terms between us and the Sales Agent.
As of September 30, 2022, $50.0 million in shares remained available for sale under the ATM Program.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of September 30, 2022, our asset coverage for borrowed amounts was 187%.

Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of September 30, 2022:

Payments Due By Period (in thousands)	September 30, 2022
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$121,000	$—	$121,000	$—	$—
2025 Notes	70,000	—	70,000	—	—
2026 Notes	200,000	—	—	200,000	—
2027 Notes	125,000	—	—	125,000	—
Total	$516,000	$—	$191,000	$325,000	$—
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2022 and December 31, 2021, our unfunded commitments totaled $331.1 million and $191.7 million, respectively, of which $128.4 million and $50.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.

The following table shows our unfunded commitments by portfolio company as of September 30, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	September 30, 2022	December 31, 2021
Corelight, Inc.	$30,000	$—
Frubana Inc.	25,000	—
Overtime Sports, Inc.	22,857	—
Athletic Greens (USA), Inc.	20,000	—
Found Health, Inc.	20,000	—
Jerry Services, Inc.	15,000	—
LeoLabs, Inc.	15,000	—
RenoRun US Inc.	12,750	12,750
Flink SE	12,500	—
Savage X, Inc.	12,500	12,000
The Aligned Company (f/k/a Thingy Thing Inc.)	12,000	2,000
Activehours, Inc. (d/b/a Earnin)	10,000	10,000
Homelight, Inc.	10,000	—
Homeward, Inc.	10,000	10,000
Loft Orbital Solutions Inc.	10,000
Merama Inc.	9,718	9,718
Mynd Management, Inc.	9,000	—
McN Investments Ltd.	8,000	—
Foodology Inc.	7,976	—
Good Eggs, Inc.	7,000	14,000
Untitled Labs, Inc.	5,833	—
Forum Brands, LLC	5,437	12,951
Everdrop GmbH	5,323	—
Cart.com, Inc.	5,000	—
Don't Run Out, Inc.	5,000	5,000
Quick Commerce Ltd	4,000	—
FlashParking, Inc.	3,490	3,837
Minted, Inc.	3,400	—
Baby Generation, Inc.	3,125	—
True Footage Inc.	2,494	5,695
Flo Health, Inc.	2,167	—
JOKR S.à r.l.	1,499	1,496
Belong Home, Inc.	1,000	—
Dia Styling Co.	1,000	—
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	1,000	—
Pair EyeWear, Inc.	1,000	—
Substack Inc.	1,000	—
Tempo Interactive Inc.	—	25,000
The Pill Club Holdings, Inc.	—	20,000
Arcadia Power, Inc.	—	18,000
Curology, Inc.	—	9,000
Demain ES (d/b/a Luko)	—	7,940
Narvar, Inc.	—	3,750
Sonder USA, Inc.	—	3,000
Trendly, Inc.	—	3,000
VanMoof Global Holding B.V.	—	2,025
Alyk, Inc.	—	500
Total	$331,069	$191,662
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.

The following table shows additional information on our unfunded commitments regarding milestones and expirations as of September 30, 2022 and December 31, 2021:

Unfunded Commitments(1) (in thousands)	September 30, 2022	December 31, 2021
Dependent on milestones	$128,392	$50,250
Expiring during:
2022	$50,166	$131,429
2023	187,646	50,233
2024	67,000	10,000
2025	26,257	—
Total	$331,069	$191,662
_______________
(1)Does not include backlog of potential future commitments.
As of September 30, 2022, our unfunded commitments to 37 companies totaled $331.1 million. During the three and nine months ended September 30, 2022, $19.0 million and $25.8 million, respectively, in unfunded commitments expired or were terminated.
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of September 30, 2022 and December 31, 2021, the fair value for these unfunded commitments totaled $5.3 million and $3.2 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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

The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to September 30, 2022. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2017 and December 31, 2018, distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
			Total cash distributions	$12.58
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.
For the three months ended September 30, 2022, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 74.1% of total distributions paid. As of September 30, 2022, we had estimated undistributed taxable earnings from net investment income of $18.5 million, or $0.52 per share.

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2022-03 on our consolidated financial statements.
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
Recent Developments
Distribution
On October 28, 2022, the Board declared a $0.37 per share regular quarterly distribution (increased from $0.36 per share during the prior quarter), payable on December 30, 2022 to stockholders of record on December 15, 2022.
Recent Portfolio Activity
On October 11, 2022, portfolio company ForgeRock, Inc. announced that it has entered into a definitive agreement to be acquired by Thoma Bravo, for $23.25 per share, in an all-cash transaction valued at approximately $2.3 billion. The transaction is anticipated to close in the first quarter of 2022 and based upon current terms, is expected to generate an additional gain of $2.6 million on the Company’s warrant holdings from the September 30, 2022 closing value.
From October 1, 2022 through November 1, 2022, we funded $27.9 million in new investments. TPC’s direct originations platform entered into $96.3 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy. From October 1, 2022 through November 1, 2022, we received $33.8 million of principal prepayments generating more than $1.0 million of accelerated income.
On November 1, 2022, the Company received preliminary information regarding certain recent negative developments at portfolio company Medly Health Inc., which we believe could result in a future credit rating downgrade of their outstanding loans.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. We are also subject to risks relating to the capital markets; changes in foreign currency exchange rates; conditions affecting the general economy; legislative reform; and local, regional, national or global political, social or economic instability. U.S. and global capital markets and credit markets have recently been experiencing an increase in the level of volatility across such markets and in values of publicly-traded securities. Any continuation of the stresses on capital markets and credit markets, or a further increase in volatility could result in a contraction of available credit for us and/or an inability by us to access the equity or debt capital markets or could otherwise cause an inability or unwillingness of our lenders to fund their commitments to us, any of which may have a material adverse effect on our results of operations and financial condition.
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
As of September 30, 2022, approximately 62.3%, or $560.2 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it goes above the interest rate floor; however, our 2025 Notes, 2026 Notes and 2027 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement (as modified by the First Supplement with respect to the 2026 Notes and the Second Supplement with respect to the 2027 Notes)) occurs).
As of September 30, 2022, our floating rate borrowings totaled $121.0 million, which represented 23.4% of our outstanding debt. As of September 30, 2022, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of September 30, 2022 was 4.75%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings under the Credit Facility, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under our Credit Facility as of September 30, 2022. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of September 30, 2022, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2022 consolidated statements of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$16,807	$(3,630)	$13,177
Up 200 basis points	$11,205	$(2,420)	$8,785
Up 100 basis points	$5,602	$(1,210)	$4,392
Up 50 basis points	$2,801	$(605)	$2,196
Down 50 basis points	$(2,660)	$605	$(2,055)
Down 100 basis points	$(5,208)	$1,210	$(3,998)
Down 200 basis points	$(10,182)	$2,420	$(7,762)
Down 300 basis points	$(11,267)	$3,202	$(8,065)
This analysis is indicative of the potential impact on our investment income as of September 30, 2022, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of September 30, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2021 that we filed with the SEC on March 2, 2022, which could materially affect our business, financial condition or operating results.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Dividend Reinvestment Plan
During the three months ended September 30, 2022, we issued 46,412 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended September 30, 2022 was $0.5 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
FEES AND EXPENSES

The following table is being provided to update, as of September 30, 2022, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-254802), declared effective by the SEC on May 26, 2021, as supplemented by any prospectus supplements relating to our ATM Program. The information is intended to assist you in understanding the costs and expenses that an investor in the Company will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Quarterly Report on Form 10-Q contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.

Except as noted below, the following annualized percentages were calculated based on actual expenses incurred in the nine months ended September 30, 2022 and net assets as of September 30, 2022, and do not include events occurring subsequent thereto. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load payable by us (as a percentage of offering price)	2.00%	(1)
Offering expenses (as a percentage of offering price)	0.50%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	2.50%
Annual Expenses (as percentage of net assets attributable to common stock):
Base management fee payable under the Investment Advisory Agreement	3.45%	(4)
Incentive fee payable under the Investment Advisory Agreement (20% of net investment income and realized capital gains)	1.99%	(5)
Interest payments on borrowed funds	5.49%	(6)
Other expenses	1.44%	(7)
Total annual expenses	12.37%
__________

(1)     The maximum agent commission with respect to the shares of our common stock sold under the ATM Program is 2.00%. In the event that our securities are sold to or through underwriters, a corresponding prospectus or prospectus supplement will disclose the applicable sales load.
(2)    The percentage reflects estimated offering expenses of approximately $250,000 payable by us for the estimated duration of the ATM Program and assumes we sell all $50.0 million of common stock initially available for sale under the ATM Program.
(3) The expenses of the dividend reinvestment plan are included in “Other expenses.” The plan administrator’s fees will be paid by us. We will not charge any brokerage charges or other charges to stockholders who participate in the plan. However, your own broker may impose brokerage charges in connection with your participation in the plan.
(4) Our base management fee, payable quarterly in arrears, is calculated at an annual rate of 1.75% of our average adjusted gross assets, including assets purchased with borrowed amounts and other forms of leverage. See “Business-Management Agreements-Investment Advisory Agreement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for more information.
(5) Assumes that annual incentive fees earned by our Adviser remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the nine months ended September 30, 2022 adjusted for any equity issuances. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable. Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since March 5, 2014. Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.
(6) “Interest payments on borrowed funds” represent our estimated annual interest payment, fees and credit facility expenses and are based on results of operations for the nine months ended September 30, 2022 (annualized), including with respect to the Credit Facility, the 2025 Notes, the 2026 Notes, and the 2027 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7) “Other expenses” (approximately $6.5 million) represent our estimated amounts for the current fiscal year, which are based upon the results of our operations for the nine months ended September 30, 2022, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (1)	$129	$315	$482	$826
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized gains	$139	$340	$515	$866
__________________

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

Further, while the example assumes reinvestment of all distributions at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by (a) 95% of the market price per share of our common stock at the close of trading on the payment date fixed by the Board in the event that newly issued shares of our common stock are used to implement the dividend reinvestment plan, or (b) the average purchase price of all shares of common stock purchased by the plan administrator in the event that shares are purchased in the open market to implement the requirements of the dividend reinvestment plan, which may be at, above or below NAV.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

PRICE RANGE OF COMMON STOCK AND DISTRIBUTIONS
Our common stock is traded on the NYSE under the symbol “TPVG.” The following table sets forth, for each fiscal quarter during the last two full fiscal years and the current fiscal year to date, the NAV per share of our common stock, the high and low closing sales prices for our common stock, such sales prices as a percentage of NAV per share and quarterly distributions per share.

	Closing Sales Price(2)			Premium/ (Discount) of High Sales Price to NAV(3)	Premium/ (Discount) of Low Sales Price to NAV(3)	Declared Distributions
Period	NAV(1)	High	Low
Fourth Quarter of 2022 (through November 1, 2022)	*	$12.87	$10.99	*	*	$0.37
Third Quarter of 2022	$12.6943200498838	$14.47	$10.46	14.0%	(17.6)%	$0.36
Second Quarter of 2022	$13.01	$17.88	$12.17	37.4%	(6.5)%	$0.36
First Quarter of 2022	$13.84	$18.07	$15.80	30.6%	14.2%	$0.36
Fourth Quarter of 2021	$14.01	$19.05	$15.90	36.0%	13.5%	$0.36
Third Quarter of 2021	$13.92	$16.20	$15.02	16.4%	7.9%	$0.36
Second Quarter of 2021	$13.03	$16.71	$14.17	28.2%	8.7%	$0.36
First Quarter of 2021	$13.00	$15.13	$12.83	16.4%	(1.3)%	$0.36
Fourth Quarter of 2020	$12.97	$13.56	$10.49	4.5%	(19.1)%	$0.46(4)
Third Quarter of 2020	$13.28	$12.48	$9.58	(6.0)%	(27.9)%	$0.36
Second Quarter of 2020	$13.17	$11.55	$4.69	(12.3)%	(64.4)%	$0.36
First Quarter of 2020	$12.85	$14.42	$2.90	12.2%	(77.4)%	$0.36
__________

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
*     Not determinable at the time of filing, as NAV has not yet been determined for the fourth quarter of 2022.

On November 1, 2022, the reported closing sales price of our common stock was $12.72 per share. As of November 1, 2022, we had 8 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that shares of our common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether the shares offered hereby will trade at, above or below NAV.
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

10.2	Sales Agreement, dated as of September 30, 2022, by and among TriplePoint Venture Growth BDC Corp., TriplePoint Advisers LLC, TriplePoint Administrator LLC and the UBS Securities LLC(4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(3)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01044) filed on July 25, 2022.
(4)Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01044) filed on September 30, 2022.
(*)    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Venture Growth BDC Corp.
Date: November 2, 2022	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 2, 2022	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)