Form 10-K
period 2022-12-31
TriplePoint Venture Growth BDC Corp.
filed 2023-03-01
CIK 1580345

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
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2022 based on the closing price on that date of $12.74 on the New York Stock Exchange was $390.1 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
There were 35,348,049 shares of the Registrant’s common stock outstanding as of March 1, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2023 annual meeting of stockholders (the “2023 Proxy Statement”), to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K, as indicated herein.

TRIPLEPOINT VENTURE GROWTH BDC CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

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
We make investments that our Adviser’s senior investment team believes have a low probability of loss due to their expertise and the revenue profile, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. We believe these investments provide us with a stable, fixed-income revenue stream along with the potential for equity-related gains on a risk-adjusted basis. We believe that the venture growth stage debt market presents a compelling growth channel for us because it has high barriers to entry and is underserved by both traditional lenders and existing debt financing providers to venture capital-backed companies given the brand, reputation and market acceptance, industry relationships, venture lending and leasing expertise, specialized skills, track record, and other factors required to lend to companies backed by leading venture capital investors. Additionally, we believe our investments are distinct compared with the investments made by more traditional lenders because our investments provide us the ability to invest alongside leading venture capital investors in companies focused in technology and other high growth industries. We also believe that our investments are distinct compared to the investments made by existing debt financing providers to venture capital backed companies given our primary focus on venture growth stage companies backed by TPC’s select group of leading venture capital investors.
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
TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. TPC is headquartered on Sand Hill Road in Silicon Valley with regional offices currently located in San Francisco, New York City and Boston, and has a primary focus in technology and other high growth industries. TPC’s portfolio of venture capital-backed companies has included and/or includes widely recognized and industry-leading companies around the world.
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
TPC utilizes a unique, relationship-based lending strategy that primarily targets companies funded by a select group of leading venture capital investors, which TPC refers to as the “TriplePoint Lifespan Approach.” Key elements of the TriplePoint Lifespan Approach include:
•establishing debt financing relationships with select venture capital-backed companies primarily across all five lifecycle stages of development;
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
Our Adviser
Our investment activities are managed by our Adviser, which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and is a wholly owned subsidiary of TPC. Our Adviser is responsible for sourcing, reviewing and structuring investment opportunities for us, underwriting and performing due diligence on our investments and monitoring our investment portfolio on an ongoing basis. Our Adviser was organized in August 2013 and, pursuant to an investment advisory agreement (the “Investment Advisory Agreement”), we pay our Adviser a base management fee and an incentive fee for its services. For information regarding our Adviser and the fees payable under the Investment Advisory Agreement, see “-Management Agreements-Investment Advisory Agreement” below.
The Adviser’s senior investment team is led by the Adviser’s co-founders, James P. Labe and Sajal K. Srivastava, who are highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and have developed long-standing relationships with, and have an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. Our Adviser’s co-founders have worked together for more than 23 years and its senior investment team includes professionals with extensive experience and backgrounds in technology and other high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has an average of more than 20 years of relevant experience and an extensive network of industry contacts and venture capital relationships.

Our Administrator
Our administrative functions are provided by our Administrator. Our Administrator is responsible for furnishing us with office facilities and equipment and provides us with clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under an administration agreement with our Administrator (the “Administration Agreement”), we pay our Administrator an amount equal to our allocable portion (subject to the review of our board of directors (the “Board”)) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. For information regarding our Administrator and expenses payable under the Administration Agreement, see “-Management Agreements-Administration Agreement” below.
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
We invest primarily in (i) growth capital loans that have a secured collateral position and that are generally used by venture growth stage companies to finance their continued expansion and growth, (ii) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission-critical equipment or the entire company, (iii) on a select basis, revolving loans that have a secured collateral position and that are typically used by venture growth stage companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or the equivalent and (iv) direct equity investments in venture growth stage companies. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns.
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
•focused in technology or other high growth industries and targeting an industry segment or sub-sector with a large and/or growing market opportunity;
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
•meaningful enterprise value or the potential for meaningful growth in enterprise value relative to the size of our investment as indicated by a recent equity round valuation or in the opinion of our Adviser’s senior investment team;
•a balanced current financial condition typically with 12 months or more of operating cash runway based on its projected cash burn and/or a path to profitability typically over a three- to five-year period from the date of our investment; and
•upcoming strategic and potential enterprise valuation-accreting business milestones that our investment can help provide operating cash runway for the company to achieve.
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
Focus in Technology and other High Growth Industries
We generally target technology and other high growth industries and further specialize in subsectors within each of these industries including:
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

Offer Creative Financing Solutions with Attractive Risk-Adjusted Pricing
Debt financings for venture growth stage companies are extremely diverse with use of proceeds, repayment structures and value propositions varying considerably among different company types. Our debt financings are customized based on a host of factors, including our review, assessment and analysis of each company’s management team, business outlook, underlying technology, support from its venture capital investors, products or services, current and future financial profile, intended use of our proceeds and anticipated payback structure, timing of a liquidity event and return potential. The diversity of debt financing possibilities requires prospective lenders to demonstrate a high degree of venture lending and leasing expertise, technology and other high growth industries knowledge and specialization, and willingness to provide customized products and flexibility. We believe the members of our Adviser’s senior investment team are uniquely situated given their extensive industry background, track record, knowledge and lending experience in the technology and other high growth industries, as well as venture capital, private equity and credit, to analyze, structure and underwrite such debt financings. We believe that we have the ability to appropriately price the investment opportunities we originate based upon the debt structures we employ and the individual risk profiles of our borrowers to generate attractive risk-adjusted returns for us and our stockholders.
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

Investment Structure
We offer a full range of creative, flexible and customized secured financing products which may include a combination of an initial facility fee, interest and principal payments, end-of-term payments and warrant and/or equity investment rights. Although the general components for each type of our debt financing products are substantially the same, we select and customize the specific debt financing product on a case-by-case basis based on our Adviser’s senior investment team’s experience and their analysis of a prospective borrower, its financing needs and its intended use of the proceeds from our debt financing product. For example, the type of debt financing transaction, the total repayment period, the interest-only period, the amortization period, the collateral position, the warrant investment coverage and the overall yield-to-maturity may vary. We make investments that our Adviser’s senior investment team believes have a low probability of loss due to their expertise and the revenue profile, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. Our debt financing products are typically structured as lines of credit, whereby a prospective borrower may be required to draw some of the commitment amount at close but may have up to 24 months from document execution to access the remaining available commitment amount of debt financing capital and, in many cases future advances may be subject to certain predetermined performance milestones and other conditions.
Growth Capital Loans
Key typical attributes of our growth capital loans include:
•Size ranges from $5 million to $50 million. We generally target and balance our growth capital loan size to the total equity capital base, the current or near-term enterprise value, value of intellectual property, revenue run rate and current or near-term cash and liquidity profile of a prospective borrower;
•Short total repayment periods typically ranging from 36 to 60 months or less that provide for interest-only or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 24 to 48 months after the loan’s funding date or a large lump sum payment on its maturity;
•Unlevered yield-to-maturity generally ranging from 10% to 18%, which may include current interest payments at fixed or floating rates, upfront and facility fees, an end-of-term payment and/or a payment-in-kind (“PIK”) interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. A meaningful portion of the difference between our yield-to-maturity and the stated interest rate on the loan is recognized as non-cash income until it is paid;
•Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;
•Secured by a senior secured lien on all of the prospective borrower’s assets including a pledge or negative pledge on its intellectual property. For certain prospective borrowers we are the only form of secured debt (other than potentially specific equipment financing). Other prospective borrowers may also have a revolving loan, typically from a bank, to finance receivables, cash, billings, bookings, inventory, or working capital and the collateral for such financing may be the underlying financed asset, bank accounts and/or a senior lien having priority over our senior lien. In addition, there may be prospective borrowers that have a term loan facility, with or without an accompanying revolving loan, typically from a bank, that may have priority over our senior lien; and
•Limited and/or flexible covenant structures and with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage and reimbursement for upfront and regular internal and third-party expenses, as well as prepayment penalties.
Equipment Financings
Key typical attributes of our equipment financings include:
•Size ranges from $5 million to $50 million. We generally target the size of our equipment financing to anticipate the capital equipment needs for a prospective borrower over a twelve month period balanced by the total equity capital base, the current or near-term enterprise value, value of intellectual property, revenue run rate and current or near-term cash and liquidity profile of a prospective borrower;
•Short total repayment periods typically ranging from 36 to 48 months or less that provide for short interest-only periods followed by full amortization;
•Structured as full payout loans or leases with either buyout provisions based on the fair market value of the financed equipment or a fixed end-of term payment;
•Unlevered yield-to-maturity generally ranging from 10% to 15%, which may include current interest payments at fixed or floating rates, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;

•Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;
•Secured primarily by the underlying equipment being financed and/or a secured lien on all assets. We expect that much of the equipment financed by us will consist of standard, off-the-shelf equipment, such as computers, electronic test and measurement, telecommunications, laboratory equipment, manufacturing or production equipment. In certain cases, a portion of an equipment financing may finance customized equipment, software and/or expenses or soft-costs which may not have any substantial resale value; and
•Limited and/or flexible covenant structures with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions and reimbursement for upfront and regular internal and third-party expenses, as well as prepayment penalties.
Revolving Loans
On a select basis, we offer revolving loans. Key typical attributes of our revolving loans include the following:
•Size ranges from $1 million to $50 million. We generally structure our revolving loans subject to an advance rate against the company’s inventory, supply-chain components, accounts receivable, contractual or future billings, bookings, revenues, marketing spend, sales or cash payments and collections including proceeds from a sale, financing or the equivalent, that serve as our sole or primary collateral in support of the repayment of such loans;
•Short total repayment periods typically ranging from 12 to 36 months or less that typically provide for interest-only periods and/or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 12 to 24 months after the loan’s funding date or on its maturity date;
•Unlevered yield-to-maturity generally ranging from 1% above the applicable prime rate to 10%, which may include current interest payments at fixed or floating rates, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;
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
Brokerage Allocation and Other Practices
Since we acquire and dispose of many of our investments in privately negotiated transactions, many of the transactions that we engage in do not require the use of brokers or the payment of brokerage commissions. Subject to policies established by our Board, our Adviser is primarily responsible for selecting brokers and dealers to execute transactions with respect to the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. Our Adviser does not execute transactions through any particular broker or dealer but seeks to obtain the best net results for us under the circumstances, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. Our Adviser generally seeks reasonably competitive trade execution costs but does not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, our Adviser may select a broker based upon brokerage or research services provided to our Adviser and us and any other clients. In return for such services, we may pay a higher commission than other brokers would charge if our Adviser determines in good faith that such commission is reasonable in relation to the services provided. We also pay brokerage commissions incurred in connection with open-market purchases pursuant to our dividend reinvestment plan. The aggregate amount of brokerage commissions paid by us during the three most recent fiscal years is $39,000.
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
We primarily target investment opportunities in venture growth stage companies that have received equity investments from venture capital investors. However, having backing from a venture capital investor does not guarantee financing from us. Prospective borrowers must further qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally have many of the characteristics discussed above under “-Investment Strategy-Target Venture Growth Stage Companies.” As a matter of practice, the evaluation of these criteria and characteristics, including the meaningful nature thereof, will involve subjective judgments and determinations by our Adviser, drawing upon its prior investment experience.
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
•receiving acquisition offers from strategic or other financial investors or undertaking an initial public offering, given their large and growing market opportunities, the stage of development of their underlying technology and products and their financial profile; or
•in a worst-case scenario, liquidating underlying assets including any proceeds from the sale of equipment, inventory, accounts receivable and/or intellectual property.

Upon referral or contact, a prospective borrower is added to our Adviser’s client management system and assigned to one of our Adviser’s originations professionals (each, an “Origination Professional”) who becomes the prospective borrower’s primary contact with us. The Originations Professional evaluates the prospective borrower in more depth to understand its debt financing needs and to determine whether or not it is qualified under our criteria. Upon initial screening, the Originations Professional generally meets with the prospective borrower and performs a preliminary investigation of the prospective borrower’s management, operations and business outlook. The Originations Professional generally consults with, and gathers information from, a wide variety of industry sources to assess the prospective borrower and its industry. In addition, the Originations Professional may reach out to the prospective borrower’s venture capital investors to understand the background of their investment in the company, their outlook for the company, the company’s market and products, the company’s goals and objectives associated with the proposed debt financing and the venture capital investor’s level of support for the company. If the Originations Professional is satisfied with the preliminary assessment of the prospective borrower’s management, operations and business prospects, the Originations Professional submits an internal pre-screen memorandum of the proposed debt transaction to our Adviser’s senior investment team for discussion and review, as well as for pricing and structuring guidance. Each potential investment opportunity that our Adviser’s Originations Professionals determine merits investment consideration is presented and evaluated at a weekly meeting in which our Adviser’s senior investment team discusses the merits and risks of a potential investment opportunity, as well as the due diligence process and the pricing and structure. If our Adviser’s senior investment team believes an investment opportunity fits our investment profile, the Originations Professional submits a non-binding term sheet to the prospective borrower.
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
Our Adviser’s diligence and credit analysis process typically includes visits by one of our Adviser’s Investment and Credit Analysis professionals (each, an “Investment and Credit Analysis Professional”) to a prospective borrower’s headquarters and other facilities, interviews with key management and board members and reference checks on senior management. In addition, the diligence process may include discussions with key industry research analysts, other industry participants, customers and suppliers, where appropriate. One of our Adviser’s professionals also typically reviews the prospective borrower’s organizational documents and structure, capital structure, assets, liabilities, employee plans, key customer or supplier contracts, legal and tax matters and other relevant legal documentation. The Investment and Credit Analysis Professional submits a detailed credit and due diligence memorandum describing and analyzing the proposed transaction, as well as the outcome of the diligence and credit analysis activities. This memorandum is circulated to members of our Adviser’s Investment Committee (the “Investment Committee”) and senior investment team in advance of its meetings.
Investment Committee
The objective of the Adviser’s Investment Committee and senior investment team is to leverage its members’ broad historical experience, including significant entrepreneurial, credit, venture capital, venture lending and venture leasing expertise and technology and other high growth industries knowledge assessing the risk and needs of venture growth stage companies and appropriateness of prospective transactions, assessing the risk/return profile of proposed transactions, assessing the independent diligence and credit analysis and providing a forum for independent and unbiased thought, discussion, and assessment.

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
Investment Monitoring and Portfolio Management
Our Adviser utilizes an extensive internal credit tracking and monitoring approach to regularly follow a borrower’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each borrower is appropriate. This process has been refined and validated by Mr. Labe and Mr. Srivastava, and the track record developed by TPC since its inception and is based in part on its expertise and deep understanding of the risk associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the outlook for the borrower’s industry segment, progress of product development, overall adherence to the business plan, financial condition, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure matters. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess the borrower’s progress and development and the venture capital investor’s outlook and/or level of support for our borrower and in conjunction with the Four Rs, our core investment philosophy, determines the appropriate course of action with respect to investments in borrowers on our Credit Watch List.
Each of our borrowers is assigned a “Portfolio Company Team” consisting of staff from our Adviser’s Originations, Investment and Credit Analysis, Portfolio Monitoring and Legal teams. We believe having a dedicated Portfolio Company Team for each borrower further strengthens the relationship we have with the borrower, which is a key component of our Adviser’s strategy and affords our Adviser consistent and continuous interaction with our borrowers. A Portfolio Monitoring professional is assigned to all borrowers to ensure compliance with financial statement and compliance reporting, insurance filing and timely payment requirements. These professionals review the various financial statements, compliance reports and other documents received from our borrowers on a monthly or quarterly basis, as well as any publicly filed financing statements, such as UCC financing statements and press releases, and enter them into our Adviser’s proprietary client-management platform for review by the rest of the Portfolio Company Team. In the event of a missed payment or if other credit issues arise, the Portfolio Company Team initiates escalation procedures.
On a weekly basis, our Adviser’s Investment Committee and senior investment team review material events and information on our borrowers and discuss in detail those borrowers that are performing below expectations. On a quarterly basis, or more frequently as needed, our Originations and Investment and Credit Analysis Professionals undertake an extensive re-evaluation of each borrower and prepare a portfolio update. Key topics that are reviewed include timing/status of the next equity financing round, cash balance and burn rate, financial and operational progress, and covenant adherence. All of these meetings are typically attended by one or more members of our Adviser’s Investment Committee, senior investment team and the Portfolio Company Team for the specific borrower being reviewed.
If the outlook for a borrower, its industry or a borrower’s available cash balance or credit rating is materially deteriorating, or there is material downturn in the borrower’s standing since our last review, we change the standing of the borrower on our Credit Watch List (as discussed below) and our Originations and Investment and Credit Analysis Professionals contact the borrower and its venture capital investors to discuss and understand any changes. Our Originations and Investment and Credit Analysis Professionals generally actively work to maintain an open dialogue with borrowers on the Credit Watch List to work to limit the likelihood of a default. Utilizing the Four Rs, our core investment philosophy, our Adviser assesses each borrower on our Credit Watch List and, based on the recommendations from our Originations and Investment and Credit Analysis Professionals and potentially from our discussions with and representations made from the borrower’s venture capital investors, determines the appropriate course of action, including decisions to enforce our rights and remedies, modify or waive a provision of our investments, declare a default, request early pay-off, or wait for an external event, such as an acquisition or financing, to restructure a secured loan or receive additional consideration in the form of fees or warrant investments. In a worst-case scenario, a member of our Portfolio Company Team sells collateral with the help of management, repossesses and auctions assets or negotiates and structures other potential outcomes. If bankruptcy is a possibility, a member of our Portfolio Company Team may utilize outside counsel to provide advice on avoiding this outcome or to minimize the adverse effects on us.

Consistent with TPC’s existing policies, our Adviser maintains a Credit Watch List, which places borrowers into five risk categories based upon our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White (2).	Contact portfolio company periodically; in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern due to industry, business, financial and/or related factors. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.	Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.
Competition
Debt financing for venture capital-backed companies is particularly heterogeneous—the type, structures and sizes of debt financings often vary significantly depending on a particular company’s industry and its current or near-term stage of development. The profile and underwriting characteristics of an early stage venture capital-backed company are very different from those of a later stage venture capital-backed company and/or those of a venture growth stage company. Furthermore, within venture growth stage companies, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and venture leasing expertise and technology and other high growth industries knowledge, specialization and flexibility from a lender. The availability of debt financing for venture growth stage companies is further limited by factors such as the brand, reputation and market acceptance, industry relationships, track record, and other factors required to lend to companies backed by leading venture capital investors. In addition, a lender must understand the distinct credit profiles of these companies and have the deep experience and specialized set of skills required to (i) source deal flow and receive investment referrals; (ii) evaluate high growth industries and sectors, business prospects, operating characteristics and collateral; (iii) analyze potential transactions; and (iv) customize unconventional transaction structures for these companies.
We believe that venture-oriented banks tend to be the primary form of traditional lenders participating in the market for venture growth stage companies and that they generally focus on providing lower risk and lower return financings, which tend to require and impose many restrictive covenants and conditions on borrowers, such as minimum cash balances, financial covenants, limitations on outflows and borrowing formulas and require a significant depository relationship to facilitate rapid liquidation. In addition, we believe that most existing non-traditional debt providers do not regularly or actively participate in venture growth stage lending due to their reluctance to underwrite the large financings required by venture growth stage companies, as well as the desire of these providers to structure deals with lower current return but with the potential for significantly higher equity upside through warrant investments by lending to companies with lower valuations than would be possible in the venture growth stage lending market. As a result, most existing providers of debt financing tend to focus on seed, early and late-stage venture capital-backed companies instead of venture growth stage companies.
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
We believe we compete effectively with these entities primarily on the basis of TPC’s reputation, track record, experience, industry knowledge and relationships and our Adviser’s senior investment team’s contacts, efficient investment analysis, decision-making processes, creative financing products and highly customized investment terms. We believe that the Four Rs, our core investment philosophy, enable us to continue to grow our brand name, reputation and differentiate us from our competitors. We do not compete primarily on the financing terms we offer and believe that some competitors make loans with rates that are comparable or lower than our rates. We also believe that our relationship-based approach to investing, which leverages our Adviser’s senior investment team’s expertise in developing strong relationships with venture capital investors and venture capital-backed companies, understanding the capital needs of venture growth stage companies, and structuring and customizing attractive financing solutions to meet the financing needs throughout a company’s growth stage, enables us to identify, attract and proactively capitalize on venture growth stage companies’ debt needs as they grow and become successful enterprises.

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
Pursuant to the Investment Advisory Agreement, we pay our Adviser a fee for its investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by our stockholders.
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
Duration and Termination
Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if (i) (A) approved annually by our Board or (B) by the affirmative vote of the holders of a majority of our outstanding voting securities and (ii) in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by our Adviser and may be terminated by either party without penalty upon 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice. See “Risk Factors-Risks Relating to our Business and Structure-We are dependent upon our executive officers, our Adviser’s senior investment team and, in particular, Messrs. Labe and Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.”
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
Board Approval of the Investment Advisory Agreement
The Investment Advisory Agreement between us and our Adviser was initially approved by our Board at an in-person meeting in November 2013 and entered into in February 2014. Our Board most recently determined to re-approve the Investment Advisory Agreement at a meeting held on October 28, 2022. In reaching a decision to re-approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
In consideration of the provision of the services of our Administrator, we reimburse our Administrator for the costs and expenses incurred by our Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. Payments under the Administration Agreement are equal to our allocable portion (subject to the review of our Board) of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. In addition, if requested to provide significant managerial assistance to our portfolio companies, our Administrator is paid an additional amount based on the services provided, which shall not exceed the amount we receive from such companies for providing this assistance. The Administration Agreement between us and the Administrator was initially approved by our Board at an in-person meeting in November 2013 and was entered into in February 2014.
Our Board most recently determined to re-approve the Administration Agreement at a meeting held on October 28, 2022. In connection with such approval, the Board, including a majority of independent directors, reviewed the payments made by us to the Administrator to determine that the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the payments made by us under the Administration Agreement are reasonable in light of the services provided. The Board also reviewed the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and the affiliates of TPC. The Board then assessed the reasonableness of such reimbursements for expenses allocated to us based on the nature and quality of the administrative services provided to us by the Administrator, our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, any existing and potential sources of indirect income to the Administrator from its relationship with us, information about the administrative services to be performed and the personnel performing such administrative services, the organizational capability of the Administrator, and the possibility of obtaining similar services from other third-party service providers.
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

Staffing Agreement
Our Adviser has entered into the Staffing Agreement with TPC (the “Staffing Agreement”). Pursuant to the Staffing Agreement, TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Mr. Labe and Mr. Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Our Adviser is responsible for determining if we will participate in deal flow generated by TPC. Our Adviser takes advantage of the significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and comprehensive portfolio management and investment monitoring capabilities of TPC’s senior investment team. The Staffing Agreement may be terminated by either party with 60 days’ prior written notice.
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
Our investment assets are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our Board. Our investments are primarily made to venture growth stage companies in technology and other high growth industries. Given the nature of lending to these types of companies, our investments are generally considered Level 3 assets under ASC Topic 820 because there is no known or accessible market or market indexes for these investments to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith by our Board pursuant to a consistent valuation policy in accordance with the provisions of ASC Topic 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.
The valuation committee of the Board (the “Valuation Committee”) is responsible for assisting the Board in valuing investments that are not publicly traded or for which current market values are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from independent pricing services, broker-dealers or market makers. We value our portfolio investments for which market quotations are not readily available at fair value, as determined in good faith by the Board, with the assistance of the Adviser and independent valuation agents, in accordance with Rule 2a-5 of the 1940 Act and GAAP, and in accordance with our valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and selects a value within that range that most accurately represents fair value based on current market conditions as well as other factors the Adviser’s valuation committee considers relevant.
The Board determines fair value of its investments on at least a quarterly basis or at such other times when it feels it would be appropriate to do so given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of portfolio investments that do not have a readily available market value, fair value of investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.
The fair value of our investments is measured in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the FASB. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:
•Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly, and model-based valuation techniques for which all significant inputs are observable.

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
For purposes of Section 2(a)(41) and Rule 2a-5 under the 1940 Act, a market quotation is readily available only when that quotation is a quoted price (unadjusted) in active markets for identical investments that we can access at the measurement date, provided that a quotation will not be readily available if it is not reliable. Any portfolio investment that is not priced using a Level 1 input shall be subject to the fair value determination requirements under Rule 2a-5 and subject to our valuation procedures.
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
•At least 25% of the Company’s investment portfolio will receive valuation recommendations from an independent third-party valuation firm each quarter, as selected in accordance with the Company’s valuation policy. Each new portfolio investment will be reviewed by an independent third-party valuation firm within 12 months of the date of investment, and thereafter will be reviewed by an independent third-party valuation firm no later than the fourth quarter following its most recent inclusion in such review process. However, a valuation review by an independent third-party valuation firm is not required for holdings whose value is less than 1% of the Company’s gross assets (up to an aggregate of 10% of the Company’s gross assets) or those assets that the Board and/or Valuation Committee has agreed to waive from such requirement.
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
Senior Securities
On April 24, 2018, the Board unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a) of 1940 Act. In addition, at a special meeting of stockholders held on June 21, 2018, our stockholders approved the application of the 150% minimum asset coverage requirements under the 1940 Act, and we became subject to the 150% minimum asset coverage ratio effective June 22, 2018. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2022, the Company’s asset coverage for borrowed amounts was 174%.
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
We have also adopted a Code of Business Conduct and Ethics under the Sarbanes-Oxley Act of 2002 (the “SOX Code of Ethics”), which applies to, among others, our Chief Executive Officer and Chief Financial Officer.

Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Adviser. A summary of the Proxy Voting Policies and Procedures of the Adviser are set forth below. These policies and procedures will be reviewed periodically by the Adviser and our directors who are not “interested persons,” as defined under the 1940 Act, of the Company, and, accordingly, are subject to change.
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
We co-invest from time to time, and intend to continue making co-investments, with TPC and/or investment funds, accounts and vehicles managed by TPC or its affiliates where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles managed by TPC or its affiliates where the only term that is negotiated is price. However, on March 28, 2018, we, TPC and our Adviser received an exemptive order (the “Exemptive Order”) from the SEC, which permits greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our stockholders and is consistent with our then-current investment objective and strategies.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the “Sarbanes-Oxley Act,” imposes a wide variety of regulatory requirements on SEC-registered companies and their insiders. Many of these requirements affect us. For example:
(1)pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
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
Corporate Governance Regulations
The NYSE has adopted corporate governance regulations that listed companies must comply with. We believe we are in compliance with these corporate governance listing standards. We monitor our compliance with all future listing standards and take all necessary actions to ensure that we are in compliance therewith.
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
•We may need to raise additional capital to grow. If additional capital is not available or not available on favorable terms, our ability to grow will be impaired.
•You may not receive distributions or our distributions may not grow over time.
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
•Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income. In addition, if the Credit Facility or similar financing arrangement were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
•Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, such fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.
•Our ability to enter into transactions with our affiliates and to make investments in venture growth stage companies along with our affiliates is restricted by the 1940 Act which may limit the scope of investment opportunities available to us.
•Our Adviser may be subject to conflicts of interest with respect to taking actions regarding investments in which TPC or its affiliates may also have an interest.
•Our investments are concentrated in technology and other high growth industries, including clean technology, some of which are subject to extensive government regulation, which exposes us to the risk of significant loss if any of these industry sectors experiences a downturn.
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
The broader fundamentals of the United States and global economies remain mixed. In the event that the United States economy, or economies in Europe or Latin America, contract, it is likely that the financial results of venture growth stage companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.
Although we have been able to secure access to additional liquidity, including through the Credit Facility, public and private debt issuances and equity offerings, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, if the price of our common stock falls below our net asset value per share, we will be limited in our ability to sell new shares if we do not have stockholder authorization to sell shares at a price below net asset value per share. We did not seek stockholder authorization to sell shares of our common stock below the then-current net asset value per share of our common stock at our 2022 annual meeting of stockholders and do not intend to seek such authorization at our 2023 annual meeting of stockholders.
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
Our Adviser has entered into the Staffing Agreement with TPC. Pursuant to the Staffing Agreement, TPC makes, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Messrs. Labe and Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Under the Staffing Agreement, TPC is required to make the Adviser aware of any financings that TPC evaluates, originates, or in which TPC participates, and the Adviser is responsible for allocating the investment opportunities amongst its affiliates fairly and equitably over time in accordance with its allocation policy. We depend on the diligence, skill and network of business contacts of our Adviser’s senior investment team and our executive officers to achieve our investment objective. We cannot assure you that TPC will fulfill its obligations under the Staffing Agreement or its allocation policy. Further, the Staffing Agreement may be terminated with 60 days’ prior written notice, and we cannot assure you that the Staffing Agreement will not be terminated by TPC or that our Adviser will continue to have access to the professionals and Investment Committee of TPC or its information and deal flow. The loss of any such access would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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
Our focus in making investments differs from that of TPC. For example, while TPC’s portfolio consists primarily of providing financing to venture capital-backed companies across all stages of their development, including the venture growth stage, we pursue an investment strategy that is focused primarily on the venture growth stage. The profile and underwriting characteristics of an early stage venture capital-backed company are very different from those of a later stage venture capital-backed company and/or those of a venture growth stage company. Furthermore, within venture growth stage companies, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and venture leasing expertise and technology and other high growth industries knowledge, specialization and flexibility from a lender. As a result, we cannot assure you that we will replicate the historical results achieved by TPC or members of its senior investment team and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods, or in connection with other investment vehicles.
The nature of our approach to our business may lead to volatility and variability from period to period with respect to new originations. Our financial condition and results of operations depend upon our ability to effectively manage credit, deploy capital and grow our business.
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
Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. One or more of our competitors may have or develop relationships with TPC’s select group of leading venture capital investors. We may also be limited in our ability to make an investment pursuant to the restrictions under the 1940 Act to the extent one or more of our affiliates has an existing investment with such obligor. Additionally, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to tax as a RIC.

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
We will be subject to U.S. federal corporate-level income tax and may default under our current or future borrowing arrangements if we are unable to maintain our qualification and tax treatment as a RIC under Subchapter M of the Code.
To qualify for tax treatment as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC generally is satisfied if we distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders on an annual basis. Because we incur debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify for tax treatment as a RIC and, thus, may be subject to U.S. federal corporate-level income tax and default under applicable covenants under any financing arrangements. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our stockholders and the amount of funds available for new investments.
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
In order to maintain our ability to be subject to tax as a RIC, we will be required to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders. As a result, these earnings generally will not be available to fund new investments. Under the 1940 Act, we generally are required to meet a coverage ratio of total assets less all liabilities and indebtedness not represented by senior securities to total senior securities, which generally includes all of our borrowings and any preferred stock that we have outstanding (or that we may issue in the future), of at least 150%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or issue additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings.
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
For U.S. federal income tax purposes, in certain circumstances, we may be required to recognize taxable income prior to when we receive cash, such as the accrual of end-of-term payments, PIK, and/or OID, including in connection with the receipt of “equity kickers” in the form of warrants in conjunction with our debt investments. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. OID decreases our loan balance by an amount equal to the cost basis of the upfront warrant investment received and certain capitalized fees we receive in connection with our loan and is recognized by us as non-cash income over the life of the secured loan. Our secured loans generally include an end-of-term payment and/or PIK interest payment. Such payments, which could be significant relative to our overall investment activities are included in income before we receive any corresponding cash payment. We are also required to include in income certain other amounts that we will not receive in cash, including OID.

To the extent OID instruments, such as zero coupon bonds, and PIK loans, constitute a significant portion of our income, investors will be exposed to typical risks associated with such income that are required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) PIK interest payments add to loan principal thereby increasing our gross assets, thus increasing our Adviser’s future base management fees, and increases future investment income, thus increasing the Adviser’s future income incentive fees at a compounding rate; (d) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash; (e) because OID income is accrued without any cash being received by us, required cash distributions may have to be paid from offering proceeds or the sale of our assets without investors being given any notice of this fact; (f) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (g) even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan; (h) OID creates risk of non-refundable cash payments to our Adviser on-cash accruals that may never be realized; and (i) because OID will be included in our “investment company taxable income” for the year of the accrual, we may be required to make distributions to stockholders on such accruals to satisfy the Annual Distribution Requirement applicable to RICs, even where we have not received any corresponding cash amount.
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
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be materially and adversely affected by the impact of one or more of the risks described herein. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status and covenants under our borrowing arrangements, compliance with applicable BDC, SBA regulations (when and if applicable) and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will make distributions to our stockholders in the future.
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
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the SBCAA, signed into law in March 2018, modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur by lowering the required asset coverage ratio of 200% to an asset coverage ratio of 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets), if certain requirements are met. On April 24, 2018, the Board unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a) of 1940 Act. In addition, at a special meeting of stockholders held on June 21, 2018, our stockholders approved the application of the 150% minimum asset coverage requirements under the 1940 Act, and we became subject to the 150% minimum asset coverage ratio effective June 22, 2018. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2022, the Company’s asset coverage for borrowed amounts was 174%.
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
We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. As of December 31, 2022, we had $175.0 million of principal outstanding under the Credit Facility, $70.0 million of principal outstanding on our 4.50% notes due 2025 (the “2025 Notes”), $200.0 million of principal outstanding on our 4.50% notes due 2026 (the “2026 Notes”) and $125.0 million of principal outstanding on our 5.00% notes due 2027 (the “2027 Notes”) before reducing the unamortized debt issuance costs. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2022, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2022(1)	(31.4)%	(19.4)%	(7.3)%	4.8%	16.9%
_______________
(1)The hypothetical return to common stockholders is calculated by multiplying our total assets as of December 31, 2022 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended December 31, 2022, and then dividing the resulting difference by our total assets attributable to common stock. The calculation assumes the Company had (i) $1,014.5 million in total assets, (ii) $570.0 million in total debt outstanding, (iii) $419.9 million in net assets, (v) and a weighted average cost of borrowings of 5.4%.
Based on our outstanding indebtedness of $570.0 million as of December 31, 2022, our investment portfolio would have been required to experience an annual return of at least 3.0% to cover annual interest payments on the outstanding debt.
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
In addition, each of the Credit Facility and the agreements governing the 2025 Notes, 2026 Notes and 2027 Notes imposes, and any debt facilities or other borrowing arrangements we may enter into in the future may impose, financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our ability to be subject to tax treatment as a RIC under Subchapter M of the Code.

We may default under the Credit Facility, the agreements governing our outstanding unsecured notes or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.
In the event we default under the Credit Facility, the agreements governing the 2025 Notes, 2026 Notes or the 2027 Notes or any future indebtedness or are unable to amend, repay or refinance any such indebtedness on commercially reasonable terms, or at all, our business could be materially and adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility, the 2025 Notes, the 2026 Notes and the 2027 Notes or any future indebtedness, any of which would have a material adverse effect on our financial condition, results of operations and cash flows.
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
The Master Note Purchase Agreement (the “Note Purchase Agreement”) under which the 2025 Notes were issued contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and a minimum stockholders’ equity requirement. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness we have incurred or of our subsidiary guarantors (if any), certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to Messrs. Labe and Srivastava. The terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes. The terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes and the 2026 Notes.
Our continued compliance with the covenants under the Credit Facility and the Note Purchase Agreement (as modified by any supplements thereto) depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. Because the Credit Facility and the agreements governing the 2025 Notes, the 2026 Notes and the 2027 Notes have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Credit Facility or represented by the 2025 Notes, the 2026 Notes or the 2027 Notes, or under any future credit facility, is accelerated, we may be unable to repay or finance the amounts due.
Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income. In addition, if the Credit Facility or similar financing arrangement were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market value of our common stock. The majority of our debt investments have, and are expected to have, floating interest rates, which generally are Prime-based and all of which have interest rate floors. Increases in interest rates tend to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Conversely, if interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.

In addition, because we borrow money to finance certain of our investments, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Portions of our investment portfolio and our borrowings under the Credit Facility have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense. In periods of rising interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. In addition, if the Credit Facility or any other financing arrangement were to become unavailable to us and attractive alternative financing sources were not available, it could have a material adverse effect on our business, financial condition and results of operations.
Although most U.S. dollar LIBOR rates will continue to be published through June 30, 2023, the U.K.’s Financial Conduct Authority no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain market acceptance as replacements for LIBOR. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and borrowings and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
In anticipation of the cessation of LIBOR, we amended our Credit Facility in July 2022 to, among other things, replace the LIBOR benchmark with a SOFR benchmark and may need to renegotiate any credit agreements extending beyond June 30, 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies.
Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued regulations regarding the tax consequences of the transition from LIBOR or another interbank offered rate (“IBOR”) to a new reference rate in debt instruments and non-debt contracts. Under the regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued IBOR with a qualified rate (as defined in the regulations) including true up payments equalizing the fair market value of contracts before and after such IBOR transition, to add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued IBOR or to replace a fallback rate that uses a discontinued IBOR with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.
Provisions in our current debt obligations or any future indebtedness may limit our discretion in operating our business.
The Credit Facility is, and any future indebtedness may be, backed by all or a portion of our assets on which the lenders may have a security interest. We may pledge up to 100% of our assets or the assets of our Financing Subsidiary and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. Any security interests that we grant will be set forth in a security agreement and evidenced by the filing of financing statements by the agent for the lenders. Any restrictive provision or negative covenant in the agreements governing our indebtedness, including the Credit Facility and the Note Purchase Agreement, First Supplement and Second Supplement, including applicable diversification and eligibility requirements, or any of our future indebtedness limits or may limit our operating discretion, which could have a material adverse effect on our financial condition, results of operations and cash flows. A failure to comply with the restrictive provisions or negative covenants in the Credit Facility or the Note Purchase Agreement, the First Supplement and the Second Supplement, or any of our future indebtedness may result in an event of default and/or restrict our ability to control the disposition of our assets and our utilization of any indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations.”
Adverse developments in the credit markets may impair our ability to enter into any other future borrowing facility.
During past U.S. and global economic downturns, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, it may be difficult for us to enter into a new borrowing facility, obtain other financing to finance the growth of our investments or refinance any outstanding indebtedness on acceptable economic terms or at all.

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
We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act prior to making additional investments. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms or at all. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, such fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.
Most of our investments take the form of secured loans, warrants and direct equity investments that are not publicly traded. The fair value of loans and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board. Most of our investments are classified as Level 3 under ASC Topic 820. This means that our valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of the fair value of our investments require significant management judgment or estimation. We retain the services of one or more independent third-party valuation firms to review the valuation of these loans and other investments. The valuation for each portfolio investment, including our Level 3 investments, is generally reviewed annually by an independent third-party valuation firm in accordance with our valuation policy. However, the Board does not intend to have de minimis investments of less than 1.0% of our gross assets (up to an aggregate of 10.0% of our gross assets) reviewed by an independent third-party valuation firm. The Board discusses valuations on a quarterly basis and determines, in good faith, the fair value of each investment in our portfolio based on the input of our Adviser, the independent third-party valuation firm and the Valuation Committee. The types of factors that our Board takes into account in determining the fair value of our investments generally include, as appropriate, such factors as yield, maturity and measures of credit quality, the enterprise value of the company, the nature and realizable value of any collateral, the company’s ability to make payments and its earnings and discounted cash flow, our assessment of the support of their venture capital investors, the markets in which the company does business, comparisons to similar publicly traded companies and other relevant factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and other investments existed. Our net asset value could be materially and adversely affected if our determinations regarding the fair value of our loans and other investments were materially higher than the values that we ultimately realize upon the disposal of such loans and other investments.
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
Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and market price of our common stock. Nevertheless, any such changes could materially and adversely affect our business and impair our ability to make distributions to our stockholders.
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
Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that affects our data, resulting in increased costs and other consequences as described above.
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

Our investment strategy includes investments in secured loans to companies, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments. TPC and the Adviser also manage, and in the future may manage, other investment funds, accounts or vehicles that invest or may invest in companies and investments similar to those in our investment portfolio. Although we were formed to expand the venture growth stage business segment of TPC’s investment platform, subject to its allocation policy and applicable law, other vehicles sponsored or managed by our Adviser’s senior investment team also invest in venture growth stage companies or may have prior investments outstanding to potential borrowers. As a result, members of our Adviser’s senior investment team and the Investment Committee, in their roles at TPC, may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by TPC with similar or overlapping investment objectives. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by our Adviser’s senior investment team, such investment will be apportioned by our Adviser’s senior investment team in accordance with (1) our Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Co-investment opportunities will be allocated amongst us, TPC and/or investment funds, accounts and vehicles managed by the Adviser or its affiliates: (1) consistent with both the Adviser’s allocation policies and procedures and the conditions of the Exemptive Order, as applicable; and (2) in a manner reasonably designed to ensure that investment opportunities are allocated fairly and equitably over time. Such apportionment may not be strictly pro rata, depending on the good faith determination of all relevant factors, including, without limitation, differing investment objectives, amount of capital available for each potential investing entity, diversification considerations, covenants under applicable borrowing arrangements, regulatory restrictions and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us.
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
Our Adviser may be subject to conflicts of interest with respect to taking actions regarding investments in which TPC or its affiliates may also have an interest.
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
We underwrite our loans to generally include an end-of-term payment, a PIK interest payment and/or OID. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments which equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income or OID until they are paid. In addition, in connection with our equity related investments, we may be required to accrue OID which decreases the balance on our secured loans by an amount equal to the value of the warrant investments we receive in connection with the applicable secured loan over its lifetime. Under these types of investments, we accrue interest during the life of the loan on the end-of-term payment, PIK interest payment and/or OID but do not receive the cash income from the investment until the end of the term. However, our pre-incentive fee net investment income, which is used to calculate the income portion of our incentive fee, includes accrued interest. Thus, a portion of this incentive fee is based on income that we have not yet received in cash, such as an end-of-term payment, a PIK interest payment and/or OID.
The valuation process for certain of our investments may create a conflict of interest.
    For many of our investments, no market-based price quotation is available. As a result, our Board determines the fair value of these secured loans, warrant and equity investments in good faith as described above in “- Risks Relating to our Business and Structure-Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, such fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.” In connection with that determination, our Adviser provides our Board with valuation recommendations based upon the most recent and available information, which generally includes industry outlook, capitalization, financial statements and projected financial results of each portfolio company. Other than de minimis investments of less than 1% of our gross assets (up to an aggregate of 10% of our gross assets), the valuation for each investment is generally reviewed by an independent valuation firm annually, in accordance with our valuation policy, and the ultimate determination of fair value is made by our Board, including our interested directors, and not by such independent valuation firm. The Board, however, may request at its discretion to have such de minimis investments valued by an independent valuation firm. In addition, Messrs. Labe and Srivastava, each an interested member of our Board, have a material pecuniary interest in our Adviser and serve on its Investment Committee. The participation of our Adviser’s senior investment team in our valuation process, and the pecuniary interest in our Adviser by certain members of our Board, could result in a conflict of interest given that the base management fee is based, in part, on the value of our average adjusted gross assets, and our Adviser’s incentive fee is based, in part, on realized gains and realized and unrealized losses.

There are conflicts related to our other arrangements with TPC and our Administrator.
We have entered into the License Agreement with TPC under which TPC granted us a non-exclusive, royalty-free license to use the name “TriplePoint” and the TriplePoint logo. We have also entered into the Administration Agreement with our Administrator pursuant to which we are required to pay our Administrator an amount equal to the allocable portion of our Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs. This creates conflicts of interest that our Board will monitor. For example, under the terms of the License Agreement, we are unable to preclude TPC from licensing or transferring the ownership of the “TriplePoint” name to third parties, some of which may compete against us. Consequently, we are unable to prevent any damage to goodwill that may occur as a result of the activities of TPC, its affiliates or others. Furthermore, in the event the License Agreement is terminated, we will be required to change our name and cease using “TriplePoint” as part of our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.
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
Risks Relating to our Investments
Our investments are concentrated in technology and other high growth industries, including clean technology, some of which are subject to extensive government regulation, which exposes us to the risk of significant loss if any of these industry sectors experiences a downturn.
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
Our portfolio investments are concentrated the technology and other high growth industries, including clean technology. As a result, a downturn in any of these industries and particularly those in which we are heavily concentrated could materially and adversely affect our financial condition, results of operations and cash flows.

Our portfolio may lack diversification among portfolio companies which may subject us to a risk of significant loss if one or more of these companies default on their obligations under any of their debt instruments.
Our portfolio consists of a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and any concentration limitations we have agreed or may agree to as part of the Credit Facility or any future financing arrangement or other indebtedness, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few industries or companies. As our portfolio may be less diversified than the portfolios of other investment vehicles, we may be more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.
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
Our investments in the technology industry involve significant risks, including highly volatile markets.
We make investments in technology companies, which are generally subject to more volatile markets than companies in other industries. The technology industry can be significantly affected by intense competitive pricing pressures, changing global demand, research and development costs, the ability to attract and maintain skilled employees, component prices, short product cycles and rapid obsolescence of technology. Thus, the ultimate success of a technology company may depend on its ability to continually innovate in increasingly competitive markets. In addition, some technology companies may also be negatively affected by failure to obtain timely regulatory approvals, and may be subject to large capital expenditures. It is possible that certain technology companies will not be able to raise additional financing to meet capital-expenditure requirements or may be able to do so only at a price or on terms which are unfavorable to us. These risks generate substantial volatility in the fair value of the securities of technology companies that are inherently difficult to predict and, accordingly, investments in the technology industry may lead to substantial losses.

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
As of December 31, 2022, our unfunded commitments totaled $324.0 million to 37 portfolio companies. Our credit agreements generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded commitments or any future obligations will be drawn by the venture growth stage companies. We have also entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2022, we did not have any backlog of potential future commitments.
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
Our portfolio consists of investments in companies that have relatively limited operating histories. Generally, very little public information exists about these companies, and we are required to rely on the ability of our Adviser to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. These companies may be particularly vulnerable to U.S. and foreign economic downturns and may have limited access to capital. These businesses also frequently have less diverse product lines and a smaller market presence than larger competitors and may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical, operational and marketing resources, and typically depend upon the expertise and experience of a single individual executive or a small management team. Our success depends, in large part, upon the abilities of the key management personnel of our portfolio companies, who are responsible for the day-to-day operations of our portfolio companies. Competition for qualified personnel is intense at any stage of a company’s development. The loss of one or more key managers can hinder or delay a company’s implementation of its business plan and harm its financial condition. Our portfolio companies may not be able to attract and retain qualified managers and personnel. Any inability to do so may negatively affect our investment returns.
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
•an election to defer PIK interest payments by adding them to principal increases our gross assets and, thus, may increase future base management fees to the Adviser and, because interest payments will then be payable on a larger principal amount, the PIK election also increases the Adviser’s future income incentive fees at a compounding rate;
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
We are subject to the risk that the loans we make to our portfolio companies may be repaid prior to maturity. We expect that our investments will generally allow for prepayment at any time subject to penalties in certain limited circumstances. When this occurs, we generally reinvest these proceeds in temporary investments, pending their future investment in accordance with our investment strategy. These temporary investments typically have substantially lower yields than the loan being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment may also be at lower yields than the loan that was repaid. As a result, our financial condition, results of operations and cash flows could be materially and adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us or if multiple obligors make prepayments in close proximity to each other. Prepayments could also negatively impact our ability to make, or the amount of, stockholder distributions with respect to our common stock, which could result in a decline in the market price of our shares. In addition, any such prepayments could materially increase the risk of failing to meet 1940 Act provisions applicable to BDCs, including the qualifying asset test, and increases the risk of breaching covenants under the Credit Facility and under the agreements governing our outstanding unsecured notes, or otherwise triggering an event of default under the relevant borrowing arrangement. These risks are increased to the extent that prepayment levels during a period increase unexpectedly.
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
When we make a secured loan, we generally acquire warrant investments in the portfolio company. From time to time we may also acquire equity participation rights in connection with an investment which will allow us, at our option, to participate in current or future rounds of equity financing through direct capital investments in our portfolio companies. In addition, we may be required to accrue OID which decreases the balance on our secured loans by an amount equal to the value of the warrant investments we receive in connection with the applicable secured loan over its lifetime. To the extent we hold these equity related investments, we attempt to dispose of them and realize gains upon our disposition of them. However, the equity related investments we receive and make may not appreciate in value or may decline in value. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business or public offering, or if the portfolio company defaults under its outstanding indebtedness, which could materially decrease the value of, or prevent us from being able to sell, the underlying equity related investment. As a result, we may not be able to realize gains from our equity related investments and any gains that we do realize on the disposition of any equity related investment may not be sufficient to offset any other losses or OID we experience or accrue.
Investments in secured loans to companies with foreign operations and/or investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
Our investment strategy contemplates making secured loans to companies with foreign operations. As of December 31, 2022, 32.1% of our portfolio at fair value consisted of companies not domiciled in the United States as they did not have their principal place of business in the United States, including investments in European companies. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies or U.S. companies with no foreign operations or exposure. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations in our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, matters relating to non-U.S. brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect that investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies or U.S. companies with no foreign operations.

Although we expect that our investments will be primarily U.S. dollar denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. As discussed below, we may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.
We may expose ourselves to risks resulting from our use of hedging transactions.
As of December 31, 2022, 61.2% of our portfolio (at principal balance) had a floating interest rate indexed to the U.S. Prime rate (“Prime Rate”). The remaining 38.8% of our portfolio had a fixed interest rate. Our Credit Facility bears interest at a floating rate indexed to certain indices, including SOFR and commercial paper rates. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of its portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may expose us to counter-party credit risk. Hedging against a decline in the values of its portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is generally anticipated at an acceptable price. Engaging in hedging transactions may reduce cash available to pay distributions to our stockholders.
We believe that any hedging transactions that we enter into in the future will not be considered “qualifying assets” under the 1940 Act, which may limit our hedging strategy more than other companies that are not subject to the 1940 Act. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission (“CFTC”), unless our Adviser registers with CFTC as a commodity pool operator or obtains an exemption from such requirement. On February 18, 2020, our Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act and therefore, is not subject to registration or regulation as a commodity pool operator under such Act. In addition, Rule 18f-4 of the 1940 Act limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. We intend to operate in a manner that will permit us to be a “limited derivatives user” under Rule 18f-4. Subject to certain conditions, limited derivatives users are not subject to the full requirements of Rule 18f-4.
While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
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
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

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
If debt securities are redeemable at our option, such as the 2025 Notes, the 2026 Notes and the 2027 Notes, we may choose to redeem debt securities at times when prevailing interest rates are lower than the interest rate paid on debt securities. In addition, if debt securities are subject to mandatory redemption, we may be required to redeem debt securities also at times when prevailing interest rates are lower than the interest rate paid on debt securities. In this circumstance, an investor may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.
Subject to the terms of the governing agreements, we may redeem the 2025 Notes, the 2026 Notes and/or the 2027 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2025 Notes, the 2026 Notes and the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur.
We may not be able to prepay the 2025 Notes, the 2026 Notes or the 2027 Notes upon a change in control.
The agreements governing the 2025 Notes, the 2026 and the 2027 Notes require us to offer to prepay all of the issued and outstanding notes upon the occurrence of certain change in control events, which could have a material adverse effect on our business, financial condition and results of operations. Upon a change in control event, holders of the 2025 Notes, the 2026 Notes, the 2027 Notes and any additional notes issued under the terms of the Note Purchase Agreement may require us to prepay for cash some or all of the notes at a prepayment price equal to 100% of the aggregate principal amount of the notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.

The 2025 Notes, the 2026 Notes and the 2027 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
The 2025 Notes, the 2026 Notes and the 2027 Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. As a result, the 2025 Notes, the 2026 Notes and the 2027 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2025 Notes, the 2026 Notes and the 2027 Notes.
The 2025 Notes, the 2026 Notes and the 2027 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The 2025 Notes, the 2026 Notes and the 2027 Notes are obligations exclusively of TriplePoint Venture Growth BDC Corp. and not of any of our subsidiaries. None of our current subsidiaries is a guarantor of the 2025 Notes, the 2026 Notes or the 2027 Notes, and the 2025 Notes, the 2026 Notes and the 2027 Notes are generally not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of other creditors of our subsidiaries, including claims under the Credit Facility, have priority over our equity interests in such subsidiaries (and therefore over the claims of our creditors, including holders of the 2025 Notes, the 2026 Notes and the 2027 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims, including under the Credit Facility. Consequently, the 2025 Notes, the 2026 Notes and the 2027 Notes, as well as any additional notes issued under the terms of the Note Purchase Agreement, are or will be structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, including under the Credit Facility or otherwise, all of which would be structurally senior to the 2025 Notes, the 2026 Notes and the 2027 Notes.
A downgrade, suspension or withdrawal of the credit rating, if any, assigned by a rating agency to us or any of our outstanding unsecured notes, including the 2025 Notes, the 2026 Notes and the 2027 Notes, or change in the debt markets could cause the liquidity or market value of our securities to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the value and trading prices, if any, of our outstanding unsecured notes, including the 2025, the 2026 Notes and the 2027 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise any holders of our unsecured notes of any changes in our credit ratings, except as may be required under the terms of any applicable indenture or other governing document, including the Note Purchase Agreement. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our business or operations, so warrant. Any downgrades to us or our securities could increase our cost of capital or otherwise have a negative effect on our results of operations and financial condition. In this regard, the fixed rate of the 2025 Notes, the 2026 Notes, the 2027 Notes and any additional notes that may be issued under the Note Purchase Agreement is subject to a 1.00% increase in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement, including as modified by the First Supplement and Second Supplement) occurs. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices and value of our unsecured notes.
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

The current global financial market situation, global supply-chain disruptions and various social and political tensions in the United States and around the world (including Russia’s invasion of Ukraine, other wars forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Increases to budget deficits or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations, and risks resulting from any current or future debt crisis in Europe, the United States or elsewhere could have a detrimental impact on the global economy and the financial condition of financial institutions generally.
Since 2010, several European Union countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other European Union countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.
In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the Credit Facility, the 2025 Notes, the 2026 Note and the 2027 Notes, and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, the illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.
Events outside of our control, including relating to public health crises, supply-chain disruptions, geopolitical conflicts, including acts of war, and inflation, could negatively affect our portfolio companies’ and our results of operations and financial condition, as well as the amount or frequency of our distributions to stockholders.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events may adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the problems being facing such persons. While many countries, including the United States, have relaxed or eliminated the early public health restrictions adopted in response to the COVID-19 pandemic, the outbreak of new, worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations. Such increases in cases could lead to the reintroduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally. In addition to these developments having adverse consequences for us and our portfolio companies, the operations of the Advisor have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers.
As the future impact of COVID-19 and its variants is difficult to predict, the extent to which they could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 and its variants or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.

The COVID-19 pandemic and the uncertainty regarding the extent and duration of its impact has had a material adverse impact on the venture capital fundraising environment, including with respect to the venture capital-backed companies in which we invest. Our portfolio companies generally require additional equity financing every twelve to twenty-four months. Due to the potential effects of the COVID-19 pandemic, there is an increased risk that one or more of our venture capital-backed companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, which risk may be amplified with respect to portfolio companies that have already taken steps to reduce or modify business operations or are operating in industries that are, or are perceived to be, more adversely affected by the COVID-19 pandemic. Such events would likely have a negative impact our investment returns, the fair value of our investment and our ability to restructure such investment on favorable terms if such portfolio company’s cash flow from operating activities is insufficient to satisfy its continuing growth, working capital and other requirements. In addition, as a result of the financial stress caused by any effects of the COVID-19 pandemic, other investors in our portfolio companies may be unable to, or may choose not to, fulfill their ongoing funding obligations with respect to certain of our portfolio companies, may be unable to continue supporting the ongoing operations of our portfolio companies operationally and/or financially, or may seek to restructure or otherwise modify their existing investments in our portfolio companies in a manner that is detrimental to our investment, which could have a material adverse impact on our financing arrangement with the portfolio company and on our results of operations and financial condition. In addition, we intend to use cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility or other future financing arrangement, our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows and prepayments, and any proceeds from drawdowns in connection with the private offering of our common stock or any debt offerings, to fund our outstanding unfunded obligations. Depending on the severity and duration of any future impact of the COVID-19 pandemic on our results of operations and financial condition, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due, which could harm the reputation of the Company and TPC among its select group of venture capital investors and in the venture capital market generally. Any such occurrence could decrease our deal flow and the outlook of our investments, resulting in a material adverse effect on our financial condition, results of operations and cash flows.
This pandemic has also caused, and may continue to cause, disruption to our portfolio companies’ global supply chain and business operations. In particular, shortages in commodities and materials, including shortages and reductions in allocations of electronic and other components from key suppliers, labor shortages and elevated levels of employee absenteeism, freight delays and other supply chain constraints and disruptions have significantly delayed or disrupted, and may continue to adversely impact, both our portfolio companies’ suppliers’ and third party vendors’ and our portfolio companies’ ability to manufacture and deliver products and/or services to their end-users and customers. Our portfolio companies have also experienced a significant increase in commodity, parts and material component inflation from pre-pandemic levels, as well as inflation in other costs, such as labor, packaging, freight, and energy prices. Continued supply chain disruptions and delays, as well as continued heightened inflation, could lead to continued periodic production interruptions and other inefficiencies that could negatively impact our portfolio companies’ productivity, margin performance and results of operations, which could result in a material adverse effect on our financial condition, results of operations and cash flows.
Developments related to the COVID-19 pandemic may contribute to a decrease in the fair value of certain of our portfolio investments. In addition, the COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies may have a material adverse effect on our investment income received from portfolio investments, particularly our interest income. Any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing any then-existing borrowings, including under the Credit Facility, the 2025 Notes, the 2026 Notes, the 2027 Notes, and distribution payments to stockholders.
Depending on the extent of continuing impact of the COVID-19 pandemic on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than expected, may be made less frequently than expected, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.
In addition, particularly because our investment strategy contemplates making secured loans to companies with foreign operations, including in Europe, the warfare, political turmoil or terrorist attacks relating to the conflict between Russia and Ukraine, and any escalation thereof, could materially and adversely impact our and our portfolio companies’ financial condition, result of operations and cash flows and may magnify the impact of other risks described in this Annual Report on Form 10-K. Although the severity and duration of the ongoing military action are highly unpredictable, the conflict in Ukraine has already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or create business risks associated with our operations and the operations of our portfolio companies.

A lack of IPO or merger and acquisition opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses.
A lack of IPO or merger and acquisition, or M&A, opportunities for private companies, including venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture-capital and other sponsor firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for private companies can also cause some venture capital and other sponsor firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other companies, such as ourselves, who are co-investors in such companies.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets are currently experiencing extreme volatility and disruption following the global outbreak of COVID-19 and other global events discussed above. Disruptions in the capital markets in the past have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders, including existing lenders, not to extend credit to us or renew or expand existing credit facilities. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
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
There have been significant changes, and continues to be ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock, Holders and Distributions
Our common stock is traded on the NYSE under the symbol “TPVG.” The following table shows, for each fiscal quarter during the last two fiscal years and the current fiscal year to date, the net asset value (“NAV”) per share of our common stock, the high and low closing sales prices for our common stock, such sales prices as a percentage of NAV per share and quarterly distributions per share.

		Closing Sales Price(2)		Premium/(Discount) of High Sales Price to NAV(3)	Premium/(Discount) of Low Sales Price to NAV(3)	Declared Distributions
Period	NAV(1)	High	Low
First Quarter of 2023 (through February 28, 2023)	*	$12.17	$10.84	*	*	$0.40
Fourth Quarter of 2022	$11.88	$13.31	$10.43	12.0%	(12.2)%	$0.47	(4)
Third Quarter of 2022	$12.69	$14.47	$10.46	14.0%	(17.6)%	$0.36
Second Quarter of 2022	$13.01	$17.88	$12.17	37.4%	(6.5)%	$0.36
First Quarter of 2022	$13.84	$18.07	$15.80	30.6%	14.2%	$0.36
Fourth Quarter of 2021	$14.01	$19.05	$15.90	36.0%	13.5%	$0.36
Third Quarter of 2021	$13.92	$16.20	$15.02	16.4%	7.9%	$0.36
Second Quarter of 2021	$13.03	$16.71	$14.17	28.2%	8.7%	$0.36
First Quarter of 2021	$13.00	$15.13	$12.83	16.4%	(1.3)%	$0.36
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
On February 28, 2023, the reported closing sales price of our common stock was $11.87 per share. As of February 28, 2023, we had 9 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.
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
Distributions
It is our intention to distribute all or substantially all of our taxable income earned over the course of the year. However, we may choose not to distribute all of our taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the year ended December 31, 2022, we recorded $726,000 for U.S. federal excise tax in our consolidated statements of operations. For the year ended December 31, 2022, total distributions of $1.55 per share were declared and paid. On February 21, 2023, our Board declared a first quarter 2023 dividend of $0.40 per share payable on March 31, 2023 to stockholders of record on March 15, 2023. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. While such return of capital distributions are not taxable, because they are a return of the stockholder’s investment, net of fund expenses, they reduce a stockholder’s basis in his, her, or its shares of common stock, which may result in the stockholder recognizing more taxable capital gains, or a lower capital loss, when the shares of common stock are eventually sold.
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

We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, we need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2022, 2021 and 2020, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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
Stock Performance Graph
The following graph shows a comparison of the cumulative total stockholder return on our common stock from March 6, 2014 (the first day of trading following our initial public offering) to December 31, 2022, with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 6, 2014, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph also assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year, prior to any tax effect. The stock price performance included in this graph is based on historical data and is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS
For the Period from March 5, 2014 (TPVG’s IPO) to December 31, 2022
Our IPO was priced at $15.00 per share and the chart is based on what our stock price was at the end of the first trading day, which was $15.65 per share.
Sales of Unregistered Securities
During the year ended December 31, 2022, we issued a total of 175,389 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The cash paid for shares of common stock issued under our dividend reinvestment plan during the year ended December 31, 2022 was $2.0 million.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fiscal year ended December 31, 2022.
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
•the potential widespread re-emergence of COVID-19 or its variants, or a similar health pandemic, and the length and duration thereof in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery;
•the potential for an economic downturn and the time period required for robust economic recovery therefrom;
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
COVID-19 Developments
The COVID-19 pandemic, and the related effect on the U.S. and global economies, including the recent economic downturn and the uncertainty associated with the timing and likelihood of robust economic recovery, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of the Adviser.
Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, under the governing agreements for the 2025 Notes, the 2026 Notes and the 2027 Notes, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Annual Report on Form 10-K under Part I, Item 1A for more information. As of December 31, 2022, we were in compliance with the asset coverage requirements under the 1940 Act and with our covenants under the Credit Facility and under the governing agreements for the 2025 Notes, the 2026 Notes and the 2027 Notes.
We will continue to monitor the evolving situation relating to the COVID-19 pandemic and related guidance from U.S. and international authorities, including federal, state and local public health authorities. Given the dynamic nature of this situation and the fact that there may be developments outside of our control that require us or our portfolio companies to adjust plans of operation, we cannot reasonably estimate the full impact of COVID-19 or its variants on our financial condition, results of operations or cash flows in the future. However, it could have a material adverse impact for a prolonged period of time on our future net investment income, the fair value of our portfolio investments, and the respective results of operations and financial condition of us and our portfolio companies. See “Risk Factors” in this Annual Report on Form 10-K under Part I, Item 1A, and in our other filings with the SEC that we make from time to time, for more information.

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
As of December 31, 2022, we had 327 investments in 121 companies. Our investments included 144 debt investments, 124 warrant investments, and 59 direct equity and related investments. As of December 31, 2022, the aggregate cost and fair value of these investments were $959.4 million and $949.3 million, respectively. As of December 31, 2022, 11 of our portfolio companies were publicly traded. As of December 31, 2022, the 144 debt investments had an aggregate fair value of $853.0 million and a weighted average loan to enterprise value ratio at the time of underwriting of 7.8%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of December 31, 2022 and 2021:

	December 31, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$888,586	$852,951	$(35,635)	144	57
Warrant investments	29,427	48,414	18,987	124	107
Equity investments	41,394	47,911	6,517	59	48
Total Investments in Portfolio Companies	$959,407	$949,276	$(10,131)	327	121	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2021
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$774,652	$757,222	$(17,430)	107	49
Warrant investments	25,597	51,756	26,159	92	81
Equity investments	37,600	56,362	18,762	47	40
Total Investments in Portfolio Companies	$837,849	$865,340	$27,491	246	91	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2022 and 2021:

	December 31, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$166,626	17.6%
E-Commerce - Clothing and Accessories	131,855	13.9
Business Applications Software	95,772	10.1
Financial Institution and Services	70,083	7.4
Real Estate Services	63,961	6.7
Business/Productivity Software	56,070	5.9
Business Products and Services	49,447	5.2
Travel & Leisure	32,362	3.4
Security Services	31,657	3.3
Entertainment	28,657	3.0
Shopping Facilitators	28,406	3.0
Other Financial Services	24,029	2.5
Healthcare Technology Systems	23,347	2.5
Application Software	22,802	2.4
Multimedia and Design Software	20,174	2.1
Healthcare Services	20,074	2.1
Food & Drug	18,053	1.9
Consumer Finance	17,750	1.9
Database Software	13,702	1.4
E-Commerce - Personal Goods	13,161	1.4
Consumer Non-Durables	11,935	1.3
Consumer Retail	2,169	0.2
General Media and Content	2,162	0.2
Network Systems Management Software	1,925	0.2
Commercial Services	1,310	0.1
Financial Software	997	0.1
Aerospace and Defense	192	*
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Educational/Training Software	140	*
Computer Hardware	116	*
Advertising / Marketing	13	*
Transportation	—	*
Building Materials/Construction Machinery	—	*
Medical Software and Information Services	—	*
Total portfolio company investments	$949,276	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.

	December 31, 2021
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business Applications Software	$114,109	13.2%
E-Commerce - Clothing and Accessories	111,941	12.9
Consumer Products and Services	78,826	9.1
Financial Institution and Services	71,673	8.3
Household & Office Goods	42,470	4.9
Other Financial Services	40,474	4.7
Real Estate Services	38,651	4.5
Security Services	38,282	4.4
Healthcare Technology Systems	37,418	4.3
Network Systems Management Software	37,283	4.3
Travel & Leisure	31,686	3.7
Entertainment	30,881	3.6
Consumer Non-Durables	30,531	3.5
Shopping Facilitators	27,642	3.2
Business Products and Services	22,940	2.7
Business/Productivity Software	17,393	2.0
Consumer Finance	17,345	2.0
Food & Drug	17,316	2.0
Multimedia and Design Software	15,619	1.8
E-Commerce - Personal Goods	15,091	1.7
Database Software	12,876	1.5
Computer Hardware	7,944	0.9
Consumer Retail	2,680	0.3
Communications Software	2,000	0.2
General Media and Content	1,092	0.1
Educational/Training Software	252	*
Commercial Services	238	*
Conferencing Equipment / Services	205	*
Social/Platform Software	151	*
Business to Business Marketplace	144	*
Transportation	111	*
Healthcare Services	61	*
Advertising / Marketing	13	*
Building Materials/Construction Machinery	2	*
Medical Software and Information Services	—	*
Total portfolio company investments	$865,340	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$822,438	96.4%	$752,268	99.4%
Revolver loans	29,888	3.5	4,029	0.5
Convertible notes	625	0.1	925	0.1
Total debt investments	$852,951	100.0%	$757,222	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 21.4% and 26.2% of our debt investments at fair value as of December 31, 2022 and 2021, respectively.

Investment Activity
During the year ended December 31, 2022, we entered into debt commitments with 34 new portfolio companies and 14 existing portfolio companies totaling $593.7 million, funded debt investments to 40 portfolio companies for $416.6 million in principal value, acquired warrant investments representing $5.9 million of value, and made equity investments of $6.1 million. Debt investments funded during the year ended December 31, 2022 carried a weighted average annualized portfolio yield of 14.2% at origination.
During the year ended December 31, 2021, we entered into debt commitments with 27 new portfolio companies and seven existing portfolio companies totaling $541.5 million, funded debt investments to 39 portfolio companies for $411.0 million in principal value, acquired warrant investments representing $8.5 million of value, and made equity investments of $5.2 million. Debt investments funded during the year ended December 31, 2021 carried a weighted average annualized portfolio yield of 13.5% at origination.
During the year ended December 31, 2022, we received $200.1 million of principal prepayments, $40.6 million of early repayments (including refinancings) and $22.9 million of scheduled principal amortization.
During the year ended December 31, 2021, we received $160.9 million of principal prepayments and $61.9 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021
Beginning portfolio at fair value	$865,340	$633,779
New debt investments, net(1)	407,587	401,095
Scheduled principal amortization	(22,910)	(61,892)
Principal prepayments and early repayments	(240,727)	(160,939)
Net amortization and accretion of premiums and discounts and end-of-term payments	13,903	8,050
Payment-in-kind coupon	6,320	7,977
New warrant investments	5,942	8,534
New equity investments	7,471	7,737
Proceeds from dispositions of investments	(12,542)	(15,511)
Net realized gains (losses) on investments	(43,483)	(19,626)
Net change in unrealized gains (losses) on investments	(37,625)	56,136
Ending portfolio at fair value	$949,276	$865,340
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
The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the years ended December 31, 2022 and 2021:

Commitments and Fundings (in thousands)	For the Year Ended December 31,
	2022	2021
Debt Commitments
New portfolio companies	$455,173	$442,145
Existing portfolio companies	138,524	99,366
Total(1)	$593,697	$541,511

Funded Debt Investments	$416,562	$411,007

Equity Investments	$6,050	$5,151

Non-Binding Term Sheets	$1,950,218	$1,471,406
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2022 and 2021, we did not have any backlog of potential future commitments.

Asset Quality
Consistent with TPC’s existing policies, our Adviser maintains a credit watch list which places borrowers into five risk categories based on our Adviser’s senior investment team’s judgment, where 1 is the highest rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White (2).	Contact portfolio company periodically; in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern due to industry, business, financial and/or related factors. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent.	Contact portfolio company weekly or more frequently as determined by our Adviser’s Investment Committee; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full loss.	Maximize value from assets.
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$55,921	6.6%	3	$166,091	21.9%	8
White (2)	699,008	81.9	48	538,167	71.1	38
Yellow (3)	88,912	10.4	5	41,628	5.5	2
Orange (4)	9,110	1.1	1	11,336	1.5	1
Red (5)	—	—	—	—	—	—
	$852,951	100.0%	57	$757,222	100.0%	49
As of December 31, 2022 and 2021, the weighted average investment ranking of our debt investment portfolio was 2.06 and 1.87, respectively. During the three months ended December 31, 2022, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: two portfolio companies with an aggregate principal balance of $43.9 million were downgraded from White (2) to Yellow (3). During the three months ended December 31, 2021, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: five portfolio companies with an aggregate principal balance of $122.5 million were upgraded from White (2) to Clear (1); and two portfolio companies with an aggregate principal balance of $41.7 million were downgraded from White (2) to Yellow (3).
As of December 31, 2022, we had an investment in one portfolio company which was on non-accrual status, with an aggregate cost and fair value of $29.5 million and $9.1 million, respectively. As of December 31, 2021, we had an investment in one portfolio company which was on non-accrual status, with an aggregate cost and fair value of $29.5 million and $11.3 million, respectively.
Results of Operations
Set forth below is a comparison of the results of operations for the years ended December 31, 2022 and 2021. The comparison of the fiscal years ended December 31, 2021 and 2020 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2021, which is incorporated herein by reference.
Comparison of operating results for the years ended December 31, 2022 and 2021
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.

For the year ended December 31, 2022, our net decrease in net assets resulting from operations was $20.1 million, which was comprised of $63.6 million of net investment income and $83.6 million of net realized and unrealized losses. For the year ended December 31, 2021, our net increase in net assets resulting from operations was $76.6 million, which was comprised of $41.1 million of net investment income and $35.5 million of net realized and unrealized gains. On a per share basis for the year ended December 31, 2022, net investment income was $1.94 per share and the net decrease in net assets from operations was $0.61 per share, as compared to net investment income of $1.33 per share and a net increase in net assets from operations of $2.47 per share for the year ended December 31, 2021.
Investment Income
For the year ended December 31, 2022, total investment and other income was $119.4 million as compared to $87.4 million for the year ended December 31, 2021. The increase in total investment and other income for the year ended December 31, 2022, compared to the 2021 period, is primarily due to a greater weighted average principal amount outstanding on our income-bearing debt investment portfolio, higher investment yields and increased prepayment activity.
For the year ended December 31, 2022, we recognized $2.9 million in other income consisting of $0.2 million due to the termination or expiration of unfunded commitments and $2.7 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the year ended December 31, 2021, we recognized $4.6 million in other income consisting of $1.0 million due to the termination or expiration of unfunded commitments and $3.6 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
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
For the year ended December 31, 2022, total operating expenses were $55.9 million as compared to $46.3 million for the year ended December 31, 2021.
Base management fees for the years ended December 31, 2022 and 2021 totaled $15.8 million and $12.5 million, respectively. Base management fees increased during the year ended December 31, 2022, as compared to the year ended December 31, 2021, due to an increase in the average size of our portfolio during the applicable periods used in the calculation.
Income incentive fees totaled $6.7 million and $10.3 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, our income incentive fee was reduced by $7.4 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of $7.4 million in net investment income.
There was no capital gains incentive fee expense for the years ended December 31, 2022 and 2021.
Interest expense and amortization of fees totaled $26.8 million and $17.4 million for the years ended December 31, 2022 and 2021, respectively. The increase during the year ended December 31, 2022, as compared to the year ended December 31, 2021, is primarily due to the issuance of the 2027 Notes, a greater weighted-average outstanding principal balance under the Credit Facility and, to a lesser extent, an increase in interest rates.
Administration agreement and general and administrative expenses totaled $6.7 million and $6.1 million for the years ended December 31, 2022 and 2021, respectively. The increase for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to higher administration expenses under the Administration Agreement as well as increased third-party expenses.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the year ended December 31, 2022, we recognized net realized losses on investments of $46.0 million, primarily resulting from the disposition of investments in Medly Health Inc. and Pencil and Pixel, Inc.
During the year ended December 31, 2021, we recognized net realized losses on investments of $20.0 million, consisting primarily of $15.6 million of realized losses from the sale of our investment in Knotel, Inc., which was rated Red (5) on our credit watch list, and its removal from our investment portfolio, a $2.1 million realized loss from the write-off of an equity investment, $2.2 million of realized losses from the termination of warrants, and $0.1 million of other net realized losses.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.

Net change in unrealized losses during the year ended December 31, 2022 was $37.6 million, consisting of $18.2 million of net unrealized losses on the debt investment portfolio and $19.4 million of net unrealized losses on the warrant and equity portfolio resulting from the reversal of $5.7 million of previously recorded net unrealized gains realized during the period as well as fair value adjustments.
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
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments utilizing the effective yield method including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the years ended December 31, 2022 and 2021, interest income totaled $116.6 million and $82.8 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 14.7% and 13.7%, respectively.
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
For the years ended December 31, 2022 and 2021, the yield on our total debt portfolio, excluding the impact of prepayments, was 13.4% and 12.1%, respectively.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Year Ended December 31,
	2022	2021
Weighted average annualized portfolio yield on total debt investments(2)	14.7%	13.7%
Coupon income	10.8%	9.7%
Accretion of discount	0.8%	0.9%
Accretion of end-of-term payments	1.8%	1.5%
Impact of prepayments during the period	1.3%	1.6%
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
Total return based on stock price is the change in the ending stock price of our common stock plus distributions paid during the period assuming participation in our dividend reinvestment plan divided by the beginning stock price of our common stock for such period. For the year ended December 31, 2022, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was (3.3)% and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was (33.7)%. For the year ended December 31, 2021, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 19.9% and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 52.8%.

The table below shows our return on average total assets and return on average NAV for the years ended December 31, 2022 and 2021:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Year Ended December 31,
	2022	2021
Net investment income	$63,555	$41,104
Net increase (decrease) in net assets	$(20,070)	$76,558

Average net asset value(1)	$438,165	$407,195
Average total assets(1)	$927,563	$723,870

Net investment income to average net asset value	14.5%	10.1%
Net increase (decrease) in net assets to average net asset value	(4.6)%	18.8%

Net investment income to average total assets	6.9%	5.7%
Net increase (decrease) in net assets to average total assets	(2.2)%	10.6%
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
As of December 31, 2022, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented approximately 93.6% of our total assets, as compared to approximately 93.3% of our total assets as of December 31, 2021.
See “Note 4. Investments” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our valuation process.
Liquidity and Capital Resources
Set forth below is a discussion of our liquidity and capital resources as of and for the years ended December 31, 2022 and 2021. A discussion of our liquidity and capital resources as of and for the year ended December 31, 2020 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which is incorporated herein by reference.

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
Cash Flows
During the year ended December 31, 2022, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $100.9 million, and net cash provided by financing activities was $101.0 million due primarily to the issuance of the 2027 Notes and proceeds received from our August 2022 public follow-on offering of common stock, offset by net repayments under the Credit Facility of $25.0 million and $49.6 million in distributions paid. As of December 31, 2022, cash and cash equivalents, including restricted cash, was $59.3 million.
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
Credit Facility
As of December 31, 2022, we had $350 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on May 31, 2024, and the maturity date of the Credit Facility is November 30, 2025 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of December 31, 2022 and 2021, we had outstanding borrowings under the Credit Facility of $175.0 million and $200.0 million, respectively, excluding deferred credit facility costs of $4.1 million and $2.2 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $175.0 million and $150.0 million of remaining capacity on our Credit Facility as of December 31, 2022 and 2021, respectively.
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

As of December 31, 2022 and 2021, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.5 million and $69.3 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2025 Notes.
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
As of December 31, 2022 and 2021, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $198.6 million and $198.2 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.
2027 Notes
On February 28, 2022, we completed a private offering of $125.0 million in aggregate principal amount of the 2027 Notes and received net proceeds of $123.7 million, after the payment of fees and offering costs. The interest on the 2027 Notes, which accrues at an annual rate of 5.00%, is payable semiannually on February 28 and August 28 each year. The maturity date of the 2027 Notes is scheduled for February 28, 2027.
As of December 31, 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2027 Notes, net of deferred issuance costs, of $123.8 million. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2027 Notes.
ATM Program
On September 30, 2022, we entered into a sales agreement (the “Sales Agreement”) with the Adviser, the Administrator and UBS Securities LLC (the “Sales Agent”), providing for the issuance from time to time of up to an aggregate of $50.0 million in shares of our common stock by means of at-the-market offerings (the “ATM Program”). Subject to the terms of the Sales Agreement, the Sales Agent is not required to sell any specific number or dollar amount of securities but will act as our sales agent using commercially reasonable efforts consistent with the Sales Agent’s normal trading and sales practices, on mutually agreed terms between us and the Sales Agent.
As of December 31, 2022, $50.0 million in shares remained available for sale under the ATM Program.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2022, our asset coverage for borrowed amounts was 174%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of December 31, 2022:

Payments Due By Period (in thousands)	December 31, 2022
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$175,000	$—	$175,000	$—	$—
2025 Notes	70,000	—	70,000	—	—
2026 Notes	200,000	—	—	200,000	—
2027 Notes	125,000	—	—	125,000	—
Total	$570,000	$—	$245,000	$325,000	$—
Senior Securities
Information about our senior securities is shown in the following table as of each of the years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014. The report of Deloitte & Touche LLP, an independent registered public accounting firm, on the Senior Securities table as of December 31, 2022, is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility
As of December 31, 2022	$175,000	$5.66	—	N/A
As of December 31, 2021	$200,000	$4.52	—	N/A
As of December 31, 2020	$118,000	$5.62	—	N/A
As of December 31, 2019	$262,300	$2.55	—	N/A
As of December 31, 2018	$23,000	$18.79	—	N/A
As of December 31, 2017	$67,000	$5.62	—	N/A
As of December 31, 2016	$115,000	$3.34	—	N/A
As of December 31, 2015	$18,000	$16.81	—	N/A
As of December 31, 2014	$118,000	$2.23	—	N/A
6.75% Notes due 2020(5)
As of December 31, 2022	$—	$—	—	N/A
As of December 31, 2021	$—	$—	—	N/A
As of December 31, 2020	$—	$—	—	N/A
As of December 31, 2019	$—	$—	—	N/A
As of December 31, 2018	$—	$—	—	N/A
As of December 31, 2017	$—	$—	—	N/A
As of December 31, 2016	$54,625	$7.03	—	$25.25
As of December 31, 2015	$54,625	$5.54	—	$25.13
5.75% Notes due 2022(5)
As of December 31, 2022	$—	$—	—	N/A
As of December 31, 2021	$—	$—	—	N/A
As of December 31, 2020	$74,750	$8.87	—	$24.37
As of December 31, 2019	$74,750	$8.96	—	$25.60
As of December 31, 2018	$74,750	$5.78	—	$25.24
As of December 31, 2017	$74,750	$5.04	—	$25.46
4.50% Notes due 2025(5)
As of December 31, 2022	$70,000	$14.14	—	N/A
As of December 31, 2021	$70,000	$12.92	—	N/A
As of December 31, 2020	$70,000	$9.47	—	N/A
4.50% Notes due 2026(5)
As of December 31, 2022	$200,000	$4.95	—	N/A
As of December 31, 2021	$200,000	$4.52	—	N/A
5.00% Notes due 2027(5)
As of December 31, 2022	$125,000	$7.92	—	N/A
Total Senior Securities
As of December 31, 2022	$570,000	$1.74	—	N/A
As of December 31, 2021	$470,000	$1.92	—	N/A
As of December 31, 2020	$262,750	$2.52	—	N/A
As of December 31, 2019	$337,050	$1.99	—	N/A
As of December 31, 2018	$97,750	$4.42	—	N/A
As of December 31, 2017	$141,750	$2.66	—	N/A
As of December 31, 2016	$169,625	$2.26	—	N/A
As of December 31, 2015	$72,625	$4.17	—	N/A
As of December 31, 2014	$118,000	$2.23	—	N/A
_____________
(1)Total amount of senior securities outstanding at the end of the period presented (in thousands).
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities and indebtedness not represented by senior securities, in relation to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. For purposes of computing asset coverage, we have not considered any derivatives transactions, or any unfunded commitment agreements, that we have entered into in compliance with 1940 Act Rule 18f-4.
(3)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “—” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)Not applicable for the Credit Facility, the 2025 Notes, the 2026 Notes and the 2027 Notes as they are not registered for public trading. For the 6.75% Notes due 2020 (the “2020 Notes”), the amounts represent the average of the daily closing prices on the NYSE for the year ended December 31, 2016 and for the period from August 4, 2015 (date of issuance) through December 31, 2015. For the 2022 Notes, the amount represents the average of the daily closing prices on the NYSE for the years ended December 31, 2020, 2019, and 2018, and the period from July 14, 2017 (date of issuance) through December 31, 2017.
(5)The 2020 Notes, the 2022 Notes, the 2025 Notes, the 2026 Notes and the 2027 Notes are disclosed at the aggregate principal amount outstanding.
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2022 and 2021, our unfunded commitments totaled $324.0 million and $191.7 million, respectively, of which $88.9 million and $50.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.

The following table shows our unfunded commitments by portfolio company as of December 31, 2022 and 2021:

Unfunded Commitments(1) (in thousands)	December 31, 2022	December 31, 2021
Corelight, Inc.	$30,000	$—
Frubana Inc.	25,000	—
Overtime Sports, Inc.	22,857	—
Athletic Greens (USA), Inc.	20,000	—
Found Health, Inc.	20,000	—
Jerry Services, Inc.	15,000	—
LeoLabs, Inc.	15,000	—
Kalderos, Inc.	13,000	—
RenoRun US Inc.	12,750	12,750
Savage X, Inc.	12,500	12,000
Lower Holding Company	12,000	—
The Aligned Company (f/k/a Thingy Thing Inc.)	12,000	2,000
Activehours, Inc. (d/b/a Earnin)	10,000	10,000
Avantstay, Inc.	10,000	—
Loft Orbital Solutions Inc.	10,000	—
Vial Health Technology Inc.	10,000	—
Merama Inc.	9,718	9,718
McN Investments Ltd.	8,000	—
Foodology Inc.	7,976	—
Minted, Inc.	5,100	—
Don't Run Out, Inc.	5,000	5,000
Homeward, Inc.	5,000	10,000
Mynd Management, Inc.	5,000	—
NewStore Inc.	5,000	—
Quick Commerce Ltd	4,000	—
FlashParking, Inc.	3,490	3,837
Baby Generation, Inc.	2,500	—
Flo Health, Inc.	2,167	—
Medly Health Inc.	2,036	—
JOKR S.à r.l.	1,499	1,496
True Footage Inc.	1,417	5,695
Belong Home, Inc.	1,000	—
Dia Styling Co.	1,000	—
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	1,000	—
Open Space Labs, Inc.	1,000	—
Pair EyeWear, Inc.	1,000	—
Substack Inc.	1,000	—
Tempo Interactive Inc.	—	25,000
The Pill Club Holdings, Inc.	—	20,000
Arcadia Power, Inc.	—	18,000
Good Eggs, Inc.	—	14,000
Forum Brands, LLC	—	12,951
Curology, Inc.	—	9,000
Demain ES (d/b/a Luko)	—	7,940
Narvar, Inc.	—	3,750
Sonder USA, Inc.	—	3,000
Trendly, Inc.	—	3,000
VanMoof Global Holding B.V.	—	2,025
Alyk, Inc.	—	500
Total	$324,010	$191,662
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.

The following table shows additional information on our unfunded commitments regarding milestones and expirations as of December 31, 2022 and 2021:

Unfunded Commitments(1) (in thousands)	December 31, 2022	December 31, 2021
Dependent on milestones	$88,917	$50,250
Expiring during:
2022	$—	$131,429
2023	224,053	50,233
2024	72,000	10,000
2025	27,957	—
Total	$324,010	$191,662
_______________
(1)Does not include backlog of potential future commitments.
As of December 31, 2022, our unfunded commitments to 37 companies totaled $324.0 million. During the year ended December 31, 2022, $43.8 million in unfunded commitments expired or were terminated.
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of December 31, 2022 and 2021, the fair value for these unfunded commitments totaled $5.5 million and $3.2 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
Distributions
We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2022 and 2021, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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

The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to December 31, 2022. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2022, 2018 and 2017 distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
			Total cash distributions	$13.05
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.
For the year ended December 31, 2022, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 74.7% of total distributions paid. As of December 31, 2022, we had estimated undistributed taxable earnings from net investment income of $22.5 million, or $0.64 per share.

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. The adoption of ASU 2022-03 did not have a material impact on the consolidated financial statements.
In January 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of LIBOR; regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. The adoption of these rules did not have a material impact on the consolidated financial statements.
Recent Developments
Distribution
On February 21, 2023, the Board declared a $0.40 per share regular quarterly distribution, representing an 8% increase over the prior quarter’s $0.37 per share distribution and an 11% increase over the first quarter 2022 distribution. The first quarter 2023 distribution is payable on March 31, 2023 to stockholders of record on March 15, 2023.
Recent Portfolio Activity
From January 1, 2023 through February 28, 2023, we closed $3.7 million of additional debt commitments and funded $29.8 million in new investments. TPC’s direct originations platform entered into $55.5 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.
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

As of December 31, 2022, approximately 61.2%, or $545.1 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it goes above the interest rate floor; however, our 2025 Notes, 2026 Notes and 2027 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement (as modified by the First Supplement with respect to the 2026 Notes and the Second Supplement with respect to the 2027 Notes)) occurs).
As of December 31, 2022, our floating rate borrowings totaled $175.0 million, which represented 30.7% of our outstanding debt. As of December 31, 2022, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of December 31, 2022 was 7.50%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings under the Credit Facility, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under our Credit Facility as of December 31, 2022. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of December 31, 2022, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2022 consolidated statements of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$16,353	$(5,250)	$11,103
Up 200 basis points	$10,902	$(3,500)	$7,402
Up 100 basis points	$5,451	$(1,750)	$3,701
Up 50 basis points	$2,726	$(875)	$1,851
Down 50 basis points	$(2,611)	$875	$(1,736)
Down 100 basis points	$(5,214)	$1,750	$(3,464)
Down 200 basis points	$(10,271)	$3,500	$(6,771)
Down 300 basis points	$(15,011)	$5,250	$(9,761)
This analysis is indicative of the potential impact on our investment income as of December 31, 2022, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after December 31, 2022 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of December 31, 2022, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
TriplePoint Venture Growth BDC Corp.
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Venture Growth BDC Corp. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, the consolidated financial highlights for each of the five years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the financial highlights for each of the five years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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
The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments include growth capital loans, revolving loans, and not publicly traded investments in venture growth stage companies. The valuation techniques which are used by management and approved by the valuation committee in estimating the fair value of these investments vary and certain significant inputs used were unobservable. Unobservable inputs are those for which market data are not available and that are developed using the most relevant information about the assumptions market participants would use when pricing an investment. The fair value of the Company’s Level 3 investments was $946.0 million as of December 31, 2022.
We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management and the valuation committee to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgement and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing audit procedures to audit management’s estimate of fair value of Level 3 investments.

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
March 1, 2023
We have served as the Company’s auditor since 2013.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2022	December 31, 2021
Assets
Investments at fair value (amortized cost of $959,407 and $837,849, respectively)	$949,276	$865,340
Cash and cash equivalents	51,489	51,272
Restricted cash	7,771	7,875
Deferred credit facility costs	4,128	2,170
Prepaid expenses and other assets	1,869	1,013
Total assets	$1,014,533	$927,670

Liabilities
Revolving Credit Facility	$175,000	$200,000
2025 Notes, net	69,543	69,348
2026 Notes, net	198,598	198,155
2027 Notes, net	123,839	—
Base management fee payable	4,203	3,265
Income incentive fee payable	—	3,227
Other accrued expenses and liabilities	23,410	19,184
Total liabilities	$594,593	$493,179
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	353	310
Paid-in capital in excess of par value	470,572	414,218
Total distributable earnings (loss)	(50,985)	19,963
Total net assets	$419,940	$434,491
Total liabilities and net assets	$1,014,533	$927,670

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	35,348	31,011
Net asset value per share	$11.88	$14.01

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2022	2021	2020
Investment income
Interest income from investments	$116,573	$82,829	$88,572
Other income
Expirations / terminations of unfunded commitments	160	972	1,404
Other fees	2,691	3,591	1,208
Total investment and other income	119,424	87,392	91,184

Operating expenses
Base management fee	15,753	12,513	12,424
Income incentive fee	6,651	10,276	8,717
Interest expense and amortization of fees	26,761	17,373	15,494
Administration agreement expenses	2,258	2,000	2,121
General and administrative expenses	4,446	4,126	4,574
Total operating expenses	55,869	46,288	43,330

Net investment income	63,555	41,104	47,854

Net realized and unrealized gains/(losses)
Net realized gains (losses) on investments	(46,000)	(20,001)	8,550
Net change in unrealized gains (losses) on investments	(37,625)	56,136	(21,097)
Net realized loss on extinguishment of debt	—	(681)	—
Net realized and unrealized gains/(losses)	(83,625)	35,454	(12,547)

Net increase (decrease) in net assets resulting from operations	$(20,070)	$76,558	$35,307

Per share information (basic and diluted)
Net investment income per share	$1.94	$1.33	$1.57
Net increase (decrease) in net assets per share	$(0.61)	$2.47	$1.16
Weighted average shares of common stock outstanding	32,690	30,936	30,566

Regular distributions declared per share	$1.45	$1.44	$1.44
Special distributions declared per share	0.10	—	0.10
Total distributions declared per share	$1.55	$1.44	$1.54

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of December 31, 2019	24,923	$249	$333,052	$(795)	$332,506
Net increase (decrease) in net assets resulting from operations	—	—	—	35,307	35,307
Issuance of common stock	5,750	58	78,178	—	78,236
Distributions reinvested in common stock	198	2	1,762	—	1,764
Distributions from distributable earnings	—	—	—	(47,378)	(47,378)
Tax reclassification	—	—	(478)	478	—
Balance as of December 31, 2020	30,871	$309	$412,514	$(12,388)	$400,435
Net increase (decrease) in net assets resulting from operations	—	—	—	76,558	76,558
Distributions reinvested in common stock	140	1	2,041	—	2,042
Distributions from distributable earnings	—	—	—	(44,544)	(44,544)
Tax reclassification	—	—	(337)	337	—
Balance as of December 31, 2021	31,011	$310	$414,218	$19,963	$434,491
Net increase (decrease) in net assets resulting from operations	—	—	—	(20,070)	(20,070)
Issuance of common stock	4,162	42	55,070	—	55,112
Distributions reinvested in common stock	175	1	2,010	—	2,011
Distributions from distributable earnings	—	—	—	(51,604)	(51,604)
Tax reclassification	—	—	(726)	726	—
Balance as of December 31, 2022	35,348	$353	$470,572	$(50,985)	$419,940

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(20,070)	$76,558	$35,307
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(421,000)	(417,366)	(206,140)
Principal payments and proceeds from investments	276,179	238,342	236,304
Payment-in-kind interest on investments	(6,320)	(7,977)	(8,139)
Net change in unrealized (gains) losses on investments	37,625	(56,136)	21,097
Net realized (gains) losses on investments	46,000	20,001	(8,550)
Amortization and (accretion) of premiums and discounts, net	(10,413)	(6,554)	(3,947)
(Accretion) reduction of end-of-term payments, net of prepayments	(6,006)	(1,872)	(11,274)
Amortization of debt fees and issuance costs	2,035	1,955	1,863
Net realized loss on extinguishment of debt	—	681	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(856)	888	1,074
Base management fee payable	938	198	605
Income incentive fee payable	(3,227)	445	1,420
Payable to directors and officers	—	—	(86)
Other accrued expenses and liabilities	4,226	6,158	4,135
Net cash (used in) provided by operating activities	(100,889)	(144,679)	63,669
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	299,000	306,000	201,000
Repayments under revolving credit facility	(324,000)	(224,000)	(345,300)
Distributions paid	(49,594)	(45,588)	(45,615)
Deferred credit facility costs	(3,114)	(269)	(2,751)
Proceeds from issuance of 2027 Notes	125,000	—	—
Debt issuance costs of 2027 Notes	(1,402)	—	—
Proceeds from issuance of 2026 Notes	—	200,000	—
Debt issuance costs of 2026 Notes	—	(2,214)	—
Proceeds from issuance of 2025 Notes	—	—	70,000
Debt issuance costs of 2025 Notes	—	—	(1,003)
Repayment of 2022 Notes	—	(74,750)	—
Debt extinguishment costs	—	(30)	—
Proceeds from the issuance of common stock	55,112	—	78,236
Net cash provided by (used in) financing activities	101,002	159,149	(45,433)
Net change in cash, cash equivalents and restricted cash	113	14,470	18,236
Cash, cash equivalents and restricted cash at beginning of period	59,147	44,677	26,441
Cash, cash equivalents and restricted cash at end of period	$59,260	$59,147	$44,677

	For the Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$51,489	$51,272	$38,219
Restricted cash	7,771	7,875	6,458
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$59,260	$59,147	$44,677

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$21,259	$13,252	$12,736
Distributions reinvested	$2,010	$2,042	$1,763
Excise tax paid	$337	$478	$259
Supplemental Non-cash Financing Activities:
Distributions declared but unpaid	$—	$—	$3,087

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	$8,333	$8,312	$8,312	5/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	7/21/2022	8,750	8,689	8,689	7/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	9/30/2022	5,750	5,687	5,687	9/30/2024
Total Application Software - 5.40%*			22,833	22,688	22,688

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	7,000	7,049	6,962	12/31/2024
	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)	5/6/2022	11,000	10,993	10,710	11/30/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	6/29/2022	7,000	6,878	6,737	12/31/2026
			25,000	24,920	24,409
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	20,000	20,148	20,148	6/30/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	343	343	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	554	554	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	281	281	10/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)(2)	1/21/2022	347	348	348	1/31/2024
			21,510	21,674	21,674
Hi.Q, Inc.	Growth Capital Loan (11.75% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,416	11,921	6/30/2024
	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 1.00% EOT payment)	12/31/2020	6,867	6,881	6,179	8/31/2025
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 5.00% EOT payment)(2)	5/6/2022	5,000	4,928	4,498	5/31/2025
			25,117	25,225	22,598
Uniphore Technologies Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)(2)	12/22/2021	7,000	7,052	6,981	12/31/2024
	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)(2)	12/22/2021	7,000	7,052	6,981	12/31/2024
			14,000	14,104	13,962
Total Business Applications Software - 19.67%*			85,627	85,923	82,643

Business Products and Services
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)	12/30/2021	20,000	19,880	19,880	12/31/2025
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.75% EOT payment)(2)	11/8/2022	5,000	4,919	4,919	5/31/2026
			25,000	24,799	24,799
Quick Commerce Ltd(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	5/4/2022	21,000	20,734	20,734	5/31/2025
RenoRun US Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)(2)	12/30/2021	2,250	2,218	2,218	12/31/2025
	Convertible Note (4.00% interest rate)(2)	12/30/2021	625	625	625	12/30/2023
			2,875	2,843	2,843
Total Business Products and Services - 11.51%*			48,875	48,376	48,376

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	$5,796	$5,891	$5,834	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	438	445	441	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	525	532	526	8/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	10/6/2021	2,430	2,446	2,413	10/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	1,578	1,584	1,560	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	4,233	4,249	4,186	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	1,414	1,413	1,390	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	540	540	531	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	95	95	93	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	3,060	3,049	2,996	1/31/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	1,166	1,152	1,128	4/30/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	439	434	425	4/30/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	9/21/2022	2,850	2,774	2,699	9/30/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/1/2022	5,130	4,975	4,834	10/31/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/22/2022	306	296	287	12/31/2024
			30,000	29,875	29,343
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK interest, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	26,046	26,014	26,014	3/31/2027
Total Business/Productivity Software - 13.17%*			56,046	55,889	55,357

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Revolver (Prime + 4.25% interest rate, 11.75% floor)(2)	12/30/2022	15,000	14,837	14,679	12/30/2025
The Aligned Company (f/k/a Thingy Thing Inc.)	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	2,000	2,026	2,026	4/30/2025
Total Consumer Finance - 3.98%*			17,000	16,863	16,705

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,500	2,554	2,541	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,006	1,006	6/30/2025
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	1,000	991	991	10/31/2025
			2,000	1,997	1,997
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)	5/18/2022	2,250	2,244	2,233	11/30/2024
	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)	6/9/2022	1,500	1,510	1,501	3/31/2025
	Growth Capital Loan (Prime + 3.75% interest rate, 11.00% floor, 5.50% EOT payment)	8/5/2022	2,250	2,254	2,241	5/31/2025
			6,000	6,008	5,975
Total Consumer Non-Durables - 2.50%*			10,500	10,559	10,513

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Baby Generation, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 8.00% EOT payment)(2)	1/26/2022	$1,875	$1,898	$1,898	1/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	625	616	616	12/31/2024
			2,500	2,514	2,514
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	12,500	12,233	11,940	7/31/2025
	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	10/21/2022	12,500	12,209	11,885	10/31/2025
			25,000	24,442	23,825
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	249	248	248	4/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	605	602	602	5/31/2025
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	4,000	3,977	3,977	5/31/2025
			4,854	4,827	4,827
Good Eggs, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 7.75% EOT payment)(2)	8/12/2021	5,438	5,531	5,501	8/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 6.00% EOT payment)(2)	5/26/2022	7,000	6,846	6,809	5/31/2025
			12,438	12,377	12,310
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	3,350	3,474	3,449	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	6,700	6,862	6,813	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/10/2021	7,475	7,653	7,593	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00%EOT payment)(2)	8/31/2021	7,475	7,645	7,585	2/28/2025
			25,000	25,634	25,440
JOKR S.à r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	3,000	2,886	2,846	11/30/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/17/2022	1,000	986	986	8/31/2026
	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.45% EOT payment)(2)	11/2/2021	501	504	501	8/9/2023
			4,501	4,376	4,333
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)(2)	12/28/2022	8,000	7,827	7,827	12/31/2025
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 9.25% EOT payment)	4/29/2022	5,000	5,014	5,014	1/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	6/6/2022	5,365	5,208	5,141	6/30/2026
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	8/29/2022	3,009	2,903	3,064	8/31/2026
			13,374	13,125	13,219
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 11.00% floor, 11.75% EOT payment)	2/26/2019	4,000	4,363	4,347	2/29/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 11.00% floor, 10.55% EOT payment)	4/4/2019	2,000	2,145	2,137	2/29/2024
			6,000	6,508	6,484
Project 1920, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	2,000	2,011	1,982	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	2,100	2,141	2,135	3/25/2023
			4,100	4,152	4,117
Tempo Interactive Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	4/27/2022	18,750	18,826	18,826	4/30/2025

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	$10,000	$10,002	$10,002	5/31/2026
Untitled Labs, Inc.	Growth Capital Loan (11.50% interest rate, 5.00% EOT payment)	6/23/2022	4,167	4,108	4,038	6/30/2026
	Growth Capital Loan (13.00% interest rate, 5.00% EOT payment)	10/20/2022	5,833	5,688	5,635	10/31/2026
			10,000	9,796	9,673
VanMoof Global Holding B.V.(1)(3)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	2/1/2021	8,654	8,642	7,452	1/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	5/27/2021	4,370	4,341	3,694	5/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	1/31/2022	2,011	1,972	1,812	1/31/2026
	Revolver (Prime + 4.75% interest rate, 4.75% floor, 6.00% EOT payment)(2)	11/3/2022	1,875	1,856	1,844	10/31/2023
	Revolver (Prime + 4.75% interest rate, 4.75% floor, 6.00% EOT payment)(2)	11/3/2022	1,875	1,856	1,844	10/31/2023
			18,785	18,667	16,646
Total Consumer Products and Services - 38.09%*			163,302	163,073	160,043

Database Software
Sisense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)(2)	12/28/2021	13,000	13,237	13,237	6/30/2024
Total Database Software - 3.15%*			13,000	13,237	13,237

E-Commerce - Clothing and Accessories
Dia Styling Co.	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 8.25% EOT payment)	6/30/2022	5,000	5,082	5,049	6/30/2025
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.25% floor, 6.75% EOT payment)	9/29/2021	24,167	24,031	24,031	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	16,500	16,606	16,606	6/30/2027
	Revolver (Prime + 6.50% interest rate, 10.00% floor)(2)	6/15/2022	3,400	3,337	3,337	6/15/2025
			19,900	19,943	19,943
Outfittery GMBH(1)(3)	Growth Capital Loan (11.00% PIK interest, 9.00% EOT payment)(2)	1/8/2021	22,036	23,823	20,946	1/1/2024
	Revolver (9.00% PIK interest, 5.00% EOT payment)(2)	3/5/2020	3,763	3,835	3,538	1/1/2024
	Revolver (9.00% PIK interest, 9.00% EOT payment)(2)	12/28/2022	2,131	2,113	2,010	1/1/2025
			27,930	29,771	26,494
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	10,500	10,814	10,773	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	7,000	6,927	6,879	12/31/2024
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	3/31/2022	7,000	6,912	6,868	9/30/2025
			24,500	24,653	24,520
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	19,500	19,869	19,731	11/30/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	3,000	2,951	2,921	12/31/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)(2)	6/7/2022	5,500	5,504	5,448	12/31/2025
			28,000	28,324	28,100
Total E-Commerce - Clothing and Accessories - 30.49%*			129,497	131,804	128,137

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	4,168	4,242	4,191	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	1,951	1,982	1,958	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	4,163	4,209	4,154	8/31/2024
Total E-Commerce - Personal Goods - 2.45%*			10,282	10,433	10,303

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Entertainment
Luminary Roli Limited(1)(3)(7)	Growth Capital Loan(2)	8/31/2021	$35,492	$29,530	$9,110	8/31/2026
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	18,244	18,243	16,672	10/31/2022
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,289	1,289	1,234	3/31/2023
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,203	1,203	1,151	12/31/2023
			20,736	20,735	19,057
Total Entertainment - 6.70%*			56,228	50,265	28,167

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (8.00% interest rate)(2)	12/31/2020	32,349	31,877	31,565	12/31/2025
Total Financial Institution and Services - 7.51%*			32,349	31,877	31,565

Financial Software
Synapse Financial Technologies, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.75% floor, 4.00% EOT payment)(2)	7/29/2022	1,000	980	974	7/31/2025
Total Financial Software - 0.23%*			1,000	980	974

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	15,000	15,553	15,553	12/31/2024
Total Food & Drug - 3.70%*			15,000	15,553	15,553

Healthcare Services
Hey Favor, Inc (f/k/a The Pill Club Holdings, Inc.)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.25% EOT payment)(2)	8/5/2022	20,000	19,934	19,934	8/31/2024
Total Healthcare Services - 4.74%*			20,000	19,934	19,934

Healthcare Technology Systems
Medly Health Inc.	Growth Capital Loan (Prime + 9.00% interest rate, 16.00% floor, 3.00% EOT payment)(2)(13)	12/14/2022	321	317	317	2/11/2023
	Growth Capital Loan (Prime + 9.00% interest rate, 16.00% floor, 3.00% EOT payment)(2)(13)	12/21/2022	1,071	1,052	1,052	2/11/2023
			1,392	1,369	1,369
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	12/30/2022	20,000	19,628	19,628	12/31/2025
Total Healthcare Technology Systems - 5.00%*			21,392	20,997	20,997

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)(2)	9/30/2022	20,000	19,604	19,604	3/31/2027
Total Multimedia and Design Software - 4.67%*			20,000	19,604	19,604

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)(2)	6/13/2022	10,000	9,974	9,716	9/30/2025
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,871	5,702	3/8/2031
Total Other Financial Services - 3.67%*			17,035	16,845	15,418

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Real Estate Services
Demain ES (d/b/a Luko)(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	$4,535	$4,526	$4,221	12/28/2024
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	5,669	5,657	5,277	12/28/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/4/2022	7,178	7,074	7,264	7/31/2025
			17,382	17,257	16,762
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)(2)	12/30/2021	10,000	10,177	10,118	6/30/2024
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)(2)	12/30/2022	5,000	4,924	4,897	12/31/2024
			15,000	15,101	15,015
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/25/2022	6,000	6,103	6,103	5/31/2024
	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	12/27/2022	4,000	3,956	3,956	12/31/2024
			10,000	10,059	10,059
McN Investments Ltd.(1)(3)	Growth Capital Loan (Prime + 3.38% interest rate, 6.63% floor, 1.25% EOT payment)(2)	8/9/2022	6,000	6,007	6,007	2/28/2023
	Growth Capital Loan (Prime + 3.38% interest rate, 6.63% floor, 1.25% EOT payment)(2)	8/24/2022	6,000	6,001	6,001	2/28/2023
			12,000	12,008	12,008
True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	250	245	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	799	781	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	220	215	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	105	103	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	441	431	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	208	204	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	151	147	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,370	1,338	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	759	741	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	170	166	1/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	115	115	112	2/28/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	298	291	3/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	1,110	1,100	1,071	4/30/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	991	978	952	4/30/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2022	216	213	207	5/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	7/19/2022	200	196	190	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	7/19/2022	100	98	95	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	145	141	12/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	350	339	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	565	548	530	12/31/2025
			8,583	8,514	8,299
Total Real Estate Services - 14.79%*			62,965	62,939	62,143

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Security Services
ForgeRock, Inc.	Growth Capital Loan (8.00% interest rate, 10.00% EOT payment)	3/27/2019	$10,000	$10,500	$10,620	9/30/2025
	Growth Capital Loan (8.00% interest rate, 10.00% EOT payment)	9/30/2019	10,000	10,407	10,535	12/31/2025
	Growth Capital Loan (8.00% interest rate, 10.00% EOT payment)	12/23/2019	10,000	10,374	10,502	12/31/2025
Total Security Services - 7.53%*			30,000	31,281	31,657

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	12/30/2021	27,500	28,103	28,103	6/30/2024
Total Shopping Facilitators - 6.69%*			27,500	28,103	28,103

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	20,959	20,605	10/31/2024
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	10,404	10,229	10/31/2024
Total Travel & Leisure - 7.34%*			30,000	31,363	30,834

Total Debt Investments - 202.98%*			$890,431	$888,586	$852,951

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Aerospace and Defense
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	22,488	192	192
Total Aerospace and Defense - 0.05%*				192	192

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	5/10/2022	14,536	123	114
Total Application Software - 0.03%*				123	114

Building Materials/Construction Machinery
View, Inc.	Common Stock(2)	6/13/2017	105,682	500	—
Total Building Materials/Construction Machinery - 0.00%*				500	—

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	486
	Preferred Stock(2)	6/29/2022	27,714	164	164
				302	650
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	117
Envoy, Inc.	Preferred Stock(2)	5/8/2020	35,893	82	401
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	1,086
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	294
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	547,440	1,540	2,480
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	1,293
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	—
	Preferred Stock	12/31/2020	114,319	125	—
				321	—
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,160	102	102
NewStore Inc.	Preferred Stock(2)	11/16/2022	48,941	18	18
OneSource Virtual, Inc.	Preferred Stock	6/25/2018	70,773	161	457
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018		213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	187
Total Business Applications Software - 1.86%*				4,059	7,836

Business Products and Services
Cart.com, Inc.	Common Stock	12/30/2021	32,731	477	375
	Common Stock(2)	3/31/2022	4,532	25	25
				502	400
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	197
Quick Commerce Ltd(1)(3)	Preferred Stock(2)	5/4/2022	1,464,990	311	120
RenoRun Inc.(1)(3)	Preferred Stock(2)	12/30/2021	15,906	348	348
Substack Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Total Business Products and Services -0.25%*				1,364	1,071

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock	7/6/2021	9,457	556	160
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	87,385	87	478
Total Business/Productivity Software - 0.15%*				643	638

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	67
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.04%*				120	178

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	$188	$188
Total Commercial Services -0.04%*				188	188

Computer Hardware
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	27,878	183	116
Total Computer Hardware - 0.03%*				183	116

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock	10/8/2020	108,468	346	588
The Aligned Company (f/k/a Thingy Thing Inc.)	Preferred Stock	10/21/2021	5,855	17	257
	Preferred Stock(2)	9/30/2022	163	2	2
				19	259
Total Consumer Finance - 0.20%*				365	847

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	8
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	2,262	85	84
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	42,929	30	27
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Preferred Stock(2)	11/27/2019	98,723	73	260
Total Consumer Non-Durables - 0.09%*				209	379

Consumer Products and Services
AvantStay, Inc.	Common Stock(2)	12/12/2022	24,495	151	151
Baby Generation, Inc.	Common Stock(2)	1/26/2022	25,766	19	19
Clutter Inc.	Preferred Stock(2)	10/18/2018	77,434	363	567
	Preferred Stock(2)	9/30/2020	29,473	169	169
				532	736
everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	25	24
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	178	339	233
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	22,948	100	100
Frubana Inc.(1)(3)	Preferred Stock(2)	9/30/2022	15,987	334	334
Good Eggs, Inc.	Preferred Stock(2)	8/12/2021	1,072,903	401	32
Hydrow, Inc.	Common Stock(2)	2/9/2021	103,267	143	293
	Preferred Stock(2)	8/6/2021	53,903	89	89
				232	382
JOKR S.à r.l.(1)(3)	Preferred Stock	10/14/2021	10,663	273	247
	Preferred Stock(2)	8/10/2022	746	3	8
				276	255
Lower Holding Company	Preferred Stock(2)	12/28/2022	146,431	189	189
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	Preferred Stock	4/29/2022	321,429	69	109
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/2/2022	147,091	208	47
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	15
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	5
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	41,140	23	23
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock	3/31/2021	14,709	93	14
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	395
Untitled Labs, Inc.	Common Stock	6/23/2022	227,273	171	234
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	2/1/2021	704,689	145	181
	Preferred Stock(2)	10/31/2022	82,514	10	10
				155	191
Total Consumer Products and Services - 1.07%*				4,285	4,508

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	$168	$128
Savage X, Inc.	Preferred Stock(2)	4/7/2020	28,977	471	803
Total Consumer Retail - 0.22%*				639	931

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021		190	465
Total Database Software - 0.11%*				190	465

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	477
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	469
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017		1,850	1,077
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	47
	Common Stock(2)	11/25/2015	149,203	1,081	154
				1,294	201
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock	11/30/2020	229,330	762	206
Trendly, Inc.	Preferred Stock	5/27/2021	574,742	381	615
	Preferred Stock(2)	6/7/2022	57,924	44	44
				425	659
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018		39	57
Total E-Commerce - Clothing and Accessories - 0.77%*				5,867	3,216

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Preferred Stock(2)	4/2/2018	310,639	219	9
	Preferred Stock(2)	5/22/2019	128,322	228	—
				447	9
Merama Inc.	Preferred Stock	4/28/2021	191,274	406	2,112
Total E-Commerce - Personal Goods - 0.50%*				853	2,121

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	35
Total Entertainment - 0.01%*				922	35

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	654
Revolut Ltd(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	1,847
	Preferred Stock(2)	10/29/2019	7,945	324	2,040
				364	3,887
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	6,077
	Preferred Stock(2)	12/23/2015	46,548	136	2,016
				518	8,093
Total Financial Institution and Services - 3.22%*				2,112	13,543

Financial Software
Synapse Financial Technologies, Inc.	Nonvoting Stock(2)	7/29/2022	3,913	23	23
Total Financial Software - 0.01%*				23	23

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	$437	$1,312
	Cash Exit Fee(5)	12/28/2018		129	243
Total Food & Drug - 0.37%*				566	1,555

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	33,510	70	70
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	1,092
Total General Media and Content - 0.28%*				694	1,162

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	22	22
Hey Favor, Inc (f/k/a The Pill Club Holdings, Inc.)	Common Stock	12/31/2021	304,884	122	85
Vial Health Technology, Inc.	Preferred Stock(2)	12/14/2022	48,889	33	33
Total Healthcare Services - 0.03%*				177	140

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	43
Kalderos, Inc.	Preferred Stock(2)	12/27/2022	36,803	84	84
Thirty Madison, Inc.	Preferred Stock	12/30/2022	167,494	445	449
Total Healthcare Technology Systems - 0.14%*				587	576

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	183,642	309	332
Open Space Labs, Inc.	Preferred Stock(2)	11/15/2022	2,954	7	7
Total Multimedia and Design Software - 0.08%*				316	339

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	103
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	332
Corelight, Inc.	Preferred Stock(2)	9/29/2022	82,759	423	423
Total Network Systems Management Software - 0.20%*				609	858

Other Financial Services
Jerry Services, Inc.	Preferred Stock	6/13/2022	31,452	128	148
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	383
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	293
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	1,488,450	223	4,197
Total Other Financial Services - 1.19%*				836	5,021

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	$6	$15
Demain ES (d/b/a Luko)(1)(3)	Preferred Stock(2)	12/23/2021	8,512	327	124
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	443
	Preferred Stock(2)	11/5/2020	55,326	76	360
				120	803
Homeward, Inc.	Preferred Stock	12/10/2021	71,816	211	78
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	37,485	295	116
Mynd Management, Inc.	Preferred Stock(2)	5/25/2022	6,177	6	6
Sonder Holdings Inc.	Preferred Stock(2)	12/28/2018	200,480	232	58
	Preferred Stock(2)	3/4/2020	20,988	42	3
				274	61
True Footage Inc.	Preferred Stock	11/24/2021	88,762	147	213
Total Real Estate Services - 0.34%*				1,386	1,416

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	12/30/2021	36,450	169	165
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.07%*				211	303

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Transportation
Bird Global, Inc. (f/k/a Bird Rides, Inc.)	Preferred Stock(2)	4/18/2019	59,908	193	—
Total Transportation - 0.00%*				193	—

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	362	254
	Preferred Stock(2)	8/26/2022	8,455	225	225
Total Travel & Leisure - 0.11%*				587	479

Total Warrant Investments - 11.52%*				$29,427	$48,414

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$270
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	250	356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	158
Envoy, Inc.	Preferred Stock(2)	12/30/2021	21,216	667	667
FlashParking, Inc.	Preferred Stock(2)	7/19/2022	33,116	455	453
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	357
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	264
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Toast, Inc.	Common Stock(2)(10)	2/1/2018	128,379	27	2,315
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	350
Total Business Applications Software - 1.26%*				2,660	5,293

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	75
Total Business/Productivity Software - 0.02%*				150	75

Commercial Services
MXP Prime GmbH(1)(3)	Preferred Stock(2)	2/3/2022	96	1,140	1,072
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.27%*				1,190	1,122

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	198
Total Consumer Finance - 0.05%*				150	198

Consumer Non-Durables
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Common Stock(2)(10)	4/29/2019	78,935	500	506
Misfits Market, Inc. (f/k/a Imperfect Foods, Inc.)	Preferred Stock(2)	12/31/2022	1,615	142	152
	Preferred Stock(2)	12/31/2022	7,196	358	385
				500	537
Total Consumer Non-Durables - 0.25%*				1,000	1,043

Consumer Products and Services
everdrop GmbH(1)(3)	Preferred Stock(2)	8/1/2022	78	310	322
Frubana Inc.(1)(3)	Preferred Stock(2)	7/13/2022	7,993	500	500
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	421
	Preferred Stock(2)	3/19/2021	46,456	335	295
				668	716
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,796	187	184
	Preferred Stock(2)	11/3/2022	553	37	37
				224	221
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	140,059	420	316
Total Consumer Products and Services - 0.49%*				2,122	2,075

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	738
	Preferred Stock(2)	11/30/2021	10,393	500	500
Total Consumer Retail - 0.29%*				1,000	1,238

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	$500	$502
Total E-Commerce - Clothing and Accessories - 0.12%*				500	502

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)(10)	6/5/2018	157,882	500	63
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	261
	Preferred Stock(2)	4/19/2021	14,490	83	218
	Preferred Stock(2)	9/1/2021	10,298	167	195
				283	674
Total E-Commerce - Personal Goods - 0.18%*				783	737

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(10)	1/5/2018	62,258	250	140
Total Educational/Training Software - 0.03%*				250	140

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	455
Total Entertainment - 0.11%*				3,525	455

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	18,203	16,415
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	8,560
Total Financial Institution and Services - 5.94%*				18,495	24,975

Food & Drug
Capsule Corporation	Common Stock(2)	7/25/2019	75,013	500	867
	Common Stock(2)	4/21/2021	5,176	75	78
Total Food & Drug - 0.22%*				575	945

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	127,656	1,000	1,000
Total General Media and Content - 0.24%*				1,000	1,000

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	224
	Common Stock(2)	1/14/2020	142,855	404	264
				600	488
Kalderos, Inc.	Preferred Stock(2)	12/27/2022	45,403	325	325
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	90
Thirty Madison, Inc. (f/k/a Nurx Inc.)	Preferred Stock(2)	5/31/2019	81,708	1,000	871
Total Healthcare Technology Systems - 0.42%*				2,303	1,774

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	42,378	231	231
Total Multimedia and Design Software - 0.05%*				231	231

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2022
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	$400	$902
	Preferred Stock(2)	4/7/2020	9,022	125	165
Total Network Systems Management Software - 0.25%*				525	1,067

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	5/6/2022	8,231	104	103
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	1,231
	Ordinary Shares(2)	1/5/2022	26,281	516	454
				1,516	1,685
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,702
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total Other Financial Services - 0.85%*				2,984	3,590

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/18/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	11,246	300	209
Sonder Holdings Inc.	Common Stock(2)(10)	5/21/2019	43,724	312	54
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	110
Total Real Estate Services - 0.10%*				741	402

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	229
	Preferred Stock(2)	5/9/2022	9,169	623	675
				923	904
Inspirato LLC	Common Stock(2)(4)(10)	9/11/2014	121,622	287	145
Total Travel & Leisure - 0.25%*				1,210	1,049

Total Equity Investments - 11.40%*				$41,394	$47,911

Total Investments in Portfolio Companies - 225.90%*(11)				$959,407	$949,276

Total Investments - 225.90%*(9)				$959,407	$949,276
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2022, non-qualifying assets represented 30.0% of the Company’s total assets, at fair value.
(2)As of December 31, 2022, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized gains for federal income tax purposes totaled $59.3 million, $51.9 million and $7.4 million, respectively, for the December 31, 2022 investment portfolio. The tax cost of investments is $941.9 million.
(7)Debt is on non-accrual status as of December 31, 2022 and is therefore considered non-income producing. Non-accrual investments as of December 31, 2022 had a total cost and fair value of $29.5 million and $9.1 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in seven public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of December 31, 2022, the Company’s portfolio company investments that were subject to restrictions on sales totaled $946.0 million at fair value and represented 225.1% of the Company’s net assets. In addition, unless otherwise indicated, as of December 31, 2022, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(12)Acquisition date represents the date of the investment in the portfolio investment.
(13)Growth capital loans also include Debtor-in-Possession (“DIP”) loans.
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
_______________

Notes applicable to the investments presented in the foregoing schedules of investments:
•Unless otherwise noted as an “Affiliate Investment” or a “Control Investment,” no investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company. As of December 31, 2022, none of the Company’s investments represent a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Unless otherwise noted, interest rate is the annual cash interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.

•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of December 31, 2022, the Prime Rate was 7.50%. As of December 31, 2022, approximately 61.2%, or $545.1 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher.
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
December 31, 2022
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
The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespan. The Company’s investment objective is to maximize its total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by lending primarily with warrants to venture growth stage companies focused in technology and other high growth industries backed by TPC’s select group of leading venture capital investors. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”), which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its investment management services. The Company has also entered into an administration agreement (the “Administration Agreement”) with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, pursuant to which the Administrator provides or arranges for the provision of all administrative services necessary for the Company to operate.
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
Investments
Investment transactions are recorded on a trade-date basis. The Company’s investments are carried at fair value in accordance with the 1940 Act and ASC Topic 946 and measured in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the FASB. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measure considered from the perspective of the market participants who hold the financial instrument rather than an entity-specific measure. When market assumptions are not readily available, the Company’s own assumptions are set to reflect those that the Adviser believes market participants would use in pricing the financial instruments on the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors. To the extent the valuation is based on models or inputs that are less observable the determination of fair value requires more judgment. The Company’s valuation methodology is approved by the Board and the Board is responsible for the fair values determined. As markets change, new types of investments are made, or pricing for certain investments becomes more or less observable, management, with oversight from the Board, may refine the valuation methodologies to best reflect the fair value of its investments appropriately.
Investment Classification
The accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliate Investments” that are not otherwise “Control Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2022, the Company had no “Control Investments” or “Affiliate Investments.” As of December 31, 2021, the Company had no “Control Investments” and had one investment that was deemed to be an “Affiliate Investment.”
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
Non-accrual Loans
A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, payments are probable to remain current. As of December 31, 2022, the Company had investments in one portfolio company on non-accrual, with a total cost and fair value of $29.5 million and $9.1 million, respectively. As of December 31, 2021, the Company had investments in one portfolio company on non-accrual, with a total cost and fair value of $29.5 million and $11.3 million, respectively.
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
Management and Incentive Fees
The Company accrues for the base management fee and incentive fee payable pursuant to the Advisory Agreement (as defined below). The accrual for the incentive fee includes the recognition of incentive fees on unrealized gains, even though such incentive fees are neither earned nor payable to the Adviser until the gains are both realized and in excess of realized and unrealized losses on investments.
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
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. The adoption of ASU 2022-03 did not have a material impact on the consolidated financial statements.
In January 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of LIBOR; regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. The adoption of these rules did not have a material impact on the consolidated financial statements.
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
The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of December 31, 2022 and 2021, and, as a result, no capital gains incentive fees were recorded for the year ended December 31, 2022 and 2021.

Management and Incentive Fees (in thousands)	For the Year Ended December 31,
	2022	2021	2020
Base management fee	$15,753	$12,513	$12,424
Income incentive fee	$6,651	$10,276	$8,717
Capital gains incentive fee	$—	$—	$—

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
For the years ended December 31, 2022, 2021 and 2020, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $2.3 million, $2.0 million and $2.1 million, respectively.
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
•Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly, and model-based valuation techniques for which all significant inputs are observable.
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
•At least 25% of the Company’s investment portfolio will receive valuation recommendations from an independent third-party valuation firm each quarter, as selected in accordance with the Company’s valuation policy. Each new portfolio investment will be reviewed by an independent third-party valuation firm within 12 months of the date of investment, and thereafter will be reviewed by an independent third-party valuation firm no later than the fourth quarter following its most recent inclusion in such review process. However, a valuation review by an independent third-party valuation firm is not required for holdings whose value is less than 1% of the Company’s gross assets (up to an aggregate of 10% of the Company’s gross assets) or those assets that the Board and/or Valuation Committee has agreed to waive from such requirement.
•The Adviser and the independent third-party valuation firms, if applicable, then present their proposed valuations to the Valuation Committee and Board, and the Board makes a fair valuation determination for each portfolio investment that is to be fair valued.
Debt Investments
The debt investments identified on the consolidated schedules of investments are loans and equipment leases made to venture growth stage companies focused in technology and other high growth industries which are backed by a select group of leading venture capital investors. These investments are considered Level 3 assets under ASC Topic 820 as there is no known or accessible market or market indices for these types of debt instruments and thus the Company must estimate the fair value of these investment securities based on models utilizing unobservable inputs.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of December 31, 2022 and 2021. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$852,951	$852,951	$—	$—	$757,222	$757,222
Warrant investments	—	—	48,414	48,414	—	—	51,756	51,756
Equity investments	3,312	—	44,599	47,911	1,045	11,375	43,942	56,362
Total investments	$3,312	$—	$945,964	$949,276	$1,045	$11,375	$852,920	$865,340

The following tables show information about Level 3 investments measured at fair value for the years ended December 31, 2022 and 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2022
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2021	$757,222	$51,756	$43,942	$852,920
Funding and purchases of investments, at cost	407,587	5,942	7,471	421,000
Principal payments and sale proceeds received from investments	(266,768)	—	(2,220)	(268,988)
Net amortization and accretion of premiums and discounts and end-of-term payments	13,900	—	—	13,900
Net realized gains (losses) on investments	(46,806)	(2,075)	(30)	(48,911)
Net change in unrealized gains (losses) included in earnings	(18,204)	(7,172)	(3,385)	(28,761)
Payment-in-kind coupon	6,320	—	—	6,320
Transfers between investment types	(300)	(37)	337	—
Gross transfers out of Level 3(1)	—	—	(1,516)	(1,516)
Fair value as of December 31, 2022	$852,951	$48,414	$44,599	$945,964

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2022	$(15,926)	$(7,106)	$(3,368)	$(26,400)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the year ended December 31, 2022, transfers relate to equity investments in publicly traded companies.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2021
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2020	$583,335	$24,231	$25,993	$633,559
Funding and purchases of investments, at cost	401,095	8,535	7,737	417,367
Principal payments and sale proceeds received from investments	(237,830)	(493)	(18)	(238,341)
Net amortization and accretion of premiums and discounts and end-of-term payments	8,050	—	—	8,050
Net realized gains (losses) on investments	(15,459)	(2,051)	(2,116)	(19,626)
Net change in unrealized gains (losses) included in earnings	12,579	22,453	11,235	46,267
Payment-in-kind coupon	7,977	—	—	7,977
Transfers between investment types	(2,525)	(919)	3,444	—
Gross transfers out of Level 3(1)	—	—	(2,333)	(2,333)
Fair value as of December 31, 2021	$757,222	$51,756	$43,942	$852,920

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2021	$(3,487)	$21,717	$9,757	$27,987
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the year ended December 31, 2021, transfers relate to equity investments in publicly traded companies.
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the year ended December 31, 2022, the Company recognized net realized losses on investments of $46.0 million, primarily resulting from the disposition of investments in Medly Health Inc. and Pencil and Pixel, Inc.
During the year ended December 31, 2021, the Company recognized net realized losses on investments of $20.0 million, consisting primarily of $15.6 million of realized losses from the sale of the Company’s investment in Knotel, Inc., which was rated Red (5) on the Company’s credit watch list, and its removal from the investment portfolio, a $2.1 million realized loss from the write-off of an equity investment, $2.2 million of realized losses from the termination of warrants, and $0.1 million of other net realized losses.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the year ended December 31, 2022 was $37.6 million, consisting of $18.2 million of net unrealized losses on the debt investment portfolio and $19.4 million of net unrealized losses on the warrant and equity portfolio resulting from the reversal of $5.7 million of previously recorded net unrealized gains realized during the period as well as fair value adjustments.

Net change in unrealized gains during the year ended December 31, 2021 was $56.1 million, resulting primarily from $41.2 million of net unrealized gains from fair value adjustments on the warrant and equity portfolio, the reversal and recognition of $15.6 million of previously recorded unrealized losses associated with Knotel, Inc., and the reversal of $2.8 million of previously recorded net unrealized losses on other investments realized during the period, partially offset by $3.5 million of net unrealized losses on the debt investment portfolio resulting from fair value adjustments.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of investments as of December 31, 2022 and 2021. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$821,244	Discounted Cash Flows	Discount Rate	7.99% - 24.36%	18.47%
	31,707	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 50.00%	26.31%
Warrant investments	45,882	Black Scholes Option Pricing Model	Revenue Multiples	0.25x - 14.60x	3.76x
			Volatility	45.00% - 85.00%	59.89%
			Term	0.20 - 4.50 Years	3.08 Years
			Discount for Lack of Marketability	20.00% - 20.00%	20.00%
			Risk Free Rate	0.09% - 4.41%	2.89%
	530	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	0.5 - 4.00 Years	3.50 Years
	2,002	Discounted Expected Return	Discount Rate	15.00% - 30.00%	24.80%
			Term	1.00 - 4.00 Years	2.54 Years
			Expected Recovery Rate	18.75% - 100.00%	90.48%
Equity investments	44,599	Black Scholes Option Pricing Model	Revenue Multiples	1.25x - 14.60x	3.85x
			Volatility	45.00% - 85.00%	64.48%
			Term	0.50- 4.25 Years	3.31 Years
			Risk Free Rate	0.13% - 4.39%	3.48%
Total investments	$945,964

Level 3 Investments (dollars in thousands)	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$745,886	Discounted Cash Flows	Discount Rate	3.30% - 20.34%	13.54%
	11,336	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	3.70% - 63.00%	50.35%
Warrant investments	47,755	Black Scholes Option Pricing Model	Revenue Multiples	0.65x - 9.61x	3.40x
			Volatility	45.00% - 85.00%	59.89%
			Term	0.20 - 5.00 Years	3.01 Years
			Discount for Lack of Marketability	5.00% - 20.00%	19.41%
			Risk Free Rate	0.06% - 1.26%	0.84%
	1,145	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	1.50 - 7.00 Years	4.94 Years
			Discount for Lack of Marketability	0.00% - 20.00%	14.94%
	2,856	Discounted Expected Return	Discount Rate	15.00% - 40.00%	32.49%
			Term	1.00 - 4.00 Years	2.15 Years
			Expected Recovery Rate	18.75% - 100.00%	72.62%
Equity investments	43,942	Black Scholes Option Pricing Model	Revenue Multiples	0.00x - 4.75x	2.47x
			Volatility	45.00% - 80.00%	56.86%
			Term	0.50 - 5.00 Years	3.22 Years
			Discount for Lack of Marketability	5.00% - 5.00%
			Risk Free Rate	0.06% - 1.26%	0.91%
Total investments	$852,920
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
Note 6. Borrowings
The following table shows the Company’s outstanding debt as of December 31, 2022 and 2021:

Liability (in thousands)	December 31, 2022			December 31, 2021
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$350,000	$175,000	$175,000	$350,000	$200,000	$150,000
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	200,000	200,000	—
2027 Notes	125,000	125,000	—	—	—	—
Total before deferred financing and issuance costs	745,000	570,000	175,000	620,000	470,000	150,000
Unamortized deferred financing and issuance costs	—	(7,148)	—	—	(4,667)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$745,000	$562,852	$175,000	$620,000	$465,333	$150,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company’s unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Year Ended December 31,
	2022	2021	2020
Revolving Credit Facility
Interest cost	$5,546	$1,620	$5,952
Unused fee	1,289	1,527	722
Amortization of costs and other fees	1,690	1,744	1,364
Revolving Credit Facility Total	$8,525	$4,891	$8,038

2022 Notes
Interest cost	$—	$1,122	$4,298
Amortization of costs and other fees	—	140	531
2022 Notes Total	$—	$1,262	$4,829

2025 Notes
Interest cost	$3,150	$3,150	$2,476
Amortization of costs and other fees	203	201	151
2025 Notes Total	$3,353	$3,351	$2,627

2026 Notes
Interest cost	$9,000	$7,500	$—
Amortization of costs and other fees	443	369	—
2026 Notes Total	$9,443	$7,869	$—

2027 Notes
Interest cost	$5,208	$—	$—
Amortization of costs and other fees	232	—	—
2027 Notes Total	$5,440	$—	$—

Total interest expense and amortization of fees	$26,761	$17,373	$15,494
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of December 31, 2022, the Company had $350 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances. On July 22, 2022, the Credit Facility was amended to, among other things, extend the revolving period from November 30, 2022 to May 31, 2024 and the scheduled maturity date from May 31, 2024 to November 30, 2025 (unless otherwise terminated earlier pursuant to its terms), as well as change the floating rate from LIBOR to SOFR.
Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of December 31, 2022 and 2021, the Company was in compliance with all covenants under the Credit Facility.

As of December 31, 2022 and 2021, the Company had outstanding borrowings under the Credit Facility of $175.0 million and $200.0 million, respectively, excluding deferred credit facility costs of $4.1 million and $2.2 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the years ended December 31, 2022 and 2021, the Company had average outstanding borrowings under the Credit Facility of $95.8 million and $46.9 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 6.30% and 4.00%, respectively.
As of December 31, 2022 and 2021, $359.7 million and $485.5 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $654.8 million and $442.2 million of assets unencumbered, respectively.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of December 31, 2022 and 2021, the Company was in compliance with all covenants under the 2025 Notes.
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.5 million of deferred issuance cost as of December 31, 2022, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. As of December 31, 2022 and 2021, the fair value of the 2025 Notes was $64.4 million and $69.3 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

2026 Notes
On March 1, 2021, the Company completed a private debt offering of $200.0 million in aggregate principal amount of its 4.50% unsecured notes due March 1, 2026 (the “2026 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2026 Notes is payable semiannually on March 19 and September 19 each year.
The 2026 Notes are governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes. As of December 31, 2022 and 2021, the Company was in compliance with all covenants under the 2026 Notes.
The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.4 million of deferred issuance cost as of December 31, 2022, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. As of December 31, 2022 and 2021, the fair value of the 2026 Notes was $178.8 million and $198.2 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
2027 Notes
On February 28, 2022, the Company completed a private debt offering of $125.0 million in aggregate principal amount of its 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2027 Notes is payable semiannually on February 28 and August 28 each year.
The 2027 Notes are governed by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes and the 2026 Notes. As of December 31, 2022, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.2 million of deferred issuance cost as of December 31, 2022, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of December 31, 2022, the fair value of the 2027 Notes was $113.9 million and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of December 31, 2022 and 2021:

Liability (in thousands)	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$175,000	$175,000	$—	$—	$200,000	$200,000
2025 Notes, net(1)	—	—	63,930	63,930	—	—	69,348	69,348
2026 Notes, net(2)	—	—	177,382	177,382	—	—	198,155	198,155
2027 Notes, net(3)	—	—	112,763	112,763	—	—	—	—
Total	$—	$—	$529,075	$529,075	$—	$—	$467,503	$467,503
_______________
(1)Net of debt issuance costs as of December 31, 2022 and 2021 of $0.5 million and $0.7 million, respectively.
(2)Net of debt issuance costs as of December 31, 2022 and 2021 of $1.4 million and $1.8 million, respectively.
(3)Net of debt issuance costs as of December 31, 2022 of $1.2 million.

Note 7. Commitments and Contingencies
Commitments
As of December 31, 2022 and 2021, the Company’s unfunded commitments totaled $324.0 million to 37 portfolio companies and $191.7 million to 22 portfolio companies, respectively, of which $88.9 million and $50.3 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Corelight, Inc.	$30,000	$603	$—	$—
Frubana Inc.	25,000	585	—	—
Overtime Sports, Inc.	22,857	122	—	—
Athletic Greens (USA), Inc.	20,000	185	—	—
Found Health, Inc.	20,000	112	—	—
Jerry Services, Inc.	15,000	164	—	—
LeoLabs, Inc.	15,000	422	—	—
Kalderos, Inc.	13,000	214	—	—
RenoRun US Inc.	12,750	487	12,750	487
Savage X, Inc.	12,500	573	12,000	574
Lower Holding Company	12,000	263	—	—
The Aligned Company (f/k/a Thingy Thing Inc.)	12,000	12	2,000	—
Activehours, Inc. (d/b/a Earnin)	10,000	—	10,000	57
Avantstay, Inc.	10,000	250	—	—
Loft Orbital Solutions Inc.	10,000	242	—	—
Vial Health Technology Inc.	10,000	83	—	—
Merama Inc.	9,718	197	9,718	197
McN Investments Ltd.	8,000	218	—	—
Foodology Inc.	7,976	82	—	—
Minted, Inc.	5,100	—	—	—
Don't Run Out, Inc.	5,000	—	5,000	—
Homeward, Inc.	5,000	—	10,000	130
Mynd Management, Inc.	5,000	—	—	—
NewStore Inc.	5,000	68	—	—
Quick Commerce Ltd	4,000	94	—	—
FlashParking, Inc.	3,490	98	3,837	107
Baby Generation, Inc.	2,500	34	—	—
Flo Health, Inc.	2,167	38	—	—
Medly Health Inc.	2,036	61	—	—
JOKR S.à r.l.	1,499	95	1,496	103
True Footage Inc.	1,417	47	5,695	107
Belong Home, Inc.	1,000	16	—	—
Dia Styling Co.	1,000	—	—	—
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	1,000	—	—	—
Open Space Labs, Inc.	1,000	16	—	—
Pair EyeWear, Inc.	1,000	10	—	—
Substack Inc.	1,000	13	—	—
Project 1920, Inc.	—	59	—	—
Tempo Interactive Inc.	—	—	25,000	237
The Pill Club Holdings, Inc.	—	—	20,000	261
Arcadia Power, Inc.	—	—	18,000	139
Good Eggs, Inc.	—	—	14,000	70
Forum Brands, LLC	—	—	12,951	464
Curology, Inc.	—	—	9,000	44
Demain ES (d/b/a Luko)	—	—	7,940	99
Narvar, Inc.	—	—	3,750	19
Sonder USA, Inc.	—	—	3,000	25
Trendly, Inc.	—	—	3,000	—
VanMoof Global Holding B.V.	—	—	2,025	60
Alyk, Inc.	—	—	500	—
Total	$324,010	$5,463	$191,662	$3,180
_______________
(1)The Company did not have any backlog of potential future commitments as of December 31, 2022 or 2021. Refer to the “Backlog of Potential Future Commitments” below.

The table above also shows the fair value of the Company’s unfunded commitment liability totaling $5.5 million and $3.2 million as of December 31, 2022 and 2021, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the years ended December 31, 2022 and 2021:

Commitments Activity (in thousands)	For the Year Ended December 31,
	2022	2021
Unfunded commitments at beginning of period(1)	$191,662	$153,000
New commitments(1)	593,697	541,511
Fundings	(416,562)	(411,007)
Expirations / Terminations	(43,784)	(91,750)
Foreign currency adjustments	(1,003)	(92)
Unfunded commitments and backlog of potential future commitments at end of period	$324,010	$191,662
Backlog of potential future commitments	—	—
Unfunded commitments at end of period	$324,010	$191,662
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of December 31, 2022 and 2021:

Unfunded Commitments(1) (in thousands)	December 31, 2022	December 31, 2021
Dependent on milestones	$88,917	$50,250
Expiring during:
2022	$—	$131,429
2023	224,053	50,233
2024	72,000	10,000
2025	27,957	—
Unfunded commitments	$324,010	$191,662
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of December 31, 2022 and 2021, the Company did not have any backlog of potential future commitments.

Note 8. Financial Highlights
The following table shows the financial highlights for the years ended December 31, 2022, 2021, 2020, 2019 and 2018:

Financial Highlights (in thousands, except per share data)	For the Year Ended December 31,
	2022	2021	2020	2019	2018
Per Share Data(1),(2)
Net asset value at beginning of period	$14.01	$12.97	$13.34	$13.50	$13.25
Changes in net asset value due to:
Net investment income	1.94	1.33	1.57	1.54	1.71
Net realized gains (losses) on investments	(1.41)	(0.65)	0.28	(0.02)	0.08
Net change in unrealized gains (losses) on investments	(1.14)	1.81	(0.69)	(0.24)	(0.01)
Net increase (decrease) from capital share transactions(2)	0.03	—	0.01	—	0.01
Net realized losses on extinguishment of debt	—	(0.02)	—	—	—
Distributions from net investment income	(1.55)	(1.28)	(1.44)	(1.42)	(1.54)
Distributions from realized gains on investments	—	(0.16)	(0.10)	(0.02)	—
Distributions from return of capital	—	—	—	—	—
Net asset value at end of period	$11.88	$14.01	$12.97	$13.34	$13.50

Net investment income per share	$1.94	$1.33	$1.57	$1.54	$1.71
Net increase in net assets resulting from operations per share	$(0.61)	$2.47	$1.16	$1.28	$1.78
Weighted average shares of common stock outstanding for period	32,690	30,936	30,566	24,844	20,488
Shares of common stock outstanding at end of period	35,348	31,011	30,871	24,923	24,780

Ratios / Supplemental Data
Net asset value at beginning of period	$434,491	$400,435	$332,506	$334,531	$234,945
Net asset value at end of period	$419,940	$434,491	$400,435	$332,506	$334,531
Average net asset value	$438,165	$407,195	$408,182	$343,919	$275,889
Stock price at end of period	$10.43	$17.96	$13.04	$14.22	$10.89

Total return based on net asset value per share(3)	(3.3)%	19.9%	14.2%	9.5%	16.0%
Total return based on stock price(4)	(33.7)%	52.8%	7.7%	44.7%	(2.3)%

Net investment income to average net asset value	14.5%	10.1%	11.7%	11.1%	12.7%
Net increase (decrease) in net assets to average net asset value	(4.6)%	18.8%	8.6%	9.2%	13.3%
Ratio of expenses to average net asset value	12.8%	11.4%	10.6%	10.2%	10.8%
Operating expenses excluding incentive fees to average net asset value	11.2%	8.8%	8.5%	7.9%	7.6%
Income incentive fees to average net asset value	1.5%	2.5%	2.1%	2.4%	3.2%
Capital gains incentive fees to average net asset value	0.0%	0.0%	0.0%	0.0%	0.0%
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

The weighted average portfolio yield on total debt investments shown below is for the years ended December 31, 2022, 2021, 2020, 2019 and 2018:

Ratios (Percentages, on an annualized basis)(1)	For the Year Ended December 31,
	2022	2021	2020	2019	2018
Weighted average portfolio yield on total debt investments(2)	14.7%	13.7%	13.8%	15.0%	17.1%
Coupon income	10.8%	9.7%	9.8%	10.1%	10.7%
Accretion of discount	0.8%	0.9%	1.0%	1.1%	1.0%
Accretion of end-of-term payments	1.8%	1.5%	1.7%	1.9%	2.2%
Impact of prepayments during the period	1.3%	1.6%	1.3%	1.9%	3.2%

Prime Rate at end of period(3)	7.50%	3.25%	3.25%	4.75%	5.50%
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
Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the years ended December 31, 2022, 2021 and 2020:

Basic and Diluted Share Information (in thousands, except per share data)	For the Year Ended December 31,
	2022	2021	2020
Net investment income	$63,555	$41,104	$47,854
Net increase (decrease) in net assets resulting from operations	$(20,070)	$76,558	$35,307
Weighted average shares of common stock outstanding	32,690	30,936	30,566
Net investment income per share of common stock	$1.94	$1.33	$1.57
Net increase (decrease) in net assets resulting from operations per share of common stock	$(0.61)	$2.47	$1.16
Note 10.    Equity
Since inception through December 31, 2022, the Company has issued 34,999,352 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, a registered follow-on offering in 2020 and a registered follow-on offering in 2022. The Company received net proceeds from these offerings of $488.1 million, net of the portion of the underwriting sales load and offering costs paid by the Company. Included in the $488.1 million of net proceeds from these offerings is $55.3 million in net proceeds from the Company’s issuance in August 2022 of an aggregate of 4,161,807 shares of common stock in a registered follow-on offering pursuant to an underwriting agreement by and among the Company, the Adviser and the Administrator, on the one hand, and Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in the underwriting agreement. 411,807 of the shares issued in August 2022 were issued pursuant to the underwriters’ option to purchase additional shares.
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
On September 30, 2022, we entered into a sales agreement (the “Sales Agreement”) with the Adviser, the Administrator and UBS Securities LLC (the “Sales Agent”), providing for the issuance from time to time of up to an aggregate of $50.0 million in shares of our common stock by means of at-the-market offerings (the “ATM Program”). Subject to the terms of the Sales Agreement, the Sales Agent is not required to sell any specific number or dollar amount of securities but will act as our sales agent using commercially reasonable efforts consistent with the Sales Agent’s normal trading and sales practices, on mutually agreed terms between us and the Sales Agent.
As of December 31, 2022, $50.0 million in shares remained available for sale under the ATM Program.

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
The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the years ended December 31, 2022, 2021 and 2020:

Issuance of Common Stock for the Year Ended December 31, 2022 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2022 distribution reinvestment	3/31/2022	26	$426	$—	$—	$16.59
Second quarter 2022 distribution reinvestment	6/30/2022	37	452	—	—	$12.10
Public follow-on	8/9/2022	3,750	51,563	1,547	177	$13.75
Public follow-on (over-allotment)	8/31/2022	412	5,662	170	—	$13.75
Third quarter 2022 distribution reinvestment	9/30/2022	46	479	—	—	$10.32
Fourth quarter 2022 distribution reinvestment	12/30/2022	66	654	—	—	$9.91
Total issuance		4,337	$59,236	$1,717	$177

Issuance of Common Stock for the Year Ended December 31, 2021 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
Fourth quarter 2020 special distribution reinvestment	1/13/2021	11	$142	$—	$—	$12.76
First quarter 2021 distribution reinvestment	3/31/2021	35	482	—	—	$13.73
Second quarter 2021 distribution reinvestment	6/30/2021	33	471	—	—	$14.43
Third quarter 2021 distribution reinvestment	9/15/2021	34	509	—	—	$14.83
Fourth quarter 2021 distribution reinvestment	12/15/2021	27	439	—	—	$16.38
Total issuance		140	$2,043	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2020 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
Public follow-on	1/13/2020	5,000	$70,400	$2,150	$218	$14.08
Public follow-on (over-allotment)	1/17/2020	750	10,560	323	33	$14.08
First quarter 2020 distribution reinvestment	3/30/2020	73	413	—	—	$5.63
Second quarter 2020 distribution reinvestment	6/30/2020	38	373	—	—	$9.77
Third quarter 2020 distribution reinvestment	9/15/2020	44	471	—	—	$10.87
Fourth quarter 2020 distribution reinvestment	12/14/2020	43	506	—	—	$11.73
Total issuance		5,948	$82,723	$2,473	$251
The Company had 35,348,049 and 31,010,853 shares of common stock outstanding as of December 31, 2022 and 2021, respectively.
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

For the tax years ended December 31, 2022, 2021 and 2020, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $726,000, $337,000 and $478,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to December 31, 2022. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2022, 2018 and 2017, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
			Total cash distributions	$13.05
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.
(2)Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. For the year ended December 31, 2022, total distributions of $1.55 per share were declared and paid, which includes a $0.10 per share special distribution paid on December 30, 2022, and represented distributions from ordinary income. For the year ended December 31, 2021, total distributions of $1.44 per share were declared and paid, and represented distributions from ordinary income and long term capital gains as a result of the Company’s earnings and profits exceeding its distributions. For the year ended December 31, 2020, total distributions of $1.54 per share were declared and paid, which includes a $0.10 per share special distribution paid on January 13, 2021, and represented distributions from ordinary income and long term capital gains as a result of the Company’s earnings and profits exceeding its distributions. As of December 31, 2022, the Company estimated it had undistributed taxable earnings from net investment income of $22.5 million, or $0.64 per share. Since March 5, 2014 (commencement of operations) to December 31, 2022, total distributions of $13.05 per share have been paid.
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
It is the Company’s intention to distribute 100% of its annual taxable income to its stockholders and thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020.
In addition, during the years ended December 31, 2022 and 2021, the Company adjusted net assets for permanent differences between financial reporting and tax reporting. These differences relate to non-deductible excise taxes that were reclassified between the following components of net assets:

	For the Year Ended December 31,
(in thousands)	2022	2021
Paid-in capital in excess of par value	$(726)	$(337)
Undistributed net investment income	726	337
Realized gains (losses)	—	—
For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains, or a combination thereof. During the year ended December 31, 2022, the Company distributed $51.6 million through four regular quarterly distributions and one special distribution. During the year ended December 31, 2021, the Company distributed $44.5 million through four regular quarterly distributions. The tax character of distributions paid for the years ended December 31, 2022 and 2021 was $51.6 million and $39.5 million from ordinary income, respectively, and $5.0 million in distributions made from long term capital gains during the year ended December 31, 2021. The Company expects to distribute $22.5 million of undistributed taxable income in 2023 to meet its intention of distributing all of its taxable income earned in the calendar year 2022. The amount of undistributed taxable income in the calendar year 2022 arises from $22.5 million of excess ordinary income. The Company distributed $12.4 million of undistributed taxable income in 2022 to meet its intention of distributing all of its taxable income earned in the calendar year 2021. The tax cost of investments is $941.9 million as of December 31, 2022. As of December 31, 2022 the Company has $80.9 million capital loss carryforwards available to offset future realized capital gains.

As of December 31, 2022 and 2021, the components of distributable earnings on a tax basis are as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021
Undistributed ordinary income	$22,529	$12,439
Undistributed-long term capital gains/(loss) carryforward	(80,903)	(37,490)
Unrealized gains (losses)	7,389	45,014
Total	$(50,985)	$19,963
For the year ended December 31, 2022, the Company paid $337,000 of U.S. federal excise tax and had $726,000 accrued but unpaid U.S federal excise tax as of the balance sheet date. For the year ended December 31, 2021, the Company paid $478,000 of U.S. federal excise tax and had $337,000 accrued but unpaid U.S federal excise tax as of the balance sheet date.
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
Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2019-2022 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The Company may remain subject to examination by the state taxing authorities for an additional year depending on the jurisdiction.
Note 13. Selected Quarterly Financial Results
The following tables set forth selected quarterly financial data for the three months ended March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, and for the three months ended March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021.

Selected Quarterly Financial Results (unaudited) (in thousands, except per share data)	For the Three Months Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total investment and other income	$27,349	$27,428	$29,698	$34,949
Net investment income	$13,547	$12,654	$16,860	$20,494
Net realized gains (losses) on investments	$(3,105)	$(745)	$(13,187)	$(28,963)
Net change in unrealized unrealized gains (losses) on investments	$(4,737)	$(26,322)	$(3,241)	$(3,325)
Net increase (decrease) in net assets resulting from operations	$5,705	$(14,413)	$432	$(11,794)

Basic and diluted net investment income per share	$0.44	$0.41	$0.51	$0.58
Basic and diluted net increase in net assets per share	$0.18	$(0.46)	$0.01	$(0.33)
Net asset value per common share at period end	$13.84	$13.01	$12.69	$11.88

Selected Quarterly Financial Results (unaudited) (in thousands, except per share data)	For the Three Months Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Total investment and other income	$19,974	$20,322	$21,227	$25,869
Net investment income	$8,907	$9,403	$9,887	$12,907
Net realized gains (losses) on investments	$(15,697)	$55	$(3,122)	$(1,237)
Net change in unrealized unrealized gains (losses) on investments	$18,649	$3,209	$32,095	$2,183
Net realized loss on extinguishment of debt	$—	$(681)	$—	$—
Net increase (decrease) in net assets resulting from operations	$11,859	$11,986	$38,860	$13,853

Basic and diluted net investment income per share	$0.29	$0.30	$0.32	$0.42
Basic and diluted net increase in net assets per share	$0.38	$0.39	$1.26	$0.45
Net asset value per common share at period end	$13.00	$13.03	$13.92	$14.01

Note 14. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2022, except as discussed below.
Distribution
On February 21, 2023, the Board declared a $0.40 per share regular quarterly distribution, representing an 8% increase over the prior quarter’s $0.37 per share distribution and an 11% increase over the first quarter 2022 distribution. The first quarter 2023 distribution is payable on March 31, 2023 to stockholders of record on March 15, 2023.
Recent Portfolio Activity
From January 1, 2023 through February 28, 2023, the Company closed $3.7 million of additional debt commitments and funded $29.8 million in new investments. TPC’s direct originations platform entered into $55.5 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

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
Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of the Registered Public Accounting Firm
This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of the Company’s internal control over financial reporting as of December 31, 2022 pursuant to the rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
FEES AND EXPENSES
The following table is being provided to update, as of December 31, 2022, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-254802), declared effective by the SEC on May 26, 2021, as supplemented by any prospectus supplements relating to our ATM Program. The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K, or any filing under the Securities Act into which this Annual Report on Form 10-K is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder Transaction Expenses:
Sales load or other commission payable by us (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as a percentage of net assets attributable to common stock):
Base management fee payable under the Investment Advisory Agreement	3.75%	(4)
Incentive fee payable under the Investment Advisory Agreement (20% of net investment income and realized capital gains)	3.34%	(5)
Interest payments on borrowed funds	6.37%	(6)
Other expenses	1.60%	(7)
Total annual expenses	15.06%
__________
(1)The maximum agent commission with respect to the shares of our common stock sold under the ATM Program is 2.00%. In the event that our securities are sold to or through underwriters or other agents, a corresponding prospectus or prospectus supplement will disclose the applicable sales load and other offering expenses to be borne by us and our stockholders.
(2)Estimated offering expenses payable by us for the estimated duration of the ATM Program are approximately $250,000 and assumes we sell all $50.0 million of common stock initially available for sale under the ATM Program. In the event that we conduct another public offering of our securities, a corresponding prospectus or prospectus supplement will disclose the estimated offering expenses.
(3)The expenses of the dividend reinvestment plan are included in “Other expenses.” The plan administrator’s fees will be paid by us. We will not charge any brokerage charges or other charges to stockholders who participate in the plan. However, your own broker may impose brokerage charges in connection with your participation in the plan.
(4)Our base management fee, payable quarterly in arrears, is calculated at an annual rate of 1.75% of our average adjusted gross assets, including assets purchased with borrowed amounts and other forms of leverage. See “Business-Management Agreements-Investment Advisory Agreement” in this Annual Report on Form 10-K for more information.
(5)Assumes that annual incentive fees earned by our Adviser remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the year ended December 31, 2022 adjusted for any equity issuances. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable. Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since March 5, 2014. Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.
(6)“Interest payments on borrowed funds” represent our estimated annual interest payment, fees and credit facility expenses and are based on results of operations for the year ended December 31, 2022, including with respect to the Credit Facility, the 2025 Notes, the 2026 Notes and the 2027 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)“Other expenses” (approximately $6.7 million) represent amounts which are based upon the results of our operations for the year ended December 31, 2022, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.

Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (1)	$117	$329	$512	$874
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized capital gains	$127	$353	$545	$910
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

Financial Highlights
The following table shows the financial highlights for the years ended December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and for the period from March 5, 2014 (Commencement of Operations) to December 31, 2014. The most recent five years ended December 31, 2022, 2021, 2020, 2019 and 2018 have been audited. Refer to “Note 8. Financial Highlights” in the notes to the consolidated financial statements.

Financial Highlights (in thousands, except per share data)	For the Year Ended December 31, or as of December 31,
	2022	2021	2020	2019	2018	2017	2016	2015	2014(1)
Per Share Data(2)(3)
Initial public offering price	$—	$—	$—	$—	$—	$—	$—	$—	$15.00
Front end sales charges	—	—	—	—	—	—	—	—	(0.44)
Net proceeds	—	—	—	—	—	—	—	—	14.56
Offering costs	—	—	—	—	—	—	—	—	(0.18)
Net asset value at beginning of period	$14.01	$12.97	$13.34	$13.50	$13.25	$13.51	$14.21	$14.61	$14.38
Changes in net asset value due to:
Net investment income	1.94	1.33	1.57	1.54	1.71	1.61	1.42	1.46	1.30
Net realized gains (losses) on investments	(1.41)	(0.65)	0.28	(0.02)	0.08	(0.01)	(1.28)	(0.02)	—
Net change in unrealized gains (losses) on investments	(1.14)	1.81	(0.69)	(0.24)	(0.01)	(0.35)	0.55	(0.40)	0.15
Net increase (decrease) from capital share transactions(3)	0.03	—	0.01	—	0.01	—	0.05	—	—
Net realized losses on extinguishment of debt	—	(0.02)	—	—	—	(0.07)	—	—	—
Distributions from net investment income	(1.55)	(1.28)	(1.44)	(1.42)	(1.54)	(1.44)	(0.24)	(1.44)	(1.22)
Distributions from realized gains on investments	—	(0.16)	(0.10)	(0.02)	—	—	—	—	—
Distributions from return of capital	—	—	—	—	—	—	(1.20)	—	—
Net asset value at end of period	$11.88	$14.01	$12.97	$13.34	$13.50	$13.25	$13.51	$14.21	$14.61

Net investment income per share	$1.94	$1.33	$1.57	$1.54	$1.71	$1.61	$1.42	$1.46	$1.30
Net increase in net assets resulting from operations per share	$(0.61)	$2.47	$1.16	$1.28	$1.78	$1.18	$0.69	$1.03	$1.45
Weighted average shares of common stock outstanding for period	32,690	30,936	30,566	24,844	20,488	16,324	16,160	15,042	9,870
Shares of common stock outstanding at end of period	35,348	31,011	30,871	24,923	24,780	17,730	15,981	16,302	9,924

Ratios / Supplemental Data
Net asset value at beginning of period	$434,491	$400,435	$332,506	$334,531	$234,945	$215,863	$231,646	$144,979	$141,572
Net asset value at end of period	$419,940	$434,491	$400,435	$332,506	$334,531	$234,945	$215,863	$231,646	$144,979
Average net asset value	$438,165	$407,195	$408,182	$343,919	$275,889	$219,457	$218,881	$218,623	$144,237
Stock price at end of period	$10.43	$17.96	$13.04	$14.22	$10.89	$12.69	$11.78	$11.96	$14.85

Total return based on net asset value per share(4)	(3.3)%	19.9%	14.2%	9.5%	16.0%	9.6%	8.9%	9.5%	10.1%
Total return based on stock price(5)	(33.7)%	52.8%	7.7%	44.7%	(2.3)%	20.4%	12.9%	(9.4)%	7.1%

Net investment income to average net asset value	14.5%	10.1%	11.7%	11.1%	12.7%	12.0%	10.5%	10.0%	10.7%

Net increase (decrease) in net assets to average net asset value	(4.6)%	18.8%	8.6%	9.2%	13.3%	8.8%	5.1%	7.1%	12.0%
Ratio of expenses to average net asset value	12.8%	11.4%	10.6%	10.2%	10.8%	11.5%	9.4%	9.2%	10.5%
Operating expenses excluding incentive fees to average net asset value	11.2%	8.8%	8.5%	7.9%	7.6%	8.9%	8.1%	7.3%	8.1%
Income incentive fees to average net asset value	1.5%	2.5%	2.1%	2.4%	3.2%	2.6%	1.3%	2.0%	2.2%
Capital gains incentive fees to average net asset value	—%	—%	—%	—%	—%	—%	—%	(0.1)%	0.2%
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

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2023 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
We have adopted a code of business conduct and ethics that applies to directors, officers and employees of the Company. This code of ethics is published under the “Governance Documents” tab on our website at www.tpvg.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2023 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2023 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2023 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2023 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

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

10.8
Form of Receivables Financing Agreement, dated as of February 21, 2014, among TPVG Variable Funding Company LLC, as borrower, TriplePoint Venture Growth BDC Corp., individually and as collateral manager and as sole equityholder of the borrower, Vervent Inc., as backup collateral manager, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, Deutsche Bank Trust Company Americas, as paying agent, Computershare Trust Company, N.A. as custodian and the other agents parties thereto, as amended and conformed through Omnibus Amendment dated July 22, 2022(22)

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

10.12	Securities Purchase Agreement, dated as of October 25, 2017, by and between the Company and James P. Labe, Sajal K. Srivastava, and Andrew J. Olson(16)

10.13	Sales Agreement, dated as of September 30, 2022, by and among TriplePoint Venture Growth BDC Corp., TriplePoint Advisers LLC, TriplePoint Administrator LLC and UBS Securities LLC(23)

10.14	Form of Custody Agreement, dated as of January 30, 2023, by TriplePoint Venture Growth BDC Corp. and KeyBank National Association(*)

21.1	List of Subsidiaries(*)

23.1	Consent of Deloitte & Touche LLP(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

99.1	Report of Deloitte & Touche LLP on Senior Securities Table(*)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(*)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(18)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 1, 2021.
(19)Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-K (File No. 814-01044) filed on March 4, 2020.
(20)Incorporated by reference to Exhibit (j)(2) to the Registrant’s Registration Statement on Form N-2 (File No. 333-254802) filed on March 29, 2021.
(21)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 1, 2022.
(22)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01044) filed on July 25, 2022.
(23)Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01044) filed on September 30, 2022.
(*)    Filed herewith.
(**)    Furnished herewith.
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

TriplePoint Venture Growth BDC Corp.
Date: March 1, 2023	By:	/s/ JAMES P. LABE
James P. Labe
Chief Executive Officer and Chairman
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 1, 2023.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	James P. Labe		March 1, 2023

By:	/s/ CHRISTOPHER M. MATHIEU	Chief Financial Officer (Principal Financial and Accounting Officer)
	Christopher M. Mathieu		March 1, 2023

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President, Secretary, Treasurer and Director
	Sajal K. Srivastava		March 1, 2023

By:	/s/ GILBERT E. AHYE	Director
	Gilbert E. Ahye		March 1, 2023

By:	/s/ STEVEN P. BIRD	Director
	Steven P. Bird		March 1, 2023

By:	/s/ STEPHEN A. CASSANI	Director
	Stephen A. Cassani		March 1, 2023

By:	/s/ CYNTHIA M. FORNELLI	Director
	Cynthia M. Fornelli		March 1, 2023

By:	/s/ KATHERINE J. PARK	Director
	Katherine J. Park		March 1, 2023

By:	/s/ KIMBERLEY H. VOGEL	Director
	Kimberley H. Vogel		March 1, 2023