Form 10-Q
period 2023-03-31
TriplePoint Venture Growth BDC Corp.
filed 2023-05-03
CIK 1580345

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
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
There were 35,397,354 shares of the Registrant’s common stock outstanding as of May 3, 2023.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments at fair value (amortized cost of $1,003,826 and $959,407, respectively)	$982,828	$949,276
Cash and cash equivalents	57,293	51,489
Restricted cash	336	7,771
Deferred credit facility costs	3,774	4,128
Prepaid expenses and other assets	2,166	1,869
Total assets	$1,046,397	$1,014,533

Liabilities
Revolving Credit Facility	$220,000	$175,000
2025 Notes, net	69,588	69,543
2026 Notes, net	198,709	198,598
2027 Notes, net	123,908	123,839
Base management fee payable	4,311	4,203
Income incentive fee payable	—	—
Other accrued expenses and liabilities	15,927	23,410
Total liabilities	$632,443	$594,593
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	354	353
Paid-in capital in excess of par value	471,046	470,572
Total distributable earnings (loss)	(57,446)	(50,985)
Total net assets	$413,954	$419,940
Total liabilities and net assets	$1,046,397	$1,014,533

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	35,397	35,348
Net asset value per share	$11.69	$11.88

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Investment income
Interest income from investments	$32,254	$25,934
Other income
Expirations / terminations of unfunded commitments	972	44
Other fees	403	1,371
Total investment and other income	33,629	27,349

Operating expenses
Base management fee	4,311	3,717
Income incentive fee	—	3,387
Interest expense and amortization of fees	9,245	5,099
Administration agreement expenses	573	578
General and administrative expenses	921	1,021
Total operating expenses	15,050	13,802

Net investment income	18,579	13,547

Net realized and unrealized gains/(losses)
Net realized gains (losses) on investments	(33)	(3,105)
Net change in unrealized gains (losses) on investments	(10,867)	(4,737)
Net realized and unrealized gains/(losses)	(10,900)	(7,842)

Net increase (decrease) in net assets resulting from operations	$7,679	$5,705

Per share information (basic and diluted)
Net investment income per share	$0.53	$0.44
Net increase (decrease) in net assets per share	$0.22	$0.18
Weighted average shares of common stock outstanding	35,349	31,011
Total distributions declared per share	$0.40	$0.36

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of December 31, 2021	31,011	$310	$414,218	$19,963	$434,491
Net increase (decrease) in net assets resulting from operations	—	—	—	5,705	5,705
Distributions reinvested in common stock	26	—	426	—	426
Distributions from distributable earnings	—	—	—	(11,163)	(11,163)
Balance as of March 31, 2022	31,037	$310	$414,644	$14,505	$429,459

Balance as of December 31, 2022	35,348	$353	$470,572	$(50,985)	$419,940
Net increase (decrease) in net assets resulting from operations	—	—	—	7,679	7,679
Issuance of common stock	—	—	—	—	—
Distributions reinvested in common stock	49	1	566	—	567
Distributions from distributable earnings	—	—	—	(14,140)	(14,140)
Offering costs	—	—	(92)	—	(92)
Balance as of March 31, 2023	35,397	$354	$471,046	$(57,446)	$413,954

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$7,679	$5,705
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(57,007)	(64,969)
Principal payments and proceeds from investments	19,991	121,648
Payment-in-kind interest on investments	(2,085)	(1,583)
Net change in unrealized (gains) losses on investments	10,867	4,737
Net realized (gains) losses on investments	33	3,105
Amortization and (accretion) of premiums and discounts, net	(1,810)	(4,262)
(Accretion) reduction of end-of-term payments, net of prepayments	(3,541)	218
Amortization of debt fees and issuance costs	585	408
Change in operating assets and liabilities:
Prepaid expenses and other assets	(297)	98
Base management fee payable	108	452
Income incentive fee payable	—	160
Other accrued expenses and liabilities	(7,483)	(11,505)
Net cash (used in) provided by operating activities	(32,960)	54,212
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	45,000	25,000
Repayments under revolving credit facility	—	(200,000)
Distributions paid	(13,573)	(10,737)
Proceeds from issuance of 2027 Notes	—	125,000
Debt issuance costs	(6)	(1,347)
Offering costs	(92)	—
Net cash provided by (used in) financing activities	31,329	(62,084)
Net change in cash, cash equivalents and restricted cash	(1,631)	(7,872)
Cash, cash equivalents and restricted cash at beginning of period	59,260	59,147
Cash, cash equivalents and restricted cash at end of period	$57,629	$51,275

	For the Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$57,293	$51,275
Restricted cash	336	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$57,629	$51,275

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,873	$7,244
Distributions reinvested	$566	$426
Excise tax paid	$726	$337

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	5/17/2022	$8,333	$8,355	$8,355	5/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	7/21/2022	8,750	8,734	8,734	7/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	9/30/2022	5,750	5,716	5,716	9/30/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	2/6/2023	2,167	2,135	2,135	2/28/2025
Total Application Software - 6.02%*			25,000	24,940	24,940

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	6,189	6,272	6,203	12/31/2024
	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)	5/6/2022	11,000	11,046	10,733	11/30/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	6/29/2022	7,000	6,917	6,787	12/31/2026
			24,189	24,235	23,723
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	20,000	20,332	20,332	6/30/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	346	346	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	559	559	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	283	283	10/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)(2)	1/21/2022	346	351	351	1/31/2024
			21,509	21,871	21,871
Hi.Q, Inc.(7)	Growth Capital Loan (11.75% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,416	9,468	6/30/2024
	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 1.00% EOT payment)	12/31/2020	6,867	6,881	4,907	8/31/2025
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 5.00% EOT payment)(2)	5/6/2022	5,000	4,928	3,573	5/31/2025
			25,117	25,225	17,948
Uniphore Technologies Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	7,000	7,098	7,056	6/30/2024
	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	7,000	7,098	7,056	6/30/2024
			14,000	14,196	14,112
Total Business Applications Software - 18.76%*			84,815	85,527	77,654

Business Products and Services
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)	12/30/2021	20,000	20,013	20,013	12/31/2025
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.75% EOT payment)(2)	11/8/2022	5,000	4,952	4,952	5/31/2026
			25,000	24,965	24,965
Quick Commerce Ltd(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)	5/4/2022	21,000	20,887	20,887	5/31/2025
RenoRun US Inc.(1)(3)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)(2)	12/30/2021	2,250	2,231	2,119	12/31/2025
	Convertible Note (4.00% interest rate)(2)	12/30/2021	625	625	612	12/30/2023
			2,875	2,856	2,731
Total Business Products and Services - 11.74%*			48,875	48,708	48,583

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	$5,796	$5,947	$5,922	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	438	449	447	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	525	537	534	8/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	10/6/2021	2,430	2,469	2,451	10/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	1,578	1,599	1,585	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	4,233	4,289	4,253	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	1,414	1,427	1,413	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	540	545	540	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	95	96	95	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	3,060	3,078	3,046	1/31/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	1,166	1,163	1,147	4/30/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	439	438	432	4/30/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	9/21/2022	2,850	2,798	2,748	9/30/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/1/2022	5,130	5,018	4,924	10/31/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/22/2022	306	298	292	12/31/2024
			30,000	30,151	29,829
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK interest, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	26,563	26,620	26,620	3/31/2027
Total Business/Productivity Software - 13.64%*			56,563	56,771	56,449

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Revolver (Prime + 4.25% interest rate, 11.75% floor)(2)	12/30/2022	15,000	14,850	14,982	12/30/2025
The Aligned Company (f/k/a Thingy Thing Inc.)	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 6.25% EOT payment)	10/27/2021	2,000	2,039	2,039	4/30/2025
Total Consumer Finance - 4.11%*			17,000	16,889	17,021

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,289	2,358	2,348	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	12/30/2021	1,000	1,014	1,014	6/30/2025
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)(2)	10/31/2022	1,000	1,001	1,001	10/31/2025
			2,000	2,015	2,015
Underground Enterprises, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)	5/18/2022	2,250	2,249	2,192	11/30/2024
	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)	6/9/2022	1,500	1,520	1,473	3/31/2025
	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)	8/5/2022	2,250	2,269	2,190	5/31/2025
			6,000	6,038	5,855
Total Consumer Non-Durables - 2.47%*			10,289	10,411	10,218

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Avantstay, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 5.50% EOT payment)(2)	3/20/2023	$1,920	$1,874	$1,874	3/31/2026
Baby Generation, Inc.	Growth Capital Loan (Prime +7.50% interest rate, 10.75% floor, 8.00% EOT payment)(2)	1/26/2022	1,875	1,911	1,911	1/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	625	622	622	12/31/2024
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	2,188	2,146	2,146	3/31/2025
			4,688	4,679	4,679
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	7/5/2022	12,500	12,340	12,077	7/31/2025
	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)(2)	10/21/2022	12,500	12,306	12,011	10/31/2025
			25,000	24,646	24,088
Frubana Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.75% floor, 5.00% EOT payment)(2)	1/25/2023	210	206	206	1/31/2027
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	249	250	250	4/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	605	606	606	5/31/2025
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	4,000	4,011	4,011	5/31/2025
			4,854	4,867	4,867
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 7.75% EOT payment)(2)	8/12/2021	5,298	5,429	5,224	8/31/2025
	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 6.00% EOT payment)(2)	5/26/2022	7,000	6,911	6,672	5/31/2025
			12,298	12,340	11,896
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	3,350	3,496	3,474	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)(2)	2/9/2021	6,700	6,915	6,871	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/10/2021	7,475	7,708	7,654	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)(2)	8/31/2021	7,475	7,701	7,647	2/28/2025
			25,000	25,820	25,646
JOKR S.à r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	3,000	2,915	2,879	11/30/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/17/2022	1,000	990	990	8/31/2026
	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.45% EOT payment)(2)	11/2/2021	501	507	505	8/9/2023
			4,501	4,412	4,374
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	8,000	7,879	7,879	12/31/2025
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 9.25% EOT payment)	4/29/2022	5,000	5,059	5,059	1/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	6/6/2022	5,365	5,239	5,262	6/30/2026
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	8/29/2022	3,009	2,921	3,137	8/31/2026
			8,374	8,160	8,399

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 11.00% floor, 11.75% EOT payment)	2/26/2019	$4,000	$4,386	$4,328	2/29/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 11.00% floor, 10.55% EOT payment)	4/4/2019	2,000	2,165	2,137	2/29/2024
			6,000	6,551	6,465
Project 1920, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	2,000	2,028	2,004	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	2,100	2,142	2,116	3/25/2024
			4,100	4,170	4,120
Tempo Interactive Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	4/27/2022	18,750	18,903	18,903	4/30/2025
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	10,000	10,057	10,057	5/31/2026
Untitled Labs, Inc.	Growth Capital Loan (11.50% interest rate, 5.00% EOT payment)	6/23/2022	4,167	4,130	4,066	6/30/2026
	Growth Capital Loan (13.00% interest rate, 5.00% EOT payment)	10/20/2022	5,833	5,717	5,668	10/31/2026
			10,000	9,847	9,734
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	2/1/2021	8,654	8,642	6,720	1/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	5/27/2021	4,370	4,341	3,253	5/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	1/31/2022	2,011	1,972	1,528	1/31/2026
	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	1/23/2023	926	904	868	12/31/2023
	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/1/2023	1,025	1,005	956	12/31/2023
	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/7/2023	893	867	838	12/31/2023
	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/14/2023	893	869	838	12/31/2023
	Revolver (Prime + 4.75% interest rate, 4.75% floor, 6.00% EOT payment)(2)	11/3/2022	1,875	1,856	1,726	10/31/2023
	Revolver (Prime + 4.75% interest rate, 4.75% floor, 6.00% EOT payment)(2)	11/3/2022	1,875	1,856	1,726	10/31/2023
			22,522	22,312	18,453
Total Consumer Products and Services - 40.27%*			171,217	171,782	166,699

Database Software
Sisense, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.25% EOT payment)	12/28/2021	13,000	13,379	13,379	6/30/2024
Total Database Software - 3.23%*			13,000	13,379	13,379

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

E-Commerce - Clothing and Accessories
Dia Styling Co.	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 8.25% EOT payment)	6/30/2022	$5,000	$5,119	$5,091	6/30/2025
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.25% floor, 6.75% EOT payment)	9/29/2021	24,167	24,217	24,217	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	16,500	16,645	16,645	6/30/2027
	Revolver (Prime + 6.50% interest rate, 10.00% floor)(2)	6/15/2022	612	680	680	6/15/2025
			17,112	17,325	17,325
Outfittery GMBH(1)(3)	Growth Capital Loan (11.00% PIK interest, 9.00% EOT payment)(2)	1/8/2021	22,036	24,600	21,960	1/1/2025
	Revolver (9.00%PIK interest, 5.00% EOT payment)(2)	3/5/2020	3,763	3,943	3,688	1/1/2025
	Revolver (9.00% PIK interest, 9.00% EOT payment)(2)	12/28/2022	2,131	2,181	2,107	1/1/2025
			27,930	30,724	27,755
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	10,500	10,922	10,767	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	7,000	6,988	6,778	12/31/2024
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	3/31/2022	7,000	6,972	6,782	9/30/2025
			24,500	24,882	24,327
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	19,500	20,011	19,889	11/30/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	3,000	2,970	2,943	12/31/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	5,500	5,534	5,482	12/31/2025
			28,000	28,515	28,314
Total E-Commerce - Clothing and Accessories - 30.69%*			126,709	130,782	127,029

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	4,168	4,278	4,235	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	1,951	1,999	1,979	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	4,162	4,245	4,196	8/31/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)(2)	2/17/2023	9,692	9,415	9,243	8/31/2025
Total E-Commerce - Personal Goods - 4.75%*			19,973	19,937	19,653

Entertainment
Luminary Roli Limited(1)(3)(7)	Growth Capital Loan(2)	8/31/2021	35,492	29,530	9,319	8/31/2026
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	18,795	18,797	17,178	9/30/2023
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,318	1,318	1,262	9/30/2023
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,230	1,230	1,177	12/31/2023
			21,343	21,345	19,617
Total Entertainment - 6.99%*			56,835	50,875	28,936

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (8.00% cash interest rate + 6.28% PIK interest, 14.28% floor)(2)	12/31/2020	32,570	32,159	32,159	12/31/2025
Total Financial Institution and Services - 7.77%*			32,570	32,159	32,159

Financial Software
Synapse Financial Technologies, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.75% floor, 4.00% EOT payment)(2)	7/29/2022	1,000	987	979	7/31/2025
Total Financial Software - 0.24%*			1,000	987	979

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	$15,000	$15,698	$15,698	12/31/2024
Total Food & Drug - 3.79%*			15,000	15,698	15,698

Healthcare Services
Hey Favor, Inc (f/k/a The Pill Club Holdings, Inc.)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.25% EOT payment)	8/5/2022	20,000	20,080	19,658	8/31/2024
Total Healthcare Services - 4.75%*			20,000	20,080	19,658

Healthcare Technology Systems
Kalderos, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)(2)	3/14/2023	1,200	1,158	1,158	6/30/2026
	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)(2)	3/21/2023	1,800	1,736	1,736	6/30/2026
	Growth Capital Loan (Prime + 4.50% interest rate, 10.75% floor, 7.25% EOT payment)(2)	3/21/2023	10,000	9,820	9,820	9/30/2026
			13,000	12,714	12,714
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 11.00% floor, 6.00% EOT payment)	12/30/2022	20,000	19,774	19,774	12/31/2025
Total Healthcare Technology Systems - 7.85%*			33,000	32,488	32,488

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)(2)	9/30/2022	20,000	19,690	19,690	3/31/2027
Total Multimedia and Design Software - 4.76%*			20,000	19,690	19,690

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)	6/13/2022	10,000	10,039	9,799	9/30/2025
	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)(2)	3/17/2023	10,000	9,805	9,805	6/30/2026
			20,000	19,844	19,604
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,881	5,854	3/8/2031
Total Other Financial Services - 6.15%*			27,035	26,725	25,458

Real Estate Services
Demain ES (d/b/a Luko)(1)(3)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	4,535	4,566	4,215	12/28/2024
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	5,669	5,707	5,269	12/28/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/4/2022	7,179	7,124	7,143	7/31/2025
			17,383	17,397	16,627
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)	12/30/2021	10,000	10,294	10,245	6/30/2024
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)	12/30/2022	5,000	4,950	4,927	12/31/2024
			15,000	15,244	15,172
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/25/2022	6,000	6,144	6,144	5/31/2024
	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	12/27/2022	4,000	3,986	3,986	12/31/2024
			10,000	10,130	10,130
McN Investments Ltd.(1)(3)	Growth Capital Loan (Prime + 3.38% interest rate, 6.63% floor, 1.25% EOT payment)(2)	2/28/2023	12,000	11,957	11,957	8/31/2023

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	$250	$252	$247	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	804	788	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	222	217	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	106	104	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	444	435	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	210	205	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	152	149	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,379	1,351	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	765	748	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	171	167	1/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	116	114	2/28/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	300	293	3/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	1,110	1,108	1,081	4/30/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	991	985	962	4/30/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2022	216	215	208	5/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	7/19/2022	200	197	192	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	7/19/2022	100	99	96	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	150	146	142	12/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)(2)	12/5/2022	361	352	342	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)(2)	12/5/2022	564	551	534	12/31/2025
			8,583	8,574	8,375
Total Real Estate Services - 15.04%*			62,966	63,302	62,261

Security Services
ForgeRock, Inc.	Growth Capital Loan (8.00% interest rate, 10.00% EOT payment)	3/27/2019	10,000	10,540	10,650	9/30/2025
	Growth Capital Loan (8.00% interest rate, 10.00% EOT payment)	9/30/2019	10,000	10,450	10,568	12/31/2025
	Growth Capital Loan (8.00% interest rate, 10.00% EOT payment)	12/23/2019	10,000	10,419	10,538	12/31/2025
Total Security Services - 7.67%*			30,000	31,409	31,756

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	12/30/2021	27,500	28,304	28,304	6/30/2024
Total Shopping Facilitators - 6.84%*			27,500	28,304	28,304

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	21,062	20,765	10/31/2024
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	10,467	10,320	10/31/2024
Total Travel & Leisure - 7.51%*			30,000	31,529	31,085

Total Debt Investments - 215.02%*			$929,347	$932,372	$890,097

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Aerospace and Defense
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	22,488	192	192
Total Aerospace and Defense - 0.05%*				192	192

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	5/10/2022	14,536	123	114
Total Application Software - 0.03%*				123	114

Building Materials/Construction Machinery
View, Inc.	Common Stock(2)	6/13/2017	105,682	500	—
Total Building Materials/Construction Machinery - 0.00%*				500	—

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	429
	Preferred Stock	6/29/2022	27,714	164	142
				302	571
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	117
Envoy, Inc.	Preferred Stock(2)	5/8/2020	35,893	82	401
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	1,086
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	294
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	390,340	1,017	1,686
	Preferred Stock(2)	6/20/2016	157,100	523	793
				1,540	2,479
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	1,293
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	—
	Preferred Stock	12/31/2020	114,319	125	—
				321	—
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,160	102	102
NewStore Inc.	Preferred Stock(2)	11/16/2022	48,941	18	18
OneSource Virtual, Inc.	Preferred Stock(2)	6/25/2018	70,773	161	457
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018		213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	100
Total Business Applications Software - 1.85%*				4,059	7,669

Business Products and Services
Cart.com, Inc.	Common Stock	12/30/2021	32,731	477	375
	Preferred Stock(2)	3/31/2022	4,532	25	25
				502	400
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	197
Quick Commerce Ltd(1)(3)	Preferred Stock	5/4/2022	1,390,448	311	111
RenoRun Inc.(1)(3)	Preferred Stock(2)	12/30/2021	15,906	348	—
Substack Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Total Business Products and Services - 0.17%*				1,364	714

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock	7/6/2021	9,457	556	160
Metropolis Technologies, Inc.	Preferred Stock(2)	3/30/2022	87,385	87	478
Total Business/Productivity Software - 0.15%*				643	638

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	$40	$67
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.04%*				120	178

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*				188	188

Computer Hardware
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	27,878	183	116
Total Computer Hardware - 0.03%*				183	116

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock	10/8/2020	108,468	346	588
The Aligned Company (f/k/a Thingy Thing Inc.)	Preferred Stock	10/21/2021	5,855	17	257
	Preferred Stock(2)	9/30/2022	163	2	2
				19	259
Total Consumer Finance - 0.20%*				365	847

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	8
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	2,262	85	85
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	42,929	30	28
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Preferred Stock(2)	11/27/2019	98,723	73	534
Total Consumer Non-Durables - 0.16%*				209	655

Consumer Products and Services
AvantStay, Inc.	Common Stock(2)	12/12/2022	24,495	151	151
Baby Generation, Inc.	Common Stock(2)	1/26/2022	33,964	25	25
Clutter Inc.	Preferred Stock(2)	10/18/2018	191,811	533	263
everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	25	25
Flink SE(1)(3)	Preferred Stock(2)	4/13/2022	178	339	237
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	22,948	100	100
Frubana Inc.(1)(3)	Preferred Stock(2)	9/30/2022	15,987	334	334
Good Eggs, Inc.	Preferred Stock(2)	8/12/2021	154,633	401	6
Hydrow, Inc.	Common Stock(2)	2/9/2021	103,267	143	293
	Preferred Stock(2)	8/6/2021	53,903	89	89
				232	382
JOKR S.à r.l.(1)(3)	Preferred Stock	10/14/2021	10,663	273	247
	Preferred Stock(2)	8/10/2022	746	3	8
				276	255
Lower Holding Company	Preferred Stock(2)	12/28/2022	146,431	189	26
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	Preferred Stock	4/29/2022	321,429	69	109
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/2/2022	147,091	208	48
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	15
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	5
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	41,140	23	23
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock	3/31/2021	14,709	93	14
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	460
Untitled Labs, Inc.	Common Stock	6/23/2022	227,273	171	234
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	2/1/2021	704,689	145	—
	Preferred Stock(2)	10/31/2022	82,514	10	—
				155	—
Total Consumer Products and Services - 0.90%*				4,292	3,732

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	$168	$128
Savage X, Inc.	Preferred Stock(2)	4/7/2020	28,977	471	803
Total Consumer Retail - 0.22%*				639	931

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021		190	465
Total Database Software - 0.11%*				190	465

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	477
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	469
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017		1,850	1,095
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	36
	Common Stock(2)	11/25/2015	149,203	1,081	127
				1,294	163
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock	11/30/2020	229,330	762	206
Trendly, Inc.	Preferred Stock	5/27/2021	574,742	381	615
	Preferred Stock(2)	6/7/2022	57,924	44	44
				425	659
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018		39	57
Total E-Commerce - Clothing and Accessories - 0.77%*				5,867	3,196

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)	4/2/2018	310,639	219	12
	Common Stock(2)	5/22/2019	128,322	228	1
				447	13
Merama Inc.	Preferred Stock	4/28/2021	191,274	405	1,502
Total E-Commerce - Personal Goods - 0.37%*				852	1,515

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	35
Total Entertainment - 0.01%*				922	35

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	609
Revolut Ltd(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	1,847
	Preferred Stock(2)	10/29/2019	7,945	324	2,040
				364	3,887
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	6,143
	Preferred Stock(2)	12/23/2015	46,548	136	2,070
				518	8,213
Total Financial Institution and Services - 3.29%*				2,112	13,618

Financial Software
Synapse Financial Technologies, Inc.	Nonvoting Stock(2)	7/29/2022	3,913	23	23
Total Financial Software - 0.01%*				23	23

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	$437	$32
	Cash Exit Fee(5)	12/28/2018		129	123
Total Food & Drug - 0.04%*				566	155

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	33,510	70	70
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	1,092
Total General Media and Content - 0.28%*				694	1,162

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	22	22
Hey Favor, Inc (f/k/a The Pill Club Holdings, Inc.)	Common Stock	12/31/2021	304,884	122	85
Vial Health Technology, Inc.	Preferred Stock(2)	12/14/2022	48,889	33	33
Total Healthcare Services - 0.03%*				177	140

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	43
Kalderos, Inc.	Preferred Stock(2)	12/27/2022	73,606	167	167
Thirty Madison, Inc.	Preferred Stock	12/30/2022	167,494	445	405
Total Healthcare Technology Systems - 0.15%*				670	615

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	183,642	309	332
Open Space Labs, Inc.	Preferred Stock(2)	11/15/2022	2,954	7	7
Total Multimedia and Design Software - 0.08%*				316	339

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	103
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	332
Corelight, Inc.	Common Stock(2)	9/29/2022	82,759	423	423
Total Network Systems Management Software - 0.21%*				609	858

Other Financial Services
Jerry Services, Inc.	Preferred Stock	6/13/2022	41,936	169	198
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	392
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	298
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	1,488,450	223	4,197
Total Other Financial Services - 1.23%*				877	5,085

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	$6	$15
Demain ES (d/b/a Luko)(1)(3)	Preferred Stock(2)	12/23/2021	8,512	327	126
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	443
	Preferred Stock(2)	11/5/2020	55,326	76	360
				120	803
Homeward, Inc.	Preferred Stock	12/10/2021	71,816	211	78
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	37,485	295	116
Mynd Management, Inc.	Preferred Stock(2)	5/25/2022	6,177	6	6
Sonder Holdings Inc.	Common Stock(2)	12/28/2018	200,480	232	24
	Common Stock(2)	3/4/2020	20,988	42	1
				274	25
True Footage Inc.	Preferred Stock	11/24/2021	88,762	147	213
Total Real Estate Services - 0.33%*				1,386	1,382

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	12/30/2021	36,450	169	80
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.05%*				211	218

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Transportation
Bird Global, Inc. (f/k/a Bird Rides, Inc.)	Common Stock(2)	4/18/2019	59,908	193	—
Total Transportation - 0.00%*				193	—

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	362	255
	Preferred Stock(2)	8/26/2022	8,455	225	225
Total Travel & Leisure - 0.12%*				587	480

Total Warrant Investments - 10.97%*				$29,557	$45,424

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$245
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	250	356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	158
Envoy, Inc.	Preferred Stock(2)	12/30/2021	21,216	667	667
FlashParking, Inc.	Preferred Stock(2)	7/19/2022	33,116	455	453
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	357
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	264
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Toast, Inc.	Common Stock(2)(10)	2/1/2018	128,379	27	2,279
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	287
Total Business Applications Software - 1.25%*				2,660	5,169

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	75
Total Business/Productivity Software - 0.02%*				150	75

Commercial Services
MXP Prime GmbH(1)(3)	Preferred Stock(2)	2/3/2022	96	1,140	1,090
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.28%*				1,190	1,140

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	198
Total Consumer Finance - 0.05%*				150	198

Consumer Non-Durables
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Common Stock(2)(10)	4/29/2019	78,935	500	783
Misfits Market, Inc. (f/k/a Imperfect Foods, Inc.)	Preferred Stock(2)	12/31/2022	1,615	142	152
	Preferred Stock(2)	12/31/2022	7,196	358	385
				500	537
Total Consumer Non-Durables - 0.32%*				1,000	1,320

Consumer Products and Services
everdrop GmbH(1)(3)	Preferred Stock(2)	8/1/2022	78	310	328
Frubana Inc.(1)(3)	Preferred Stock(2)	7/13/2022	7,993	500	500
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	421
	Preferred Stock(2)	3/19/2021	46,456	335	295
				668	716
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,796	187	184
	Preferred Stock(2)	11/3/2022	553	37	37
				224	221
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	140,059	420	—
Total Consumer Products and Services - 0.43%*				2,122	1,765

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	738
	Preferred Stock(2)	11/30/2021	10,393	500	500
Total Consumer Retail - 0.30%*				1,000	1,238

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	$500	$502
Total E-Commerce - Clothing and Accessories - 0.12%*				500	502

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)(10)	6/5/2018	157,882	500	69
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	194
	Preferred Stock(2)	4/19/2021	14,490	83	168
	Preferred Stock(2)	9/1/2021	10,298	167	160
				283	522
Total E-Commerce - Personal Goods - 0.14%*				783	591

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(10)	1/5/2018	62,258	250	260
Total Educational/Training Software - 0.06%*				250	260

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	455
Total Entertainment - 0.11%*				3,525	455

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	18,565	16,624
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	8,560
Total Financial Institution and Services - 6.08%*				18,857	25,184

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	128,423	716	375
Total Food & Drug - 0.09%*				716	375

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	127,656	1,000	1,000
Total General Media and Content - 0.24%*				1,000	1,000

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	224
	Common Stock(2)	1/14/2020	142,855	404	264
				600	488
Kalderos, Inc.	Preferred Stock(2)	12/27/2022	45,403	325	325
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	102
Thirty Madison, Inc.	Preferred Stock(2)	5/31/2019	81,708	1,000	763
Total Healthcare Technology Systems - 0.41%*				2,303	1,678

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	42,378	231	231
Total Multimedia and Design Software - 0.06%*				231	231

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of March 31, 2023
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	$400	$902
	Preferred Stock(2)	4/7/2020	9,022	125	165
Total Network Systems Management Software - 0.26%*				525	1,067

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	5/6/2022	8,231	104	103
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	1,259
	Ordinary Shares(2)	1/5/2022	26,281	516	464
				1,516	1,723
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,731
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total Other Financial Services - 0.88%*				2,984	3,657

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/18/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	11,246	300	209
Sonder Holdings Inc.	Common Stock(2)(10)	5/21/2019	43,724	312	33
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	110
Total Real Estate Services - 0.09%*				741	381

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	229
	Preferred Stock(2)	5/9/2022	9,169	623	675
				923	904
Inspirato LLC	Common Stock(2)(4)(10)	9/11/2014	121,622	287	117
Total Travel & Leisure - 0.25%*				1,210	1,021

Total Equity Investments - 11.43%*				$41,897	$47,307

Total Investments in Portfolio Companies - 237.42%*(11)				$1,003,826	$982,828

Total Investments - 237.42%*(9)				$1,003,826	$982,828
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2023, non-qualifying assets represented 29.8% of the Company’s total assets, at fair value.
(2)As of March 31, 2023, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $57.5 million, $61.0 million and $3.5 million, respectively, for the March 31, 2023 investment portfolio. The tax cost of investments is $986.3 million.
(7)Debt is on non-accrual status as of March 31, 2023 and is therefore considered non-income producing. Non-accrual investments as of March 31, 2023 had a total cost and fair value of $77.1 million and $45.7 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in seven public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of March 31, 2023, the Company’s portfolio company investments that were subject to restrictions on sales totaled $979.2 million at fair value and represented 236.5% of the Company’s net assets. In addition, unless otherwise indicated, as of March 31, 2023, all investments are pledged as collateral as part of the Company’s revolving credit facility.
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
_______________

Notes applicable to the investments presented in the foregoing schedules of investments:
•Unless otherwise noted as an “Affiliate Investment” or a “Control Investment,” no investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company. As of March 31, 2023 and December 31, 2022, none of the Company’s investments represent a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Unless otherwise noted, interest rate is the annual cash interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of March 31, 2023, the Prime Rate was 8.00%. As of March 31, 2023, approximately 60.7%, or $564.3 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher.
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
March 31, 2023
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2023, including the significant accounting policies described in “Note 2. Significant Accounting Policies” in the Company’s consolidated financial statements included therein.
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
The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of March 31, 2023 and 2022, and, as a result, no capital gains incentive fees were recorded for the three months ended March 31, 2023 and 2022.

Management and Incentive Fees (in thousands)	For the Three Months Ended March 31,
	2023	2022
Base management fee	$4,311	$3,717
Income incentive fee	$—	$3,387
Capital gains incentive fee	$—	$—

Administration Agreement
The Board-approved Administration Agreement provides that the Administrator is responsible for furnishing the Company with office facilities and equipment and providing the Company with clerical, bookkeeping, recordkeeping services and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees, or arranges for, the performance of the Company’s required administrative services, which includes being responsible for the financial and other records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports and other materials filed with the SEC and any other regulatory authority. In addition, the Administrator assists the Company in determining and publishing net asset value (“NAV”), overseeing the preparation and filing of the Company’s tax returns and printing and disseminating reports and other materials to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, the Administrator also provides significant managerial assistance on the Company’s behalf to those companies that have accepted the Company’s offer to provide such assistance.
In consideration of the provision of the services of the Administrator, the Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. Payments under the Administration Agreement are equal to the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the chief compliance officer and chief financial officer and their respective staffs. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, the Administrator is paid an additional amount based on the services provided, which shall not exceed the amount the Company receives from such companies for providing this assistance.
For the three months ended March 31, 2023 and 2022, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.6 million and $0.6 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of March 31, 2023 and December 31, 2022. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$890,097	$890,097	$—	$—	$852,951	$852,951
Warrant investments	—	—	45,424	45,424	—	—	48,414	48,414
Equity investments	3,643	—	43,664	47,307	3,312	—	44,599	47,911
Total investments	$3,643	$—	$979,185	$982,828	$3,312	$—	$945,964	$949,276

The following tables show information about Level 3 investments measured at fair value for the three months ended March 31, 2023 and 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Three Months Ended March 31, 2023
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2022	$852,951	$48,414	$44,599	$945,964
Funding and purchases of investments, at cost	56,374	130	503	57,007
Principal payments and sale proceeds received from investments	(19,991)	—	—	(19,991)
Net amortization and accretion of premiums and discounts and end-of-term payments	5,318	—	—	5,318
Net realized gains (losses) on investments	—	—	—	—
Net change in unrealized gains (losses) included in earnings	(6,640)	(3,120)	(1,438)	(11,198)
Payment-in-kind coupon	2,085	—	—	2,085
Fair value as of March 31, 2023	$890,097	$45,424	$43,664	$979,185

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2023	$(6,640)	$(3,120)	$(1,438)	$(11,198)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the three months ended March 31, 2023.

Level 3 Investment Activity (in thousands)	For the Three Months Ended March 31, 2022
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2021	$757,222	$51,756	$43,942	$852,920
Funding and purchases of investments, at cost	61,459	814	2,696	64,969
Principal payments and sale proceeds received from investments	(121,402)	—	—	(121,402)
Net amortization and accretion of premiums and discounts and end-of-term payments	1,934	—	—	1,934
Net realized gains (losses) on investments	—	(240)	—	(240)
Net change in unrealized gains (losses) included in earnings	(4,759)	518	(231)	(4,472)
Payment-in-kind coupon	1,583	—	—	1,583
Transfers between investment types	—	(37)	37	—
Gross transfers out of Level 3(1)	—	—	(540)	(540)
Fair value as of March 31, 2022	$696,037	$52,811	$45,904	$794,752

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2022	$(2,509)	$277	$(231)	$(2,463)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the three months ended March 31, 2022, transfers relate to equity investments in publicly traded companies.
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended March 31, 2023, the Company recognized net realized losses on investments of $33,000. During the three months ended March 31, 2022, the Company recognized net realized losses on investments of $3.1 million.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended March 31, 2023 was $10.9 million. Net change in unrealized losses during the three months ended March 31, 2022 was $4.7 million.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of investments as of March 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$862,831	Discounted Cash Flows	Discount Rate	9.21% - 47.55%	18.87%
	27,266	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 50.00%	37.37%
Warrant investments	42,788	Black Scholes Option Pricing Model	Revenue Multiples	0.25x - 14.6x	3.83x
			Volatility	45.00% - 85.00%	59.81%
			Term	0.20 - 4.50 Years	3.05
			Discount for Lack of Marketability	20.00% - 20.00%	20.00%
			Risk Free Rate	0.09% - 4.41%	2.89%
	736	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	0.25 - 4.00 Years	3.26
	1,900	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.52
			Expected Recovery Rate	18.75% - 100.00%	89.29%
Equity investments	43,664	Black Scholes Option Pricing Model	Revenue Multiples	0.63x - 14.60x	3.96x
			Volatility	45.00% - 85.00%	64.63%
			Term	0.50 - 4.00 Years	3.00
			Risk Free Rate	0.13% - 4.39%	3.51%
Total investments	$979,185

Level 3 Investments (dollars in thousands)	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$821,244	Discounted Cash Flows	Discount Rate	7.99% - 24.36%	18.47%
	31,707	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% -50.00%	26.31%
Warrant investments	45,882	Black Scholes Option Pricing Model	Revenue Multiples	0.25x -14.60x	3.76x
			Volatility	45.00% - 85.00%	59.89%
			Term	0.20 - 4.50	3.08
			Discount for Lack of Marketability	20.00% - 20.00%	20.00%
			Risk Free Rate	0.09% - 4.41%	2.89%
	530	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	0.50 - 4.00	3.5
	2,002	Discounted Expected Return	Discount Rate	15.00% - 30.00%	24.80%
			Term	1.00 - 4.00	2.54
			Expected Recovery Rate	18.75% - 100.00%	90.48%
Equity investments	44,599	Black Scholes Option Pricing Model	Revenue Multiples	1.25x - 14.60x	3.85
			Volatility	45.00% - 85.00%	64.48%
			Term	0.50 - 4.25	3.31
			Risk Free Rate	0.13% - 4.39%	3.48%
Total investments	$945,964
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
Note 6. Borrowings
The following table shows the Company’s outstanding debt as of March 31, 2023 and December 31, 2022:

Liability (in thousands)	March 31, 2023			December 31, 2022
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$350,000	$220,000	$130,000	$350,000	$175,000	$175,000
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	200,000	200,000	—
2027 Notes	125,000	125,000	—	125,000	125,000	—
Total before deferred financing and issuance costs	745,000	615,000	130,000	745,000	570,000	175,000
Unamortized deferred financing and issuance costs	—	(6,569)	—	—	(7,148)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$745,000	$608,431	$130,000	$745,000	$562,852	$175,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company’s unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended March 31,
	2023	2022
Revolving Credit Facility
Interest cost	$3,735	$654
Unused fee	199	343
Amortization of costs and other fees	479	359
Revolving Credit Facility Total	$4,413	$1,356

2025 Notes
Interest cost	$788	$788
Amortization of costs and other fees	51	51
2025 Notes Total	$839	$839

2026 Notes
Interest cost	$2,250	$2,250
Amortization of costs and other fees	111	111
2026 Notes Total	$2,361	$2,361

2027 Notes
Interest cost	$1,562	$521
Amortization of costs and other fees	70	22
2027 Notes Total	$1,632	$543

Total interest expense and amortization of fees	$9,245	$5,099
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of March 31, 2023, the Company had $350 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances. On July 22, 2022, the Credit Facility was amended to, among other things, extend the revolving period from November 30, 2022 to May 31, 2024 and the scheduled maturity date from May 31, 2024 to November 30, 2025 (unless otherwise terminated earlier pursuant to its terms), as well as change the floating rate from LIBOR to SOFR.

Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants under the Credit Facility.
As of March 31, 2023 and December 31, 2022, the Company had outstanding borrowings under the Credit Facility of $220.0 million and $175.0 million, respectively, excluding deferred credit facility costs of $3.8 million and $4.1 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the three months ended March 31, 2023 and 2022, the Company had average outstanding borrowings under the Credit Facility of $190.7 million and $75.3 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 8.45% and 4.03%, respectively.
As of March 31, 2023 and December 31, 2022, $495.3 million and $359.7 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $551.1 million and $654.8 million of assets unencumbered, respectively.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants under the 2025 Notes.
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.4 million of deferred issuance cost as of March 31, 2023, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. As of March 31, 2023 and December 31, 2022, the fair value of the 2025 Notes was $64.6 million and $69.5 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

2026 Notes
On March 1, 2021, the Company completed a private debt offering of $200.0 million in aggregate principal amount of its 4.50% unsecured notes due March 1, 2026 (the “2026 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2026 Notes is payable semiannually on March 19 and September 19 each year.
The 2026 Notes are governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants under the 2026 Notes.
The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.3 million of deferred issuance cost as of March 31, 2023, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. As of March 31, 2023 and December 31, 2022, the fair value of the 2026 Notes was $179.9 million and $198.6 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
2027 Notes
On February 28, 2022, the Company completed a private debt offering of $125.0 million in aggregate principal amount of its 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2027 Notes is payable semiannually on February 28 and August 28 each year.
The 2027 Notes are governed by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes and the 2026 Notes. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.1 million of deferred issuance cost as of March 31, 2023, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of March 31, 2023 and December 31, 2022, the fair value of the 2027 Notes was $114.4 million and $113.9 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of March 31, 2023 and 2022:

Liability (in thousands)	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$220,000	$220,000	$—	$—	$175,000	$175,000
2025 Notes, net(1)	—	—	64,170	64,170	—	—	63,930	63,930
2026 Notes, net(2)	—	—	178,561	178,561	—	—	177,382	177,382
2027 Notes, net(3)	—	—	113,302	113,302	—	—	112,763	112,763
Total	$—	$—	$576,033	$576,033	$—	$—	$529,075	$529,075
_______________
(1)Net of debt issuance costs as of March 31, 2023 and December 31, 2022 of $0.4 million and $0.5 million, respectively.
(2)Net of debt issuance costs as of March 31, 2023 and December 31, 2022 of $1.3 million and $1.4 million, respectively.
(3)Net of debt issuance costs as of March 31, 2023 and December 31, 2022 of $1.1 million and $1.2 million, respectively.

Note 7. Commitments and Contingencies
Commitments
As of March 31, 2023 and December 31, 2022, the Company’s unfunded commitments totaled $254.5 million to 29 portfolio companies and $324.0 million to 37 portfolio companies, respectively, of which $72.9 million and $88.9 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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
The following table shows the Company’s unfunded commitments by portfolio company as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Corelight, Inc.	$30,000	$603	$30,000	$603
Frubana Inc.	24,790	579	25,000	585
Overtime Sports, Inc.	22,857	122	22,857	122
Athletic Greens (USA), Inc.	20,000	185	20,000	185
Found Health, Inc.	20,000	112	20,000	112
Savage X, Inc.	12,500	575	12,500	573
Lower Holding Company	12,000	263	12,000	263
The Aligned Company (f/k/a Thingy Thing Inc.)	12,000	12	12,000	12
Loft Orbital Solutions Inc.	10,000	242	10,000	242
Vial Health Technology Inc.	10,000	83	10,000	83
Activehours, Inc. (d/b/a Earnin)	10,000	—	10,000	—
Avantstay, Inc.	8,080	203	10,000	250
McN Investments Ltd.	8,000	136	8,000	218
Foodology Inc.	7,976	82	7,976	82
Minted, Inc.	7,889	—	5,100	—
NewStore Inc.	5,000	68	5,000	68
Don't Run Out, Inc.	5,000	—	5,000	—
Homeward, Inc.	5,000	—	5,000	—
Jerry Services, Inc.	5,000	—	15,000	164
Mynd Management, Inc.	5,000	—	5,000	—
FlashParking, Inc.	3,490	98	3,490	98
Quick Commerce Ltd	2,000	94	4,000	94
JOKR S.à r.l.	1,499	95	1,499	95
True Footage Inc.	1,417	47	1,417	47
Belong Home, Inc.	1,000	16	1,000	16
Open Space Labs, Inc.	1,000	16	1,000	16
Pair EyeWear, Inc.	1,000	10	1,000	10
Substack Inc.	1,000	13	1,000	13
Dia Styling Co.	1,000	—	1,000	—
LeoLabs, Inc.	—	—	15,000	422
Kalderos, Inc.	—	—	13,000	214
RenoRun US Inc.	—	—	12,750	487
Merama Inc.	—	—	9,718	197
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	—	—	1,000	—
Baby Generation, Inc.	—	—	2,500	34
Flo Health, Inc.	—	—	2,167	38
Medly Health Inc.	—	—	2,036	61
Project 1920, Inc.	—	—	—	59
Total	$254,498	$3,654	$324,010	$5,463
_______________
(1)The Company did not have any backlog of potential future commitments as of March 31, 2023 or December 31, 2022. Refer to the “Backlog of Potential Future Commitments” below.

The table above also shows the fair value of the Company’s unfunded commitment liability totaling $3.7 million and $5.5 million as of March 31, 2023 and December 31, 2022, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three months ended March 31, 2023 and 2022:

Commitments Activity (in thousands)	For the Three Months Ended March 31,
	2023	2022
Unfunded commitments at beginning of period(1)	$324,010	$191,662
New commitments(1)	3,737	125,732
Fundings	(57,562)	(62,703)
Expirations / Terminations	(15,687)	(7,250)
Foreign currency adjustments	—	(235)
Unfunded commitments and backlog of potential future commitments at end of period	$254,498	$247,206
Backlog of potential future commitments	—	15,000
Unfunded commitments at end of period	$254,498	$232,206
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of March 31, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	March 31, 2023	December 31, 2022
Dependent on milestones	$72,917	$88,917
Expiring during:
2023	$151,963	$224,053
2024	71,790	72,000
2025	30,745	27,957
Unfunded commitments	$254,498	$324,010
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of March 31, 2023 and December 31, 2022, the Company did not have any backlog of potential future commitments.

Note 8. Financial Highlights
The following table shows the financial highlights for the three months ended March 31, 2023 and 2022:

Financial Highlights (in thousands, except per share data)	For the Three Months Ended March 31,
	2023	2022
Per Share Data(1)
Net asset value at beginning of period	$11.88	$14.01
Changes in net asset value due to:
Net investment income	0.53	0.44
Net realized gains (losses) on investments	—	(0.10)
Net change in unrealized gains (losses) on investments	(0.32)	(0.15)
Distributions from net investment income	(0.40)	(0.36)
Net asset value at end of period	$11.69	$13.84

Net investment income per share	$0.53	$0.44
Net increase in net assets resulting from operations per share	$0.22	$0.18
Weighted average shares of common stock outstanding for period	35,349	31,011
Shares of common stock outstanding at end of period	35,397	31,037

Ratios / Supplemental Data
Net asset value at beginning of period	$419,940	$434,491
Net asset value at end of period	$413,954	$429,459
Average net asset value	$423,771	$435,804
Stock price at end of period	$12.08	$17.46

Total return based on net asset value per share(2)	1.9%	0.9%
Total return based on stock price(3)	19.9%	(0.7)%

Net investment income to average net asset value(4)	17.8%	12.6%
Net increase (decrease) in net assets to average net asset value(4)	7.3%	5.3%
Ratio of expenses to average net asset value(4)	14.4%	12.8%
Operating expenses excluding incentive fees to average net asset value(4)	14.4%	9.7%
Income incentive fees to average net asset value(4)	—%	3.2%
Capital gains incentive fees to average net asset value(4)	—%	—%
_____________
(1)All per share activity is calculated based on the weighted average shares outstanding for the relevant period.
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
(4)Percentage is presented on an annualized basis.
The weighted average portfolio yield on total debt investments shown below is for the three months ended March 31, 2023 and 2022:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended March 31,
	2023	2022
Weighted average portfolio yield on total debt investments(2)	14.7%	15.5%
Coupon income	11.8%	10.1%
Accretion of discount	1.2%	0.8%
Accretion of end-of-term payments	1.7%	1.8%
Impact of prepayments during the period	—%	2.8%
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

Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the three months ended March 31, 2023 and 2022:

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended March 31,
	2023	2022
Net investment income	$18,579	$13,547
Net increase (decrease) in net assets resulting from operations	$7,679	$5,705
Weighted average shares of common stock outstanding	35,349	31,011
Net investment income per share of common stock	$0.53	$0.44
Net increase (decrease) in net assets resulting from operations per share of common stock	$0.22	$0.18
Note 10.    Equity
Since inception through March 31, 2023, the Company has issued 34,999,352 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, a registered follow-on offering in 2020 and a registered follow-on offering in 2022. The Company received net proceeds from these offerings of $488.1 million, net of the portion of the underwriting sales load and offering costs paid by the Company. Included in the $488.1 million of net proceeds from these offerings is $55.3 million in net proceeds from the Company’s issuance in August 2022 of an aggregate of 4,161,807 shares of common stock in a registered follow-on offering pursuant to an underwriting agreement by and among the Company, the Adviser and the Administrator, on the one hand, and Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in the underwriting agreement. 411,807 of the shares issued in August 2022 were issued pursuant to the underwriters’ option to purchase additional shares.
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
As of March 31, 2023, $50.0 million in shares remained available for sale under the ATM Program.
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

The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the three months ended March 31, 2023 and for the year ended December 31, 2022:

Issuance of Common Stock for the Three Months Ended March 31, 2023 (in thousands, except for share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2023 distribution reinvestment	3/31/2023	49	$566	$—	$—	$11.48
Total issuance		49	$566	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2022 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2022 distribution reinvestment	3/31/2022	26	$426	$—	$—	$16.59
Second quarter 2022 distribution reinvestment	6/30/2022	37	452	—	—	$12.10
Public follow-on	8/9/2022	3,750	51,563	1,547	177	$13.75
Public follow-on (over-allotment)	8/31/2022	412	5,662	170	—	$13.75
Third quarter 2022 distribution reinvestment	9/30/2022	46	479	—	—	$10.32
Fourth quarter 2022 distribution reinvestment	12/30/2022	66	654	—	—	$9.91
Total issuance		4,337	$59,236	$1,717	$177
The Company had 35,397,354 and 35,348,049 shares of common stock outstanding as of March 31, 2023 and December 31, 2022, respectively.
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
For the tax years ended December 31, 2022 and 2021, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $726,000 and $337,000 for the tax years ended December 31, 2022 and 2021, respectively.

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to March 31, 2023. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2022, 2018 and 2017, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
			Total cash distributions	$13.45
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.
(2)Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the three months ended March 31, 2023 and 2022, the Company recorded $0.2 million and $0.1 million, respectively, for an excise tax accrual. No provision for income tax was recorded in the Company’s consolidated statements of operations for the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023 and 2022, total distributions of $0.40 per share and $0.36 per share were declared and paid, and represented distributions from ordinary income. As of March 31, 2023, the Company estimated it had undistributed taxable earnings from net investment income of $27.2 million, or $0.77 per share. Since March 5, 2014 (commencement of operations) to March 31, 2023, total distributions of $13.45 per share have been paid.
Note 12. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2023, except as discussed below.
Distribution
On April 26, 2023, the Board declared a $0.40 per share regular quarterly distribution payable on June 30, 2023 to stockholders of record on June 15, 2023.
Recent Portfolio Activity
From April 1, 2023 through May 2, 2023, the Company closed $6.4 million of additional debt commitments and funded $12.9 million in new investments. TPC’s direct originations platform entered into $27.0 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.

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
•risks associated with possible disruption in our or our portfolio companies’ operations due to the effect of, and uncertainties stemming from, adverse developments affecting the financial services industry and the venture banking ecosystem, including the recent failure of certain banking institutions, as well as due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•the risks, uncertainties and other factors we identify in “Risk Factors” in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K under Part I, Item 1A, and in our other filings with the SEC that we make from time to time.
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
Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, under the governing agreements for the 2025 Notes, the 2026 Notes and the 2027 Notes, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 for more information. As of March 31, 2023, we were in compliance with the asset coverage requirements under the 1940 Act and with our covenants under the Credit Facility and under the governing agreements for the 2025 Notes, the 2026 Notes and the 2027 Notes.
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
As of March 31, 2023, we had 336 investments in 120 companies. Our investments included 154 debt investments, 124 warrant investments, and 58 direct equity and related investments. As of March 31, 2023, the aggregate cost and fair value of these investments were $1,003.8 million and $982.8 million, respectively. As of March 31, 2023, 11 of our portfolio companies were publicly traded. As of March 31, 2023, the 154 debt investments had an aggregate fair value of $890.1 million and a weighted average loan to enterprise value ratio at the time of underwriting of 7.6%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
As of December 31, 2022, we had 327 investments in 121 companies. Our investments included 144 debt investments, 124 warrant investments, and 59 direct equity and related investments. As of December 31, 2022, the aggregate cost and fair value of these investments were $959.4 million and $949.3 million, respectively. As of December 31, 2022, 11 of our portfolio companies were publicly traded. As of December 31, 2022, the 144 debt investments had an aggregate fair value of $853.0 million and a weighted average loan to enterprise value ratio at the time of underwriting of 7.6%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$932,372	$890,097	$(42,275)	154	59
Warrant investments	29,557	45,424	15,867	124	107
Equity investments	41,897	47,307	5,410	58	48
Total Investments in Portfolio Companies	$1,003,826	$982,828	$(20,998)	336	120	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$888,586	$852,951	$(35,635)	144	57
Warrant investments	29,427	48,414	18,987	124	107
Equity investments	41,394	47,911	6,517	59	48
Total Investments in Portfolio Companies	$959,407	$949,276	$(10,131)	327	121	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$172,196	17.5%
E-Commerce - Clothing and Accessories	130,727	13.3
Business Applications Software	90,492	9.2
Financial Institution and Services	70,961	7.2
Real Estate Services	64,024	6.5
Business/Productivity Software	57,162	5.8
Business Products and Services	49,297	5.0
Healthcare Technology Systems	34,781	3.5
Other Financial Services	34,200	3.5
Travel & Leisure	32,586	3.3
Security Services	31,756	3.2
Entertainment	29,426	3.0
Shopping Facilitators	28,522	2.9
Application Software	25,054	2.5
E-Commerce - Personal Goods	21,759	2.2
Multimedia and Design Software	20,260	2.1
Healthcare Services	19,798	2.0
Consumer Finance	18,066	1.8
Food & Drug	16,228	1.7
Database Software	13,844	1.4
Consumer Non-Durables	12,193	1.2
Consumer Retail	2,169	0.2
General Media and Content	2,162	0.2
Network Systems Management Software	1,925	0.2
Commercial Services	1,328	0.1
Financial Software	1,002	0.1
Educational/Training Software	260	*
Aerospace and Defense	192	*
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Computer Hardware	116	*
Advertising / Marketing	13	*
Transportation	—	*
Building Materials/Construction Machinery	—	*
Medical Software and Information Services	—	*
Total portfolio company investments	$982,828	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.

	December 31, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$166,626	17.6%
E-Commerce - Clothing and Accessories	131,855	13.9
Business Applications Software	95,772	10.1
Financial Institution and Services	70,083	7.4
Real Estate Services	63,961	6.7
Business/Productivity Software	56,070	5.9
Business Products and Services	49,447	5.2
Travel & Leisure	32,362	3.4
Security Services	31,657	3.3
Entertainment	28,657	3.0
Shopping Facilitators	28,406	3.0
Other Financial Services	24,029	2.5
Healthcare Technology Systems	23,347	2.5
Application Software	22,802	2.4
Multimedia and Design Software	20,174	2.1
Healthcare Services	20,074	2.1
Food & Drug	18,053	1.9
Consumer Finance	17,750	1.9
Database Software	13,702	1.4
E-Commerce - Personal Goods	13,161	1.4
Consumer Non-Durables	11,935	1.3
Consumer Retail	2,169	0.2
General Media and Content	2,162	0.2
Network Systems Management Software	1,925	0.2
Commercial Services	1,310	0.1
Financial Software	997	0.1
Aerospace and Defense	192	*
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Educational/Training Software	140	*
Computer Hardware	116	*
Advertising / Marketing	13	*
Transportation	—	*
Building Materials/Construction Machinery	—	*
Medical Software and Information Services	—	*
Total portfolio company investments	$949,276	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$861,955	96.8%	$822,438	96.4%
Revolver loans	27,530	3.1	29,888	3.5
Convertible notes	612	0.1	625	0.1
Total debt investments	$890,097	100.0%	$852,951	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 20.4% and 21.4% of our debt investments at fair value as of March 31, 2023 and December 31, 2022, respectively.

Investment Activity
During the three months ended March 31, 2023, we entered into debt commitments with one existing portfolio company totaling $3.7 million, funded debt investments to 11 portfolio companies for $57.6 million in principal value, acquired warrant investments representing $0.1 million of value, and made direct equity investments of $0.1 million. Debt investments funded during the three months ended March 31, 2023 carried a weighted average annualized portfolio yield of 14.1%1 at origination.
During the three months ended March 31, 2022, we entered into debt commitments with eight new portfolio companies and three existing portfolio companies totaling $125.7 million, funded debt investments to 10 portfolio companies for $62.7 million in principal value, acquired warrant investments representing $0.8 million of value, and made direct equity investments of $2.4 million. Debt investments funded during the three months ended March 31, 2022 carried a weighted average annualized portfolio yield of 13.3% at origination.
During the three months ended March 31, 2023, we received $3.4 million of early repayments and $16.6 million of scheduled principal amortization.
During the three months ended March 31, 2022, we received $115.5 million of principal prepayments and $5.9 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Beginning portfolio at fair value	$949,276	$865,340
New debt investments, net(1)	56,374	61,459
Scheduled principal amortization	(16,591)	(5,867)
Principal prepayments and early repayments	(3,400)	(115,535)
Net amortization and accretion of premiums and discounts and end-of-term payments	5,318	1,934
Payment-in-kind coupon	2,085	1,583
New warrant investments	130	814
New equity investments	503	2,696
Proceeds from dispositions of investments	—	(246)
Net realized gains (losses) on investments	—	(994)
Net change in unrealized gains (losses) on investments	(10,867)	(4,737)
Ending portfolio at fair value	$982,828	$806,447
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
The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the three months ended March 31, 2023 and 2022:

Commitments and Fundings (in thousands)	For the Three Months Ended March 31,
	2023	2022
Debt Commitments
New portfolio companies	$—	$93,732
Existing portfolio companies	3,737	32,000
Total(1)	$3,737	$125,732

Funded Debt Investments	$57,562	$62,703

Equity Investments	$141	$2,362

Non-Binding Term Sheets	$198,779	$656,629
_______________
(1)Includes backlog of potential future commitments.
1 This yield excludes the impact of $2.0 million in short-term loans that were funded and repaid during the three months ended March 31, 2023, which carried a higher interest rate than our normal course investments, and the impact thereof on our weighted average adjusted annualized yield at origination for the period.

We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of March 31, 2023 and December 31, 2022, we did not have any backlog of potential future commitments.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$80,502	9.1%	4	$55,921	6.6%	3
White (2)	667,513	75.0	45	699,008	81.9	48
Yellow (3)	96,362	10.8	7	88,912	10.4	5
Orange (4)	45,720	5.1	3	9,110	1.1	1
Red (5)	—	—	—	—	—	—
	$890,097	100.0%	59	$852,951	100.0%	57
As of March 31, 2023 and December 31, 2022, the weighted average investment ranking of our debt investment portfolio was 2.12 and 2.06, respectively. During the three months ended March 31, 2023, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $15.0 million was upgraded from White (2) to Clear (1), four portfolio companies with an aggregate principal balance of $46.3 million were downgraded from White (2) to Yellow (3) and two portfolio companies with an aggregate principal balance of $47.6 million were downgraded from Yellow (3) to Orange (4).
As of March 31, 2023, we had investments in three portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $77.1 million and $45.7 million, respectively. As of December 31, 2022, we had an investment in one portfolio company which was on non-accrual status, with an aggregate cost and fair value of $29.5 million and $9.1 million, respectively.
Results of Operations
Comparison of operating results for the three months ended March 31, 2023 and 2022
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the three months ended March 31, 2023, our net increase in net assets resulting from operations was $7.7 million, which was comprised of $18.6 million of net investment income and $10.9 million of net realized and unrealized losses. For the three months ended March 31, 2022, our net increase in net assets resulting from operations was $5.7 million, which was comprised of $13.5 million of net investment income and $7.8 million of net realized and unrealized losses. On a per share basis for the three months ended March 31, 2023, net investment income was $0.53 per share and the net increase in net assets from operations was $0.22 per share, as compared to net investment income of $0.44 per share and a net increase in net assets from operations of $0.18 per share for the three months ended March 31, 2022.

Investment Income
For the three months ended March 31, 2023, total investment and other income was $33.6 million as compared to $27.3 million for the three months ended March 31, 2022. The increase in total investment and other income for the three months ended March 31, 2023, compared to the 2022 period, is primarily due to a greater weighted average principal amount outstanding on our income-bearing debt investment portfolio and higher investment yields.
For the three months ended March 31, 2023, we recognized $1.4 million in other income consisting of $1.0 million due to the termination or expiration of unfunded commitments and $0.4 million from the realization of certain fees paid and accrued from portfolio companies. For the three months ended March 31, 2022, we recognized $1.4 million in other income consisting of $1.4 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
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
For the three months ended March 31, 2023, total operating expenses were $15.1 million as compared to $13.8 million for the three months ended March 31, 2022.
Base management fees for the three months ended March 31, 2023 and 2022 totaled $4.3 million and $3.7 million, respectively. Base management fees increased during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, due to an increase in the average size of our portfolio during the applicable periods used in the calculation.
There were no income incentive fees for the three months ended March 31, 2023. Income incentive fees totaled $3.4 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, our income incentive fee was reduced by $3.7 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of $3.7 million in net investment income.
There was no capital gains incentive fee expense for the three months ended March 31, 2023 and 2022.
Interest expense and amortization of fees totaled $9.2 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is primarily due to a greater weighted-average outstanding principal balance under the Credit Facility, an increase in interest rates and, to a lesser extent, the issuance of the 2027 Notes, which occurred late during the three months ended March 31, 2022.
Administration agreement and general and administrative expenses totaled $1.5 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. The decrease for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due lower third-party expenses.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended March 31, 2023, we recognized net realized losses on investments of $33,000 resulting from foreign currency adjustments.
During the three months ended March 31, 2022, we recognized net realized losses on investments of $3.1 million, resulting from Casper Sleep Inc. completing its take-private transaction and foreign currency adjustments on prepayments.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended March 31, 2023 was $10.9 million, consisting of $6.6 million of net unrealized losses on the debt investment portfolio and $4.2 million of net unrealized losses on the warrant and equity portfolio resulting from fair value adjustments.
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

Portfolio Yield and Total Return
Investment income includes interest income on our debt investments, utilizing the effective yield method, including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three months ended March 31, 2023 and 2022, interest income totaled $32.3 million and $25.9 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 14.7% and 15.5%, respectively.
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
For the three months ended March 31, 2023 and 2022, the yield on our total debt portfolio, excluding the impact of prepayments, was 14.7% and 12.7%, respectively.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended March 31,
	2023	2022
Weighted average annualized portfolio yield on total debt investments(2)	14.7%	15.5%
Coupon income	11.8%	10.1%
Accretion of discount	1.2%	0.8%
Accretion of end-of-term payments	1.7%	1.8%
Impact of prepayments during the period	—%	2.8%
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
Total return based on stock price is the change in the ending stock price of our common stock plus distributions paid during the period assuming participation in our dividend reinvestment plan divided by the beginning stock price of our common stock for such period. For the three months ended March 31, 2023, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 1.9% and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 19.9%. For the three months ended March 31, 2022, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 0.9% and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was (0.7)%.

The table below shows our return on average total assets and return on average NAV for the three months ended March 31, 2023 and 2022:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended March 31,
	2023	2022
Net investment income	$18,579	$13,547
Net increase (decrease) in net assets	$7,679	$5,705

Average net asset value(1)	$423,771	$435,804
Average total assets(1)	$1,030,737	$844,900

Net investment income to average net asset value(2)	17.8%	12.6%
Net increase (decrease) in net assets to average net asset value(2)	7.3%	5.3%

Net investment income to average total assets(2)	7.3%	6.5%
Net increase (decrease) in net assets to average total assets(2)	3.0%	2.7%
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
Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our investment portfolio, including our investment valuation policy (which has been approved by the Board), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with our risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report on Form 10-Q.
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
As of March 31, 2023, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 93.9% of our total assets, as compared to 93.6% of our total assets as of December 31, 2022.
See “Note 4. Investments” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 1, 2023 and “Note 4. Investments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.

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
Cash Flows
During the three months ended March 31, 2023, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $33.0 million, and net cash provided by financing activities was $31.3 million due primarily to net borrowings under the Credit Facility of $45.0 million and $13.6 million in distributions paid. As of March 31, 2023, cash and cash equivalents, including restricted cash, was $57.6 million.
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
Credit Facility
As of March 31, 2023, we had $350 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on May 31, 2024, and the maturity date of the Credit Facility is November 30, 2025 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of March 31, 2023 and December 31, 2022, we had outstanding borrowings under the Credit Facility of $220.0 million and $175.0 million, respectively, excluding deferred credit facility costs of $3.8 million and $4.1 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $130.0 million and $175.0 million of remaining capacity on our Credit Facility as of March 31, 2023 and December 31, 2022, respectively.
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
As of March 31, 2023 and December 31, 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.6 million and $69.5 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2025 Notes.
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
As of March 31, 2023 and December 31, 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $198.7 million and $198.6 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.

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
As of March 31, 2023 and December 31, 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2027 Notes, net of deferred issuance costs, of $123.9 million and $123.8 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2027 Notes.
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
As of March 31, 2023, $50.0 million in shares remained available for sale under the ATM Program.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of March 31, 2023, our asset coverage for borrowed amounts was 167%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of March 31, 2023:

Payments Due By Period (in thousands)	March 31, 2023
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$220,000	$—	$220,000	$—	$—
2025 Notes	70,000	—	70,000	—	—
2026 Notes	200,000	—	200,000	—	—
2027 Notes	125,000	—	—	125,000	—
Total	$615,000	$—	$490,000	$125,000	$—

Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2023 and December 31, 2022, our unfunded commitments totaled $254.5 million and $324.0 million, respectively, of which $72.9 million and $88.9 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of March 31, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	March 31, 2023	December 31, 2022
Corelight, Inc.	$30,000	$30,000
Frubana Inc.	24,790	25,000
Overtime Sports, Inc.	22,857	22,857
Athletic Greens (USA), Inc.	20,000	20,000
Found Health, Inc.	20,000	20,000
Savage X, Inc.	12,500	12,500
Lower Holding Company	12,000	12,000
The Aligned Company (f/k/a Thingy Thing Inc.)	12,000	12,000
Loft Orbital Solutions Inc.	10,000	10,000
Vial Health Technology Inc.	10,000	10,000
Activehours, Inc. (d/b/a Earnin)	10,000	10,000
Avantstay, Inc.	8,080	10,000
McN Investments Ltd.	8,000	8,000
Foodology Inc.	7,976	7,976
Minted, Inc.	7,889	5,100
NewStore Inc.	5,000	5,000
Don't Run Out, Inc.	5,000	5,000
Homeward, Inc.	5,000	5,000
Jerry Services, Inc.	5,000	15,000
Mynd Management, Inc.	5,000	5,000
FlashParking, Inc.	3,490	3,490
Quick Commerce Ltd	2,000	4,000
JOKR S.à r.l.	1,499	1,499
True Footage Inc.	1,417	1,417
Belong Home, Inc.	1,000	1,000
Open Space Labs, Inc.	1,000	1,000
Pair EyeWear, Inc.	1,000	1,000
Substack Inc.	1,000	1,000
Dia Styling Co.	1,000	1,000
LeoLabs, Inc.	—	15,000
Kalderos, Inc.	—	13,000
RenoRun US Inc.	—	12,750
Merama Inc.	—	9,718
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	—	1,000
Baby Generation, Inc.	—	2,500
Flo Health, Inc.	—	2,167
Medly Health Inc.	—	2,036
Total	$254,498	$324,010
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.

The following table shows additional information on our unfunded commitments regarding milestones and expirations as of March 31, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	March 31, 2023	December 31, 2022
Dependent on milestones	$72,917	$88,917
Expiring during:
2023	$151,963	$224,053
2024	71,790	72,000
2025	30,745	27,957
Unfunded commitments	$254,498	$324,010
_______________
(1)Does not include backlog of potential future commitments.
As of March 31, 2023, our unfunded commitments to 29 companies totaled $254.5 million. During the three months ended March 31, 2023, $15.7 million in unfunded commitments expired or were terminated.
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of March 31, 2023 and December 31, 2022, the fair value for these unfunded commitments totaled $3.7 million and $5.5 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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

The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to March 31, 2023. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2022, 2018 and 2017 distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Depending on the duration of the COVID-19 pandemic and the extent of its impact on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
			Total cash distributions	$13.45
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.
For the three months ended March 31, 2023, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 70.9% of total distributions paid. As of March 31, 2023, we had estimated undistributed taxable earnings from net investment income of $27.2 million, or $0.77 per share.

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
Recent Developments
Distribution
On April 26, 2023, the Board declared a $0.40 per share regular quarterly distribution payable on June 30, 2023 to stockholders of record on June 15, 2023.
Recent Portfolio Activity
From April 1, 2023 through May 2, 2023, we closed $6.4 million of additional debt commitments and funded $12.9 million in new investments. TPC’s direct originations platform entered into $27.0 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with TPC’s allocation policy.
Subsequent to quarter end, three portfolio companies in which we held investments as of March 31, 2023—Hey Favor, Inc (f/k/a The Pill Club Holdings, Inc.) (aggregate fair value of $19.7 million held by the Company), Underground Enterprises, Inc. (aggregate fair value of $5.9 million held by the Company), and RenoRun Inc. (aggregate fair value of $2.7 million held by the Company)—filed for bankruptcy protection under the U.S. Bankruptcy Code or, in the case of RenoRun Inc., creditor protection under Canadian bankruptcy law.
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
As of March 31, 2023, approximately 60.7%, or $564.3 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it goes above the interest rate floor; however, our 2025 Notes, 2026 Notes and 2027 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement (as modified by the First Supplement with respect to the 2026 Notes and the Second Supplement with respect to the 2027 Notes)) occurs).

As of March 31, 2023, our floating rate borrowings totaled $220.0 million, which represented 35.8% of our outstanding debt. As of March 31, 2023, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of March 31, 2023 was 8.00%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings under the Credit Facility, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under our Credit Facility as of March 31, 2023. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of March 31, 2023, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the March 31, 2023 consolidated statements of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$16,930	$(6,600)	$10,330
Up 200 basis points	$11,286	$(4,400)	$6,886
Up 100 basis points	$5,643	$(2,200)	$3,443
Up 50 basis points	$2,822	$(1,100)	$1,722
Down 50 basis points	$(2,822)	$1,100	$(1,722)
Down 100 basis points	$(5,467)	$2,200	$(3,267)
Down 200 basis points	$(10,674)	$4,400	$(6,274)
Down 300 basis points	$(15,543)	$6,600	$(8,943)
This analysis is indicative of the potential impact on our investment income as of March 31, 2023, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after March 31, 2023 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of March 31, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2022 that we filed with the SEC on March 1, 2023, which could materially affect our business, financial condition or operating results.
We, the Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry or venture banking ecosystem, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect the venture banking ecosystem and our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry, financial markets or the venture banking ecosystem, or concerns or negative expectations about the prospects for companies in the financial services industry or the venture banking ecosystem. These factors could involve financial institutions or companies in the financial services industry or the venture banking ecosystem with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry or the venture banking ecosystem generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Dividend Reinvestment Plan
During the three months ended March 31, 2023, we issued 49,305 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended March 31, 2023 was $0.6 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
FEES AND EXPENSES
The following table is being provided to update, as of March 31, 2023, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-254802), declared effective by the SEC on May 26, 2021, as supplemented by any prospectus supplements relating to our ATM Program. The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Quarterly Report on Form 10-Q, or any filing under the Securities Act into which this Quarterly Report on Form 10-Q is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.
Except as noted below, the following annualized percentages were calculated based on actual expenses incurred in the three months ended March 31, 2023 and net assets as of March 31, 2023, and do not include events occurring subsequent thereto. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission payable by us (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as a percentage of net assets attributable to common stock):
Base management fee payable under the Advisory Agreement	4.22%	(4)
Incentive fee payable under the Advisory Agreement (20% of net investment income and realized capital gains)	3.64%	(5)
Interest payments on borrowed funds	9.06%	(6)
Other expenses	1.46%	(7)
Total annual expenses	18.38%
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
(4)Our base management fee, payable quarterly in arrears, is calculated at an annual rate of 1.75% of our average adjusted gross assets, including assets purchased with borrowed amounts and other forms of leverage. See “Business-Management Agreements-Investment Advisory Agreement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for more information.
(5)Assumes that annual incentive fees earned by our Adviser remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the three months ended March 31, 2023 adjusted for any equity issuances. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable. Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since March 5, 2014. Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

(6)“Interest payments on borrowed funds” represent our estimated annual interest payment, fees and credit facility expenses and are based on results of operations for the three months ended March 31, 2023 (annualized), including with respect to the Credit Facility, the 2025 Notes, the 2026 Notes and the 2027 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)“Other expenses” represent our estimated amounts for the current fiscal year, which are based upon the results of our operations for the three months ended March 31, 2023, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (1)	$147	$401	$607	$970
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized capital gains	$157	$423	$635	$995
__________________
(1) Assumes no return from net realized capital gains or net unrealized capital appreciation.
While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. As noted, the example includes the realized capital gains fee from the Advisory Agreement but does not include the income incentive fee under the Advisory Agreement, which, assuming a 5% annual return, would either not be payable or have an immaterial impact on the expense amounts shown above. If we achieve sufficient returns on our investments to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher.
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
PRICE RANGE OF COMMON STOCK AND DISTRIBUTIONS
Our common stock is traded on the NYSE under the symbol “TPVG.” The following table shows, for each fiscal quarter during the last two full fiscal years and the current fiscal year to date, the net asset value (“NAV”) per share of our common stock, the high and low closing sales prices for our common stock, such sales prices as a percentage of NAV per share and quarterly distributions per share.

		Closing Sales Price(2)		Premium/(Discount) of High Sales Price to NAV(3)	Premium/(Discount) of Low Sales Price to NAV(3)	Declared Distributions
Period	NAV(1)	High	Low
Second Quarter of 2023 (through May 2, 2023)	*	$12.27	$10.97	*	*	$0.40
First Quarter of 2023	$11.69	$12.72	$10.75	8.8%	(8.0)%	$0.40
Fourth Quarter of 2022	$11.88	$13.31	$10.43	12.0%	(12.2)%	$0.47	(4)
Third Quarter of 2022	$12.69	$14.47	$10.46	14.0%	(17.6)%	$0.36
Second Quarter of 2022	$13.01	$17.88	$12.17	37.4%	(6.5)%	$0.36
First Quarter of 2022	$13.84	$18.07	$15.80	30.6%	14.2%	$0.36
Fourth Quarter of 2021	$14.01	$19.05	$15.90	36.0%	13.5%	$0.36
Third Quarter of 2021	$13.92	$16.20	$15.02	16.4%	7.9%	$0.36
Second Quarter of 2021	$13.03	$16.71	$14.17	28.2%	8.7%	$0.36
First Quarter of 2021	$13.00	$15.13	$12.83	16.4%	(1.3)%	$0.36
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

On May 2, 2023, the reported closing sales price of our common stock was $10.97 per share. As of May 2, 2023, we had 7 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.
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
Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(2)

10.1	Form of Custody Agreement, dated as of January 30, 2023, by TriplePoint Venture Growth BDC Corp. and KeyBank National Association(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(*)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(3)Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 814-01044) filed on March 1, 2023.
(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Venture Growth BDC Corp.
Date: May 3, 2023	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)