Form 10-Q
period 2023-06-30
TriplePoint Venture Growth BDC Corp.
filed 2023-08-02
CIK 1580345

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
There were 35,446,752 shares of the Registrant’s common stock outstanding as of August 2, 2023.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments at fair value (amortized cost of $1,004,504 and $959,407, respectively)	$941,955	$949,276
Cash and cash equivalents	78,410	51,489
Restricted cash	11,020	7,771
Deferred credit facility costs	3,420	4,128
Prepaid expenses and other assets	2,530	1,869
Total assets	$1,037,335	$1,014,533

Liabilities
Revolving Credit Facility	$240,000	$175,000
2025 Notes, net	69,640	69,543
2026 Notes, net	198,819	198,598
2027 Notes, net	123,978	123,839
Base management fee payable	4,496	4,203
Income incentive fee payable	—	—
Other accrued expenses and liabilities	20,968	23,410
Total liabilities	$657,901	$594,593
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	354	353
Paid-in capital in excess of par value	471,540	470,572
Total distributable earnings (loss)	(92,460)	(50,985)
Total net assets	$379,434	$419,940
Total liabilities and net assets	$1,037,335	$1,014,533

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	35,447	35,348
Net asset value per share	$10.70	$11.88

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment income
Interest income from investments	$34,501	$26,995	$66,754	$52,928
Other income
Expirations/terminations of unfunded commitments	100	—	1,072	44
Other fees	550	433	953	1,805
Total investment and other income	35,151	27,428	68,779	54,777

Operating expenses
Base management fee	4,496	3,901	8,807	7,618
Income incentive fee	—	3,163	—	6,550
Interest expense and amortization of fees	9,944	6,126	19,189	11,225
Administration agreement expenses	567	501	1,140	1,080
General and administrative expenses	1,307	1,083	2,227	2,103
Total operating expenses	16,314	14,774	31,363	28,576

Net investment income	18,837	12,654	37,416	26,201

Net realized and unrealized gains/(losses)
Net realized gains (losses) on investments	1,859	(745)	1,826	(3,850)
Net change in unrealized gains (losses) on investments	(41,551)	(26,322)	(52,418)	(31,059)
Net realized and unrealized gains/(losses)	(39,692)	(27,067)	(50,592)	(34,909)

Net increase (decrease) in net assets resulting from operations	$(20,855)	$(14,413)	$(13,176)	$(8,708)

Per share information (basic and diluted)
Net investment income per share	$0.53	$0.41	$1.06	$0.84
Net increase (decrease) in net assets per share	$(0.59)	$(0.46)	$(0.37)	$(0.28)
Weighted average shares of common stock outstanding	35,398	31,037	35,373	31,024
Total distributions declared per share	$0.40	$0.36	$0.80	$0.72

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of March 31, 2022	31,037	$310	$414,644	$14,505	$429,459
Net increase (decrease) in net assets resulting from operations	—	—	—	(14,413)	(14,413)
Distributions reinvested in common stock	37	1	451	—	452
Distributions from distributable earnings	—	—	—	(11,174)	(11,174)
Tax reclassification	—	—	—	—	—
Balance as of June 30, 2022	31,074	$311	$415,095	$(11,082)	$404,324

Balance as of March 31, 2023	35,397	$354	$471,046	$(57,446)	$413,954
Net increase (decrease) in net assets resulting from operations	—	—	—	(20,855)	(20,855)
Issuance of common stock	—	—	—	—	—
Distributions reinvested in common stock	50	—	553	—	553
Distributions from distributable earnings	—	—	—	(14,159)	(14,159)
Offering costs	—	—	(59)	—	(59)
Tax reclassification	—	—	—	—	—
Balance as of June 30, 2023	35,447	$354	$471,540	$(92,460)	$379,434

Balance as of December 31, 2021	31,011	$310	$414,218	$19,963	$434,491
Net increase (decrease) in net assets resulting from operations	—	—	—	(8,708)	(8,708)
Distributions reinvested in common stock	63	1	877	—	878
Distributions from distributable earnings	—	—	—	(22,337)	(22,337)
Tax reclassification	—	—	—	—	—
Balance as of June 30, 2022	31,074	$311	$415,095	$(11,082)	$404,324

Balance as of December 31, 2022	35,348	$353	$470,572	$(50,985)	$419,940
Net increase (decrease) in net assets resulting from operations	—	—	—	(13,176)	(13,176)
Issuance of common stock	—	—	—	—	—
Distributions reinvested in common stock	99	1	1,118	—	1,119
Distributions from distributable earnings	—	—	—	(28,299)	(28,299)
Offering costs	—	—	(150)	—	(150)
Tax reclassification	—	—	—	—	—
Balance as of June 30, 2023	35,447	$354	$471,540	$(92,460)	$379,434

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(13,176)	$(8,708)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(87,642)	(222,606)
Principal payments and proceeds from investments	58,580	186,982
Payment-in-kind interest on investments	(4,682)	(2,935)
Net change in unrealized (gains) losses on investments	52,418	31,059
Net realized (gains) losses on investments	(1,826)	3,850
Amortization and (accretion) of premiums and discounts, net	(3,226)	(6,403)
(Accretion) reduction of end-of-term payments, net of prepayments	(6,301)	(1,324)
Amortization of debt fees and issuance costs	1,171	865
Change in operating assets and liabilities:
Prepaid expenses and other assets	(661)	491
Base management fee payable	293	636
Income incentive fee payable	—	(64)
Other accrued expenses and liabilities	(2,442)	(5,035)
Net cash (used in) provided by operating activities	(7,494)	(23,192)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	125,000	150,000
Repayments under revolving credit facility	(60,000)	(245,000)
Distributions paid	(27,180)	(21,460)
Proceeds from issuance of 2027 Notes	—	125,000
Debt issuance costs	(6)	(1,397)
Offering costs	(150)	—
Net cash provided by (used in) financing activities	37,664	7,143
Net change in cash, cash equivalents and restricted cash	30,170	(16,049)
Cash, cash equivalents and restricted cash at beginning of period	59,260	59,147
Cash, cash equivalents and restricted cash at end of period	$89,430	$43,098

	For the Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$78,410	$43,098
Restricted cash	11,020	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$89,430	$43,098

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$17,432	$7,899
Distributions reinvested	$1,118	$877
Excise tax paid	$726	$337

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	5/17/2022	$8,333	$8,400	$8,400	5/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	7/21/2022	8,750	8,782	8,782	7/31/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	9/30/2022	5,750	5,747	5,747	9/30/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	2/6/2023	2,167	2,146	2,146	2/28/2025
Total Application Software - 6.61%*			25,000	25,075	25,075

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	5,362	5,476	5,424	12/31/2024
	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)	5/6/2022	11,000	11,101	10,814	11/30/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	6/29/2022	7,000	6,959	6,809	12/31/2026
			23,362	23,536	23,047
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	20,000	20,525	20,604	6/30/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/24/2021	338	349	349	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	9/28/2021	547	563	564	9/30/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	286	286	10/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	1/21/2022	346	354	354	1/31/2024
			21,509	22,077	22,157
Hi.Q, Inc.(7)	Growth Capital Loan (11.75% interest rate, 2.00% EOT payment)	12/17/2018	13,250	13,416	3,778	6/1/2024
	Growth Capital Loan (Prime + 8.50% interest rate, 11.75% floor, 1.00% EOT payment)	12/31/2020	6,867	6,881	1,958	8/31/2025
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 5.00% EOT payment)(2)	5/6/2022	5,000	4,928	1,426	5/31/2025
			25,117	25,225	7,162
Uniphore Technologies Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	7,000	7,148	7,112	6/30/2024
	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	7,000	7,148	7,112	6/30/2024
			14,000	14,296	14,224
Total Business Applications Software - 17.55%*			83,988	85,134	66,590

Business Products and Services
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)	12/30/2021	20,000	20,151	20,151	12/31/2025
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.75% EOT payment)	11/8/2022	5,000	4,987	4,987	5/31/2026
			25,000	25,138	25,138
Quick Commerce Ltd(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)	5/4/2022	21,000	21,048	21,048	5/31/2025
RenoRun US Inc.(1)(3)(7)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)(2)	12/30/2021	2,250	2,161	2,161	12/31/2025
Total Business Products and Services - 12.74%*			48,250	48,347	48,347

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/6/2021	$5,796	$6,007	$5,999	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	7/21/2021	438	454	453	7/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)	8/10/2021	525	542	541	8/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	10/6/2021	2,430	2,493	2,481	10/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	1,578	1,614	1,604	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	4,233	4,330	4,303	11/30/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	1,414	1,441	1,430	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	540	550	546	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	95	97	96	12/31/2023
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	3,060	3,108	3,081	1/31/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	1,166	1,173	1,159	4/30/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	439	442	436	4/30/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	9/21/2022	2,850	2,823	2,774	9/30/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	11/1/2022	5,130	5,063	4,969	10/31/2024
	Growth Capital Loan (10.00% interest rate, 4.00% EOT payment)(2)	12/22/2022	306	301	295	12/31/2024
			30,000	30,438	30,167
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK interest, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	27,112	27,264	27,264	3/31/2027
Total Business/Productivity Software - 15.14%*			57,112	57,702	57,431

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Revolver (Prime + 4.25% interest rate, 11.75% floor)(2)	12/30/2022	15,000	14,865	14,982	12/30/2025
Total Consumer Finance - 3.95%*			15,000	14,865	14,982

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.25% EOT payment)	6/16/2021	2,072	2,156	2,148	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	12/30/2021	1,000	1,021	1,021	6/30/2025
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)	10/31/2022	1,000	1,011	1,011	10/31/2025
			2,000	2,032	2,032
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)	11/3/2022	2,250	2,229	1,188	10/31/2023
	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)	11/3/2022	1,500	1,505	792	10/31/2023
	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)	11/3/2022	2,250	2,248	1,188	10/31/2023
			6,000	5,982	3,168
Total Consumer Non-Durables - 1.94%*			10,072	10,170	7,348

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Avantstay, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 5.50% EOT payment)	3/20/2023	$1,920	$1,886	$1,886	3/31/2026
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)	4/17/2023	648	635	635	4/30/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	6/15/2023	412	402	402	6/30/2027
			2,980	2,923	2,923
Baby Generation, Inc.	Growth Capital Loan (Prime +7.50% interest rate, 10.75% floor, 8.00% EOT payment)(2)	1/26/2022	1,875	1,924	1,934	1/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	625	628	631	12/31/2024
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	2,188	2,168	2,182	3/31/2025
			4,688	4,720	4,747
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)	7/5/2022	12,500	12,453	12,221	7/31/2025
	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)	10/21/2022	12,500	12,408	12,142	10/31/2025
			25,000	24,861	24,363
Frubana Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.75% floor, 5.00% EOT payment)(2)	1/25/2023	210	207	207	1/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 10.00% floor, 6.00% EOT payment)(2)	4/3/2023	8,000	7,879	7,879	4/30/2025
			8,210	8,086	8,086
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	231	234	234	4/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	583	589	589	5/31/2025
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	3,855	3,901	3,901	5/31/2025
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	2,976	2,909	2,909	4/30/2026
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	1,280	1,251	1,251	4/30/2026
			8,925	8,884	8,884
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 7.75% EOT payment)	8/12/2021	5,298	5,465	5,286	8/31/2025
	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 6.00% EOT payment)	5/26/2022	7,000	6,973	6,766	5/31/2025
			12,298	12,438	12,052
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,350	3,520	3,500	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	6,700	6,971	6,933	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	7,475	7,765	7,718	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	7,475	7,759	7,712	2/28/2025
			25,000	26,015	25,863
JOKR S.à r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	3,000	2,945	2,914	11/30/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	8/17/2022	1,000	995	995	8/31/2026
	Revolver (Prime + 4.75% interest rate, 8.00% floor, 2.45% EOT payment)(2)	11/2/2021	501	511	510	8/9/2023
			4,501	4,451	4,419
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	8,000	7,933	7,933	12/31/2025
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 9.25% EOT payment)	4/29/2022	5,000	5,106	4,930	1/31/2025

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	6/6/2022	$5,365	$5,272	$5,128	6/30/2026
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	8/29/2022	3,009	2,939	3,052	8/31/2026
			8,374	8,211	8,180
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 11.00% floor, 11.75% EOT payment)	2/26/2019	4,000	4,410	4,373	2/29/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 11.00% floor, 10.55% EOT payment)	4/4/2019	2,000	2,186	2,168	2/29/2024
			6,000	6,596	6,541
Project 1920, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	1,780	1,825	1,807	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	2,100	2,142	2,122	3/25/2024
			3,880	3,967	3,929
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	9,784	9,899	9,899	5/31/2026
Untitled Labs, Inc.	Growth Capital Loan (11.50% interest rate, 5.00% EOT payment)	6/23/2022	4,167	4,152	1,943	6/30/2026
	Growth Capital Loan (13.00% interest rate, 5.00% EOT payment)	10/20/2022	5,833	5,749	2,690	10/31/2026
			10,000	9,901	4,633
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	2/1/2021	8,654	8,642	2,022	1/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	5/27/2021	4,370	4,342	1,011	5/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	1/31/2022	2,011	1,972	505	1/31/2026
	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	1/23/2023	926	904	241	12/31/2023
	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/1/2023	1,025	1,005	265	12/31/2023
	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/7/2023	893	867	232	12/31/2023
	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/14/2023	893	869	232	12/31/2023
	Revolver (Prime + 4.75% interest rate, 4.75% floor, 6.00% EOT payment)(2)	11/3/2022	1,875	1,856	488	10/31/2023
	Revolver (Prime + 4.75% interest rate, 4.75% floor, 6.00% EOT payment)(2)	11/3/2022	1,875	1,856	488	10/31/2023
			22,522	22,313	5,484
Total Consumer Products and Services - 37.65%*			165,162	166,304	142,866

E-Commerce - Clothing and Accessories
Dia Styling Co.	Growth Capital Loan (Prime + 4.25% interest rate, 9.75% floor, 8.25% EOT payment)	6/30/2022	5,000	5,158	5,135	6/30/2025
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.25% floor, 6.75% EOT payment)	9/29/2021	24,167	24,413	24,413	3/31/2025
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	16,500	16,684	16,684	6/30/2027
	Revolver (Prime + 6.50% interest rate, 10.00% floor)(2)	6/15/2022	2,992	2,992	2,992	6/15/2025
			19,492	19,676	19,676
Outfittery GMBH(1)(3)	Growth Capital Loan (11.00% PIK interest, 9.00% EOT payment)(2)	1/1/2021	22,036	25,413	22,795	1/1/2025
	Revolver (9.00%PIK interest, 5.00% EOT payment)(2)	1/1/2021	3,763	4,054	3,811	1/1/2025
	Revolver (9.00% PIK interest, 9.00% EOT payment)(2)	12/28/2022	2,131	2,253	2,186	1/1/2025
			27,930	31,720	28,792

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	$10,500	$11,037	$10,930	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	7,000	7,053	6,869	12/31/2024
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	3/31/2022	7,000	7,032	6,871	9/30/2025
			24,500	25,122	24,670
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	19,500	20,161	20,161	11/30/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	3,000	2,990	2,990	12/31/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	5,500	5,571	5,571	12/31/2025
			28,000	28,722	28,722
Total E-Commerce - Clothing and Accessories - 34.63%*			129,089	134,811	131,408

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	4,168	4,316	4,271	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	1,951	2,018	1,997	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	4,162	4,282	4,231	8/31/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	2/17/2023	9,692	9,504	9,307	8/31/2025
Total E-Commerce - Personal Goods - 5.22%*			19,973	20,120	19,806

Entertainment
Luminary Roli Limited(1)(3)(7)	Growth Capital Loan(2)	8/31/2021	35,492	29,530	9,541	8/31/2026
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	19,371	19,372	16,300	9/30/2023
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,349	1,349	1,239	9/30/2023
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,258	1,258	1,156	12/31/2023
			21,978	21,979	18,695
Total Entertainment - 7.44%*			57,470	51,509	28,236

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (8.00% cash interest rate + 6.28% PIK interest, 14.28% floor)(2)	12/31/2020	33,089	32,706	32,706	12/31/2025
Total Financial Institution and Services - 8.62%*			33,089	32,706	32,706

Financial Software
Synapse Financial Technologies, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.75% floor, 4.00% EOT payment)	7/29/2022	1,000	995	989	7/31/2025
Total Financial Software - 0.26%*			1,000	995	989

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	15,000	15,851	15,851	12/31/2024
Total Food & Drug - 4.18%*			15,000	15,851	15,851

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)		Fair Value	Maturity Date

Healthcare Technology Systems
Kalderos, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/14/2023	$1,200	$1,165		$1,165	6/30/2026
	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/21/2023	1,800	1,746		1,746	6/30/2026
	Growth Capital Loan (Prime + 4.50% interest rate, 10.75% floor, 7.25% EOT payment)	3/21/2023	10,000	9,885		9,885	9/30/2026
			13,000	12,796		12,796
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 11.00% floor, 6.00% EOT payment)	12/30/2022	20,000	19,916		19,916	12/31/2025
	Growth Capital Loan (Prime + 4.75% PIK interest, 11.00% floor, 6.00% EOT payment)	6/12/2023	20,137	20,292		18,979	6/12/2027
	Growth Capital Loan (Prime + 4.75% PIK interest, 11.00% floor, 6.00% EOT payment)(2)	6/14/2023	1,515	1,477		1,383	6/12/2027
			41,652	41,685		40,278
Total Healthcare Technology Systems - 13.99%*			54,652	54,481		53,074

Information Services (B2C)
Tempus Ex Machina, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.25% EOT payment)	5/4/2023	1,000	993		993	2/28/2027
	Growth Capital Loan (Prime + 5.25% interest rate, 11.25% floor, 5.50% EOT payment)	5/4/2023	1,000	988		988	5/31/2027
Total Information Services (B2C) - 0.52%*			2,000	1,981	—	1,981

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	20,000	19,779		19,779	3/31/2027
Total Multimedia and Design Software - 5.21%*			20,000	19,779		19,779

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)	6/13/2022	10,000	10,106		9,886	9/30/2025
	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)	3/17/2023	10,000	9,865		9,865	6/30/2026
			20,000	19,971		19,751
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,892		6,047	3/8/2026
Total Other Financial Services - 6.80%*			27,035	26,863		25,798

Real Estate Services
Demain ES (d/b/a Luko)(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	4,535	4,566		3,157	11/30/2024
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	5,669	5,707		3,947	11/30/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/4/2022	7,179	7,124		5,525	7/31/2025
			17,383	17,397		12,629
Homeward, Inc.	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 9.75% EOT payment)	12/30/2021	10,000	10,418		10,377	6/30/2024
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)	12/30/2022	5,000	4,977		4,959	12/31/2024
			15,000	15,395		15,336
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)	5/25/2022	6,000	6,120		6,120	5/31/2025
	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)	12/27/2022	4,000	3,974		3,974	12/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 13.50% floor, 4.00% EOT payment)(2)	6/29/2023	10,000	9,862		9,862	12/31/2025
			20,000	19,956		19,956

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

McN Investments Ltd.(1)(3)	Growth Capital Loan (Prime + 3.38% interest rate, 6.63% floor, 1.25% EOT payment)(2)	2/28/2023	$12,000	$12,070	$12,070	8/31/2023
True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	254	249	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	810	793	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	224	219	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	107	105	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	448	438	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	211	207	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	153	150	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,371	1,389	1,360	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	769	753	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	172	169	1/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	117	115	2/28/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	303	295	3/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	1,110	1,116	1,089	4/30/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	991	993	968	4/30/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2022	216	217	211	5/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	7/19/2022	200	199	193	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	7/19/2022	100	99	97	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	150	147	143	12/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	361	356	344	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/5/2022	565	555	537	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	5/23/2023	240	233	224	5/31/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	5/23/2023	434	421	406	5/31/2026
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2023	720	699	673	5/31/2026
			9,977	9,992	9,738
Total Real Estate Services - 18.38%*			74,360	74,810	69,729

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Security Services
ForgeRock, Inc.	Growth Capital Loan (8.00% interest rate, 10.00% EOT payment)	3/27/2019	$10,000	$10,581	$10,682	9/30/2025
	Growth Capital Loan (8.00% interest rate, 10.00% EOT payment)	9/30/2019	10,000	10,494	10,603	12/31/2025
	Growth Capital Loan (8.00% interest rate, 10.00% EOT payment)	12/23/2019	10,000	10,466	10,575	12/31/2025
Total Security Services - 8.40%*			30,000	31,541	31,860

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	12/30/2021	27,500	28,516	28,516	6/30/2024
Total Shopping Facilitators - 7.52%*			27,500	28,516	28,516

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	10/30/2019	20,000	21,170	20,550	10/31/2024
	Growth Capital Loan (11.00% interest rate, 8.50% EOT payment)	3/27/2020	10,000	10,533	10,275	10/31/2024
Total Travel & Leisure - 8.12%*			30,000	31,703	30,825

Total Debt Investments - 224.86%*			$925,752	$933,263	$853,197

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Aerospace and Defense
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	22,488	192	192
Total Aerospace and Defense - 0.05%*				192	192

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock	5/10/2022	14,536	123	114
Total Application Software - 0.03%*				123	114

Building Materials/Construction Machinery
View, Inc.	Common Stock(2)	6/13/2017	105,682	500	—
Total Building Materials/Construction Machinery - 0.00%*				500	—

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	429
	Preferred Stock	6/29/2022	27,714	164	142
				302	571
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	117
Envoy, Inc.	Preferred Stock(2)	5/8/2020	35,893	82	401
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	1,086
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	294
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	130,113	1,017	749
	Preferred Stock(2)	6/20/2016	52,367	523	375
				1,540	1,124
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	1,293
Hi.Q, Inc.	Preferred Stock	12/17/2018	606,952	196	—
	Preferred Stock	12/31/2020	114,319	125	—
				321	—
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,160	102	102
NewStore Inc.	Preferred Stock(2)	11/16/2022	48,941	18	18
OneSource Virtual, Inc.	Preferred Stock(2)	6/25/2018	70,773	161	456
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018		213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	100
Total Business Applications Software - 1.66%*				4,059	6,313

Business Products and Services
Cart.com, Inc.	Common Stock	12/30/2021	32,731	477	640
	Preferred Stock(2)	3/31/2022	4,532	25	51
				502	691
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	197
Quick Commerce Ltd(1)(3)	Preferred Stock	5/4/2022	1,390,448	311	111
Substack Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Total Business Products and Services - 0.26%*				1,016	1,005

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock	7/6/2021	9,457	556	160
Metropolis Technologies, Inc.	Preferred Stock(2)	3/30/2022	87,385	87	523
Total Business/Productivity Software - 0.18%*				643	683

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	$40	$67
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*				120	178

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*				188	188

Computer Hardware
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	27,878	183	116
Total Computer Hardware - 0.03%*				183	116

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	10/8/2020	108,468	346	588
The Aligned Company (f/k/a Thingy Thing Inc.)	Preferred Stock(2)	10/21/2021	5,855	17	191
	Preferred Stock(2)	9/30/2022	163	2	2
				19	193
Total Consumer Finance - 0.21%*				365	781

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	8
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	2,262	85	84
Don't Run Out, Inc.	Preferred Stock	12/30/2021	42,929	30	27
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Preferred Stock(2)	11/27/2019	98,723	73	481
Total Consumer Non-Durables - 0.16%*				209	600

Consumer Products and Services
AvantStay, Inc.	Common Stock	12/12/2022	24,495	151	151
Baby Generation, Inc.	Common Stock(2)	1/26/2022	33,964	25	25
Clutter Inc.	Preferred Stock(2)	10/18/2018	191,811	533	263
everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	25	25
Flink SE(1)(3)	Preferred Stock	4/13/2022	178	339	48
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	26,619	116	116
Frubana Inc.(1)(3)	Preferred Stock(2)	9/30/2022	15,987	334	334
Good Eggs, Inc.	Preferred Stock	8/12/2021	154,633	401	6
Hydrow, Inc.	Common Stock	2/9/2021	103,267	143	293
	Preferred Stock	8/6/2021	53,903	89	89
				232	382
JOKR S.à r.l.(1)(3)	Preferred Stock	10/14/2021	10,663	273	247
	Preferred Stock(2)	8/10/2022	746	3	8
				276	255
Lower Holding Company	Preferred Stock	12/28/2022	146,431	189	26
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	Preferred Stock	4/29/2022	321,429	69	109
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/2/2022	147,091	208	48
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	15
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	41,140	23	23
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	93	14
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	460
Untitled Labs, Inc.	Common Stock	6/23/2022	227,273	171	—
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	2/1/2021	704,689	145	—
	Preferred Stock(2)	10/31/2022	82,514	10	—
				155	—
Total Consumer Products and Services - 0.88%*				4,308	3,327

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	$168	$128
Savage X, Inc.	Preferred Stock(2)	4/7/2020	28,977	471	803
Total Consumer Retail - 0.25%*				639	931

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021		190	465
Total Database Software - 0.12%*				190	465

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	463
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	469
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017		1,850	1,095
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	15
	Common Stock(2)	11/25/2015	149,203	1,081	61
				1,294	76
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock	11/30/2020	229,330	762	206
Trendly, Inc.	Preferred Stock	5/27/2021	574,742	381	914
	Preferred Stock	6/7/2022	57,924	44	69
				425	983
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018		39	57
Total E-Commerce - Clothing and Accessories - 0.90%*				5,867	3,419

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)	4/2/2018	62,128	219	6
	Common Stock(2)	5/22/2019	25,664	228	—
				447	6
Merama Inc.	Preferred Stock	4/28/2021	191,274	406	1,502
Total E-Commerce - Personal Goods - 0.40%*				853	1,508

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	—
Total Entertainment - 0.00%*				922	—

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	609
Revolut Ltd(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	1,847
	Preferred Stock(2)	10/29/2019	7,945	324	2,040
				364	3,887
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	6,290
	Preferred Stock(2)	12/23/2015	46,548	136	2,119
				518	8,409
Total Financial Institution and Services - 3.64%*				2,112	13,814

Financial Software
Synapse Financial Technologies, Inc.	Nonvoting Stock	7/29/2022	3,913	23	23
Total Financial Software - 0.01%*				23	23

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	$437	$32
	Cash Exit Fee(5)	12/28/2018		129	123
Total Food & Drug - 0.04%*				566	155

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	33,510	70	70
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	1,092
Total General Media and Content - 0.31%*				694	1,162

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	22	22
Vial Health Technology, Inc.	Preferred Stock(2)	12/14/2022	48,889	33	33
Total Healthcare Services - 0.01%*				55	55

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	43
Kalderos, Inc.	Preferred Stock	12/27/2022	73,606	167	167
Thirty Madison, Inc.	Preferred Stock	12/30/2022	167,494	445	451
Total Healthcare Technology Systems - 0.17%*				670	661

Information Services (B2C)
Tempus Ex Machina, Inc.	Preferred Stock	5/1/2023	11,974	9	9
Total Information Services (B2C) - 0.00%*				9	9

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	183,642	309	332
Open Space Labs, Inc.	Preferred Stock(2)	11/15/2022	2,954	7	7
Total Multimedia and Design Software - 0.09%*				316	339

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	106
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	332
Corelight, Inc.	Common Stock(2)	9/29/2022	45,977	235	235
Total Network Systems Management Software - 0.18%*				421	673

Other Financial Services
Jerry Services, Inc.	Preferred Stock	6/13/2022	41,936	169	198
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	443
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	298
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	1,488,450	223	4,197
Total Other Financial Services - 1.35%*				877	5,136

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	$6	$15
Demain ES (d/b/a Luko)(1)(3)	Preferred Stock(2)	12/23/2021	8,512	327	—
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	443
	Preferred Stock(2)	11/5/2020	55,326	76	360
				120	803
Homeward, Inc.	Preferred Stock	12/10/2021	71,816	211	33
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	37,485	295	116
Mynd Management, Inc.	Preferred Stock	5/25/2022	26,765	19	18
Sonder Holdings Inc.	Common Stock(2)	12/28/2018	200,480	232	10
	Common Stock(2)	3/4/2020	20,988	42	—
				274	10
True Footage Inc.	Preferred Stock	11/24/2021	88,762	147	213
Total Real Estate Services - 0.32%*				1,399	1,208

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	12/30/2021	36,450	169	80
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.06%*				211	218

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Transportation
Bird Global, Inc. (f/k/a Bird Rides, Inc.)	Common Stock(2)	4/18/2019	2,396	193	—
Total Transportation - 0.00%*				193	—

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Units	9/18/2019	12,027	362	456
	Preferred Stock(2)	8/26/2022	8,455	225	418
Total Travel & Leisure - 0.23%*				587	874

Total Warrant Investments - 11.68%*				$28,938	$44,311

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$245
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	250	356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	158
Envoy, Inc.	Preferred Stock(2)	12/30/2021	21,216	667	667
FlashParking, Inc.	Preferred Stock(2)	7/19/2022	33,116	455	453
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	358
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	5,041	167	264
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	287
Total Business Applications Software - 0.76%*				2,633	2,891

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	75
Total Business/Productivity Software - 0.02%*				150	75

Commercial Services
MXP Prime GmbH(1)(3)	Common Stock(2)	2/3/2022	96	1,140	7
	Common Stock(2)	6/29/2023	69	—	5
	Preferred Stock(2)	6/29/2023	23	—	132
	Preferred Stock(2)	6/29/2023	46	50	50
				1,190	194
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.06%*				1,240	244

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	199
Total Consumer Finance - 0.05%*				150	199

Consumer Non-Durables
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Common Stock(2)(10)	4/29/2019	78,935	500	742
Misfits Market, Inc. (f/k/a Imperfect Foods, Inc.)	Preferred Stock(2)	12/31/2022	1,615	142	152
	Preferred Stock(2)	12/31/2022	7,196	358	385
				500	537
Total Consumer Non-Durables - 0.34%*				1,000	1,279

Consumer Products and Services
everdrop GmbH(1)(3)	Preferred Stock(2)	8/1/2022	78	310	328
Frubana Inc.(1)(3)	Preferred Stock(2)	7/13/2022	7,993	500	500
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	421
	Preferred Stock(2)	3/19/2021	46,456	335	295
				668	716
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,796	187	184
	Preferred Stock(2)	11/3/2022	553	37	37
				224	221
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	140,059	420	—
Total Consumer Products and Services - 0.47%*				2,132	1,775

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	738
	Preferred Stock(2)	11/30/2021	10,393	500	500
Total Consumer Retail - 0.33%*				1,000	1,238

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	$500	$499
Total E-Commerce - Clothing and Accessories - 0.13%*				500	499

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)(10)	6/5/2018	31,576	500	56
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	194
	Preferred Stock(2)	4/19/2021	14,490	83	168
	Preferred Stock(2)	9/1/2021	10,298	167	160
				283	522
Total E-Commerce - Personal Goods - 0.15%*				783	578

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(10)	1/5/2018	62,258	250	260
Total Educational/Training Software - 0.07%*				250	260

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	—
Total Entertainment - 0.00%*				3,525	—

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	18,937	16,623
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	8,560
Total Financial Institution and Services - 6.64%*				19,229	25,183

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	128,423	716	376
Total Food & Drug - 0.10%*				716	376

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	127,656	1,000	1,000
Total General Media and Content - 0.26%*				1,000	1,000

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	224
	Common Stock(2)	1/14/2020	142,855	404	264
				600	488
Kalderos, Inc.	Preferred Stock(2)	12/27/2022	45,403	325	325
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	186
Thirty Madison, Inc.	Preferred Stock(2)	5/31/2019	81,708	1,000	757
Total Healthcare Technology Systems - 0.46%*				2,303	1,756

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	42,378	231	231
Total Multimedia and Design Software - 0.06%*				231	231

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of June 30, 2023
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	$400	$1,003
	Preferred Stock(2)	4/7/2020	9,022	125	153
Total Network Systems Management Software - 0.30%*				525	1,156

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	5/6/2022	8,231	104	103
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	1,422
	Ordinary Shares(2)	1/5/2022	26,281	516	507
				1,516	1,929
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,732
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total Other Financial Services - 1.02%*				2,984	3,864

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/18/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	11,246	300	209
Sonder Holdings Inc.	Common Stock(2)(10)	5/21/2019	43,724	313	23
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	110
Total Real Estate Services - 0.10%*				742	371

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	326
	Preferred Stock(2)	5/9/2022	9,169	623	1,027
				923	1,353
Inspirato LLC	Common Stock(2)(4)(10)	9/11/2014	121,622	287	119
Total Travel & Leisure - 0.39%*				1,210	1,472

Total Equity Investments - 11.71%*				$42,303	$44,447

Total Investments in Portfolio Companies - 248.25%*(11)				$1,004,504	$941,955

Total Investments - 248.25%*(9)				$1,004,504	$941,955
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2023, non-qualifying assets represented 29.6% of the Company’s total assets, at fair value.
(2)As of June 30, 2023, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $55.9 million, $101.0 million and $45.1 million, respectively, for the June 30, 2023 investment portfolio. The tax cost of investments is $987.0 million.
(7)Debt is on non-accrual status as of June 30, 2023 and is therefore considered non-income producing. Non-accrual investments as of June 30, 2023 had a total cost and fair value of $102.6 million and $40.1 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in six public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2023, the Company’s portfolio company investments that were subject to restrictions on sales totaled $940.6 million at fair value and represented 247.9% of the Company’s net assets. In addition, unless otherwise indicated, as of June 30, 2023, all investments are pledged as collateral as part of the Company’s revolving credit facility.
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
_______________

Notes applicable to the investments presented in the foregoing schedules of investments:
•Unless otherwise noted as an “Affiliate Investment” or a “Control Investment,” no investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company. As of June 30, 2023 and December 31, 2022, none of the Company’s investments represent a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Unless otherwise noted, interest rate is the annual cash interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of June 30, 2023, the Prime Rate was 8.25%. As of June 30, 2023, approximately 60.5%, or $559.6 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher.
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
June 30, 2023
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2023, including the significant accounting policies described in “Note 2. Significant Accounting Policies” in the Company’s consolidated financial statements included therein.
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
The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of June 30, 2023 and 2022, and, as a result, no capital gains incentive fees were recorded for the three and six months ended June 30, 2023 and 2022.

Management and Incentive Fees (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Base management fee	$4,496	$3,901	$8,807	$7,618
Income incentive fee	—	$3,163	$—	$6,550
Capital gains incentive fee	—	$—	$—	$—

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
For the three months ended June 30, 2023 and 2022, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.6 million and $0.5 million, respectively.
For the six months ended June 30, 2023 and 2022, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $1.1 million and $1.1 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of June 30, 2023 and December 31, 2022. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$853,197	$853,197	$—	$—	$852,951	$852,951
Warrant investments	—	—	44,311	44,311	—	—	48,414	48,414
Equity investments	1,386	—	43,061	44,447	3,312	—	44,599	47,911
Total investments	$1,386	$—	$940,569	$941,955	$3,312	$—	$945,964	$949,276

The following tables show information about Level 3 investments measured at fair value for the six months ended June 30, 2023 and 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2023
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2022	$852,951	$48,414	$44,599	$945,964
Funding and purchases of investments, at cost	86,538	168	936	87,642
Principal payments and sale proceeds received from investments	(55,407)	(274)	—	(55,681)
Net amortization and accretion of premiums and discounts and end-of-term payments	9,490	—	—	9,490
Net realized gains (losses) on investments	(625)	(384)	—	(1,009)
Net change in unrealized gains (losses) included in earnings	(44,432)	(3,613)	(2,474)	(50,519)
Payment-in-kind coupon	4,682	—	—	4,682
Fair value as of June 30, 2023	$853,197	$44,311	$43,061	$940,569

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2023	$(44,432)	$(3,650)	$(2,610)	$(50,692)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the six months ended June 30, 2023.

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
During the three months ended June 30, 2023, the Company recognized net realized gains on investments of $1.9 million. During the three months ended June 30, 2022, the Company recognized net realized losses on investments of $0.7 million.
During the six months ended June 30, 2023, the Company recognized net realized gains on investments of $1.8 million. During the six months ended June 30, 2022, the Company recognized net realized losses on investments of $3.9 million.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended June 30, 2023 was $41.6 million. Net change in unrealized losses during the three months ended June 30, 2022 was $26.3 million.
Net change in unrealized losses during the six months ended June 30, 2023 was $52.4 million. Net change in unrealized losses during the six months ended June 30, 2022 was $31.1 million.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of investments as of June 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$810,580	Discounted Cash Flows	Discount Rate	9.20% - 52.62%	20.76%
	42,617	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 100.00%	51.42%
Warrant investments	41,836	Black Scholes Option Pricing Model	Revenue Multiples	0.25x - 14.6x	4.02x
			Volatility	45.00% - 85.00%	60.23%
			Term	0.20 - 4.50 Years	3.03
			Discount for Lack of Marketability	20.00% - 20.00%	20.00%
			Risk Free Rate	0.09% - 4.41%	2.90%
	574	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	0.25 - 4.00 Years	3.16
	1,901	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.52
			Expected Recovery Rate	18.75% - 100.00%	89.30%
Equity investments	43,061	Black Scholes Option Pricing Model	Revenue Multiples	0.63x - 14.60x	4.18x
			Volatility	45.00% - 85.00%	65.01%
			Term	0.50 - 4.00 Years	2.86
			Risk Free Rate	0.13% - 4.68%	3.80%
Total investments	$940,569

Level 3 Investments (dollars in thousands)	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$821,244	Discounted Cash Flows	Discount Rate	7.99% - 24.36%	18.47%
	31,707	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% -50.00%	26.31%
Warrant investments	45,882	Black Scholes Option Pricing Model	Revenue Multiples	0.25x -14.60x	3.76x
			Volatility	45.00% - 85.00%	59.89%
			Term	0.20 - 4.50	3.08
			Discount for Lack of Marketability	20.00% - 20.00%	20.00%
			Risk Free Rate	0.09% - 4.41%	2.89%
	530	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	0.50 - 4.00	3.5
	2,002	Discounted Expected Return	Discount Rate	15.00% - 30.00%	24.80%
			Term	1.00 - 4.00	2.54
			Expected Recovery Rate	18.75% - 100.00%	90.48%
Equity investments	44,599	Black Scholes Option Pricing Model	Revenue Multiples	1.25x - 14.60x	3.85
			Volatility	45.00% - 85.00%	64.48%
			Term	0.50 - 4.25	3.31
			Risk Free Rate	0.13% - 4.39%	3.48%
Total investments	$945,964
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
Note 6. Borrowings
The following table shows the Company’s outstanding debt as of June 30, 2023 and December 31, 2022:

Liability (in thousands)	June 30, 2023			December 31, 2022
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$350,000	$240,000	$110,000	$350,000	$175,000	$175,000
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	200,000	200,000	—
2027 Notes	125,000	125,000	—	125,000	125,000	—
Total before deferred financing and issuance costs	745,000	635,000	110,000	745,000	570,000	175,000
Unamortized deferred financing and issuance costs	—	(5,983)	—	—	(7,148)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$745,000	$629,017	$110,000	$745,000	$562,852	$175,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company’s unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revolving Credit Facility
Interest cost	$4,458	$564	$8,193	$1,217
Unused fee	170	379	369	722
Amortization of costs and other fees	485	351	964	712
Revolving Credit Facility Total	$5,113	$1,294	$9,526	$2,651

2025 Notes
Interest cost	$787	$788	$1,575	$1,575
Amortization of costs and other fees	52	51	103	102
2025 Notes Total	$839	$839	$1,678	$1,677

2026 Notes
Interest cost	$2,250	$2,250	$4,500	$4,500
Amortization of costs and other fees	110	111	221	221
2026 Notes Total	$2,360	$2,361	$4,721	$4,721

2027 Notes
Interest cost	$1,563	$1,562	$3,125	$2,083
Amortization of costs and other fees	69	70	139	93
2027 Notes Total	$1,632	$1,632	$3,264	$2,176

Total interest expense and amortization of fees	$9,944	$6,126	$19,189	$11,225
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of June 30, 2023, the Company had $350 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances. On July 22, 2022, the Credit Facility was amended to, among other things, extend the revolving period from November 30, 2022 to May 31, 2024 and the scheduled maturity date from May 31, 2024 to November 30, 2025 (unless otherwise terminated earlier pursuant to its terms), as well as change the floating rate from LIBOR to SOFR.

Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under the Credit Facility.
As of June 30, 2023 and December 31, 2022, the Company had outstanding borrowings under the Credit Facility of $240.0 million and $175.0 million, respectively, excluding deferred credit facility costs of $3.4 million and $4.1 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the three months ended June 30, 2023 and 2022, the Company had average outstanding borrowings under the Credit Facility of $215.8 million and $50.3 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 8.79% and 5.01%, respectively.
During the six months ended June 30, 2023 and 2022, the Company had average outstanding borrowings under the Credit Facility of $203.3 million and $62.7 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 8.63% and 4.42%, respectively.
As of June 30, 2023 and December 31, 2022, $623.0 million and $359.7 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $414.3 million and $654.8 million of assets unencumbered, respectively.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under the 2025 Notes.
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.4 million of deferred issuance cost as of June 30, 2023, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. As of June 30, 2023 and December 31, 2022, the fair value of the 2025 Notes was $65.9 million and $69.5 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

2026 Notes
On March 1, 2021, the Company completed a private debt offering of $200.0 million in aggregate principal amount of its 4.50% unsecured notes due March 1, 2026 (the “2026 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2026 Notes is payable semiannually on March 19 and September 19 each year.
The 2026 Notes are governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes. As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under the 2026 Notes.
The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.2 million of deferred issuance cost as of June 30, 2023, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. As of June 30, 2023 and December 31, 2022, the fair value of the 2026 Notes was $183.3 million and $198.6 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
2027 Notes
On February 28, 2022, the Company completed a private debt offering of $125.0 million in aggregate principal amount of its 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2027 Notes is payable semiannually on February 28 and August 28 each year.
The 2027 Notes are governed by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes and the 2026 Notes. As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.0 million of deferred issuance cost as of June 30, 2023, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of June 30, 2023 and December 31, 2022, the fair value of the 2027 Notes was $113.7 million and $113.9 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of June 30, 2023 and December 31, 2022:

Liability (in thousands)	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$240,000	$240,000	$—	$—	$175,000	$175,000
2025 Notes, net(1)	—	—	65,526	65,526	—	—	63,930	63,930
2026 Notes, net(2)	—	—	182,125	182,125	—	—	177,382	177,382
2027 Notes, net(3)	—	—	112,707	112,707	—	—	112,763	112,763
Total	$—	$—	$600,358	$600,358	$—	$—	$529,075	$529,075
_______________
(1)Net of debt issuance costs as of June 30, 2023 and December 31, 2022 of $0.4 million and $0.5 million, respectively.
(2)Net of debt issuance costs as of June 30, 2023 and December 31, 2022 of $1.2 million and $1.4 million, respectively.
(3)Net of debt issuance costs as of June 30, 2023 and December 31, 2022 of $1.0 million and $1.2 million, respectively.

Note 7. Commitments and Contingencies
Commitments
As of June 30, 2023 and December 31, 2022, the Company’s unfunded commitments totaled $205.3 million to 27 portfolio companies and $324.0 million to 37 portfolio companies, respectively, of which $53.9 million and $88.9 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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
The following table shows the Company’s unfunded commitments by portfolio company as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Overtime Sports Inc.	$22,857	$123	$22,857	$122
Corelight, Inc.	20,000	415	30,000	603
Athletic Greens (USA) Inc.	20,000	185	20,000	185
Found Health, Inc.	20,000	112	20,000	112
Frubana Inc.	16,790	392	25,000	585
Savage X, Inc.	12,500	574	12,500	573
Lower Holding Company	12,000	263	12,000	263
Loft Orbital Solutions Inc.	10,000	242	10,000	242
Vial Health Technology Inc.	10,000	83	10,000	83
Activehours, Inc. (d/b/a Earnin)	10,000	—	10,000	—
Avantstay, Inc.	7,020	176	10,000	250
Minted, Inc.	5,509	—	5,100	—
NewStore Inc.	5,000	68	5,000	68
Don't Run Out, Inc.	5,000	—	5,000	—
Homeward, Inc.	5,000	—	5,000	—
Jerry Services, Inc.	5,000	—	15,000	164
Foodology Inc.	3,720	—	7,976	82
McN Investments Ltd.	3,000	74	8,000	218
Tempus Ex Machina, Inc.	3,000	—	—	—
Quick Commerce Ltd	2,000	94	4,000	94
JOKR S.à r.l.	1,499	95	1,499	95
TFG Holding, Inc.	1,400	9	—	—
Belong Home, Inc.	1,000	16	1,000	16
Open Space Labs, Inc.	1,000	16	1,000	16
Substack Inc.	1,000	13	1,000	13
Pair EyeWear, Inc.	1,000	10	1,000	10
True Footage Inc.	23	1	1,417	47
LeoLabs, Inc.	—	—	15,000	422
Kalderos, Inc.	—	—	13,000	214
RenoRun US Inc.	—	—	12,750	487
The Aligned Company (f/k/a Thingy Thing Inc.)	—	—	12,000	12
Merama Inc.	—	—	9,718	197
Mynd Management, Inc.	—	—	5,000	—
FlashParking, Inc.	—	—	3,490	98
Baby Generation, Inc.	—	—	2,500	34
Flo Health, Inc.	—	—	2,167	38
Medly Health Inc.	—	—	2,036	61
Dia Styling Co.	—	—	1,000	—
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	—	—	1,000	—
Project 1920, Inc.	—	—	—	59
Total	$205,318	$2,961	$324,010	$5,463
_______________

(1)The Company did not have any backlog of potential future commitments as of June 30, 2023 or December 31, 2022. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $3.0 million and $5.5 million as of June 30, 2023 and December 31, 2022, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three and six months ended June 30, 2023 and 2022:

Commitments Activity (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Unfunded commitments at beginning of period(1)	$254,498	$247,206	$324,010	$191,662
New commitments(1)	18,005	259,941	21,742	385,673
Fundings	(30,595)	(157,554)	(88,157)	(220,257)
Expirations / Terminations	(36,590)	500	(52,277)	(6,750)
Foreign currency adjustments	—	(923)	—	(1,158)
Unfunded commitments and backlog of potential future commitments at end of period	$205,318	$349,170	$205,318	$349,170
Backlog of potential future commitments	—	15,000	—	15,000
Unfunded commitments at end of period	$205,318	$334,170	$205,318	$334,170
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of June 30, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	June 30, 2023	December 31, 2022
Dependent on milestones	$53,943	$88,917
Expiring during:
2023	$120,163	$224,053
2024	56,790	72,000
2025	28,365	27,957
Unfunded commitments	$205,318	$324,010
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of June 30, 2023 and December 31, 2022, the Company did not have any backlog of potential future commitments.

Note 8. Financial Highlights
The following table shows the financial highlights for the six months ended June 30, 2023 and 2022:

Financial Highlights (in thousands, except per share data)	For the Six Months Ended June 30,
	2023	2022
Per Share Data(1)
Net asset value at beginning of period	$11.88	$14.01
Changes in net asset value due to:
Net investment income	1.06	0.84
Net realized gains (losses) on investments	0.05	(0.12)
Net change in unrealized gains (losses) on investments	(1.49)	(1.00)
Distributions from net investment income	(0.80)	(0.72)
Net asset value at end of period	$10.70	$13.01

Net investment income per share	$1.06	$0.84
Net increase (decrease) in net assets resulting from operations per share	$(0.37)	$(0.28)
Weighted average shares of common stock outstanding for period	35,373	31,024
Shares of common stock outstanding at end of period	35,447	31,074

Ratios / Supplemental Data
Net asset value at beginning of period	$419,940	$434,491
Net asset value at end of period	$379,434	$404,324
Average net asset value	$417,763	$432,071
Stock price at end of period	$11.78	$12.74

Total return based on net asset value per share(2)	(3.4)%	(2.3)%
Total return based on stock price(3)	21.1%	(25.4)%

Net investment income to average net asset value(4)	18.1%	12.2%
Net increase (decrease) in net assets to average net asset value(4)	(6.4)%	(4.1)%
Ratio of expenses to average net asset value(4)	15.1%	13.3%
Operating expenses excluding incentive fees to average net asset value(4)	15.1%	10.3%
Income incentive fees to average net asset value(4)	—%	3.1%
Capital gains incentive fees to average net asset value(4)	—%	—%
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
(4)Percentage is presented on an annualized basis.
The weighted average portfolio yield on total debt investments shown below is for the six months ended June 30, 2023 and 2022:

Ratios (Percentages, on an annualized basis)(1)	For the Six Months Ended June 30,
	2023	2022
Weighted average portfolio yield on total debt investments(2)	14.7%	15.0%
Coupon income	11.8%	10.2%
Accretion of discount	0.9%	0.8%
Accretion of end-of-term payments	1.7%	1.8%
Impact of prepayments during the period	0.3%	2.2%
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

Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the three and six months ended June 30, 2023 and 2022:

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net investment income	$18,837	$12,654	$37,416	$26,201
Net increase (decrease) in net assets resulting from operations	$(20,855)	$(14,413)	$(13,176)	$(8,708)
Weighted average shares of common stock outstanding	35,398	31,037	35,373	31,024
Net investment income per share of common stock	$0.53	$0.41	$1.06	$0.84
Net increase (decrease) in net assets resulting from operations per share of common stock	$(0.59)	$(0.46)	$(0.37)	$(0.28)
Note 10.    Equity
Since inception through June 30, 2023, the Company has issued 34,999,352 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, a registered follow-on offering in 2020 and a registered follow-on offering in 2022. The Company received net proceeds from these offerings of $488.1 million, net of the portion of the underwriting sales load and offering costs paid by the Company. Included in the $488.1 million of net proceeds from these offerings is $55.3 million in net proceeds from the Company’s issuance in August 2022 of an aggregate of 4,161,807 shares of common stock in a registered follow-on offering pursuant to an underwriting agreement by and among the Company, the Adviser and the Administrator, on the one hand, and Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in the underwriting agreement. 411,807 of the shares issued in August 2022 were issued pursuant to the underwriters’ option to purchase additional shares.
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
As of June 30, 2023, $50.0 million in shares remained available for sale under the ATM Program.
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

The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the six months ended June 30, 2023 and for the year ended December 31, 2022:

Issuance of Common Stock for the Six Months Ended June 30, 2023 (in thousands, except for share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2023 distribution reinvestment	3/31/2023	49	$566	$—	$—	$11.48
Second quarter 2023 distribution reinvestment	6/30/2023	50	553	—	—	$11.19
Total issuance		99	$1,119	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2022 (in thousands, except per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2022 distribution reinvestment	3/31/2022	26	$426	$—	$—	$16.59
Second quarter 2022 distribution reinvestment	6/30/2022	37	452	—	—	$12.10
Public follow-on	8/9/2022	3,750	51,563	1,547	177	$13.75
Public follow-on (over-allotment)	8/31/2022	412	5,662	170	—	$13.75
Third quarter 2022 distribution reinvestment	9/30/2022	46	479	—	—	$10.32
Fourth quarter 2022 distribution reinvestment	12/30/2022	66	654	—	—	$9.91
Total issuance		4,337	$59,236	$1,717	$177
The Company had 35,446,752 and 35,348,049 shares of common stock outstanding as of June 30, 2023 and December 31, 2022, respectively.
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

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to June 30, 2023. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2022, 2018 and 2017, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
			Total cash distributions	$13.85
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.
(2)Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the three months ended June 30, 2023 and 2022, the Company recorded $0.2 million and $0.1 million, respectively, for an excise tax accrual. During the six months ended June 30, 2023 and 2022, the Company recorded $0.5 million and $0.3 million, respectively, for an excise tax accrual. For the three months ended June 30, 2023 and 2022, total distributions of $0.40 per share and $0.36 per share were declared and paid, respectively, and represented distributions from ordinary income. For the six months ended June 30, 2023 and 2022, total distributions of $0.80 per share and $0.72 per share were declared and paid, respectively, and represented distributions from ordinary income. No provision for income tax was recorded in the Company’s consolidated statements of operations for the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, the Company estimated it had undistributed taxable earnings from net investment income of $32.1 million, or $0.90 per share. Since March 5, 2014 (commencement of operations) to June 30, 2023, total distributions of $13.85 per share have been paid.
Note 12. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2023, except as discussed below.
Distribution
On July 26, 2023, the Board declared a $0.40 per share regular quarterly distribution payable on September 29, 2023 to stockholders of record on September 15, 2023.
Recent Portfolio Activity
From July 1, 2023 through August 1, 2023, the Company closed $5.2 million of additional debt commitments, funded $6.0 million in new investments and $25.0 million of the Company’s unfunded commitments expired or were terminated. From July 1, 2023 through August 1, 2023, the Company received $6.0 million of principal repayments.

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
•the outcome and impact on the Company of any material pending or threatened legal proceedings to which the Company or its property is subject;
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
•the adequacy of our and our portfolio companies’ available liquidity, cash resources and working capital and compliance with covenants under borrowing arrangements;
•the ability of our portfolio companies to obtain financing on attractive terms or at all; and
•the timing of cash flows, if any, from the operations of our portfolio companies.
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
Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, under the governing agreements for the 2025 Notes, the 2026 Notes and the 2027 Notes, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 for more information. As of June 30, 2023, we were in compliance with the asset coverage requirements under the 1940 Act and with our covenants under the Credit Facility and under the governing agreements for the 2025 Notes, the 2026 Notes and the 2027 Notes.
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
As of June 30, 2023, we had 346 investments in 119 companies. Our investments included 162 debt investments, 123 warrant investments, and 61 direct equity and related investments. As of June 30, 2023, the aggregate cost and fair value of these investments were $1.0 billion and $942.0 million, respectively. As of June 30, 2023, 10 of our portfolio companies were publicly traded. As of June 30, 2023, the 162 debt investments had an aggregate fair value of $853.2 million and a weighted average loan to enterprise value ratio at the time of underwriting of 7.6%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$933,263	$853,197	$(80,066)	162	56
Warrant investments	28,938	44,311	15,373	123	106
Equity investments	42,303	44,447	2,144	61	48
Total Investments in Portfolio Companies	$1,004,504	$941,955	$(62,549)	346	119	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$888,586	$852,951	$(35,635)	144	57
Warrant investments	29,427	48,414	18,987	124	107
Equity investments	41,394	47,911	6,517	59	48
Total Investments in Portfolio Companies	$959,407	$949,276	$(10,131)	327	121	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$147,968	15.7%
E-Commerce - Clothing and Accessories	135,326	14.4
Business Applications Software	75,794	8.0
Financial Institution and Services	71,703	7.6
Real Estate Services	71,308	7.6
Business/Productivity Software	58,189	6.2
Healthcare Technology Systems	55,491	5.9
Business Products and Services	49,352	5.2
Other Financial Services	34,798	3.7
Travel & Leisure	33,171	3.5
Security Services	31,860	3.4
Shopping Facilitators	28,734	3.1
Entertainment	28,236	3.0
Application Software	25,189	2.7
E-Commerce - Personal Goods	21,892	2.3
Multimedia and Design Software	20,349	2.2
Food & Drug	16,382	1.7
Consumer Finance	15,962	1.7
Consumer Non-Durables	9,227	1.0
Consumer Retail	2,169	0.2
General Media and Content	2,162	0.2
Information Services (B2C)	1,990	0.2
Network Systems Management Software	1,829	0.2
Financial Software	1,012	0.1
Database Software	465	*
Commercial Services	432	*
Educational/Training Software	260	*
Aerospace and Defense	192	*
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Computer Hardware	116	*
Healthcare Services	55	*
Advertising / Marketing	13	*
Transportation	—	*
Building Materials/Construction Machinery	—	*
Medical Software and Information Services	—	*
Total portfolio company investments	$941,955	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.

	December 31, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$166,626	17.6%
E-Commerce - Clothing and Accessories	131,855	13.9
Business Applications Software	95,772	10.1
Financial Institution and Services	70,083	7.4
Real Estate Services	63,961	6.7
Business/Productivity Software	56,070	5.9
Business Products and Services	49,447	5.2
Travel & Leisure	32,362	3.4
Security Services	31,657	3.3
Entertainment	28,657	3.0
Shopping Facilitators	28,406	3.0
Other Financial Services	24,029	2.5
Healthcare Technology Systems	23,347	2.5
Application Software	22,802	2.4
Multimedia and Design Software	20,174	2.1
Healthcare Services	20,074	2.1
Food & Drug	18,053	1.9
Consumer Finance	17,750	1.9
Database Software	13,702	1.4
E-Commerce - Personal Goods	13,161	1.4
Consumer Non-Durables	11,935	1.3
Consumer Retail	2,169	0.2
General Media and Content	2,162	0.2
Network Systems Management Software	1,925	0.2
Commercial Services	1,310	0.1
Financial Software	997	0.1
Aerospace and Defense	192	*
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Educational/Training Software	140	*
Computer Hardware	116	*
Advertising / Marketing	13	*
Transportation	—	*
Building Materials/Construction Machinery	—	*
Medical Software and Information Services	—	*
Total portfolio company investments	$949,276	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$825,618	96.8%	$822,438	96.4%
Revolver loans	27,579	3.2	29,888	3.5
Convertible notes	—	—	625	0.1
Total debt investments	$853,197	100.0%	$852,951	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 18.4% and 21.4% of our debt investments at fair value as of June 30, 2023 and December 31, 2022, respectively.

Investment Activity
During the three months ended June 30, 2023, we entered into debt commitments with one new portfolio company and three existing portfolio companies totaling $18.0 million, funded debt investments to eight portfolio companies for $30.6 million in principal value, acquired warrant investments representing $38,000 of value, and made direct equity investments of $0.1 million. Debt investments funded during the three months ended June 30, 2023 carried a weighted average annualized portfolio yield of 16.4% at origination.
During the six months ended June 30, 2023, we entered into debt commitments with one new portfolio company and 11 existing portfolio companies totaling $21.7 million, funded debt investments to 16 portfolio companies for $88.2 million in principal value, acquired warrant investments representing $0.2 million of value, and made direct equity investments of $0.2 million. Debt investments funded during the six months ended June 30, 2023 carried a weighted average annualized portfolio yield of 14.9%1 at origination.
During the three months ended June 30, 2022, we entered into debt commitments with 13 new portfolio companies and four existing portfolio companies totaling $259.9 million, funded debt investments to 20 portfolio companies for $157.6 million in principal value, acquired warrant investments representing $2.1 million of value, and made direct equity investments of $0.7 million. Debt investments funded during the three months ended June 30, 2022 carried a weighted average annualized portfolio yield of 13.6% at origination.
During the six months ended June 30, 2022, we entered into debt commitments with 21 new portfolio companies and seven existing portfolio companies totaling $385.7 million, funded debt investments to 26 portfolio companies for $220.3 million in principal value, acquired warrant investments representing $3.0 million of value, and made direct equity investments of $3.1 million. Debt investments funded during the six months ended June 30, 2022 carried a weighted average annualized portfolio yield of 13.5% at origination.
During the three months ended June 30, 2023, we received $33.8 million of principal prepayments and $1.7 million of scheduled principal amortization. During the six months ended June 30, 2023, we received $33.8 million of principal prepayments, $3.4 million of early repayments and $18.3 million of scheduled principal amortization.
During the three months ended June 30, 2022, $50.2 million of principal prepayments, $4.8 million of early repayments and $10.3 million of scheduled principal amortization. During the six months ended June 30, 2022, we received $165.8 million of principal prepayments, $4.8 million of early repayments and $16.2 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Beginning portfolio at fair value	$982,828	$806,447	$949,276	$865,340
New debt investments, net(1)	30,164	154,391	86,538	215,850
Scheduled principal amortization	(1,666)	(10,296)	(18,257)	(16,164)
Principal prepayments and early repayments	(33,750)	(55,038)	(37,150)	(170,572)
Net amortization and accretion of premiums and discounts and end-of-term payments	4,172	3,609	9,490	5,542
Payment-in-kind coupon	2,597	1,352	4,682	2,935
New warrant investments	38	2,145	168	2,960
New equity investments	433	1,100	936	3,796
Proceeds from dispositions of investments	(3,173)	—	(3,173)	(246)
Net realized gains (losses) on investments	1,863	(670)	1,863	(1,664)
Net change in unrealized gains (losses) on investments	(41,551)	(26,322)	(52,418)	(31,059)
Ending portfolio at fair value	$941,955	$876,718	$941,955	$876,718
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

1 This yield excludes the impact of $2.0 million in short-term loans that were funded and repaid during the three months ended March 31, 2023, which carried a higher interest rate than our normal course investments, and the impact thereof on our weighted average adjusted annualized yield at origination for the period presented.

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the three and six months ended June 30, 2023 and 2022:

Commitments and Fundings (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Debt Commitments
New portfolio companies	$5,000	$214,441	$5,000	$308,173
Existing portfolio companies	13,006	45,500	16,743	77,500
Total(1)	$18,006	$259,941	$21,743	$385,673

Funded Debt Investments	$30,595	$157,554	$88,157	$220,257

Equity Investments	$60	$733	$202	$3,093

Non-Binding Term Sheets	$113,959	$803,637	$312,738	$1,460,266
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of June 30, 2023 and December 31, 2022, we did not have any backlog of potential future commitments.
Asset Quality
Consistent with TPC’s existing policies, our Adviser maintains a credit watch list which places borrowers into five risk categories based on our Adviser’s senior investment team’s judgment, where 1 is the best rating and all new loans are generally assigned a rating of 2.

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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$113,825	13.3%	7	$55,921	6.6%	3
White (2)	638,248	74.8	38	699,008	81.9	48
Yellow (3)	58,507	6.9	5	88,912	10.4	5
Orange (4)	14,174	1.7	2	9,110	1.1	1
Red (5)	28,443	3.3	4	—	—	—
	$853,197	100.0%	56	$852,951	100.0%	57

As of June 30, 2023 and December 31, 2022, the weighted average investment ranking of our debt investment portfolio was 2.07 and 2.06, respectively. During the three months ended June 30, 2023, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: three portfolio companies with an aggregate principal balance of $33.2 million were upgraded from White (2) to Clear (1), one portfolio company with a principal balance of $20.0 million2 was upgraded from Yellow (3) to White (2), one portfolio company with a principal balance of $5.0 million was downgraded from White (2) to Yellow (3), one portfolio company with a principal balance of $10.0 million was downgraded from White (2) to Orange (4), two portfolio companies with an aggregate principal balance of $23.4 million were downgraded from Yellow (3) to Red (5), and two portfolio companies with an aggregate principal balance of $47.6 million were downgraded from Orange (4) to Red (5).
As of June 30, 2023, we had investments in six portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $102.6 million and $40.1 million, respectively. As of December 31, 2022, we had an investment in one portfolio company which was on non-accrual status, with an aggregate cost and fair value of $29.5 million and $9.1 million, respectively.
Results of Operations
Comparison of operating results for the three and six months ended June 30, 2023 and 2022
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the three months ended June 30, 2023, our net decrease in net assets resulting from operations was $20.9 million, which was comprised of $18.8 million of net investment income and $39.7 million of net realized and unrealized losses. For the three months ended June 30, 2022, our net decrease in net assets resulting from operations was $14.4 million, which was comprised of $12.7 million of net investment income and $27.1 million of net realized and unrealized losses. On a per share basis for the three months ended June 30, 2023, net investment income was $0.53 per share and the net decrease in net assets from operations was $0.59 per share, as compared to net investment income of $0.41 per share and a net decrease in net assets from operations of $0.46 per share for the three months ended June 30, 2022.
For the six months ended June 30, 2023, our net decrease in net assets resulting from operations was $13.2 million, which was comprised of $37.4 million of net investment income and $50.6 million of net realized and unrealized losses. For the six months ended June 30, 2022, our net decrease in net assets resulting from operations was $8.7 million, which was comprised of $26.2 million of net investment income and $34.9 million of net realized and unrealized losses. On a per share basis for the six months ended June 30, 2023, net investment income was $1.06 per share and the net decrease in net assets from operations was $0.37 per share, as compared to net investment income of $0.84 per share and a net decrease in net assets from operations of $0.28 per share for the six months ended June 30, 2022.
Investment Income
For the three months ended June 30, 2023, total investment and other income was $35.2 million as compared to $27.4 million for the three months ended June 30, 2022. The increase in total investment and other income for the three months ended June 30, 2023, compared to the 2022 period, is primarily due to a greater weighted average principal amount outstanding on our income-bearing debt investment portfolio and higher investment yields, partially offset by reduced loan prepayment activity.
For the six months ended June 30, 2023, total investment and other income was $68.8 million as compared to $54.8 million for the six months ended June 30, 2022. The increase in total investment and other income for the six months ended June 30, 2023, compared to the 2022 period, is primarily due to a greater weighted average principal amount outstanding on our income-bearing debt investment portfolio and higher investment yields, partially offset by reduced loan prepayment activity.
For the three months ended June 30, 2023, we recognized $0.7 million in other income consisting of $0.1 million due to the termination or expiration of unfunded commitments and $0.6 million from the realization of certain fees paid and accrued from portfolio companies. For the three months ended June 30, 2022, we recognized $0.4 million in other income consisting of $0.4 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
For the six months ended June 30, 2023, we recognized $2.1 million in other income consisting of $1.1 million due to the termination or expiration of unfunded commitments and $1.0 million from the realization of certain fees paid and accrued from portfolio companies. For the six months ended June 30, 2022, we recognized $1.8 million in other income consisting primarily of $1.8 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.

2 Represents the Hey Favor, Inc. (f/k/a The Pill Club Holdings, Inc.) loans assumed by Thirty Madison, Inc.

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
For the three months ended June 30, 2023, total operating expenses were $16.3 million as compared to $14.8 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, total operating expenses were $31.4 million as compared to $28.6 million for the six months ended June 30, 2022.
Base management fees for the three months ended June 30, 2023 and 2022 totaled $4.5 million and $3.9 million, respectively. Base management fees for the six months ended June 30, 2023 and 2022 totaled $8.8 million and $7.6 million, respectively. Base management fees increased during the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, due to increases in the average size of our portfolio during the applicable periods used in the calculations.
There were no income incentive fees for the three and six months ended June 30, 2023. Income incentive fees for the three and six months ended June 30, 2022 totaled $3.2 million and $6.6 million, respectively. For the three and six months ended June 30, 2023, our income incentive fee was reduced by $3.8 million and $7.5 million, respectively, due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase in net investment income for the three and six months ended June 30, 2023 of $3.7 million and $7.5 million, respectively.
There were no capital gains incentive fee expenses for the six months ended June 30, 2023 and 2022.
Interest expense and amortization of fees totaled $9.9 million and $6.1 million for the three months ended June 30, 2023 and 2022, respectively. The increase during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, is primarily due to a greater weighted-average outstanding principal balance under the Credit Facility and an increase in interest rates.
Interest expense and amortization of fees totaled $19.2 million and $11.2 million for the six months ended June 30, 2023 and 2022, respectively. The increase during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, is primarily due to a greater weighted-average outstanding principal balance under the Credit Facility and an increase in interest rates.
Administration agreement and general and administrative expenses totaled $1.9 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively. Administration agreement and general and administrative expenses totaled $3.4 million and $3.2 million for the six months ended June 30, 2023 and 2022, respectively. The increase for the 2023 periods, as compared to the 2022 periods, was primarily due to higher excise tax accruals.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended June 30, 2023, we recognized net realized gains on investments of $1.9 million resulting primarily from $2.9 million of realized gains from the sale of publicly traded equity investments, partially offset by $1.0 million of realized losses on investments. During the six months ended June 30, 2023, we recognized net realized gains on investments of $1.8 million.
During the three months ended June 30, 2022, we recognized net realized losses on investments of $0.7 million resulting primarily from the write-off of a warrant investment. During the six months ended June 30, 2022, we recognized net losses on investments of $3.9 million, primarily resulting from the sale of our investment in Casper Sleep Inc., the write-off of a warrant investment and foreign currency adjustments.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the three months ended June 30, 2023 was $41.6 million, consisting of $37.8 million of net unrealized losses on the debt investment portfolio and $3.8 million of net unrealized losses on the warrant and equity portfolio resulting from fair value adjustments and the reversal of previously recorded unrealized gains from investments realized during the period. Net change in unrealized losses during the six months ended June 30, 2023 was $52.4 million, consisting of $44.4 million of net unrealized losses on the debt investment portfolio and $8.0 million of net unrealized losses on the warrant and equity portfolio resulting from fair value adjustments and the reversal of previously recorded unrealized gains from investments realized during the period.

Net change in unrealized losses during the three months ended June 30, 2022 was $26.3 million, consisting of $16.8 million of net unrealized losses on our debt investment portfolio, of which $13.2 million of unrealized losses relate to the write-down of Pencil and Pixel, Inc., which was rated Red (5) on our credit watch list and $4.9 million of net unrealized losses on our warrant and equity portfolio resulting from fair value and mark-to-market adjustments, as well as $4.6 million of net unrealized losses from foreign currency adjustments. Net change in unrealized losses during the six months ended June 30, 2022 was $31.1 million, consisting of $21.2 million of net unrealized losses on our debt investment portfolio, of which $13.2 million of unrealized losses relate to the write-down of Pencil and Pixel, Inc., which was rated Red (5) on our credit watch list and $4.8 million of net unrealized losses on our warrant and equity portfolio resulting from fair value and mark-to-market adjustments, as well as $5.1 million of net unrealized losses from foreign currency adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.
Portfolio Yield and Total Return
Investment income includes interest income on our debt investments, utilizing the effective yield method, including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three months ended June 30, 2023 and 2022, interest income totaled $34.5 million and $27.0 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 14.7% and 14.5%, respectively. For the six months ended June 30, 2023 and 2022, interest income totaled $66.8 million and $52.9 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 14.7% and 15.0%, respectively.
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
For the three months ended June 30, 2023 and 2022, the yield on our total debt portfolio, excluding the impact of prepayments, was 14.1% and 12.8%, respectively. For the six months ended June 30, 2023 and 2022, the yield on our total debt portfolio, excluding the impact of prepayments, was 14.4% and 12.8%, respectively.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average annualized portfolio yield on total debt investments(2)	14.7%	14.5%	14.7%	15.0%
Coupon income	11.8%	10.4%	11.8%	10.2%
Accretion of discount	0.7%	0.7%	0.9%	0.8%
Accretion of end-of-term payments	1.6%	1.7%	1.7%	1.8%
Impact of prepayments during the period	0.6%	1.7%	0.3%	2.2%
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
Total return based on stock price is the change in the ending stock price of our common stock plus distributions paid during the period assuming participation in our dividend reinvestment plan divided by the beginning stock price of our common stock for such period. For the three months ended June 30, 2023 and 2022, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was (5.2)% and (3.2)%, respectively, and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 1.0% and (24.9)%, respectively. For the six months ended June 30, 2023 and 2022, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was (3.4)% and (2.3)%, respectively, and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 21.1% and (25.4)%, respectively.

The table below shows our return on average total assets and return on average NAV for the three and six months ended June 30, 2023 and 2022:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net investment income	$18,837	$12,654	$37,416	$26,201
Net increase (decrease) in net assets	$(20,855)	$(14,413)	$(13,176)	$(8,708)

Average net asset value(1)	$411,820	$428,378	$417,763	$432,071
Average total assets(1)	$1,043,847	$891,559	$1,037,328	$868,359

Net investment income to average net asset value(2)	18.3%	11.8%	18.1%	12.2%
Net increase (decrease) in net assets to average net asset value(2)	(20.3)%	(13.5)%	(6.4)%	(4.1)%

Net investment income to average total assets(2)	7.2%	5.7%	7.3%	6.1%
Net increase (decrease) in net assets to average total assets(2)	(8.0)%	(6.5)%	(2.6)%	(2.0)%
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
Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our investment portfolio, including our investment valuation policy (which has been approved by the Board), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report on Form 10-Q.
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
As of June 30, 2023, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 90.8% of our total assets, as compared to 93.6% of our total assets as of December 31, 2022.
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
Cash Flows
During the six months ended June 30, 2023, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $7.5 million, and net cash provided by financing activities was $37.7 million due primarily to net borrowings under the Credit Facility of $65.0 million partially offset by $27.2 million in distributions paid. As of June 30, 2023, cash and cash equivalents, including restricted cash, was $89.4 million.
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
Credit Facility
As of June 30, 2023, we had $350 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on May 31, 2024, and the maturity date of the Credit Facility is November 30, 2025 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of June 30, 2023 and December 31, 2022, we had outstanding borrowings under the Credit Facility of $240.0 million and $175.0 million, respectively, excluding deferred credit facility costs of $3.4 million and $4.1 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $110.0 million and $175.0 million of remaining capacity on our Credit Facility as of June 30, 2023 and December 31, 2022, respectively.
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
As of June 30, 2023 and December 31, 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.6 million and $69.5 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2025 Notes.
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
As of June 30, 2023 and December 31, 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $198.8 million and $198.6 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.

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
As of June 30, 2023 and December 31, 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2027 Notes, net of deferred issuance costs, of $124.0 million and $123.8 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2027 Notes.
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
As of June 30, 2023, $50.0 million in shares remained available for sale under the ATM Program.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of June 30, 2023, our asset coverage for borrowed amounts was 160%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of June 30, 2023:

Payments Due By Period (in thousands)	June 30, 2023
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$240,000	$—	$240,000	$—	$—
2025 Notes	70,000	—	70,000	—	—
2026 Notes	200,000	—	200,000	—	—
2027 Notes	125,000	—	—	125,000	—
Total	$635,000	$—	$510,000	$125,000	$—

Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2023 and December 31, 2022, our unfunded commitments totaled $205.3 million and $324.0 million, respectively, of which $53.9 million and $88.9 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of June 30, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	June 30, 2023	December 31, 2022
Overtime Sports Inc.	$22,857	$22,857
Corelight, Inc.	20,000	30,000
Athletic Greens (USA) Inc.	20,000	20,000
Found Health, Inc.	20,000	20,000
Frubana Inc.	16,790	25,000
Savage X, Inc.	12,500	12,500
Lower Holding Company	12,000	12,000
Loft Orbital Solutions Inc.	10,000	10,000
Vial Health Technology Inc.	10,000	10,000
Activehours, Inc. (d/b/a Earnin)	10,000	10,000
Avantstay, Inc.	7,020	10,000
Minted, Inc.	5,509	5,100
NewStore Inc.	5,000	5,000
Don't Run Out, Inc.	5,000	5,000
Homeward, Inc.	5,000	5,000
Jerry Services, Inc.	5,000	15,000
Foodology Inc.	3,720	7,976
McN Investments Ltd.	3,000	8,000
Tempus Ex Machina, Inc.	3,000	—
Quick Commerce Ltd	2,000	4,000
JOKR S.à r.l.	1,499	1,499
TFG Holding, Inc.	1,400	—
Belong Home, Inc.	1,000	1,000
Open Space Labs, Inc.	1,000	1,000
Substack Inc.	1,000	1,000
Pair EyeWear, Inc.	1,000	1,000
True Footage Inc.	23	1,417
LeoLabs, Inc.	—	15,000
Kalderos, Inc.	—	13,000
RenoRun US Inc.	—	12,750
The Aligned Company (f/k/a Thingy Thing Inc.)	—	12,000
Merama Inc.	—	9,718
Mynd Management, Inc.	—	5,000
FlashParking, Inc.	—	3,490
Baby Generation, Inc.	—	2,500
Flo Health, Inc.	—	2,167
Medly Health Inc.	—	2,036
Dia Styling Co.	—	1,000
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	—	1,000
Total	$205,318	$324,010
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.

The following table shows additional information on our unfunded commitments regarding milestones and expirations as of June 30, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	June 30, 2023	December 31, 2022
Dependent on milestones	$53,943	$88,917
Expiring during:
2023	$120,163	$224,053
2024	56,790	72,000
2025	28,365	27,957
Unfunded commitments	$205,318	$324,010
_______________
(1)Does not include backlog of potential future commitments.
As of June 30, 2023, our unfunded commitments to 27 companies totaled $205.3 million. During the three and six months ended June 30, 2023, $36.6 million and $52.3 million, respectively, in unfunded commitments expired or were terminated.
As of December 31, 2022, our unfunded commitments to 37 companies totaled $324.0 million. During the year ended December 31, 2022, $43.8 million in unfunded commitments expired or were terminated.
Our credit agreements contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying portfolio company experiences material adverse events that affect the financial condition or business outlook for the portfolio company. Since these commitments may expire without being drawn upon, unfunded commitments do not necessarily represent future cash requirements or future earning assets for us. We generally expect 50% - 75% of our unfunded commitments to eventually be drawn before the expiration of their corresponding availability periods.
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of June 30, 2023 and December 31, 2022, the fair value for these unfunded commitments totaled $3.0 million and $5.5 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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

The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to June 30, 2023. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2022, 2018 and 2017 distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
			Total cash distributions	$13.85
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.
For the three months ended June 30, 2023, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 74.2% of total distributions paid. As of June 30, 2023, we had estimated undistributed taxable earnings from net investment income of $32.1 million, or $0.90 per share.

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
Recent Developments
Distribution
On July 26, 2023, the Board declared a $0.40 per share regular quarterly distribution payable on September 29, 2023 to stockholders of record on September 15, 2023.
Recent Portfolio Activity
From July 1, 2023 through August 1, 2023, we closed $5.2 million of additional debt commitments, funded $6.0 million in new investments and $25.0 million of our unfunded commitments expired or were terminated. From July 1, 2023 through August 1, 2023, we received $6.0 million of principal repayments.
Subsequent to quarter end, VanMoof Global Holding B.V. and its Dutch subsidiaries were declared bankrupt by the District Court of Amsterdam.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. We are also subject to risks relating to the capital markets; changes in foreign currency exchange rates; conditions affecting the general economy; legislative reform; and local, regional, national or global political, social or economic instability. U.S. and global capital markets and credit markets have recently been experiencing an increase in the level of volatility across such markets and in the values of publicly-traded securities. Any continuation of the stresses on capital markets and credit markets, or a further increase in volatility, could result in a contraction of available credit for us and/or an inability by us to access the equity or debt capital markets, or could otherwise cause an inability or unwillingness of our lenders to fund their commitments to us, any of which may have a material adverse effect on our results of operations and financial condition.
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
As of June 30, 2023, approximately 60.5%, or $559.6 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it goes above the interest rate floor; however, our 2025 Notes, 2026 Notes and 2027 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement (as modified by the First Supplement with respect to the 2026 Notes and the Second Supplement with respect to the 2027 Notes)) occurs).

As of June 30, 2023, our floating rate borrowings totaled $240.0 million, which represented 37.8% of our outstanding debt. As of June 30, 2023, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of June 30, 2023 was 8.25%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings under the Credit Facility, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of June 30, 2023. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of June 30, 2023, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2023 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$16,789	$(7,200)	$9,589
Up 200 basis points	$11,193	$(4,800)	$6,393
Up 100 basis points	$5,596	$(2,400)	$3,196
Up 50 basis points	$2,798	$(1,200)	$1,598
Down 50 basis points	$(2,748)	$1,200	$(1,548)
Down 100 basis points	$(5,408)	$2,400	$(3,008)
Down 200 basis points	$(10,551)	$4,800	$(5,751)
Down 300 basis points	$(15,116)	$7,200	$(7,916)
This analysis is indicative of the potential impact on our investment income as of June 30, 2023, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after June 30, 2023 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of June 30, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates, foreign currency exchange rates and other factors drive our performance more directly than does inflation. Changes in interest rates and foreign currency exchange rates do not necessarily correlate with changes in inflation rates.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the desired control objectives will be achieved, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
In June 2023, a shareholder filed a putative securities class action complaint against the Company and certain of its directors and officers. Case No. 3:23-cv-02980-TLT (N.D. Cal.). The complaint alleges violations of federal securities laws during a class period between March 4, 2020 and May 1, 2023. As relief, the plaintiff seeks, among other things, unspecified damages and fees and costs. The case is at a preliminary stage and no lead plaintiff has been appointed yet.
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
In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2022 (filed with the SEC on March 1, 2023) and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (filed with the SEC on May 3, 2023), which could materially affect our business, financial condition or operating results.
Short sellers may engage in manipulative activity in order to drive down the price of our common stock.
Short sellers have in the past, and may in the future, issue reports designed to drive down the price of our common stock so that they can profit from market fluctuations, which could have a material adverse effect on the value of your investment.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Dividend Reinvestment Plan
During the three months ended June 30, 2023, we issued 49,398 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended June 30, 2023 was $0.6 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Fees and Expenses
The following table is being provided to update, as of June 30, 2023, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-254802), declared effective by the SEC on May 26, 2021, as supplemented by any prospectus supplements relating to our ATM Program. The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Quarterly Report on Form 10-Q, or any filing under the Securities Act into which this Quarterly Report on Form 10-Q is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.
Except as noted below, the following annualized percentages were calculated based on actual expenses incurred in the six months ended June 30, 2023 and net assets as of June 30, 2023, and do not include events occurring subsequent thereto. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission payable by us (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as a percentage of net assets attributable to common stock):
Base management fee payable under the Advisory Agreement	4.68%	(4)
Incentive fee payable under the Advisory Agreement (20% of net investment income and realized capital gains)	3.98%	(5)
Interest payments on borrowed funds	10.20%	(6)
Other expenses	1.79%	(7)
Total annual expenses	20.65%
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

(5)Assumes that annual incentive fees earned by our Adviser remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the six months ended June 30, 2023 adjusted for any equity issuances. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable. Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since March 5, 2014. Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.
(6)“Interest payments on borrowed funds” represent our estimated annual interest payment, fees and credit facility expenses and are based on results of operations for the six months ended June 30, 2023 (annualized), including with respect to the Credit Facility, the 2025 Notes, the 2026 Notes and the 2027 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)“Other expenses” represent our estimated amounts for the current fiscal year, which are based upon the results of our operations for the six months ended June 30, 2023, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (1)	$167	$444	$660	$1,015
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized capital gains	$177	$466	$686	$1,035
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

		Closing Sales Price(2)		Premium/(Discount) of High Sales Price to NAV(3)	Premium/(Discount) of Low Sales Price to NAV(3)	Declared Distributions
Period	NAV(1)	High	Low
Third Quarter of 2023 (through August 1, 2023)	*	$11.93	$12.62	*	*	$0.40
Second Quarter of 2023	$10.70	$12.27	$9.81	14.7%	(8.3)%	$0.40
First Quarter of 2023	$11.69	$12.72	$10.75	8.8%	(8.0)%	$0.40
Fourth Quarter of 2022	$11.88	$13.31	$10.43	12.0%	(12.2)%	$0.47	(4)
Third Quarter of 2022	$12.69	$14.47	$10.46	14.0%	(17.6)%	$0.36
Second Quarter of 2022	$13.01	$17.88	$12.17	37.4%	(6.5)%	$0.36
First Quarter of 2022	$13.84	$18.07	$15.80	30.6%	14.2%	$0.36
Fourth Quarter of 2021	$14.01	$19.05	$15.90	36.0%	13.5%	$0.36
Third Quarter of 2021	$13.92	$16.20	$15.02	16.4%	7.9%	$0.36
Second Quarter of 2021	$13.03	$16.71	$14.17	28.2%	8.7%	$0.36
First Quarter of 2021	$13.00	$15.13	$12.83	16.4%	(1.3)%	$0.36
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
On August 1, 2023, the reported closing sales price of our common stock was $12.60 per share. As of August 1, 2023, we had 7 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.
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

TriplePoint Venture Growth BDC Corp.
Date: August 2, 2023	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)