Form 10-Q
period 2023-09-30
TriplePoint Venture Growth BDC Corp.
filed 2023-11-01
CIK 1580345

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
There were 36,085,862 shares of the Registrant’s common stock outstanding as of November 1, 2023.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments at fair value (amortized cost of $924,127 and $959,407, respectively)	$870,178	$949,276
Cash and cash equivalents	105,003	51,489
Restricted cash	17,461	7,771
Deferred credit facility costs	3,068	4,128
Prepaid expenses and other assets	2,770	1,869
Total assets	$998,480	$1,014,533

Liabilities
Revolving Credit Facility	$210,000	$175,000
2025 Notes, net	69,685	69,543
2026 Notes, net	198,930	198,598
2027 Notes, net	124,048	123,839
Base management fee payable	4,596	4,203
Income incentive fee payable	—	—
Other accrued expenses and liabilities	17,121	23,410
Total liabilities	$624,380	$594,593
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	361	353
Paid-in capital in excess of par value	478,445	470,572
Total distributable earnings (loss)	(104,706)	(50,985)
Total net assets	$374,100	$419,940
Total liabilities and net assets	$998,480	$1,014,533

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	36,086	35,348
Net asset value per share	$10.37	$11.88

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income
Interest income from investments	$34,070	$29,214	$100,825	$82,142
Other income
Expirations/terminations of unfunded commitments	668	101	1,740	145
Other fees	1,000	383	1,953	2,188
Total investment and other income	35,738	29,698	104,518	84,475

Operating expenses
Base management fee	4,596	3,932	13,403	11,550
Income incentive fee	—	101	—	6,651
Interest expense and amortization of fees	9,297	7,153	28,486	18,378
Administration agreement expenses	579	593	1,720	1,673
General and administrative expenses	2,162	1,059	4,389	3,162
Total operating expenses	16,634	12,838	47,998	41,414

Net investment income	19,104	16,860	56,520	43,061

Net realized and unrealized gains/(losses)
Net realized gains (losses) on investments	(25,556)	(13,187)	(23,730)	(17,038)
Net change in unrealized gains (losses) on investments	8,600	(3,241)	(43,818)	(34,299)
Net realized and unrealized gains/(losses)	(16,956)	(16,428)	(67,548)	(51,337)

Net increase (decrease) in net assets resulting from operations	$2,148	$432	$(11,028)	$(8,276)

Per share information (basic and diluted)
Net investment income per share	$0.54	$0.51	$1.59	$1.35
Net increase (decrease) in net assets per share	$0.06	$0.01	$(0.31)	$(0.26)
Weighted average shares of common stock outstanding	35,609	33,373	35,453	31,816
Total distributions declared per share	$0.40	$0.36	$1.20	$1.08

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of June 30, 2022	31,074	$311	$415,095	$(11,082)	$404,324
Net increase (decrease) in net assets resulting from operations	—	—	—	432	432
Issuance of Common Stock, net	4162	42	55,289	—	55,331
Distributions reinvested in common stock	46	—	479	—	479
Distributions from distributable earnings	—	—	—	(12,685)	(12,685)
Balance as of September 30, 2022	35,282	$353	$470,863	$(23,335)	$447,881

Balance as of June 30, 2023	35,447	$354	$471,540	$(92,460)	$379,434
Net increase (decrease) in net assets resulting from operations	—	—	—	2,148	2,148
Issuance of common stock, net	564	6	6,185	—	6,191
Distributions reinvested in common stock	75	1	750	—	751
Distributions from distributable earnings	—	—	—	(14,394)	(14,394)
Offering costs	—	—	(30)	—	(30)
Balance as of September 30, 2023	36,086	$361	$478,445	$(104,706)	$374,100

Balance as of December 31, 2021	31,011	$310	$414,218	$19,963	$434,491
Net increase (decrease) in net assets resulting from operations	—	—	—	(8,276)	(8,276)
Issuance of common stock, net	4162	42	55,289	—	55,331
Distributions reinvested in common stock	109	1	1,356	—	1,357
Distributions from distributable earnings	—	—	—	(35,022)	(35,022)
Balance as of September 30, 2022	35,282	$353	$470,863	$(23,335)	$447,881

Balance as of December 31, 2022	35,348	$353	$470,572	$(50,985)	$419,940
Net increase (decrease) in net assets resulting from operations	—	—	—	(11,028)	(11,028)
Issuance of common stock, net	564	6	6,185	—	6,191
Distributions reinvested in common stock	174	2	1,868	—	1,870
Distributions from distributable earnings	—	—	—	(42,693)	(42,693)
Offering costs	—	—	(180)	—	(180)
Balance as of September 30, 2023	36,086	$361	$478,445	$(104,706)	$374,100

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(11,028)	$(8,276)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(101,789)	(326,638)
Principal payments and proceeds from investments	130,861	195,603
Payment-in-kind interest on investments	(7,946)	(4,593)
Net change in unrealized (gains) losses on investments	43,818	34,299
Net realized (gains) losses on investments	23,730	17,038
Amortization and (accretion) of premiums and discounts, net	(2,528)	(7,826)
(Accretion) reduction of end-of-term payments, net of prepayments	(7,050)	(4,973)
Amortization of debt fees and issuance costs	1,758	1,450
Change in operating assets and liabilities:
Prepaid expenses and other assets	(901)	(685)
Base management fee payable	393	667
Income incentive fee payable	—	(3,126)
Other accrued expenses and liabilities	(6,289)	(237)
Net cash (used in) provided by operating activities	63,029	(107,297)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	205,000	216,000
Repayments under revolving credit facility	(170,000)	(295,000)
Distributions paid	(40,823)	(33,666)
Deferred credit facility costs	—	(3,114)
Proceeds from issuance of 2027 Notes	—	125,000
Debt issuance costs	(13)	(1,402)
Offering costs	(180)	—
Proceeds from the issuance of common stock, net	6,191	55,331
Net cash provided by (used in) financing activities	175	63,149
Net change in cash, cash equivalents and restricted cash	63,204	(44,148)
Cash, cash equivalents and restricted cash at beginning of period	59,260	59,147
Cash, cash equivalents and restricted cash at end of period	$122,464	$14,999

	For the Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$105,003	$6,861
Restricted cash	17,461	8,138
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$122,464	$14,999

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$31,020	$18,765
Distributions reinvested	$1,868	$1,356
Excise tax paid	$726	$337

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	5/17/2022	$8,333	$8,240	$8,240	5/31/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	7/21/2022	8,750	8,613	8,613	7/31/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	9/30/2022	5,750	5,636	5,636	9/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	2/6/2023	2,167	2,158	2,158	2/28/2025
Total Application Software - 6.59%*			25,000	24,647	24,647

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	4,518	4,660	4,617	12/31/2024
	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)	5/6/2022	11,000	11,158	10,899	11/30/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	6/29/2022	7,000	7,002	6,865	12/31/2026
			22,518	22,820	22,381
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	20,000	20,729	20,790	6/30/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	10/27/2021	278	288	288	10/31/2023
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.00% EOT payment)	1/21/2022	347	357	357	1/31/2024
			20,625	21,374	21,435
Farmer's Business Network, Inc.	Convertible Note (15.00% interest rate)(2)	9/28/2023	14	14	14	9/27/2025
Uniphore Technologies Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	5,323	5,519	5,499	6/30/2024
	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	5,323	5,519	5,499	6/30/2024
			10,646	11,038	10,998
Total Business Applications Software - 14.66%*			53,803	55,246	54,828

Business Products and Services
Cart.com, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 8.75% floor, 6.00% EOT payment)	12/30/2021	19,443	19,636	19,636	12/31/2025
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.75% EOT payment)	11/8/2022	5,000	5,023	5,023	5/31/2026
			24,443	24,659	24,659
Quick Commerce Ltd(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)	5/4/2022	21,000	21,218	20,919	5/31/2025
RenoRun US Inc.(1)(3)(7)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)(2)	12/30/2021	400	311	585	12/31/2025
Total Business Products and Services - 12.34%*			45,843	46,188	46,163

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)	7/6/2021	$5,796	$6,028	$6,023	10/31/2023
	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)	7/21/2021	438	456	455	10/31/2023
	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)	8/10/2021	525	544	544	10/31/2023
	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	10/6/2021	2,430	2,511	2,509	10/31/2023
	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	1,578	1,625	1,623	11/30/2023
	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	11/2/2021	4,233	4,360	4,354	11/30/2023
	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	1,414	1,451	1,448	12/31/2023
	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	540	554	553	12/31/2023
	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	12/28/2021	95	97	97	12/31/2023
	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	1/28/2022	3,060	3,129	3,120	1/31/2024
	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	1,166	1,181	1,175	4/30/2024
	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	4/14/2022	439	445	442	4/30/2024
	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	9/21/2022	2,850	2,840	2,818	9/30/2024
	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	11/1/2022	5,130	5,094	5,050	10/31/2024
	Growth Capital Loan (12.00% interest rate, 4.00% EOT payment)(2)	12/22/2022	306	303	300	12/31/2024
			30,000	30,618	30,511
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK interest, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	27,690	27,943	28,153	3/31/2027
Total Business/Productivity Software - 15.68%*			57,690	58,561	58,664

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Revolver (Prime + 4.25% interest rate, 11.75% floor)(2)	12/30/2022	—	—	—	12/30/2025
Total Consumer Finance - 0.00%*			—	—	—

Consumer Non-Durables
Alyk, Inc.	Growth Capital Loan (Prime + 7.50% interest rate, 14.50% floor, 7.25% EOT payment)	6/16/2021	1,998	1,997	1,964	6/30/2025
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	12/30/2021	1,000	1,030	1,030	6/30/2025
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)	10/31/2022	1,000	1,022	1,022	10/31/2025
			2,000	2,052	2,052
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)	11/3/2022	2,250	2,211	658	10/31/2023
	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)	11/3/2022	1,500	1,493	438	10/31/2023
	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)	11/3/2022	2,250	2,230	658	10/31/2023
			6,000	5,934	1,754
Total Consumer Non-Durables - 1.54%*			9,998	9,983	5,770

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Avantstay, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 5.50% EOT payment)	3/20/2023	$1,920	$1,900	$1,900	3/31/2026
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)	4/17/2023	648	638	638	4/30/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	6/15/2023	412	404	404	6/30/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	8/9/2023	954	933	933	8/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	9/1/2023	668	653	653	8/31/2027
			4,602	4,528	4,528
Baby Generation, Inc.	Growth Capital Loan (Prime +7.50% interest rate, 10.75% floor, 8.00% EOT payment)(2)	1/26/2022	1,875	1,938	1,948	1/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	625	634	637	12/31/2024
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	2,187	2,191	2,203	3/31/2025
			4,687	4,763	4,788
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)	7/5/2022	12,500	12,571	12,177	7/31/2025
	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)	10/21/2022	12,500	12,514	12,053	10/31/2025
			25,000	25,085	24,230
Frubana Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.75% floor, 5.00% EOT payment)(2)	1/25/2023	210	208	208	1/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 10.00% floor, 6.00% EOT payment)(2)	4/3/2023	8,000	7,950	7,950	4/30/2025
			8,210	8,158	8,158
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	203	208	208	4/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	516	527	527	5/31/2025
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	3,413	3,494	3,494	5/31/2025
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	2,976	2,930	2,930	4/30/2026
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	1,280	1,260	1,260	4/30/2026
			8,388	8,419	8,419
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 7.75% EOT payment)	8/12/2021	5,298	5,503	5,349	8/31/2025
	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 6.00% EOT payment)	5/26/2022	7,000	7,037	6,862	5/31/2025
			12,298	12,540	12,211
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,350	3,544	3,511	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	6,700	7,030	6,965	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	7,475	7,826	7,744	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	7,475	7,820	7,738	2/28/2025
			25,000	26,220	25,958

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

JOKR S.à r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	$3,000	$2,977	$2,911	11/30/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	8/17/2022	1,000	1,000	984	8/31/2026
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	11/2/2021	501	484	477	7/31/2024
			4,501	4,461	4,372
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	8,000	7,989	7,989	12/31/2025
Mystery Tackle Box, Inc. (d/b/a Catch Co.)(7)	Growth Capital Loan (Prime + 6.00% interest rate, 9.25% floor, 9.25% EOT payment)	4/29/2022	5,000	4,922	4,091	1/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	6/6/2022	5,365	5,307	5,033	6/30/2026
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	8/29/2022	3,009	2,958	2,994	8/31/2026
			8,374	8,265	8,027
Outdoor Voices, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 11.00% floor, 11.75% EOT payment)	2/26/2019	4,000	4,433	4,387	2/29/2024
	Growth Capital Loan (Prime + 5.75% interest rate, 11.00% floor, 10.55% EOT payment)	4/4/2019	2,000	2,206	2,184	2/29/2024
			6,000	6,639	6,571
Project 1920, Inc.(7)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	1,927	1,973	1,705	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	2,100	2,142	1,846	3/25/2024
			4,027	4,115	3,551
The Black Tux, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	11/5/2021	9,782	9,937	9,937	5/31/2026
Untitled Labs, Inc.(7)	Growth Capital Loan (11.50% interest rate, 5.00% EOT payment)	6/23/2022	4,167	4,070	1,052	6/30/2026
	Growth Capital Loan (13.00% interest rate, 5.00% EOT payment)	10/20/2022	5,833	5,618	1,473	10/31/2026
	Growth Capital Loan (Prime + 6.25% PIK interest, 14.75% floor)(2)	7/28/2023	208	208	53	10/31/2023
	Growth Capital Loan (Prime + 6.25% PIK interest, 14.75% floor)(2)	8/4/2023	208	208	53	10/31/2023
	Growth Capital Loan (Prime + 6.25% PIK interest, 14.75% floor)(2)	8/24/2023	146	146	37	10/31/2023
			10,562	10,250	2,668
VanMoof Global Holding B.V.(1)(3)(7)	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	2/1/2021	8,654	8,642	1,910	1/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	5/27/2021	4,370	4,341	955	5/31/2025
	Growth Capital Loan (9.00% interest rate, 3.50% EOT payment)(2)	1/31/2022	2,011	1,972	477	1/31/2026
	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	1/23/2023	926	904	227	12/31/2023
	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/1/2023	1,025	1,005	250	12/31/2023
	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/7/2023	893	867	226	12/31/2023
	Growth Capital Loan (Prime + 7.75% interest rate, 7.75% floor, 10.00% EOT payment)(2)	2/14/2023	893	869	226	12/31/2023
	Revolver (Prime + 4.75% interest rate, 4.75% floor, 6.00% EOT payment)(2)	11/3/2022	1,875	1,856	474	10/31/2023
	Revolver (Prime + 4.75% interest rate, 4.75% floor, 6.00% EOT payment)(2)	11/3/2022	1,875	1,856	474	10/31/2023
			22,522	22,312	5,219
Total Consumer Products and Services - 37.61%*			166,953	168,603	139,823

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

E-Commerce - Clothing and Accessories
Dia Styling Co.	Growth Capital Loan (Prime + 4.25% interest rate, 12.75% floor, 8.25% EOT payment)	6/30/2022	$5,000	$5,190	$5,108	6/30/2025
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.75% EOT payment)	9/29/2021	16,917	16,478	16,478	11/30/2027
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	16,500	16,726	16,726	6/30/2027
	Revolver (Prime + 6.50% interest rate, 10.00% floor)(2)	6/15/2022	8,500	8,500	8,500	6/15/2025
			25,000	25,226	25,226
Outfittery GMBH(1)(3)	Growth Capital Loan (11.00% PIK interest, 9.00% EOT payment)(2)	1/1/2021	22,036	26,260	23,070	1/1/2025
	Revolver (9.00%PIK interest, 5.00% EOT payment)(2)	1/1/2021	3,763	4,171	3,840	1/1/2025
	Revolver (9.00% PIK interest, 9.00% EOT payment)(2)	12/28/2022	2,131	2,328	2,212	1/1/2025
			27,930	32,759	29,122
TFG Holding, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	10,500	11,159	11,103	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	7,000	7,122	6,964	12/31/2024
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	3/31/2022	7,000	7,097	6,965	9/30/2025
			24,500	25,378	25,032
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	19,500	20,318	20,318	11/30/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	3,000	3,011	3,011	12/31/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	5,500	5,603	5,603	12/31/2025
			28,000	28,932	28,932
Total E-Commerce - Clothing and Accessories - 34.72%*			127,347	133,963	129,898

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	4,168	4,355	4,321	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	1,951	2,036	2,020	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	4,163	4,321	4,280	8/31/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	2/17/2023	9,692	9,596	9,418	8/31/2025
Total E-Commerce - Personal Goods - 5.36%*			19,974	20,308	20,039

Entertainment
Luminary Roli Limited(1)(3)(7)	Growth Capital Loan(2)	8/31/2021	35,492	29,530	9,804	8/31/2026
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	19,972	19,972	16,805	3/31/2024
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,380	1,380	1,268	3/31/2024
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,287	1,287	1,183	3/31/2024
			22,639	22,639	19,256
Total Entertainment - 7.77%*			58,131	52,169	29,060

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (8.00% cash interest rate + 6.28% PIK interest, 14.28% floor)(2)	12/31/2020	$33,623	$33,269	$33,269	12/31/2025
Total Financial Institution and Services - 8.89%*			33,623	33,269	33,269

Financial Software
Synapse Financial Technologies, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.75% floor, 4.00% EOT payment)	7/29/2022	925	928	908	7/31/2025
Total Financial Software - 0.24%*			925	928	908

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	15,000	16,014	15,720	12/31/2024
Total Food & Drug - 4.20%*			15,000	16,014	15,720

Healthcare Technology Systems
Kalderos, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/14/2023	1,200	1,172	1,172	6/30/2026
	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/21/2023	1,800	1,757	1,757	6/30/2026
	Growth Capital Loan (Prime + 4.50% interest rate, 10.75% floor, 7.25% EOT payment)	3/21/2023	10,000	9,953	9,953	9/30/2026
			13,000	12,882	12,882
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 9.75% floor, 4.75% EOT payment)(2)	7/14/2023	5,000	4,798	4,798	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 11.00% floor, 6.00% EOT payment)	12/30/2022	20,000	20,043	20,043	12/31/2025
	Growth Capital Loan (Prime + 4.75% PIK interest, 11.00% floor, 6.00% EOT payment)	6/12/2023	20,822	21,016	21,016	6/12/2027
	Growth Capital Loan (Prime + 4.75% PIK interest, 11.00% floor, 6.00% EOT payment)(2)	6/14/2023	1,567	1,534	1,534	6/12/2027
			42,389	42,593	42,593
Total Healthcare Technology Systems - 16.11%*			60,389	60,273	60,273

Information Services (B2C)
Tempus Ex Machina, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.25% EOT payment)	5/4/2023	1,000	997	997	2/28/2027
	Growth Capital Loan (Prime + 5.25% interest rate, 11.25% floor, 5.50% EOT payment)	5/4/2023	1,000	993	993	5/31/2027
Total Information Services (B2C) - 0.53%*			2,000	1,990	1,990

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	20,000	19,872	19,872	3/31/2027
Total Multimedia and Design Software - 5.31%*			20,000	19,872	19,872

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)	6/13/2022	10,000	10,177	9,938	9/30/2025
	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)	3/17/2023	10,000	9,929	9,881	6/30/2026
			20,000	20,106	19,819
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,904	5,848	3/8/2026
Total Other Financial Services - 6.86%*			27,035	27,010	25,667

Real Estate Services
Demain ES (d/b/a Luko)(1)(3)(7)	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	4,535	4,566	2,889	11/30/2024
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.00% EOT payment)(2)	12/28/2021	5,669	5,707	3,612	11/30/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)(2)	8/4/2022	7,178	7,124	5,056	7/31/2025
			17,382	17,397	11,557

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	$10,000	$10,368	$10,285	6/30/2026
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)	12/30/2022	5,000	5,006	4,992	12/31/2024
			15,000	15,374	15,277
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)	5/25/2022	6,000	6,154	6,154	5/31/2025
	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)	12/27/2022	4,000	4,000	4,000	12/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 13.50% floor, 4.00% EOT payment)(2)	6/29/2023	10,000	9,916	9,916	12/31/2025
			20,000	20,070	20,070
True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	256	252	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	816	802	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	226	222	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	108	106	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	451	443	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	213	209	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	155	152	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,399	1,374	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	775	761	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	174	170	1/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	115	118	116	2/28/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	305	299	3/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	1,109	1,125	1,101	4/30/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	991	1,001	979	4/30/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2022	216	219	214	5/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	7/19/2022	200	200	195	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	7/19/2022	100	100	98	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	150	149	144	12/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	361	358	347	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/5/2022	565	558	542	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	5/23/2023	240	234	226	5/31/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	5/23/2023	434	424	410	5/31/2026
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2023	720	704	680	5/31/2026
			9,976	10,068	9,842
Total Real Estate Services - 15.17%*			62,358	62,909	56,279

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	12/30/2021	$27,500	$28,741	$28,741	6/30/2024
Total Shopping Facilitators - 7.68%*			27,500	28,741	28,741

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (11.00% interest rate, 10.50% EOT payment)	10/30/2019	20,000	20,570	19,946	1/31/2027
	Growth Capital Loan (11.00% interest rate, 10.50% EOT payment)	3/27/2020	10,000	10,245	9,935	1/31/2027
Total Travel & Leisure - 7.99%*			30,000	30,815	29,881

Total Debt Investments - 209.26%*			$843,569	$851,489	$782,853

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Aerospace and Defense
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	22,488	192	192
Total Aerospace and Defense - 0.05%*				192	192

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock	5/10/2022	14,536	123	172
Total Application Software - 0.05%*				123	172

Building Materials/Construction Machinery
View, Inc.	Common Stock(2)	6/13/2017	105,682	500	—
Total Building Materials/Construction Machinery - 0.00%*				500	—

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	240
	Preferred Stock	6/29/2022	27,714	164	72
				302	312
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	117
Envoy, Inc.	Preferred Stock(2)	5/8/2020	35,893	82	401
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	24
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	294
FinancialForce.com, Inc.	Preferred Stock(2)	6/20/2016	130,113	1,017	749
	Preferred Stock(2)	6/20/2016	52,367	523	375
				1,540	1,124
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	1,295
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,160	102	102
NewStore Inc.	Preferred Stock(2)	11/16/2022	48,941	18	18
OneSource Virtual, Inc.	Preferred Stock(2)	6/25/2018	70,773	161	456
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018		213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	100
Total Business Applications Software - 1.33%*				3,738	4,994

Business Products and Services
Cart.com, Inc.	Common Stock	12/30/2021	32,731	477	640
	Preferred Stock	3/31/2022	4,532	25	51
				502	691
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	197
Quick Commerce Ltd(1)(3)	Preferred Stock	5/4/2022	1,390,448	311	111
Substack Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Total Business Products and Services - 0.27%*				1,016	1,005

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock	7/6/2021	9,457	556	63
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	87,385	87	523
Total Business/Productivity Software - 0.16%*				643	586

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	$40	$67
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*				120	178

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*				188	188

Computer Hardware
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	27,878	183	116
Total Computer Hardware - 0.03%*				183	116

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	10/8/2020	108,468	346	703
The Aligned Company (f/k/a Thingy Thing Inc.)	Preferred Stock(2)	10/21/2021	5,855	17	191
	Preferred Stock(2)	9/30/2022	163	2	2
				19	193
Total Consumer Finance - 0.24%*				365	896

Consumer Non-Durables
Alyk, Inc.	Preferred Stock	6/16/2021	61,096	21	—
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	2,262	85	84
Don't Run Out, Inc.	Preferred Stock	12/30/2021	42,929	30	27
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Preferred Stock(2)	11/27/2019	98,723	73	235
Total Consumer Non-Durables - 0.09%*				209	346

Consumer Products and Services
AvantStay, Inc.	Common Stock	12/12/2022	24,495	151	199
Baby Generation, Inc.	Common Stock(2)	1/26/2022	33,964	25	25
Clutter Inc.	Preferred Stock(2)	10/18/2018	191,811	533	—
everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	25	24
Flink SE(1)(3)	Preferred Stock	4/13/2022	178	339	8
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	26,619	116	86
Frubana Inc.(1)(3)	Preferred Stock(2)	9/30/2022	15,987	334	239
Good Eggs, Inc.	Preferred Stock	8/12/2021	154,633	401	22
Hydrow, Inc.	Common Stock	2/9/2021	103,267	143	293
	Preferred Stock	8/6/2021	53,903	89	89
				232	382
JOKR S.à r.l.(1)(3)	Preferred Stock	7/24/2023	8,120	275	44
Lower Holding Company	Preferred Stock	12/28/2022	146,431	189	26
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	Preferred Stock	4/29/2022	321,429	69	3
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/2/2022	147,091	208	47
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	15
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	41,140	23	—
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	93	14
The Black Tux, Inc.	Preferred Stock	11/5/2021	142,939	139	460
Untitled Labs, Inc.	Common Stock	6/23/2022	227,273	171	—
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	2/1/2021	704,689	145	—
	Preferred Stock(2)	10/31/2022	82,514	10	—
				155	—
Total Consumer Products and Services - 0.70%*				4,307	2,621

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	$168	$128
Savage X, Inc.	Preferred Stock(2)	4/7/2020	28,977	471	803
Total Consumer Retail - 0.25%*				639	931

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021		190	465
Total Database Software - 0.12%*				190	465

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	463
	Common Stock	9/29/2023	117,338	375	375
				1,315	838
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	469
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017		1,850	1,064
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	1
	Common Stock(2)	11/25/2015	149,203	1,081	4
				1,294	5
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock	11/30/2020	229,330	762	—
Trendly, Inc.	Preferred Stock	5/27/2021	574,742	381	914
	Preferred Stock	6/7/2022	57,924	44	69
				425	983
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018		39	57
Total E-Commerce - Clothing and Accessories - 0.93%*				6,242	3,486

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)	4/2/2018	62,128	219	16
	Common Stock(2)	5/22/2019	25,664	228	1
				447	17
Merama Inc.	Preferred Stock	4/28/2021	191,274	406	1,502
Total E-Commerce - Personal Goods - 0.41%*				853	1,519

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	—
Total Entertainment - 0.00%*				922	—

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	609
Revolut Ltd(1)(3)	Preferred Stock(2)	4/16/2018	6,253	40	1,847
	Preferred Stock(2)	10/29/2019	7,945	324	2,040
				364	3,887
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	6,061
	Preferred Stock(2)	12/23/2015	46,548	136	2,042
				518	8,103
Total Financial Institution and Services - 3.61%*				2,112	13,508

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Financial Software
Synapse Financial Technologies, Inc.	Nonvoting Stock	7/29/2022	3,913	$23	$23
Total Financial Software - 0.01%*				23	23

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	437	32
	Cash Exit Fee(5)	12/28/2018		129	123
Total Food & Drug - 0.04%*				566	155

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	33,510	70	70
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	625	1,092
Total General Media and Content - 0.31%*				695	1,162

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	22	22
Vial Health Technology, Inc.	Preferred Stock(2)	12/14/2022	48,889	33	33
Total Healthcare Services - 0.01%*				55	55

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	43
Kalderos, Inc.	Preferred Stock	12/27/2022	73,606	167	92
K Health, Inc.	Common Stock(2)	7/14/2023	61,224	187	187
Thirty Madison, Inc.	Preferred Stock	12/30/2022	167,494	445	451
Total Healthcare Technology Systems - 0.21%*				857	773

Information Services (B2C)
Tempus Ex Machina, Inc.	Preferred Stock	5/1/2023	11,974	9	9
Total Information Services (B2C) - 0.00%*				9	9

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	183,642	309	332
Open Space Labs, Inc.	Preferred Stock(2)	11/15/2022	2,954	7	7
Total Multimedia and Design Software - 0.09%*				316	339

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	106
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	332
Corelight, Inc.	Common Stock(2)	9/29/2022	45,977	235	235
Total Network Systems Management Software - 0.18%*				421	673

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Other Financial Services
Jerry Services, Inc.	Preferred Stock	6/13/2022	41,936	$169	$100
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	427
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	289
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	1,488,450	223	4,197
Total Other Financial Services - 1.34%*				877	5,013

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
Demain ES (d/b/a Luko)(1)(3)	Preferred Stock(2)	12/23/2021	8,512	327	—
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	443
	Preferred Stock(2)	11/5/2020	55,326	76	360
				120	803
Homeward, Inc.	Preferred Stock	12/10/2021	71,816	211	33
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	37,485	295	116
Mynd Management, Inc.	Preferred Stock	5/25/2022	26,765	19	18
Sonder Holdings Inc.	Common Stock(2)	12/28/2018	10,024	232	5
	Common Stock(2)	3/4/2020	1,049	42	—
				274	5
True Footage Inc.	Preferred Stock	11/24/2021	88,762	147	213
Total Real Estate Services - 0.32%*				1,399	1,203

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	12/30/2021	36,450	169	80
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.06%*				211	218

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Transportation
Bird Global, Inc. (f/k/a Bird Rides, Inc.)	Common Stock(2)	4/18/2019	2,396	194	—
Total Transportation - 0.00%*				194	—

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock	9/18/2019	12,027	362	456
	Preferred Stock	8/26/2022	24,066	996	1,188
Total Travel & Leisure - 0.44%*				1,358	1,644

Total Warrant Investments - 11.40%*				$29,951	$42,634

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$174
Convoy, Inc.	Preferred Stock(2)	9/27/2018	35,208	250	356
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	158
Envoy, Inc.	Preferred Stock(2)	12/30/2021	21,216	667	667
FlashParking, Inc.	Preferred Stock(2)	7/19/2022	33,116	455	446
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	357
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	860	28	13
	Preferred Stock(2)	9/28/2023	4,181	138	12
				166	25
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	287
Total Business Applications Software - 0.69%*				2,632	2,573

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	78
Total Business/Productivity Software - 0.02%*				150	78

Commercial Services
MXP Prime GmbH(1)(3)	Common Stock(2)	2/3/2022	165	1,140	12
	Preferred Stock(2)	6/29/2023	23	—	128
	Preferred Stock(2)	6/29/2023	46	50	49
				1,190	189
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.06%*				1,240	239

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	227
Total Consumer Finance - 0.06%*				150	227

Consumer Non-Durables
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Common Stock(2)(10)	4/29/2019	78,935	500	497
Misfits Market, Inc. (f/k/a Imperfect Foods, Inc.)	Preferred Stock(2)	12/31/2022	1,615	142	152
	Preferred Stock(2)	12/31/2022	7,196	358	385
				500	537
Total Consumer Non-Durables - 0.28%*				1,000	1,034

Consumer Products and Services
everdrop GmbH(1)(3)	Preferred Stock(2)	8/1/2022	78	310	319
Frubana Inc.(1)(3)	Preferred Stock(2)	7/13/2022	7,993	500	363
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	421
	Preferred Stock(2)	3/19/2021	46,456	335	295
				668	716
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,843	188	164
	Preferred Stock(2)	11/3/2022	787	37	47
				225	211
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
VanMoof Global Holding B.V.(1)(3)	Preferred Stock(2)	8/9/2021	140,059	420	—
Total Consumer Products and Services - 0.43%*				2,133	1,619

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	$500	$738
	Preferred Stock(2)	11/30/2021	10,393	500	500
Total Consumer Retail - 0.33%*				1,000	1,238

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	500	499
Total E-Commerce - Clothing and Accessories - 0.13%*				500	499

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)(10)	6/5/2018	31,576	500	84
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	194
	Preferred Stock(2)	4/19/2021	14,490	83	168
	Preferred Stock(2)	9/1/2021	10,298	167	160
				283	522
Total E-Commerce - Personal Goods - 0.16%*				783	606

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(10)	1/5/2018	60,926	250	225
Total Educational/Training Software - 0.06%*				250	225

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	308
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	—
Total Entertainment - 0.08%*				3,525	308

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	19,322	17,381
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	8,560
Total Financial Institution and Services - 6.93%*				19,614	25,941

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	128,423	716	376
Total Food & Drug - 0.10%*				716	376

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	127,656	1,000	1,000
Total General Media and Content - 0.27%*				1,000	1,000

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	224
	Common Stock(2)	1/14/2020	142,855	404	264
				600	488
Kalderos, Inc.	Preferred Stock(2)	12/27/2022	45,403	325	303
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	286
Thirty Madison, Inc.	Preferred Stock(2)	5/31/2019	81,708	1,000	757
Total Healthcare Technology Systems - 0.49%*				2,303	1,834

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	42,378	231	231
Total Multimedia and Design Software - 0.06%*				231	231

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) (unaudited) As of September 30, 2023
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	$400	$1,004
	Preferred Stock(2)	4/7/2020	9,022	125	153
Total Network Systems Management Software - 0.31%*				525	1,157

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	5/6/2022	8,231	104	74
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	1,370
	Ordinary Shares(2)	1/5/2022	26,281	516	489
				1,516	1,859
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,682
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total Other Financial Services - 0.99%*				2,984	3,715

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/18/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	11,246	300	209
Sonder Holdings Inc.	Common Stock(2)(10)	5/21/2019	2,186	312	18
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	110
Total Real Estate Services - 0.10%*				741	366

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	326
	Preferred Stock(2)	5/9/2022	9,169	623	1,027
				923	1,353
Inspirato LLC	Common Stock(2)(4)(10)	9/11/2014	121,622	287	72
Total Travel & Leisure - 0.38%*				1,210	1,425

Total Equity Investments - 11.95%*				$42,687	$44,691

Total Investments in Portfolio Companies - 232.61%*(11)				$924,127	$870,178

Total Investments - 232.61%*(9)				$924,127	$870,178
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2023, non-qualifying assets represented 29.2% of the Company’s total assets, at fair value.
(2)As of September 30, 2023, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $53.7 million, $90.1 million and $36.4 million, respectively, for the September 30, 2023 investment portfolio. The tax cost of investments is $906.6 million.
(7)Debt is on non-accrual status as of September 30, 2023 and is therefore considered non-income producing. Non-accrual investments as of September 30, 2023 had a total cost and fair value of $94.8 million and $39.2 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in six public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of September 30, 2023, the Company’s portfolio company investments that were subject to restrictions on sales totaled $869.0 million at fair value and represented 232.3% of the Company’s net assets. In addition, unless otherwise indicated, as of September 30, 2023, all investments are pledged as collateral as part of the Company’s revolving credit facility.
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
_______________

Notes applicable to the investments presented in the foregoing schedules of investments:
•Unless otherwise noted as an “Affiliate Investment” or a “Control Investment,” no investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company. As of September 30, 2023 and December 31, 2022, none of the Company’s investments represent a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Unless otherwise noted, interest rate is the annual cash interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of September 30, 2023, the Prime Rate was 8.50%. As of September 30, 2023, approximately 62.1%, or $523.7 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher.
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
September 30, 2023
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
The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of September 30, 2023 and 2022, and, as a result, no capital gains incentive fees were recorded for the three and nine months ended September 30, 2023 and 2022.

Management and Incentive Fees (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Base management fee	$4,596	$3,932	$13,403	$11,550
Income incentive fee	—	$101	$—	$6,651
Capital gains incentive fee	—	$—	$—	$—

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
For the three months ended September 30, 2023 and 2022, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.6 million and $0.6 million, respectively.
For the nine months ended September 30, 2023 and 2022, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $1.7 million and $1.7 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of September 30, 2023 and December 31, 2022. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$782,853	$782,853	$—	$—	$852,951	$852,951
Warrant investments	—	—	42,634	42,634	—	—	48,414	48,414
Equity investments	1,182	—	43,509	44,691	3,312	—	44,599	47,911
Total investments	$1,182	$—	$868,996	$870,178	$3,312	$—	$945,964	$949,276

The following tables show information about Level 3 investments measured at fair value for the nine months ended September 30, 2023 and 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2023
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2022	$852,951	$48,414	$44,599	$945,964
Funding and purchases of investments, at cost	98,967	1,502	1,320	101,789
Principal payments and sale proceeds received from investments	(127,688)	(274)	—	(127,962)
Net amortization and accretion of premiums and discounts and end-of-term payments	9,528	—	—	9,528
Net realized gains (losses) on investments	(25,850)	(704)	—	(26,554)
Net change in unrealized gains (losses) included in earnings	(33,001)	(6,304)	(2,410)	(41,715)
Payment-in-kind coupon	7,946	—	—	7,946
Fair value as of September 30, 2023	$782,853	$42,634	$43,509	$868,996

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2023	$(35,412)	$(6,681)	$(2,409)	$(44,502)

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2022
	Debt Investments	Warrant Investments	Equity Investments	Total Investments
Fair value as of December 31, 2021	$757,222	$51,756	$43,942	$852,920
Funding and purchases of investments, at cost	315,058	4,833	6,747	326,638
Principal payments and sale proceeds received from investments	(193,137)	—	(2,220)	(195,357)
Net amortization and accretion of premiums and discounts and end-of-term payments	10,414	—	—	10,414
Net realized gains (losses) on investments	(13,011)	(1,109)	220	(13,900)
Net change in unrealized gains (losses) included in earnings	(24,180)	(2,875)	(2,225)	(29,280)
Payment-in-kind coupon	4,593	—	—	4,593
Transfers between investment types	(300)	(37)	337	—
Gross transfers out of Level 3(1)	—	—	(1,518)	(1,518)
Fair value as of September 30, 2022	$856,659	$52,568	$45,283	$954,510

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2022	$(21,851)	$(3,025)	$(2,225)	$(27,101)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the nine months ended September 30, 2022, transfers relate to equity investments in publicly traded companies.
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended September 30, 2023, the Company recognized net realized losses on investments of $25.6 million. During the three months ended September 30, 2022, the Company recognized net realized losses on investments of $13.2 million.
During the nine months ended September 30, 2023, the Company recognized net realized losses on investments of $23.7 million. During the nine months ended September 30, 2022, the Company recognized net realized losses on investments of $17.0 million.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains during the three months ended September 30, 2023 was $8.6 million. Net change in unrealized losses during the three months ended September 30, 2022 was $3.2 million.
Net change in unrealized losses during the nine months ended September 30, 2023 was $43.8 million. Net change in unrealized losses during the nine months ended September 30, 2022 was $34.3 million.

The following tables show a summary of quantitative information about the Level 3 fair value measurements of investments as of September 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$743,625	Discounted Cash Flows	Discount Rate	13.06% - 58.87%	20.29%
	39,228	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 100.00%	70.44%
Warrant investments	40,502	Black Scholes Option Pricing Model	Revenue Multiples	0.25x - 14.00x	3.95x
			Volatility	45.00% - 90.00%	60.65%
			Term	0.20 - 4.50 Years	2.97
			Discount for Lack of Marketability	20.00% - 20.00%	20.00%
			Risk Free Rate	0.09% - 5.03%	3.39%
	262	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	0.25 - 4.00 Years	3.07
	1,870	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.51
			Expected Recovery Rate	18.75% - 100.00%	89.12%
Equity investments	42,352	Black Scholes Option Pricing Model	Revenue Multiples	0.63x - 14.00x	4.12x
			Volatility	45.00% - 90.00%	65.35%
			Term	0.25 - 4.00 Years	2.85
			Risk Free Rate	0.13% - 5.03%	3.86%
	1,157	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	20.00% - 20.00%	20.00%
			Term	0.50 - 1.50 Years	1.00
Total investments	$868,996

Level 3 Investments (dollars in thousands)	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$821,244	Discounted Cash Flows	Discount Rate	7.99% - 24.36%	18.47%
	31,707	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% -50.00%	26.31%
Warrant investments	45,882	Black Scholes Option Pricing Model	Revenue Multiples	0.25x -14.60x	3.76x
			Volatility	45.00% - 85.00%	59.89%
			Term	0.20 - 4.50	3.08
			Discount for Lack of Marketability	20.00% - 20.00%	20.00%
			Risk Free Rate	0.09% - 4.41%	2.89%
	530	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	0.50 - 4.00	3.5
	2,002	Discounted Expected Return	Discount Rate	15.00% - 30.00%	24.80%
			Term	1.00 - 4.00	2.54
			Expected Recovery Rate	18.75% - 100.00%	90.48%
Equity investments	44,599	Black Scholes Option Pricing Model	Revenue Multiples	1.25x - 14.60x	3.85
			Volatility	45.00% - 85.00%	64.48%
			Term	0.50 - 4.25	3.31
			Risk Free Rate	0.13% - 4.39%	3.48%
Total investments	$945,964
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
Note 6. Borrowings
The following table shows the Company’s outstanding debt as of September 30, 2023 and December 31, 2022:

Liability (in thousands)	September 30, 2023			December 31, 2022
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$350,000	$210,000	$140,000	$350,000	$175,000	$175,000
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	200,000	200,000	—
2027 Notes	125,000	125,000	—	125,000	125,000	—
Total before deferred financing and issuance costs	745,000	605,000	140,000	745,000	570,000	175,000
Unamortized deferred financing and issuance costs	—	(5,405)	—	—	(7,148)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$745,000	$599,595	$140,000	$745,000	$562,852	$175,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company’s unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revolving Credit Facility
Interest cost	$3,751	$1,521	$11,944	$2,738
Unused fee	225	314	594	1,036
Amortization of costs and other fees	484	486	1,448	1,197
Revolving Credit Facility Total	$4,460	$2,321	$13,986	$4,971

2025 Notes
Interest cost	$787	$788	$2,362	$2,363
Amortization of costs and other fees	52	51	155	153
2025 Notes Total	$839	$839	$2,517	$2,516

2026 Notes
Interest cost	$2,250	$2,250	$6,750	$6,750
Amortization of costs and other fees	115	111	336	332
2026 Notes Total	$2,365	$2,361	$7,086	$7,082

2027 Notes
Interest cost	$1,563	$1,562	$4,688	$3,646
Amortization of costs and other fees	70	70	209	163
2027 Notes Total	$1,633	$1,632	$4,897	$3,809

Total interest expense and amortization of fees	$9,297	$7,153	$28,486	$18,378

Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of September 30, 2023, the Company had $350 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances. On July 22, 2022, the Credit Facility was amended to, among other things, extend the revolving period from November 30, 2022 to May 31, 2024 and the scheduled maturity date from May 31, 2024 to November 30, 2025 (unless otherwise terminated earlier pursuant to its terms), as well as change the floating rate from LIBOR to SOFR.
Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under the Credit Facility.
As of September 30, 2023 and December 31, 2022, the Company had outstanding borrowings under the Credit Facility of $210.0 million and $175.0 million, respectively, excluding deferred credit facility costs of $3.1 million and $4.1 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the three months ended September 30, 2023 and 2022, the Company had average outstanding borrowings under the Credit Facility of $173.5 million and $104.2 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 9.09% and 6.29%, respectively.
During the nine months ended September 30, 2023 and 2022, the Company had average outstanding borrowings under the Credit Facility of $193.3 million and $76.7 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 8.77% and 5.28%, respectively.
As of September 30, 2023 and December 31, 2022, $577.0 million and $359.7 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $421.5 million and $654.8 million of assets unencumbered, respectively.
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

The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under the 2025 Notes.
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.3 million of deferred issuance cost as of September 30, 2023, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. As of September 30, 2023 and December 31, 2022, the fair value of the 2025 Notes was $65.6 million and $69.5 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

2026 Notes
On March 1, 2021, the Company completed a private debt offering of $200.0 million in aggregate principal amount of its 4.50% unsecured notes due March 1, 2026 (the “2026 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2026 Notes is payable semiannually on March 19 and September 19 each year.
The 2026 Notes are governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under the 2026 Notes.
The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.1 million of deferred issuance cost as of September 30, 2023, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. As of September 30, 2023 and December 31, 2022, the fair value of the 2026 Notes was $181.5 million and $198.6 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
2027 Notes
On February 28, 2022, the Company completed a private debt offering of $125.0 million in aggregate principal amount of its 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2027 Notes is payable semiannually on February 28 and August 28 each year.
The 2027 Notes are governed by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes and the 2026 Notes. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.0 million of deferred issuance cost as of September 30, 2023, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of September 30, 2023 and December 31, 2022, the fair value of the 2027 Notes was $111.7 million and $113.9 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of September 30, 2023 and December 31, 2022:

Liability (in thousands)	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$210,000	$210,000	$—	$—	$175,000	$175,000
2025 Notes, net(1)	—	—	65,273	65,273	—	—	63,930	63,930
2026 Notes, net(2)	—	—	180,461	180,461	—	—	177,382	177,382
2027 Notes, net(3)	—	—	110,758	110,758	—	—	112,763	112,763
Total	$—	$—	$566,493	$566,493	$—	$—	$529,075	$529,075
_______________
(1)Net of debt issuance costs as of September 30, 2023 and December 31, 2022 of $0.3 million and $0.5 million, respectively.
(2)Net of debt issuance costs as of September 30, 2023 and December 31, 2022 of $1.1 million and $1.4 million, respectively.
(3)Net of debt issuance costs as of September 30, 2023 and December 31, 2022 of $1.0 million and $1.2 million, respectively.
Note 7. Commitments and Contingencies
Commitments
As of September 30, 2023 and December 31, 2022, the Company’s unfunded commitments totaled $141.9 million to 17 portfolio companies and $324.0 million to 37 portfolio companies, respectively, of which $38.2 million and $88.9 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Activehours, Inc. (d/b/a Earnin)	$25,000	$—	$10,000	$—
Overtime Sports Inc.	22,858	123	22,857	122
Corelight, Inc.	20,000	415	30,000	603
Frubana Inc.	16,790	392	25,000	585
McN Investments Ltd.	15,000	74	8,000	218
Savage X, Inc.	12,500	574	12,500	573
Loft Orbital Solutions Inc.	10,000	242	10,000	242
NewStore Inc.	5,000	68	5,000	68
Foodology Inc.	3,720	—	7,976	82
Tempus Ex Machina, Inc.	3,000	—	—	—
Quick Commerce Ltd	2,000	94	4,000	94
Avantstay, Inc.	1,500	135	10,000	250
JOKR S.à r.l.	1,499	95	1,499	95
Open Space Labs, Inc.	1,000	16	1,000	16
Substack Inc.	1,000	13	1,000	13
Pair EyeWear, Inc.	1,000	10	1,000	10
True Footage Inc.	23	1	1,417	47
Athletic Greens (USA) Inc.	—	—	20,000	185
Found Health, Inc.	—	—	20,000	112
Jerry Services, Inc.	—	—	15,000	164
LeoLabs, Inc.	—	—	15,000	422
Kalderos, Inc.	—	—	13,000	214
RenoRun US Inc.	—	—	12,750	487
The Aligned Company (f/k/a Thingy Thing Inc.)	—	—	12,000	12
Lower Holding Company	—	—	12,000	263
Vial Health Technology Inc.	—	—	10,000	83
Merama Inc.	—	—	9,718	197
Minted, Inc.	—	—	5,100	—
Mynd Management, Inc.	—	—	5,000	—
Don't Run Out, Inc.	—	—	5,000	—
Homeward, Inc.	—	—	5,000	—
FlashParking, Inc.	—	—	3,490	98
Baby Generation, Inc.	—	—	2,500	34
Flo Health, Inc.	—	—	2,167	38
Medly Health Inc.	—	—	2,036	61
Belong Home, Inc.	—	—	1,000	16
Dia Styling Co.	—	—	1,000	—
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	—	—	1,000	—
Project 1920, Inc.	—	—	—	59
Total	$141,890	$2,252	$324,010	$5,463
_______________
(1)Does not include $1.5 million backlog of potential future commitments as of September 30, 2023. The Company did not have any backlog of potential future commitments as of December 31, 2022. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $2.3 million and $5.5 million as of September 30, 2023 and December 31, 2022, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three and nine months ended September 30, 2023 and 2022:

Commitments Activity (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Unfunded commitments at beginning of period(1)	$205,318	$349,170	$324,010	$191,662
New commitments(1)	5,577	103,286	27,320	488,959
Fundings	(12,706)	(101,732)	(100,863)	(321,988)
Expirations / Terminations	(54,799)	(19,038)	(107,077)	(25,788)
Foreign currency adjustments	—	(617)	—	(1,776)
Unfunded commitments and backlog of potential future commitments at end of period	$143,390	$331,069	$143,390	$331,069
Backlog of potential future commitments	1,500	—	1,500	—
Unfunded commitments at end of period	$141,890	$331,069	$141,890	$331,069
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of September 30, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	September 30, 2023	December 31, 2022
Dependent on milestones	$38,243	$88,917
Expiring during:
2023	$45,743	$224,053
2024	73,290	72,000
2025	22,857	27,957
Unfunded commitments	$141,890	$324,010
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of September 30, 2023, the backlog of potential future commitments totaled $1.5 million. As of December 31, 2022, the Company did not have any backlog of potential future commitments.

Note 8. Financial Highlights
The following table shows the financial highlights for the nine months ended September 30, 2023 and 2022:

Financial Highlights (in thousands, except per share data)	For the Nine Months Ended September 30,
	2023	2022
Per Share Data(1)
Net asset value at beginning of period	$11.88	$14.01
Changes in net asset value due to:
Net investment income	1.59	1.35
Net realized gains (losses) on investments	(0.67)	(0.54)
Net change in unrealized gains (losses) on investments	(1.24)	(1.08)
Net increase (decrease) from capital share transactions(1)	0.01	0.03
Distributions from net investment income	(1.20)	(1.08)
Net asset value at end of period	$10.37	$12.69

Net investment income per share	$1.59	$1.35
Net increase (decrease) in net assets resulting from operations per share	$(0.31)	$(0.26)
Weighted average shares of common stock outstanding for period	35,453	31,816
Shares of common stock outstanding at end of period	36,086	35,282

Ratios / Supplemental Data
Net asset value at beginning of period	$419,940	$434,491
Net asset value at end of period	$374,100	$447,881
Average net asset value	$404,725	$433,234
Stock price at end of period	$10.46	$10.86

Total return based on net asset value per share(2)	(2.7)%	(1.4)%
Total return based on stock price(3)	11.8%	(34.2)%

Net investment income to average net asset value(4)	18.7%	13.3%
Net increase (decrease) in net assets to average net asset value(4)	(3.6)%	(2.6)%
Ratio of expenses to average net asset value(4)	15.9%	12.8%
Operating expenses excluding incentive fees to average net asset value(4)	15.9%	10.7%
Income incentive fees to average net asset value(4)	—%	2.1%
Capital gains incentive fees to average net asset value(4)	—%	—%
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
(4)Percentage is presented on an annualized basis.
The weighted average portfolio yield on total debt investments shown below is for the nine months ended September 30, 2023 and 2022:

Ratios (Percentages, on an annualized basis)(1)	For the Nine Months Ended September 30,
	2023	2022
Weighted average portfolio yield on total debt investments(2)	14.8%	14.5%
Coupon income	11.7%	10.6%
Accretion of discount	0.9%	0.8%
Accretion of end-of-term payments	1.7%	1.7%
Impact of prepayments during the period	0.5%	1.4%
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

Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the three and nine months ended September 30, 2023 and 2022:

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net investment income	$19,104	$16,860	$56,520	$43,061
Net increase (decrease) in net assets resulting from operations	$2,148	$432	$(11,028)	$(8,276)
Weighted average shares of common stock outstanding	35,609	33,373	35,453	31,816
Net investment income per share of common stock	$0.54	$0.51	$1.59	$1.35
Net increase (decrease) in net assets resulting from operations per share of common stock	$0.06	$0.01	$(0.31)	$(0.26)
Note 10.    Equity
Since inception through September 30, 2023, the Company has issued 34,999,352 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, a registered follow-on offering in 2020 and a registered follow-on offering in 2022. The Company received net proceeds from these offerings of $488.1 million, net of the portion of the underwriting sales load and offering costs paid by the Company. Included in the $488.1 million of net proceeds from these offerings is $55.3 million in net proceeds from the Company’s issuance in August 2022 of an aggregate of 4,161,807 shares of common stock in a registered follow-on offering pursuant to an underwriting agreement by and among the Company, the Adviser and the Administrator, on the one hand, and Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in the underwriting agreement. 411,807 of the shares issued in August 2022 were issued pursuant to the underwriters’ option to purchase additional shares.
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
During the three months ended September 30, 2023, the Company sold 563,565 shares of common stock under the Sales Agreement. For the same period, the Company received total net proceeds of $6.2 million from these sales. As of September 30, 2023, $43.7 million in shares remained available for sale under the ATM Program.
The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the nine months ended September 30, 2023 and for the year ended December 31, 2022:

Issuance of Common Stock for the Nine Months Ended September 30, 2023 (in thousands, except for share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2023 distribution reinvestment	3/31/2023	49	$566	$—	$—	$11.48
Second quarter 2023 distribution reinvestment	6/30/2023	50	553	—	—	$11.19
Third quarter 2023 distribution reinvestment	9/29/2023	76	751	—	—	$9.94
Third quarter 2023 ATM offering(1)	(1)	564	6,286	95	30	$11.15
Total issuance		739	$8,156	$95	$30
_______________
(1)Gross offering price per share represents the weighted average price per share issued from August 14, 2023 to September 18, 2023 under the Sales Agreement during the period.

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
The Company had 36,085,862 and 35,348,049 shares of common stock outstanding as of September 30, 2023 and December 31, 2022, respectively.
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

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to September 30, 2023. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2022, 2018 and 2017, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
			Total cash distributions	$14.25
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 through March 31, 2014.
(2)Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the three months ended September 30, 2023 and 2022, the Company recorded $0.6 million and $0.2 million, respectively, for an excise tax accrual. During the nine months ended September 30, 2023 and 2022, the Company recorded $1.0 million and $0.5 million, respectively, for an excise tax accrual. For the three months ended September 30, 2023 and 2022, total distributions of $0.40 per share and $0.36 per share were declared and paid, respectively, and represented distributions from ordinary income. For the nine months ended September 30, 2023 and 2022, total distributions of $1.20 per share and $1.08 per share were declared and paid, respectively, and represented distributions from ordinary income. No provision for income tax was recorded in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023, the Company estimated it had undistributed taxable earnings from net investment income of $37.3 million, or $1.03 per share. Since March 5, 2014 (commencement of operations) to September 30, 2023, total distributions of $14.25 per share have been paid.
Note 12. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2023, except as discussed below.
Distribution
On October 26, 2023, the Board declared a $0.40 per share regular quarterly distribution payable on December 29, 2023 to stockholders of record on December 15, 2023.
Recent Portfolio Activity
From October 1, 2023 through October 31, 2023, the Company closed $3.0 million of additional debt commitments and funded $10.0 million in new investments. TPC’s direct originations platform entered into $17.5 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.

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
Any significant increase in aggregate unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the COVID-19 pandemic or otherwise increases the risk of failing to meet the 1940 Act asset coverage requirements and breaching covenants under the Credit Facility, under the governing agreements for the 2025 Notes, the 2026 Notes and the 2027 Notes, or otherwise triggering an event of default under our borrowing arrangements. Any such breach of covenant or event of default, if we are not able to obtain a waiver from the required lenders or debt holders, would have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. See “Risk Factors” in this Quarterly Report on Form 10-Q and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 for more information. As of September 30, 2023, we were in compliance with the asset coverage requirements under the 1940 Act and with our covenants under the Credit Facility and under the governing agreements for the 2025 Notes, the 2026 Notes and the 2027 Notes.
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
As of September 30, 2023, we had 343 investments in 118 companies. Our investments included 160 debt investments, 122 warrant investments, and 61 direct equity and related investments. As of September 30, 2023, the aggregate cost and fair value of these investments were $924.1 million and $870.2 million, respectively. As of September 30, 2023, nine of our portfolio companies were publicly traded. As of September 30, 2023, the 160 debt investments had an aggregate fair value of $782.9 million and a weighted average loan to enterprise value ratio at the time of underwriting of 7.8%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$851,489	$782,853	$(68,636)	160	54
Warrant investments	29,951	42,634	12,683	122	106
Equity investments	42,687	44,691	2,004	61	48
Total Investments in Portfolio Companies	$924,127	$870,178	$(53,949)	343	118	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$888,586	$852,951	$(35,635)	144	57
Warrant investments	29,427	48,414	18,987	124	107
Equity investments	41,394	47,911	6,517	59	48
Total Investments in Portfolio Companies	$959,407	$949,276	$(10,131)	327	121	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2023 and December 31, 2022:

	September 30, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$144,957	16.7%
E-Commerce - Clothing and Accessories	133,883	15.4
Financial Institution and Services	72,718	8.4
Healthcare Technology Systems	62,880	7.2
Business Applications Software	62,395	7.2
Business/Productivity Software	59,328	6.8
Real Estate Services	58,315	6.7
Business Products and Services	47,168	5.4
Other Financial Services	34,395	4.0
Travel & Leisure	32,950	3.8
Entertainment	29,368	3.4
Shopping Facilitators	28,959	3.3
Application Software	24,819	2.9
E-Commerce - Personal Goods	22,164	2.5
Multimedia and Design Software	20,442	2.3
Food & Drug	16,251	1.9
Consumer Non-Durables	7,150	0.8
Consumer Retail	2,169	0.2
General Media and Content	2,162	0.2
Information Services (B2C)	1,999	0.2
Network Systems Management Software	1,830	0.2
Consumer Finance	1,123	0.1
Financial Software	931	0.1
Database Software	465	0.1
Commercial Services	427	*
Educational/Training Software	225	*
Aerospace and Defense	192	*
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Computer Hardware	116	*
Healthcare Services	55	*
Advertising / Marketing	13	*
Building Materials/Construction Machinery	—	*
Medical Software and Information Services	—	*
Transportation	—	*
Total portfolio company investments	$870,178	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.

	December 31, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$166,626	17.6%
E-Commerce - Clothing and Accessories	131,855	13.9
Business Applications Software	95,772	10.1
Financial Institution and Services	70,083	7.4
Real Estate Services	63,961	6.7
Business/Productivity Software	56,070	5.9
Business Products and Services	49,447	5.2
Travel & Leisure	32,362	3.4
Security Services	31,657	3.3
Entertainment	28,657	3.0
Shopping Facilitators	28,406	3.0
Other Financial Services	24,029	2.5
Healthcare Technology Systems	23,347	2.5
Application Software	22,802	2.4
Multimedia and Design Software	20,174	2.1
Healthcare Services	20,074	2.1
Food & Drug	18,053	1.9
Consumer Finance	17,750	1.9
Database Software	13,702	1.4
E-Commerce - Personal Goods	13,161	1.4
Consumer Non-Durables	11,935	1.3
Consumer Retail	2,169	0.2
General Media and Content	2,162	0.2
Network Systems Management Software	1,925	0.2
Commercial Services	1,310	0.1
Financial Software	997	0.1
Aerospace and Defense	192	*
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Educational/Training Software	140	*
Computer Hardware	116	*
Advertising / Marketing	13	*
Transportation	—	*
Building Materials/Construction Machinery	—	*
Medical Software and Information Services	—	*
Total portfolio company investments	$949,276	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$765,016	97.7%	$822,438	96.4%
Revolver loans	17,823	2.3	29,888	3.5
Convertible notes	14	—	625	0.1
Total debt investments	$782,853	100.0%	$852,951	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 17.6% and 21.4% of our debt investments at fair value as of September 30, 2023 and December 31, 2022, respectively.

Investment Activity
During the three months ended September 30, 2023, we entered into debt commitments with one new portfolio company and two existing portfolio companies totaling $5.6 million, funded debt investments to five portfolio companies for $12.7 million in principal value and acquired warrant investments representing $1.3 million of value. Debt investments funded during the three months ended September 30, 2023 carried a weighted average annualized portfolio yield of 14.2% at origination.
During the nine months ended September 30, 2023, we entered into debt commitments with two new portfolio companies and six existing portfolio companies totaling $27.3 million, funded debt investments to 19 portfolio companies for $100.9 million in principal value, acquired warrant investments representing $1.5 million of value, and made direct equity investments of $0.2 million. Debt investments funded during the nine months ended September 30, 2023 carried a weighted average annualized portfolio yield of 14.7%1 at origination.
During the three months ended September 30, 2022, we entered into debt commitments with seven new portfolio companies and three existing portfolio companies totaling $103.3 million, funded debt investments to 14 portfolio companies for $101.7 million in principal value, acquired warrant investments representing $1.9 million of value, and made direct equity investments of $2.6 million. Debt investments funded during the three months ended September 30, 2022 carried a weighted average annualized portfolio yield of 14.5% at origination.
During the nine months ended September 30, 2022, we entered into debt commitments with 28 new portfolio companies and nine existing portfolio companies totaling $489.0 million, funded debt investments to 33 portfolio companies for $322.0 million in principal value, acquired warrant investments representing $4.8 million of value, and made direct equity investments of $5.7 million. Debt investments funded during the nine months ended September 30, 2022 carried a weighted average annualized portfolio yield of 13.8% at origination.
During the three months ended September 30, 2023, we received $37.3 million of principal prepayments, $15.0 million of early repayments and $20.0 million of scheduled principal amortization. During the nine months ended September 30, 2023, we received $71.0 million of principal prepayments, $18.4 million of early repayments and $38.3 million of scheduled principal amortization.
During the three months ended September 30, 2022, we received $0.6 million of principal prepayments, $0.1 million of early repayments and $3.3 million of scheduled principal amortization. During the nine months ended September 30, 2022, we received $166.4 million of principal prepayments, $4.9 million of early repayments and $19.5 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Beginning portfolio at fair value	$941,955	$876,718	$949,276	$865,340
New debt investments, net(1)	12,428	99,208	98,967	315,058
Scheduled principal amortization	(20,031)	(3,282)	(38,288)	(19,446)
Principal prepayments and early repayments	(52,250)	(723)	(89,400)	(171,295)
Net amortization and accretion of premiums and discounts and end-of-term payments	38	4,873	9,528	10,414
Payment-in-kind coupon	3,265	1,659	7,946	4,593
New warrant investments	1,334	1,873	1,502	4,833
New equity investments	384	2,951	1,320	6,747
Proceeds from dispositions of investments	—	(4,616)	(3,173)	(4,862)
Net realized gains (losses) on investments	(25,545)	(12,990)	(23,682)	(14,653)
Net change in unrealized gains (losses) on investments	8,600	(3,241)	(43,818)	(34,299)
Ending portfolio at fair value	$870,178	$962,430	$870,178	$962,430
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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the three and nine months ended September 30, 2023 and 2022:

Commitments and Fundings (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Debt Commitments
New portfolio companies	$5,000	$88,000	$10,000	$396,173
Existing portfolio companies	577	15,286	17,320	92,786
Total(1)	$5,577	$103,286	$27,320	$488,959

Funded Debt Investments	$12,706	$101,732	$100,863	$321,988

Equity Investments	$—	$2,596	$202	$5,688

Non-Binding Term Sheets	$58,118	$268,753	$370,856	$1,729,018
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2023 the backlog of potential future commitments totaled $1.5 million. As of December 31, 2022, we did not have any backlog of potential future commitments.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$91,262	11.7%	6	$55,921	6.6%	3
White (2)	584,279	74.6	35	699,008	81.9	48
Yellow (3)	68,669	8.8	6	88,912	10.4	5
Orange (4)	17,446	2.2	3	9,110	1.1	1
Red (5)	21,197	2.7	4	—	—	—
	$782,853	100.0%	54	$852,951	100.0%	57
As of September 30, 2023 and December 31, 2022, the weighted average investment ranking of our debt investment portfolio was 2.10 and 2.06, respectively. During the three months ended September 30, 2023, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $27.7 million was upgraded from White (2) to Clear (1), three portfolio companies with an aggregate principal balance of $19.4 million were downgraded from White (2) to Yellow (3), two portfolio companies with an aggregate principal balance of $9.0 million were downgraded from Yellow (3) to Orange (4), and one portfolio company with a principal balance of $10.6 million was downgraded from Orange (4) to Red (5).

As of September 30, 2023, we had investments in eight portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $94.8 million and $39.2 million, respectively. As of December 31, 2022, we had an investment in one portfolio company which was on non-accrual status, with an aggregate cost and fair value of $29.5 million and $9.1 million, respectively.
Results of Operations
Comparison of operating results for the three and nine months ended September 30, 2023 and 2022
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the three months ended September 30, 2023, our net increase in net assets resulting from operations was $2.1 million, which was comprised of $19.1 million of net investment income and $17.0 million of net realized and unrealized losses. For the three months ended September 30, 2022, our net increase in net assets resulting from operations was $0.4 million, which was comprised of $16.9 million of net investment income and $16.4 million of net realized and unrealized losses. On a per share basis for the three months ended September 30, 2023, net investment income was $0.54 per share and the net increase in net assets from operations was $0.06 per share, as compared to net investment income of $0.51 per share and a net increase in net assets from operations of $0.01 per share for the three months ended September 30, 2022.
For the nine months ended September 30, 2023, our net decrease in net assets resulting from operations was $11.0 million, which was comprised of $56.5 million of net investment income and $67.5 million of net realized and unrealized losses. For the nine months ended September 30, 2022, our net decrease in net assets resulting from operations was $8.3 million, which was comprised of $43.1 million of net investment income and $51.3 million of net realized and unrealized losses. On a per share basis for the nine months ended September 30, 2023, net investment income was $1.59 per share and the net decrease in net assets from operations was $0.31 per share, as compared to net investment income of $1.35 per share and a net decrease in net assets from operations of $0.26 per share for the nine months ended September 30, 2022.
Investment Income
For the three months ended September 30, 2023, total investment and other income was $35.7 million as compared to $29.7 million for the three months ended September 30, 2022. The increase in total investment and other income for the three months ended September 30, 2023, compared to the 2022 period, is primarily due to a greater weighted average principal amount outstanding on our income-bearing debt investment portfolio and higher investment yields.
For the nine months ended September 30, 2023, total investment and other income was $104.5 million as compared to $84.5 million for the nine months ended September 30, 2022. The increase in total investment and other income for the nine months ended September 30, 2023, compared to the 2022 period, is primarily due to a greater weighted average principal amount outstanding on our income-bearing debt investment portfolio and higher investment yields, partially offset by reduced loan prepayment activity.
For the three months ended September 30, 2023, we recognized $1.7 million in other income consisting of $0.7 million due to the termination or expiration of unfunded commitments and $1.0 million from the realization of certain fees paid and accrued from portfolio companies. For the three months ended September 30, 2022, we recognized $0.5 million in other income consisting of $0.1 million due to the termination or expiration of unfunded commitments and $0.4 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
For the nine months ended September 30, 2023, we recognized $3.7 million in other income consisting of $1.7 million due to the termination or expiration of unfunded commitments and $2.0 million from the realization of certain fees paid and accrued from portfolio companies. For the nine months ended September 30, 2022, we recognized $2.3 million in other income consisting of $0.1 million due to the termination or expiration of unfunded commitments and $2.2 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
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

For the three months ended September 30, 2023, total operating expenses were $16.6 million as compared to $12.8 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, total operating expenses were $48.0 million as compared to $41.4 million for the nine months ended September 30, 2022.
Base management fees for the three months ended September 30, 2023 and 2022 totaled $4.6 million and $3.9 million, respectively. Base management fees for the nine months ended September 30, 2023 and 2022 totaled $13.4 million and $11.6 million, respectively. Base management fees increased during the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, due to increases in the average size of our portfolio during the applicable periods used in the calculations.
There were no income incentive fees for the three and nine months ended September 30, 2023. Income incentive fees for the three and nine months ended September 30, 2022 totaled $0.1 million and $6.7 million, respectively. For the three and nine months ended September 30, 2023, our income incentive fee was reduced by $3.8 million and $11.3 million, respectively, due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase in net investment income for the three and nine months ended September 30, 2023 of $3.8 million and $11.3 million, respectively. For the three months ended September 30, 2022, our income incentive fee was reduced by $3.3 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of $3.3 million in net investment income.
There were no capital gains incentive fee expenses for the nine months ended September 30, 2023 and 2022.
Interest expense and amortization of fees totaled $9.3 million and $7.2 million for the three months ended September 30, 2023 and 2022, respectively. The increase during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, is primarily due to a greater weighted-average outstanding principal balance under the Credit Facility and an increase in interest rates.
Interest expense and amortization of fees totaled $28.5 million and $18.4 million for the nine months ended September 30, 2023 and 2022, respectively. The increase during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, is primarily due to a greater weighted-average outstanding principal balance under the Credit Facility and an increase in interest rates.
Administration agreement and general and administrative expenses totaled $2.7 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively. Administration agreement and general and administrative expenses totaled $6.1 million and $4.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase for the 2023 periods, as compared to the 2022 periods, was primarily due to higher excise tax and legal accruals.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended September 30, 2023, we recognized net realized losses on investments of $25.6 million, resulting primarily from the write-off of Hi.Q, Inc., which was rated Red (5) on our watch list, and its removal from our investment portfolio. During the nine months ended September 30, 2023, we recognized net realized losses on investments of $23.7 million.
During the three months ended September 30, 2022, we recognized net realized losses on investments of $13.2 million, resulting primarily from the sale of Pencil and Pixel, Inc., which was rated Red (5) on our watch list, and its removal from our investment portfolio. During the nine months ended September 30, 2022, we recognized net losses on investments of $17.0 million, primarily resulting from the sale of Pencil and Pixel, Inc. and the sale of our investment in Casper Sleep Inc..
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains during the three months ended September 30, 2023 was $8.6 million, consisting of $17.6 million of net unrealized gains from the reversal of previously recorded unrealized losses from investments realized during the period, offset by $6.2 million of net unrealized losses on the existing debt investment portfolio and $2.8 million of net unrealized losses on the warrant and equity portfolio resulting from fair value adjustments. Net change in unrealized losses during the nine months ended September 30, 2023 was $43.8 million, consisting of $33.0 million of net unrealized losses on the debt investment portfolio and $10.8 million of net unrealized losses on the warrant and equity portfolio resulting from fair value adjustments.
Net change in unrealized losses during the three months ended September 30, 2022 was $3.2 million, consisting of $4.6 million of net unrealized losses on our warrant and equity portfolio resulting from fair value and mark-to-market adjustments as well as $5.0 million of net unrealized losses from foreign currency adjustments, offset by $6.4 million of net unrealized gains on our debt investment portfolio, of which $13.2 million of unrealized gains relate to the reversal of previous losses on Pencil and Pixel, Inc. and $6.8 million of unrealized losses are due to fair value adjustments. Net change in unrealized losses during the nine months ended September 30, 2022 was $34.3 million, consisting of $14.8 million of net unrealized losses on our debt investment portfolio, $9.4 million of net unrealized losses on our warrant and equity portfolio resulting from fair value and mark-to-market adjustments, as well as $10.1 million of net unrealized losses from foreign currency adjustments.
Net change in realized and unrealized gains or losses in subsequent periods may be volatile as such results depend on changes in the market, changes in the underlying performance of our portfolio companies and their respective industries, and other market factors.

Portfolio Yield and Total Return
Investment income includes interest income on our debt investments, utilizing the effective yield method, including cash interest income as well as the amortization of any purchase premium, accretion of purchase discount, original issue discount, facilities fees, and the amortization and payment of the end-of-term (“EOT”) payments. For the three months ended September 30, 2023 and 2022, interest income totaled $34.1 million and $29.2 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 15.1% and 13.8%, respectively. For the nine months ended September 30, 2023 and 2022, interest income totaled $100.8 million and $82.1 million, respectively, representing a weighted average annualized portfolio yield on total debt investments for the period held of 14.8% and 14.5%, respectively.
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
For the three months ended September 30, 2023 and 2022, the yield on our total debt portfolio, excluding the impact of prepayments, was 14.1% and 13.8%, respectively. For the nine months ended September 30, 2023 and 2022, the yield on our total debt portfolio, excluding the impact of prepayments, was 14.3% and 13.1%, respectively.
The following table shows the weighted average annualized portfolio yield on our total debt portfolio comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average annualized portfolio yield on total debt investments(2)	15.1%	13.8%	14.8%	14.5%
Coupon income	11.6%	11.3%	11.7%	10.6%
Accretion of discount	0.9%	0.8%	0.9%	0.8%
Accretion of end-of-term payments	1.6%	1.7%	1.7%	1.7%
Impact of prepayments during the period	1.0%	—%	0.5%	1.4%
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
Total return based on stock price is the change in the ending stock price of our common stock plus distributions paid during the period assuming participation in our dividend reinvestment plan divided by the beginning stock price of our common stock for such period. For the three months ended September 30, 2023 and 2022, our total return during the periods based on the change in NAV plus distributions reinvested as of the respective distribution dates was 0.7% and 1.0%, respectively, and our total return during the periods based on the change in stock price plus distributions reinvested as of the respective distribution dates was (7.6)% and (11.8)%, respectively. For the nine months ended September 30, 2023 and 2022, our total return during the periods based on the change in NAV plus distributions reinvested as of the respective distribution dates was (2.7)% and (1.4)%, respectively, and our total return during the periods based on the change in stock price plus distributions reinvested as of the respective distribution dates was 11.8% and (34.2)%, respectively.

The table below shows our return on average total assets and return on average NAV for the three and nine months ended September 30, 2023 and 2022:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net investment income	$19,104	$16,860	$56,520	$43,061
Net increase (decrease) in net assets	$2,148	$432	$(11,028)	$(8,276)

Average net asset value(1)	$379,074	$435,522	$404,725	$433,234
Average total assets(1)	$968,997	$952,878	$1,014,301	$896,841

Net investment income to average net asset value(2)	20.0%	15.4%	18.7%	13.3%
Net increase (decrease) in net assets to average net asset value(2)	2.2%	0.4%	(3.6)%	(2.6)%

Net investment income to average total assets(2)	7.8%	7.0%	7.5%	6.4%
Net increase (decrease) in net assets to average total assets(2)	0.9%	0.2%	(1.5)%	(1.2)%
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
As of September 30, 2023, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 87.2% of our total assets, as compared to 93.6% of our total assets as of December 31, 2022.
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
From time to time, including at or near the end of each fiscal quarter, we consider using various temporary investment strategies for our business. One strategy includes taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time to time we may purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end. We may also utilize repurchase agreements or other balance sheet transactions, including drawing down on the Credit Facility, as deemed appropriate.
Cash Flows
During the nine months ended September 30, 2023, net cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $63.0 million, and net cash provided by financing activities was $0.2 million due primarily to net borrowings under the Credit Facility of $35.0 million and $6.2 million from the issuance of common stock under the ATM Program, partially offset by $40.8 million in distributions paid. As of September 30, 2023, cash and cash equivalents, including restricted cash, was $122.5 million.
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
Credit Facility
As of September 30, 2023, we had $350 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on May 31, 2024, and the maturity date of the Credit Facility is November 30, 2025 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of September 30, 2023 and December 31, 2022, we had outstanding borrowings under the Credit Facility of $210.0 million and $175.0 million, respectively, excluding deferred credit facility costs of $3.1 million and $4.1 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $140.0 million and $175.0 million of remaining capacity on our Credit Facility as of September 30, 2023 and December 31, 2022, respectively.
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
As of September 30, 2023 and December 31, 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.7 million and $69.5 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2025 Notes.

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
As of September 30, 2023 and December 31, 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $198.9 million and $198.6 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.
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
As of September 30, 2023 and December 31, 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2027 Notes, net of deferred issuance costs, of $124.0 million and $123.8 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2027 Notes.
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
As of September 30, 2023, $43.7 million in shares remained available for sale under the ATM Program.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of September 30, 2023, our asset coverage for borrowed amounts was 162%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of September 30, 2023:

Payments Due By Period (in thousands)	September 30, 2023
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$210,000	$—	$210,000	$—	$—
2025 Notes	70,000	—	70,000	—	—
2026 Notes	200,000	—	200,000	—	—
2027 Notes	125,000	—	—	125,000	—
Total	$605,000	$—	$480,000	$125,000	$—

Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2023 and December 31, 2022, our unfunded commitments totaled $141.9 million and $324.0 million, respectively, of which $38.2 million and $88.9 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of September 30, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	September 30, 2023	December 31, 2022
Activehours, Inc. (d/b/a Earnin)	$25,000	$10,000
Overtime Sports Inc.	22,858	22,857
Corelight, Inc.	20,000	30,000
Frubana Inc.	16,790	25,000
McN Investments Ltd.	15,000	8,000
Savage X, Inc.	12,500	12,500
Loft Orbital Solutions Inc.	10,000	10,000
NewStore Inc.	5,000	5,000
Foodology Inc.	3,720	7,976
Tempus Ex Machina, Inc.	3,000	—
Quick Commerce Ltd	2,000	4,000
Avantstay, Inc.	1,500	10,000
JOKR S.à r.l.	1,499	1,499
Open Space Labs, Inc.	1,000	1,000
Substack Inc.	1,000	1,000
Pair EyeWear, Inc.	1,000	1,000
True Footage Inc.	23	1,417
Athletic Greens (USA) Inc.	—	20,000
Found Health, Inc.	—	20,000
Jerry Services, Inc.	—	15,000
LeoLabs, Inc.	—	15,000
Kalderos, Inc.	—	13,000
RenoRun US Inc.	—	12,750
The Aligned Company (f/k/a Thingy Thing Inc.)	—	12,000
Lower Holding Company	—	12,000
Vial Health Technology Inc.	—	10,000
Merama Inc.	—	9,718
Minted, Inc.	—	5,100
Mynd Management, Inc.	—	5,000
Don't Run Out, Inc.	—	5,000
Homeward, Inc.	—	5,000
FlashParking, Inc.	—	3,490
Baby Generation, Inc.	—	2,500
Flo Health, Inc.	—	2,167
Medly Health Inc.	—	2,036
Belong Home, Inc.	—	1,000
Dia Styling Co.	—	1,000
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	—	1,000
Total	$141,890	$324,010
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.

The following table shows additional information on our unfunded commitments regarding milestones and expirations as of September 30, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	September 30, 2023	December 31, 2022
Dependent on milestones	$38,243	$88,917
Expiring during:
2023	$45,743	$224,053
2024	73,290	72,000
2025	22,857	27,957
Unfunded commitments	$141,890	$324,010
_______________
(1)Does not include backlog of potential future commitments.
As of September 30, 2023, our unfunded commitments to 17 companies totaled $141.9 million. During the three and nine months ended September 30, 2023, $54.8 million and $107.1 million, respectively, in unfunded commitments expired or were terminated.
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of September 30, 2023 and December 31, 2022, the fair value for these unfunded commitments totaled $2.3 million and $5.5 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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

The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to September 30, 2023. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2022, 2018 and 2017 distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
			Total cash distributions	$14.25
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.

For the three months ended September 30, 2023, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 70.7% of total distributions paid. As of September 30, 2023, we had estimated undistributed taxable earnings from net investment income of $37.3 million, or $1.03 per share.
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
Recent Developments
Distribution
On October 26, 2023, the Board declared a $0.40 per share regular quarterly distribution payable on December 29, 2023 to stockholders of record on December 15, 2023.
Recent Portfolio Activity
From October 1, 2023 through October 31, 2023, we closed $3.0 million of additional debt commitments and funded $10.0 million in new investments. TPC’s direct originations platform entered into $17.5 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.
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
As of September 30, 2023, approximately 62.1%, or $523.7 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it goes above the interest rate floor; however, our 2025 Notes, 2026 Notes and 2027 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement (as modified by the First Supplement with respect to the 2026 Notes and the Second Supplement with respect to the 2027 Notes)) occurs).

As of September 30, 2023, our floating rate borrowings totaled $210.0 million, which represented 34.7% of our outstanding debt. As of September 30, 2023, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of September 30, 2023 was 8.50%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings under the Credit Facility, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of September 30, 2023. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of September 30, 2023, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2023 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$14,485	$(6,300)	$8,185
Up 200 basis points	$9,657	$(4,200)	$5,457
Up 100 basis points	$4,828	$(2,100)	$2,728
Up 50 basis points	$2,414	$(1,050)	$1,364
Down 50 basis points	$(2,364)	$1,050	$(1,314)
Down 100 basis points	$(4,703)	$2,100	$(2,603)
Down 200 basis points	$(9,119)	$4,200	$(4,919)
Down 300 basis points	$(13,103)	$6,300	$(6,803)
This analysis is indicative of the potential impact on our investment income as of September 30, 2023, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after September 30, 2023 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of September 30, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance that the desired control objectives will be achieved, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
In June 2023, a shareholder filed a putative securities class action complaint against the Company and certain of its directors and officers. Case No. 3:23-cv-02980-TLT (N.D. Cal.). The complaint alleges violations of federal securities laws during a class period between March 4, 2020 and May 1, 2023. As relief, the plaintiff seeks, among other things, unspecified damages and fees and costs. The Court appointed a lead plaintiff in September 2023, and an amended complaint is due on December 5, 2023.
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
In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2022 (filed with the SEC on March 1, 2023), in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (filed with the SEC on May 3, 2023) and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (filed with the SEC on August 2, 2023), which could materially affect our business, financial condition or operating results.
Events outside of our control, including relating to geopolitical conflicts, such as acts of war and related potential supply-chain disruptions and inflation, could negatively affect our portfolio companies’ and our results of operations and financial condition.
Because our investment strategy contemplates making investments and loans to companies with foreign operations, the Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our and our portfolio companies’ business, operating results, and financial condition, and may magnify the impact of other risks described in our SEC filings. Although the severity and duration of any ongoing military actions are highly unpredictable, the Israel-Hamas war and the conflict between Russia and Ukraine have already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Dividend Reinvestment Plan
During the three months ended September 30, 2023, we issued 75,545 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended September 30, 2023 was $0.8 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Fees and Expenses
The following table is being provided to update, as of September 30, 2023, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-254802), declared effective by the SEC on May 26, 2021, as supplemented by any prospectus supplements relating to our ATM Program. The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Quarterly Report on Form 10-Q, or any filing under the Securities Act into which this Quarterly Report on Form 10-Q is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.
Except as noted below, the following annualized percentages were calculated based on actual expenses incurred in the nine months ended September 30, 2023 and net assets as of September 30, 2023, and do not include events occurring subsequent thereto. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission payable by us (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as a percentage of net assets attributable to common stock):
Base management fee payable under the Advisory Agreement	4.79%	(4)
Incentive fee payable under the Advisory Agreement (20% of net investment income and realized capital gains)	4.04%	(5)
Interest payments on borrowed funds	10.18%	(6)
Other expenses	2.18%	(7)
Total annual expenses	21.19%
__________
(1)The maximum agent commission with respect to the shares of our common stock sold under the ATM Program is 2.00%. In the event that our securities are sold to or through underwriters or other agents, a corresponding prospectus or prospectus supplement will disclose the applicable sales load and other offering expenses to be borne by us and our stockholders.
(2)Estimated offering expenses payable by us for the estimated duration of the ATM Program are approximately $250,000 and assumes we sell all $50.0 million of common stock initially available for sale under the ATM Program, which would result in offering expenses in the above table (as a percentage of offering price) to be equal to 0.50% for the ATM Program. In the event that we conduct another public offering of our securities, a corresponding prospectus or prospectus supplement will disclose the estimated offering expenses.
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

(5)Assumes that annual incentive fees earned by our Adviser remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the nine months ended September 30, 2023 adjusted for any equity issuances. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable. Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since March 5, 2014. Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.
(6)“Interest payments on borrowed funds” represent our estimated annual interest payment, fees and credit facility expenses and are based on results of operations for the nine months ended September 30, 2023 (annualized), including with respect to the Credit Facility, the 2025 Notes, the 2026 Notes and the 2027 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)“Other expenses” represent our estimated amounts for the current fiscal year, which are based upon the results of our operations for the nine months ended September 30, 2023, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (1)	$172	$455	$673	$1,025
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized capital gains	$182	$476	$698	$1,043
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

		Closing Sales Price(2)		Premium/(Discount) of High Sales Price to NAV(3)	Premium/(Discount) of Low Sales Price to NAV(3)	Declared Distributions
Period	NAV(1)	High	Low
Fourth Quarter of 2023 (through October 31, 2023)	*	$10.28	$9.20	*	*	$0.40
Third Quarter of 2023	$10.37	$12.62	$10.12	21.7%	(2.4)%	$0.40
Second Quarter of 2023	$10.70	$12.27	$9.81	14.7%	(8.3)%	$0.40
First Quarter of 2023	$11.69	$12.72	$10.75	8.8%	(8.0)%	$0.40
Fourth Quarter of 2022	$11.88	$13.31	$10.43	12.0%	(12.2)%	$0.47	(4)
Third Quarter of 2022	$12.69	$14.47	$10.46	14.0%	(17.6)%	$0.36
Second Quarter of 2022	$13.01	$17.88	$12.17	37.4%	(6.5)%	$0.36
First Quarter of 2022	$13.84	$18.07	$15.80	30.6%	14.2%	$0.36
Fourth Quarter of 2021	$14.01	$19.05	$15.90	36.0%	13.5%	$0.36
Third Quarter of 2021	$13.92	$16.20	$15.02	16.4%	7.9%	$0.36
Second Quarter of 2021	$13.03	$16.71	$14.17	28.2%	8.7%	$0.36
First Quarter of 2021	$13.00	$15.13	$12.83	16.4%	(1.3)%	$0.36
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
On October 31, 2023, the reported closing sales price of our common stock was $9.46 per share. As of October 31, 2023, we had 7 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.
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

TriplePoint Venture Growth BDC Corp.
Date: November 1, 2023	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 1, 2023	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)