Form 10-K
period 2023-12-31
TriplePoint Venture Growth BDC Corp.
filed 2024-03-06
CIK 1580345

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
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2023 based on the closing price on that date of $11.78 on the New York Stock Exchange was $411.7 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
There were 37,620,109 shares of the Registrant’s common stock outstanding as of March 6, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2024 annual meeting of stockholders (the “2024 Proxy Statement”), to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K, as indicated herein.

TRIPLEPOINT VENTURE GROWTH BDC CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

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
We originate and invest primarily in loans that have a secured collateral position and are generally used by venture growth stage companies to finance their continued expansion and growth, equipment financings and, on a select basis, revolving loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments to venture capital-backed companies. We underwrite our investments seeking an unlevered yield-to-maturity on our growth capital loans and equipment financings generally ranging from 10% to 18% and on our revolving loans generally ranging from 1% to 10% above the applicable prime rate, in each case, with potential for higher returns in the event we are able to exercise warrant investments and realize gains or sell our related equity investments at a profit. We also generally underwrite our secured loans seeking a loan-to-enterprise value of less than 25%.
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
TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespans. TPC is headquartered on Sand Hill Road in Silicon Valley with regional offices currently located in San Francisco, New York City and Boston, and has a primary focus in technology and other high growth industries. TPC’s portfolio of venture capital-backed companies includes investments in widely recognized and industry-leading companies around the world.
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
TPC utilizes a unique, relationship-based lending strategy that primarily targets companies funded by a select group of leading venture capital investors. TPC refers to this approach as the “TriplePoint Lifespan Approach.” Key elements of the TriplePoint Lifespan Approach include:
•establishing debt financing relationships with select venture capital-backed companies primarily across the first five lifecycle stages of development;
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
The Adviser’s senior investment team is led by the Adviser’s co-founders, James P. Labe and Sajal K. Srivastava, who are highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and have developed long-standing relationships with, and have an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. Our Adviser’s co-founders have worked together for more than 24 years and its senior investment team includes professionals with extensive experience and backgrounds in technology and other high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has an average of more than 21 years of relevant experience and an extensive network of industry contacts and venture capital relationships.

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
Investment Strategy
Overview
Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation. We pursue our investment objective by relying on a core investment philosophy described as the “Four Rs”. The Four Rs stand for:
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
Target Venture Growth Stage Companies
We primarily target investment opportunities in venture growth stage companies backed by venture capital investors. However, having backing from a venture capital investor does not guarantee financing from us. Prospective borrowers must further qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally have many of the following characteristics:
•financing from one or more members of TPC’s select group of leading venture capital investors with whom TPC has an established history of providing secured loans alongside equity investments made by these venture capital investors;
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
Invest with TPC’s Select Group of Leading Venture Capital Investors
We generally expect to (i) benefit from the relationships developed by TPC as part of its TriplePoint Lifespan Approach and (ii) target investment opportunities backed by a select group of leading venture capital investors. We believe these well-recognized firms have consistently generated strong returns through superior selection processes and access to experienced entrepreneurs and quality investment opportunities based upon their strong reputations and track records, specialized knowledge and experienced investment professionals. We evaluate and adjust this select group of investors from time to time based on the firm’s business dynamics, track record, and our experience with these firms. As a result of this strategy, we focus and narrow our investment sourcing efforts to those investment opportunities backed by these leading venture capital investors with established track records targeting investments primarily in Silicon Valley, Boston, New York City, Seattle, the United Kingdom, Germany, Israel and other geographic areas of venture capital investments. We believe these relationships serve as an important source of investment opportunity referrals for us. We work with our select group of leading venture capital investors to identify debt financing opportunities within their portfolio companies that we believe have established management teams, strong venture capital investor support, large market opportunities, innovative technology or intellectual property, potential for meaningful warrant and/or equity investment returns and sufficient cash reserves to complement a potential debt financing opportunity.
Focus in Technology and other High Growth Industries
We generally target technology and other high growth industries and further specialize in subsectors within each of these industries including:
•Technology—areas of focus include, but are not limited to: artificial intelligence, aerospace, applied tech, cloud computing, communications, consumer, content generation, cyber-security, data storage, electronics, energy efficiency, environmental technologies, financial technology, financial services, food technology, hardware, health-tech and health services, information services, internet and media, networking, productivity apps, robotics, semiconductors, software, software-as-a-service, sustainability, vertical software, wireless communications and other technology-related subsectors; and
•Other High Growth Industries—areas of focus vary depending upon our Adviser’s investment strategy.
Our Adviser seeks to invest in those subsectors where our Adviser sees opportunities for growth, innovation, globalization, demand and other drivers of change which create significant business opportunities for venture growth stage companies with cutting edge or disruptive technology, differentiated value propositions and sustainable competitive advantages. As a result, we believe that companies in these subsectors are more likely to attract significant investment from venture capital investors, private equity firms or strategic partners and are a more attractive candidate for a liquidity event than a company in a non-high growth industry.
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
Employ Active Portfolio Management Processes
Our Adviser utilizes an extensive internal credit tracking and monitoring approach to regularly follow a borrower’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each borrower is appropriate. This process has been refined and validated by Messrs. Labe and Srivastava and the track record developed by TPC since its inception, and is based, in part, on our Adviser’s expertise, familiarity and deep understanding of the risks associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the outlook for the borrower’s industry segment, progress of product development, overall adherence to the business plan, financial condition, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure matters. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess the borrower’s progress and development and the venture capital investor’s outlook and/or level of support for our borrower. In conjunction with the Four Rs, our core investment philosophy, our Adviser determines the appropriate course of action with respect to investments in borrowers on our Credit Watch List (as described further below).

Investment Structure
We offer a full range of creative, flexible and customized secured financing products which may include a combination of an initial facility fee, interest and principal payments, end-of-term payments and warrant and/or equity investment rights. Although the general components of each type of our debt financing products are substantially the same, we select and customize the specific debt financing product on a case-by-case basis based on our Adviser’s senior investment team’s experience and their analysis of a prospective borrower, its financing needs and its intended use of the proceeds from our debt financing product. For example, the type of debt financing transaction, the total repayment period, the interest-only period, the amortization period, the collateral position, the warrant investment coverage and the overall yield-to-maturity may vary. We make investments that our Adviser’s senior investment team believes have a low probability of loss based on their expertise and the revenue profile, product validation, customer commitments, intellectual property, financial condition and enterprise value of the potential opportunity. Our debt financing products are typically structured as lines of credit, whereby a prospective borrower may be required to draw some of the commitment amount at close but may have up to 24 months from document execution to access debt financing capital and, in certain cases, future advances may be subject to certain predetermined performance milestones and other conditions.
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
•Unlevered yield-to-maturity generally ranging from 1% to 10% above the applicable prime rate, which may include current interest payments at fixed or floating rates, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;
•Equity “kickers” in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any equity appreciation and enhance our overall returns;
•Secured by a senior secured lien on all of the prospective borrower’s assets including a pledge or negative pledge on its intellectual property or on all of the assets financed specifically by the revolving loan such as the company’s inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections, including proceeds from a sale, financing or the equivalent; and
•Some financial covenants which may include advance rates, borrowing formulas, excess concentrations, cash requirements, business contracts or milestones along with certain affirmative and negative covenants, default penalties, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage and reimbursement for upfront and regular internal and third-party expenses, as well as prepayment penalties.
Warrant Investments
In connection with our secured loans, we generally receive warrant investments to acquire preferred or common stock in a venture growth stage company with an exercise price typically equal to the same price per share paid by the company’s venture capital investors in its last round of equity financing or a recent valuation of the venture growth stage company as determined by a third party or in its next round of equity financing. As a venture growth stage company’s enterprise value changes we expect to recognize unrealized gains or losses from the fair value changes in our warrant investments, and in conjunction with a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the exercise of these warrant investments and the sale of the underlying stock. Warrant investments granted in connection with our secured loans are typically based on a percentage of the committed loan amount, are treated as original issue discount (“OID”) and may be earned at document execution and/or as the loan is funded. Warrant coverage generally ranges from 2% to 10% of the committed loan amount.
Direct Equity Investments
In connection with our secured loans, we may obtain equity investment rights that allow us to invest in a venture growth stage company’s current or next round of private equity financing on the same terms and conditions as the company’s venture capital investors and/or other equity investors in the round. In some cases, we may make a direct equity investment in a prospective portfolio company prior to transacting a potential secured loan with the company. As a venture growth stage company’s enterprise value changes we recognize unrealized gains or losses from the fair value changes in our direct equity investments, and in conjunction with a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the sale of the underlying stock. These equity investment rights typically range from $100,000 to $5.0 million in size (generally not exceeding 5% of the company’s total equity), although we are under no obligation to make any such investment. Typically, these are passive investments (we do not take a board of directors seat with the company) but can be strategically valuable and beneficial as an enhancement to our relationship with the venture growth stage company and to our economic return by generating meaningful return on capital committed.

Brokerage Allocation and Other Practices
Since we acquire and dispose of many of our investments in privately negotiated transactions, many of the transactions that we engage in do not require the use of brokers or the payment of brokerage commissions. Subject to policies established by our Board, our Adviser is primarily responsible for selecting brokers and dealers to execute transactions with respect to the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. Our Adviser does not execute transactions through any particular broker or dealer but seeks to obtain the best net results for us under the circumstances, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. Our Adviser generally seeks reasonably competitive trade execution costs but does not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, our Adviser may select a broker based upon brokerage or research services provided to our Adviser and us and any other clients. In return for such services, we may pay a higher commission than other brokers would charge if our Adviser determines in good faith that such commission is reasonable in relation to the services provided. We also pay brokerage commissions incurred in connection with open-market purchases under any dividend reinvestment plan sponsored by any publicly traded portfolio company, as applicable. The aggregate amount of brokerage commissions paid by us during the three most recent fiscal years is $20,000.
Investment Criteria
Our Adviser (i) benefits from the relationships developed by TPC as part of its TriplePoint Lifespan Approach and (ii) typically sources investment opportunities with TPC’s select group of leading venture capital investors or directly from prospective borrowers who are seeking debt financing. Many of these prospective borrowers are attracted to TPC’s reputation, extensive track record in the venture growth stage debt market, the Four Rs’ core investment philosophy, and/or may have previously had a lending relationship with TPC. Additional origination sources for our Adviser include an extensive network of strategic industry contacts, including former and current venture growth stage companies, angel investors, successful entrepreneurs, financial advisers, commercial banks and accounting and law firms. Our Adviser also identifies companies with strong management teams and innovative technology to proactively generate debt financing opportunities.
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
We underwrite our transactions to ensure that our portfolio companies have a strategic and balanced intended use of our investment proceeds without us taking excessive risk and with a low likelihood of default. We believe that the profiles of the venture growth stage companies that we target mitigate our risk because we believe these companies have several options to repay our debt financing through:
•cash flow either from achieving the strong and rapid revenue and profitability plans targeted at the time of our underwriting or in a downside risk scenario from reducing growth and associated operating expenses;
•receiving additional cash from new equity investors based on the progress and development made by the company and their outlook for growth or in a downside risk scenario from existing equity investors to prevent them from otherwise losing all of their invested capital given our ability to foreclose on our collateral;
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
Upon referral or contact, a prospective borrower is added to our Adviser’s online client management system and assigned to one of our Adviser’s originations professionals (each, an “Origination Professional”) who becomes the prospective borrower’s primary contact with us. The Originations Professional evaluates the prospective borrower in more depth to understand its debt financing needs and to determine whether or not it is qualified under our criteria. Upon initial screening, the Originations Professional generally meets with the prospective borrower and performs a preliminary investigation of the prospective borrower’s management, operations and business outlook. The Originations Professional generally consults with, and gathers information from, a wide variety of industry sources to assess the prospective borrower and its industry. In addition, the Originations Professional may reach out to the prospective borrower’s venture capital investors to understand the background of their investment in the company, their outlook for the company, the company’s market and products, the company’s goals and objectives associated with the proposed debt financing and the venture capital investor’s level of support for the company. If the Originations Professional is satisfied with the preliminary assessment of the prospective borrower’s management, operations and business prospects, the Originations Professional submits an internal pre-screen memorandum of the proposed debt transaction to our Adviser’s senior investment team for discussion and review, as well as for pricing and structuring guidance. Each potential investment opportunity that our Adviser’s Originations Professionals determine merits investment consideration is presented and evaluated at a weekly meeting in which our Adviser’s senior investment team discusses the merits and risks of a potential investment opportunity, as well as the due diligence process and the pricing and structure. If our Adviser’s senior investment team believes an investment opportunity fits our investment profile, the Originations Professional submits a non-binding term sheet to the prospective borrower.

Diligence Process
Assuming the non-binding term sheet submitted to the prospective borrower is subsequently executed, the investment opportunity is then subject to our Adviser’s rigorous diligence and credit analysis process, which is based on its senior investment team’s extensive experience and tailored specifically for venture growth stage companies. This process differs notably from traditional lending analysis, combining both qualitative and quantitative analysis and assessment, versus traditional, purely quantitative credit analyses. There is a significant focus on a qualitative and subjective investment-oriented review, taking into account such factors as:
•investor quality, track record and expected level of participation in future financing events;
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
Our Adviser’s diligence and credit analysis process typically includes visits by one of our Adviser’s Investment and Credit Analysis professionals (each, an “Investment and Credit Analysis Professional”) to a prospective borrower’s headquarters and other facilities, interviews with key management and board members and reference checks on senior management. In addition, the diligence process may include discussions with key industry research analysts, other industry participants, and customers and suppliers, where appropriate. One of our Adviser’s professionals also typically reviews the prospective borrower’s organizational documents and structure, capital structure, assets, liabilities, employee plans, key customer or supplier contracts, legal and tax matters and other relevant legal documentation. The Investment and Credit Analysis Professional, along with the Originations Professional, submits a detailed credit and due diligence memorandum describing and analyzing the proposed transaction, as well as the outcome of the diligence and credit analysis activities. This memorandum is circulated to members of our Adviser’s Investment Committee (the “Investment Committee”) and senior investment team in advance of its meetings.
Investment Committee
The objective of the Adviser’s Investment Committee and senior investment team is to leverage its members’ broad historical experience, including significant entrepreneurial, credit, venture capital, venture lending and venture leasing expertise and technology and other high growth industries knowledge assessing the risks and needs of venture growth stage companies and appropriateness of prospective transactions, assessing the risk/return profile of proposed transactions, assessing the independent diligence and credit analysis and providing a forum for independent and unbiased thought, discussion, and assessment.
The Investment Committee, comprised of Mr. Labe and Mr. Srivastava, who are also members of the Adviser’s senior investment team, holds votes to approve any proposed investment transaction, including follow-on investments. Additionally, members of the Adviser’s senior investment team meet on at least a weekly basis to consider new and follow-on investment opportunities, with the non-Investment Committee members participating in voting on an advisory basis on all investments, which serves as an input to the Investment Committee’s decisions. During these meetings, the applicable Originations and Investment and Credit Analysis Professional presents the transaction, results of the professional’s diligence review and credit analysis and the professional’s recommendations to the senior investment team. During the presentation, the investment team members in attendance typically ask questions, request clarifications, state opinions and assessments and make other comments. When there are no further questions and the discussions have concluded, the investment team holds an advisory vote to consider approval of the proposed transaction. In certain situations, the Investment Committee and members of the Adviser’s senior investment team may ask the Originations and Investment and Credit Analysis Professional to perform additional analysis and resubmit the transaction at a later meeting. No single criterion determines a decision to invest. The members weigh a variety of factors, both qualitative and quantitative, when making an investment decision. Our Adviser has the discretion to modify the members of the Investment Committee and its approval process at any time without our consent.

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
Generally, our Adviser’s Investment Committee and senior investment team review material events and information on our portfolio companies on a regular basis, as deemed necessary and appropriate. During these meetings, our Adviser’s Investment Committee and senior investment team assign a categorization outlook for the relevant portfolio company and discuss in detail those borrowers that are performing below expectations. On a quarterly basis, or more frequently as needed, our Originations and Investment and Credit Analysis Professionals also undertake an extensive re-evaluation of each borrower and prepare a portfolio update. Key topics that are reviewed include timing/status of the next equity financing round, cash balance and burn rate, financial and operational progress, and covenant adherence. All of these meetings are typically attended by one or more members of our Adviser’s Investment Committee, senior investment team and the Portfolio Company Team for the specific borrower being reviewed.
If the outlook for a borrower, its industry or a borrower’s available cash balance or credit rating is materially deteriorating, or there is material downturn in the borrower’s standing since our last review, we change the standing of the borrower on our Credit Watch List (as discussed below) and our Originations and Investment and Credit Analysis Professionals contact the borrower and its venture capital investors to discuss and understand any changes. Our Originations and Investment and Credit Analysis Professionals generally actively work to maintain an open dialogue with borrowers on the Credit Watch List to work to limit the likelihood of a default. Utilizing the Four Rs, our core investment philosophy, our Adviser assesses each borrower on our Credit Watch List and, based on the recommendations from our Originations and Investment and Credit Analysis Professionals and potentially from our discussions with and representations made from the borrower’s venture capital investors, determines the appropriate course of action, including decisions to enforce our rights and remedies, modify or waive a provision of our investments, declare a default, request early pay-off, or wait for an external event, such as an acquisition or financing, to restructure a secured loan or receive additional consideration in the form of fees or warrant investments. In a worst-case scenario, a member of our Portfolio Company Team sells collateral with the help of management, repossesses and auctions assets or negotiates and structures other potential outcomes, including a re-capitalization of the business. If bankruptcy is a possibility, a member of our Portfolio Company Team may utilize outside counsel to provide advice on avoiding this outcome or to minimize the adverse effects on us.
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

Competition
Debt financing for venture capital-backed companies is particularly heterogeneous—the types, structures and sizes of debt financings often vary significantly depending on a particular company’s industry and its current or near-term stage of development. The profile and underwriting characteristics of an early stage venture capital-backed company are very different from those of a later stage venture capital-backed company and/or those of a venture growth stage company. Furthermore, within venture growth stage companies, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and venture leasing expertise and technology and other high growth industries knowledge, specialization and flexibility from a lender. The availability of debt financing for venture growth stage companies is further limited by factors such as the brand, reputation and market acceptance, industry relationships, track record, and other factors required to lend to companies backed by leading venture capital investors. In addition, a lender must understand the distinct credit profiles of these companies and have the deep experience and specialized set of skills required to (i) source deal flow and receive investment referrals; (ii) evaluate high growth industries and sectors, business prospects, operating characteristics and collateral; (iii) analyze potential transactions; and (iv) customize unconventional transaction structures suitable for these companies.
We believe that venture-oriented banks tend to be one of the primary form of traditional lenders participating in the market for venture growth stage companies and that they generally focus on providing lower risk and lower return financings, which tend to require and impose many restrictive covenants and conditions on borrowers, such as minimum cash balances, financial covenants, limitations on outflows and borrowing formulas and require a significant depository relationship to facilitate rapid liquidation. In addition, we believe that most existing non-traditional debt providers do not regularly or actively participate in venture growth stage lending due to their reluctance to underwrite the large financings required by venture growth stage companies, as well as the desire of these providers to structure deals with lower current return but with the potential for significantly higher equity upside through warrant investments by lending to companies with lower valuations than would be possible in the venture growth stage lending market. As a result, most existing providers of debt financing tend to focus on seed, early and late-stage venture capital-backed companies instead of venture growth stage companies.
Our competitors may include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which expose them to a wider variety of investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our qualification as a RIC.
We believe we compete effectively with these entities primarily on the basis of TPC’s reputation, track record, experience, industry knowledge and relationships and our Adviser’s senior investment team’s contacts, efficient investment analysis, decision-making processes, creative financing products and highly customized investment terms. We believe that the “Four Rs”, our core investment philosophy, are critical to differentiating our brand name and reputation from our competitors. We do not compete primarily on the financing rates and terms we offer and believe that some competitors make loans with rates that are comparable to or lower than our rates. We also believe that our relationship-based approach to investing, which leverages our Adviser’s senior investment team’s expertise in developing strong relationships with venture capital investors and venture capital-backed companies, understanding the capital needs of venture growth stage companies, and structuring and customizing attractive financing solutions to meet the financing needs throughout a company’s growth stage, enables us to identify, attract and proactively capitalize on venture growth stage companies’ debt needs as they grow and become successful enterprises.
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
Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of 2.0% but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since the effective date of our election to be regulated as a BDC (March 5, 2014) exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized gains and losses since March 5, 2014.
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
Duration and Termination
Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if (i) approved annually by (A) our Board or (B) the affirmative vote of the holders of a majority of our outstanding voting securities and (ii) in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by our Adviser and may be terminated by either party without penalty upon 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice. See “Risk Factors-Risks Relating to our Business and Structure-We are dependent upon our executive officers, our Adviser’s senior investment team and, in particular, Messrs. Labe and Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.”
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
Board Approval of the Investment Advisory Agreement
The Investment Advisory Agreement between us and our Adviser was initially approved by our Board at an in-person meeting in November 2013 and entered into in February 2014. Our Board most recently determined to re-approve the Investment Advisory Agreement at a meeting held on October 26, 2023. In reaching a decision to re-approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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

Administration Agreement
The Administration Agreement provides that our Administrator is responsible for furnishing us with office facilities and equipment and providing us with clerical, bookkeeping, and recordkeeping and other administrative services at such facilities. Under the Administration Agreement, our Administrator performs, oversees, or arranges for, the performance of, our required administrative services, which includes being responsible for the financial and other records that we are required to maintain and preparing reports to our stockholders and reports and other materials filed with the SEC or any other regulatory authority. In addition, our Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports and other materials to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, our Administrator also provides managerial assistance on our behalf to those companies that have accepted our offer to provide such assistance.
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
Our Board most recently determined to re-approve the Administration Agreement at a meeting held on October 26, 2023. In connection with such approval, the Board, including a majority of independent directors, reviewed the payments made by us to the Administrator to determine that the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the payments made by us under the Administration Agreement are reasonable in light of the services provided. The Board also reviewed the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and the affiliates of TPC. The Board then assessed the reasonableness of such reimbursements for expenses allocated to us based on the nature and quality of the administrative services provided to us by the Administrator, our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, any existing and potential sources of indirect income to the Administrator from its relationship with us, information about the administrative services to be performed and the personnel performing such administrative services, the organizational capability of the Administrator, and the possibility of obtaining similar services from other third-party service providers.
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
Staffing Agreement
Our Adviser has entered into the Staffing Agreement with TPC (the “Staffing Agreement”). Pursuant to the Staffing Agreement, TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Mr. Labe and Mr. Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Our Adviser is responsible for determining if we will participate in deal flow generated by TPC. Our Adviser takes advantage of the significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and comprehensive portfolio management and investment monitoring capabilities of TPC’s senior investment team. The Staffing Agreement may be terminated by either party with 60 days’ prior written notice to the other party.
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

Determination of Net Asset Value
Quarterly Determinations
We determine the net asset value per share of our common stock on at least a quarterly basis. The net asset value per share will equal the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of the date of this Annual Report on Form 10-K, we do not have any preferred stock outstanding.
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
The valuation committee of the Board (the “Valuation Committee”) is responsible for assisting the Board in valuing investments that are not publicly traded or for which current market quotations are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from pricing services, broker-dealers or market makers. We value our investments for which market quotations are not readily available at fair value, as determined in good faith by the Board, with the assistance of the Adviser and independent valuation agents, in accordance with Rule 2a-5 of the 1940 Act and GAAP, and in accordance with our valuation policy approved by the Board. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and selects a value within that range that most accurately represents fair value based on current market conditions as well as other factors the Adviser’s valuation committee considers relevant.
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
The fair value of our investments is measured in accordance with “ASC Topic 820” issued by the FASB. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the investment.
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

As a RIC, we (but not our stockholders) generally are not subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders in any taxable year with respect to which we distribute an amount equal to at least 90% of the sum of our (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net realized short-term capital gains over net realized long-term capital losses and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) (the “Annual Distribution Requirement”). We intend to distribute all or substantially all of such income for each taxable year. Generally, if we fail to meet this Annual Distribution Requirement for any taxable year, we will fail to qualify for tax treatment as a RIC for such taxable year. Although we may meet our Annual Distribution requirement, we will be subject to a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, unless we timely distribute (or are deemed to have timely distributed) an amount equal to the sum of:
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for federal income tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.
For federal income tax purposes, we are generally permitted to carry forward a net capital loss in any taxable year to offset our own capital gains, if any. These amounts are available to be carried forward to offset future capital gains to the extent permitted by the Code and applicable tax regulations. Any such loss carryforwards will retain their character as short-term or long-term. In the event that we were to experience an ownership change as defined under the Code, the capital loss carryforwards and other favorable tax attributes of us, if any, may be subject to limitation.
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

Warrant Investments
    Gain or loss realized by us from the sale or exchange of warrant investments acquired by us, as well as any loss attributable to the lapse of such warrant investments, generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long we held a particular warrant.
Foreign Investments
    In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. We do not expect to satisfy the requirement to pass through to our stockholders their share of the foreign taxes paid by us.
Passive Foreign Investment Companies
    We may invest in the stock of a foreign corporation which is classified as a “passive foreign investment company” (“PFIC”) within the meaning of Section 1297 of the Code. In general, unless a special tax election has been made, we are required to pay tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which we held the PFIC stock, plus an interest charge. Certain adverse tax consequences of a PFIC investment may be limited if we are eligible to elect alternative tax treatment with respect to such investment. No assurances can be given that any such election will be available or that, if available, we will make such an election.
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
Failure to Qualify as a RIC
If we were unable to qualify for treatment as a RIC, and if certain cure provisions under the Code were not available, we would be subject to tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend; non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
Regulation
We have elected to be treated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company, but is generally subject to less onerous requirements than registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses.
As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates and requires that a majority of the directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67.0% or more of the voting securities present at such meeting, if the holders of more than 50.0% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50.0% of the outstanding voting securities of such company.
We do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act and the rules and regulations thereunder. Under these current limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company or BDC, invest more than 5% of the value of our total assets in the securities of one registered investment company or BDC, or invest more than 10% of the value of our total assets in the securities of registered investment companies and BDCs, subject to compliance with certain exceptions.

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
(3)securities received in exchange for or distributed on or with respect to the securities described above, or pursuant to the exercise of warrant investments or rights relating to such securities.
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
Under Section 55(b) of the 1940 Act, the value of a BDC’s assets shall be determined as of the date of the most recent financial statements filed by such company with the SEC pursuant to Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall be determined no less frequently than annually.

Managerial Assistance to Portfolio Companies
BDCs generally must offer to make available, and must provide upon request, significant managerial assistance to certain of their portfolio companies, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator may provide all or a portion of this assistance pursuant to the Administration Agreement, the costs of which will be reimbursed by us at cost. We may receive fees for these services.
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
Senior Securities
On April 24, 2018, the Board unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a) of 1940 Act. In addition, at a special meeting of stockholders held on June 21, 2018, our stockholders approved the application of the 150% minimum asset coverage requirements under the 1940 Act, and we became subject to the 150% minimum asset coverage ratio effective June 22, 2018. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2023, the Company’s asset coverage for borrowed amounts was 157%.
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
We have also adopted a Code of Business Conduct and Ethics under the Sarbanes-Oxley Act of 2002, which applies to, among others, our Chief Executive Officer and Chief Financial Officer.
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
Proxy Policies
Our Adviser votes proxies relating to any of our portfolio equity securities in what it perceives to be the best interests of our stockholders. Our Adviser reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on any of the portfolio equity securities we hold. In most cases our Adviser will vote in favor of proposals that our Adviser believes are likely to increase the value of any of the portfolio equity securities we hold. Although our Adviser generally votes against proposals that may have a negative effect on any of our portfolio equity securities, our Adviser may vote for such a proposal if there exist compelling long-term reasons to do so.
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
Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).
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
(1)pursuant to Rule 13a-14 under the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
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
Available Information
Our address is 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025. Our phone number is (650) 854-2090 and our internet website is at www.tpvg.com. We make available free of charge on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider information contained on our website to be part of this Annual Report on Form 10-K or any other report we file with the SEC.
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
•We are exposed to risks associated with changes in interest rates, which may affect our cost of capital and net investment income. In addition, if the Credit Facility or similar financing arrangement were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
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
The broader fundamentals of the United States and global economies remain mixed. In the event that the United States economy, or economies in Europe, the Middle East, and/or Latin America, contract, it is likely that the financial results of venture growth stage companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.
Although we have been able to secure access to additional liquidity, including through the Credit Facility, public and private debt issuances and equity offerings, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, if the price of our common stock falls below our net asset value per share, we will be limited in our ability to sell new shares if we do not have stockholder authorization to sell shares at a price below net asset value per share. We did not seek stockholder authorization to sell shares of our common stock below the then-current net asset value per share of our common stock at our 2023 annual meeting of stockholders and do not intend to seek such authorization at our 2024 annual meeting of stockholders.
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
Our Adviser has entered into the Staffing Agreement with TPC. Pursuant to the Staffing Agreement, TPC makes, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment team led by Messrs. Labe and Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Under the Staffing Agreement, TPC is required to make the Adviser aware of any financings that TPC evaluates, originates, or in which TPC participates, and the Adviser is responsible for allocating the investment opportunities amongst its affiliates fairly and equitably over time in accordance with its allocation policy. We depend on the diligence, skill and network of business contacts of our Adviser’s senior investment team and our executive officers to achieve our investment objective. We cannot assure you that TPC will fulfill its obligations under the Staffing Agreement or its allocation policy. Further, the Staffing Agreement may be terminated by either party with 60 days’ prior written notice to the other party, and we cannot assure you that the Staffing Agreement will not be terminated by TPC or that our Adviser will continue to have access to the professionals and Investment Committee of TPC or its information and deal flow. The loss of any such access would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business model depends, in part, upon TPC’s relationships with a select group of leading venture capital investors. Any inability of TPC to maintain or develop these relationships, or the failure of these relationships to result in referrals of investment opportunities for us, could have a material adverse effect on our business.
We depend, in part, upon TPC to maintain industry relationships, including with a select group of leading venture capital investors, and we utilize these relationships to source and identify potential investment opportunities, although this group of leading venture capital investors, which may change from time to time, is not obligated to provide us with referrals for investment opportunities. If TPC fails to maintain or develop such relationships, or if we fall out of favor with such venture capital investors, it could decrease our access to these investors or their support and we may not be able to grow our investment portfolio. We can offer no assurance that these relationships will result in any investment opportunities for us in the future. In addition, any harm to the reputation of TPC and/or its select group of leading venture capital investors or their relationships could decrease our deal flow and the outlook of our investments which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our ability to achieve our investment objective depends on our Adviser’s ability to manage our business and to grow our investments and earnings. This depends on our Adviser’s ability to identify, invest in and monitor companies that meet our underwriting criteria. Furthermore, our Adviser may choose to slow or accelerate new business originations depending on market conditions, rate of investment of TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, and other market dynamics. The achievement of our investment objective on a cost-effective basis depends upon our Adviser’s origination capabilities, execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Our Adviser’s senior investment team also has substantial responsibilities in connection with the management of TPC’s investment vehicles and business segments. We caution you that the principals of our Adviser may be called upon to provide and currently do provide significant managerial assistance to portfolio companies and other investment vehicles which are managed by the Adviser. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our financial condition, results of operations and cash flows.
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

The competitive pressures we face may have a material adverse effect on our financial condition, results of operations and cash flows. We do not compete primarily on the financing rates and terms we offer and believe that some competitors make loans with rates that are comparable or lower than our rates. We may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
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
For U.S. federal income tax purposes, in certain circumstances, we may be required to recognize taxable income prior to when we receive cash, such as the accrual of end-of-term payments, PIK, and/or OID, including in connection with the receipt of “equity kickers” in the form of warrants in conjunction with our debt investments. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. OID decreases our loan balance by an amount equal to the cost basis of the upfront warrant investment received and certain capitalized fees we receive in connection with our loan and is recognized by us as non-cash income over the life of the secured loan. Our secured loans generally include an end-of-term payment and/or PIK interest payment. Such payments, which could be significant relative to our overall investment activities, are included in income before we receive any corresponding cash payment. We are also required to include in income certain other amounts that we will not receive in cash, including OID.

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
Since in these cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to maintain our tax treatment as a RIC and to avoid a 4% U.S. federal excise tax on certain of our undistributed income. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain sufficient cash from other sources, we may fail to qualify for tax treatment as a RIC and thus be subject to corporate-level income tax.
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
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (i.e., the amount of debt may not exceed 66-2/3% of the value of our assets) after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. To the extent we have senior securities outstanding, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
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
We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. As of December 31, 2023, we had $215.0 million of principal outstanding under the Credit Facility, $70.0 million of principal outstanding on our 4.50% notes due 2025 (the “2025 Notes”), $200.0 million of principal outstanding on our 4.50% notes due 2026 (the “2026 Notes”) and $125.0 million of principal outstanding on our 5.00% notes due 2027 (the “2027 Notes”) before reducing the unamortized debt issuance costs. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of our common stockholders and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets or the assets of a subsidiary under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2023, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2023(1)	(39.4)%	(25.2)%	(11.1)%	3.0%	17.2%
_______________
(1)The hypothetical return to common stockholders is calculated by multiplying our total assets as of December 31, 2023 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended December 31, 2023, and then dividing the resulting difference by our total assets attributable to common stock. The calculation assumes that as of December 31, 2023 the Company had (i) $978.8 million in total assets, (ii) $610.0 million in total debt outstanding, (iii) $346.3 million in net assets, (v) and a weighted average cost of borrowings of 6.3%.
Based on our outstanding indebtedness of $610.0 million as of December 31, 2023, our investment portfolio would have been required to experience an annual return of at least 3.9% to cover annual interest payments on the outstanding debt.
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
We are exposed to risks associated with changes in interest rates, which may affect our cost of capital and net investment income. In addition, if the Credit Facility or similar financing arrangement were to become unavailable, it could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, because we borrow money to finance certain of our investments, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Portions of our investment portfolio and our borrowings under the Credit Facility have floating rate components. As a result, the recent significant changes in market interest rates have affected our interest expense. In periods of rising interest rates, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. In addition, if the Credit Facility or any other financing arrangement were to become unavailable to us and attractive alternative financing sources were not available, it could have a material adverse effect on our business, financial condition and results of operations.
As of the end of June 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On March 15, 2022, the U.S. government enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a Secured Overnight Financing Rate (“SOFR”)-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (the ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three-, and six-month tenors of the U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts which are not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period. In anticipation of the cessation of LIBOR, we amended our Credit Facility in July 2022 to, among other things, replace the LIBOR benchmark with a SOFR benchmark.

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
Complying with Section 404 of the Sarbanes-Oxley Act requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. If we are not able to implement the applicable requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports. This could have a material adverse effect on us and lead to a decline in the price of our securities.
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
Our Adviser or our Administrator can resign upon 60 days’ notice and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption to our operations that could materially and adversely affect our financial condition, results of operations and cash flows.
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
Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in precautions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that affect our data, resulting in increased costs and other consequences as described above.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and disclose a registrant’s cybersecurity risk management, strategy, and governance on Form 10-K. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and the Adviser’s policies and systems designed to manage cybersecurity risks and related disclosures. We also may face increased costs to comply with the new SEC rules, including the Adviser’s increased costs for cybersecurity training and management, a portion of which may be allocated to us. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act, the New York SHIELD Act, the General Data Protection Regulation (“GDPR”) and the U.K. GDPR. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for breach of privacy laws (which may include insufficient security for personal or other sensitive information). Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, the Adviser’s employees’ or our investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our or the Adviser’s computer systems and networks (or those of our third-party service providers), or otherwise cause interruptions or malfunctions in our, the Adviser’s employees’, our investors’, our portfolio companies’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors, our portfolio companies and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of investors.
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
Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect the venture banking ecosystem and our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have direct arrangements, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the inability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets or the venture banking ecosystem, or concerns or negative expectations about the prospects for companies in the financial services industry or the venture banking ecosystem. These factors could involve financial institutions or companies in the financial services industry or the venture banking ecosystem with which we, our Adviser or our portfolio companies have financial or business relationships but could also include factors involving financial markets or the financial services industry or the venture banking ecosystem generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and more restrictive financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Risks Relating to our Conflicts of Interest
Our ability to enter into transactions with our affiliates and to make investments in venture growth stage companies along with our affiliates is restricted by the 1940 Act which may limit the scope of investment opportunities available to us.
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act. In addition, any venture growth stage company in which TPC or its affiliates own 5% or more of its outstanding voting securities will be our affiliate for purposes of the 1940 Act. We are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors and, in certain cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities and certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from (i) buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by TPC or our Adviser or any of their affiliates or in which TPC or our Adviser or any of their affiliates hold an interest or (ii) modifying any security that we hold in a company in which TPC or our Adviser or any of their affiliates also hold an interest without the prior approval of the SEC, which may limit our ability to take any action with respect to an existing investment or potential investment regardless of whether we conclude that the action may be in the best interests of our stockholders.
Our investment strategy includes investments in secured loans to companies, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments to venture capital-backed companies. TPC and the Adviser also manage, and in the future may manage, other investment funds, accounts or vehicles that invest or may invest in companies and investments similar to those in our investment portfolio. Although we were formed to expand the venture growth stage business segment of TPC’s investment platform, subject to its allocation policy and applicable law, other vehicles sponsored or managed by our Adviser’s senior investment team also invest in venture growth stage companies or may have prior investments outstanding to potential borrowers. As a result, members of our Adviser’s senior investment team and the Investment Committee, in their roles at TPC, may face conflicts in the allocation of investment opportunities among us and other investment vehicles managed by TPC with similar or overlapping investment objectives. Generally, when a particular investment would be appropriate for us as well as one or more other investment funds, accounts or vehicles managed by our Adviser’s senior investment team, such investment will be apportioned by our Adviser’s senior investment team in accordance with (1) our Adviser’s internal conflict of interest and allocation policies, (2) the requirements of the Advisers Act and (3) certain restrictions under the 1940 Act regarding co-investments with affiliates. Co-investment opportunities will be allocated amongst us, TPC and/or investment funds, accounts and vehicles managed by the Adviser or its affiliates: (1) consistent with both the Adviser’s allocation policies and procedures and the conditions of the Exemptive Order, as applicable; and (2) in a manner reasonably designed to ensure that investment opportunities are allocated fairly and equitably over time. Such apportionment may not be strictly pro rata, depending on the good faith determination of all relevant factors, including, without limitation, differing investment objectives, amount of capital available for each potential investing entity, diversification considerations, covenants under applicable borrowing arrangements, regulatory restrictions and the terms of our or the respective governing documents of such investment funds, accounts or investment vehicles. These procedures could, in certain circumstances, limit whether or not a co-investment opportunity is available to us, the timing of acquisitions and dispositions of investments, the price paid or received by us for investments or the size of the investment purchased or sold by us.
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
The incentive fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Adviser is determined, which is calculated separately in two components as a percentage of the interest and other investment income in excess of a quarterly minimum hurdle rate and as a percentage of the realized gain on invested capital, may encourage our Adviser to use leverage or take additional risk to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock or of securities convertible into our common stock or warrant investments representing rights to purchase our common stock or securities convertible into our common stock. In addition, our Adviser receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on investment income, there is no minimum level of gain applicable to the portion of the incentive fee based on net capital gains. As a result, our Adviser may have an incentive to invest more in investments that are likely to result in capital gains as compared to income producing securities or to advance or delay realizing a gain in order to enhance its incentive fee. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of our debt investments and may accordingly result in a substantial increase in the amount of incentive fees payable to our Adviser with respect to our pre-incentive fee net investment income.
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
    For many of our investments, no market-based price quotation is available. As a result, our Board determines the fair value of these secured loans, warrant and equity investments in good faith as described above in “- Risks Relating to our Business and Structure - Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, such fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.” In connection with that determination, our Adviser provides our Board with valuation recommendations based upon the most recent and available information, which generally includes industry outlook, capitalization, financial statements and projected financial results of each portfolio company. Other than de minimis investments of less than 1% of our gross assets (up to an aggregate of 10% of our gross assets), the valuation for each investment is generally reviewed by an independent valuation firm annually, in accordance with our valuation policy, and the ultimate determination of fair value is made by our Board, including our interested directors, and not by such independent valuation firm. The Board, however, may request at its discretion to have such de minimis investments valued by an independent valuation firm. In addition, Messrs. Labe and Srivastava, each an interested member of our Board, have a material pecuniary interest in our Adviser and serve on its Investment Committee. The participation of our Adviser’s senior investment team in our valuation process, and the pecuniary interest in our Adviser by certain members of our Board, could result in a conflict of interest given that the base management fee is based, in part, on the value of our average adjusted gross assets, and our Adviser’s incentive fee is based, in part, on realized gains and realized and unrealized losses.
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
Our portfolio consists of a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and any concentration limitations we have agreed to or may agree to as part of the Credit Facility or any future financing arrangement or other indebtedness, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few industries or companies. As our portfolio may be less diversified than the portfolios of other investment vehicles, we may be more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.
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
Venture growth stage companies may require additional equity financing if their cash flow from operating activities is insufficient to satisfy their continuing growth, working capital and other requirements. Each round of venture financing is typically intended to provide a venture capital-backed company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which our venture growth stage companies will seek additional capital. It is possible that one or more of our venture growth stage companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, either of which would negatively impact our investment returns, the fair value of our portfolio and our ability to restructure our investments. Some of these companies may be unable to obtain sufficient financing from private investors, public or private capital markets or traditional lenders. This may have a significant impact if the companies are unable to obtain certain federal, state or foreign agency approval for their products or the marketing thereof, or if regulatory review processes extend longer than anticipated and the companies need continued funding for their operations during these times. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are able to utilize traditional credit sources.
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
As of December 31, 2023, our unfunded commitments totaled $118.1 million to 14 portfolio companies. Our credit agreements generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded commitments or any future obligations will be drawn by the venture growth stage companies. We have also entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2023, we did not have any backlog of potential future commitments.
The actual borrowing needs of our portfolio companies may exceed our expected funding requirements, especially during a challenging economic environment when our portfolio companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, an increasing cost of credit or the limited availability of financing from venture capital firms. In addition, investors in some of our portfolio companies may fail to meet their underlying investment commitments due to liquidity or other financing issues, which may increase our portfolio companies’ borrowing needs. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our portfolio companies may have a material adverse effect on our business, financial condition and results of operations. We intend to use cash flow from normal and early principal repayments, indebtedness, any proceeds from any subsequent equity or debt offerings, and available cash to fund our outstanding unfunded obligations. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they become due. We may rely on assumptions, estimates, assurances and other information related to potential non-utilization of unfunded commitments by our portfolio companies as well as related to potential exit events, principal prepayments, and fee payments. To the extent these assumptions, estimates, assurances and other information are incorrect or events are delayed, we may not be able to fund commitments as they become due. To the extent we are not able to fund commitments as they come due, we may be forced to sell assets, modify the terms of our commitments or default on our commitments, and as a result, our business could be materially and adversely affected.

Unlike traditional lenders, we offer a flexible payment and covenant structure to our portfolio companies and may choose not to take advantage of certain opportunities due to our long-term investment philosophy to develop and maintain deep and longstanding relationships with TPC’s select group of leading venture capital investors, borrowers and entrepreneurs and to preserve our reputation.
As part of the Four Rs, our core investment philosophy, we seek to develop and maintain deep and longstanding relationships with TPC’s select group of leading venture capital investors, borrowers and entrepreneurs and to preserve our reputation. Accordingly, our debt-financing products generally offer borrowers a flexible payment and covenant structure that may not provide us with the same level of protection as more restrictive conditions that traditional lenders typically impose on borrowers. Furthermore, there may be situations with borrowers on our Credit Watch List where we believe that a member of TPC’s select group of venture capital investors intends to, expresses their intent to, or provides subject to milestones or contingencies, continued support, assistance and/or financial commitment to the borrower and our Adviser, based on such representation, may determine to modify or waive a provision or term of our existing loan which we would otherwise be entitled to enforce. The terms of any such modification or waiver may not be as favorable to us as we could have required, or had the right to require, and we may choose to enforce less vigorously our rights and remedies under our loans than would traditional lenders due to our investment philosophy to preserve our reputation and maintain a strong relationship with the applicable venture capital investor or borrower based on their representations made to us.
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
Our relationship with some of our portfolio companies may expose us to our portfolio companies’ trade secrets and confidential information (including transactional data and personal data about their employees and clients) that may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions. Unauthorized access or disclosure of such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss, or improper use, such as insider trading or other misappropriation of confidential information could have a material adverse impact on our competitive positions, our relationship with our portfolio companies and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs.
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
We invest primarily in venture growth stage companies that generally do not have sufficient cash-on-hand to satisfy our loan in full at the time we originate the loan. Following our investment, these companies may be unable to successfully scale operations and increase revenue as we had anticipated at the time we made the investment. In certain circumstances, these companies may not be able to generate meaningful customer sales, commitments or orders due to unfavorable market conditions. As a result, the company may not generate sufficient cash flow to service our loan and/or the company’s venture capital investors may no longer provide the company with meaningful invested equity capital to provide a debt financing cushion to our loan. As a consequence, the company may (i) request that we restructure our loan resulting in the delay of principal repayment, the reduction of fees and/or future interest rates and/or the possible loss of principal or (ii) experience bankruptcy, liquidation or similar financial distress. We may be unable to accommodate any such restructuring request due to the eligibility requirements under the Credit Facility or otherwise. The bankruptcy, liquidation and/or recovery process has a number of significant inherent risks for us as a creditor. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by one of our portfolio companies may adversely and permanently affect our investment in that company. If the proceeding is converted to liquidation, the liquidation value of the company may not equal the fair value that was believed to exist at the time of our investment. The duration of a bankruptcy, liquidation and/or recovery proceeding is also difficult to predict, and a creditor’s return on investment can be materially and adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the obligations we own may be lost by increases in the number and amount of claims or by different treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

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
•for U.S. federal income tax purposes, we may be required to make distributions of OID income to shareholders without receiving any cash and such distributions have to be paid from offering proceeds or the sale of assets without investors being given any notice of this fact; and
•the required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of our taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to U.S. federal corporate-level taxation.

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
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
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
Our investment strategy contemplates making secured loans to companies with foreign operations. As of December 31, 2023, 35.1% of our portfolio at fair value consisted of companies not domiciled in the United States as they did not have their principal place of business in the United States, including investments in European companies. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies or U.S. companies with no foreign operations or exposure. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations on our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, matters relating to non-U.S. brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect that investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies or U.S. companies with no foreign operations.
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
As of December 31, 2023, 60.1% of our portfolio (at principal balance) had a floating interest rate, all of which are generally indexed to the U.S. Prime rate (“Prime Rate”). The remaining 39.9% of our portfolio had a fixed interest rate. Our Credit Facility bears interest at a floating rate indexed to certain indices, including SOFR and commercial paper rates. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of its portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may expose us to counter-party credit risk. Hedging against a decline in the values of its portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is generally anticipated at an acceptable price. Engaging in hedging transactions may reduce cash available to pay distributions to our stockholders.
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
Our cash distributions to stockholders will be automatically reinvested in additional shares of our common stock unless such stockholder has specifically “opted out” of our dividend reinvestment plan so as to receive cash distributions. In addition, we may in the future distribute taxable dividends that are payable in part in shares of our common stock. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the IRS, a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to Non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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
Our business and operation could be negatively affected to the extent we are subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has increased in the BDC space in recent years. Due to the potential volatility of our stock price and for a variety of other reasons, we have in the past and may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.
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
General Risk Factors
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
Concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States.
In addition, deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including but not limited to the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, instability in the Chinese capital markets and the COVID-19 pandemic. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or other regions affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.
Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics or outbreaks of infectious diseases), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies with other countries, the Russia-Ukraine war and more recently the Israel-Hamas war and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. These market and economic disruptions could negatively impact the operating results of our portfolio companies.
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
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events may adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic led to, and any widespread re-emergence of COVID-19 or its variants or any other pandemic could lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. With respect to U.S. and global credit markets and the economy in general, such a public health crisis or pandemic could result in the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) evolving proposals and actions by state and federal governments to address the problems experienced by markets, businesses and the economy in general, which may not adequately address the problems being facing such persons. While many countries, including the United States, have relaxed or eliminated the many public health restrictions adopted in response to the COVID-19 pandemic, the outbreak of new, worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations. Such increases in cases could lead to the reintroduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally. In addition to these developments having adverse consequences for us and our portfolio companies, the operations of the Advisor have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers.
As the future impact of COVID-19, its variants or any other pandemic is difficult to predict, the extent to which they could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of any such pandemic and the actions taken by authorities and other entities to contain the spread or minimize its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.
Like the COVID-19 pandemic, any future pandemic and the uncertainty regarding the extent and duration of its impact could have a material adverse impact on the venture capital fundraising environment, including with respect to the venture capital-backed companies in which we invest. Our portfolio companies generally require additional equity financing every twelve to twenty-four months. As a result of the potential effects of any such pandemic, there is an increased risk that one or more of our venture capital-backed companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us. Such events would likely have a negative impact our investment returns, the fair value of our investment and our ability to restructure such investment on favorable terms if such portfolio company’s cash flow from operating activities is insufficient to satisfy its continuing growth, working capital and other requirements. In addition, as a result of the financial stress caused by the effects of any such pandemic, other investors in our portfolio companies may be unable to, or may choose not to, fulfill their ongoing funding obligations with respect to certain of our portfolio companies, may be unable to continue supporting the ongoing operations of our portfolio companies operationally and/or financially, or may seek to restructure or otherwise modify their existing investments in our portfolio companies in a manner that is detrimental to our investment, which could have a material adverse impact on our financing arrangement with the portfolio company and on our results of operations and financial condition. In addition, we intend to use cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility or other future financing arrangement, our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows and prepayments, and any proceeds from drawdowns in connection with the private offering of our common stock or any debt offerings, to fund our outstanding unfunded obligations. Depending on the severity and duration of the impact of any future pandemic on our results of operations and financial condition, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due, which could harm the reputation of the Company and TPC among its select group of venture capital investors and in the venture capital market generally. Any such occurrence could decrease our deal flow and the outlook of our investments, resulting in a material adverse effect on our financial condition, results of operations and cash flows.
Like the COVID-19 pandemic, any future pandemic may cause disruption to our portfolio companies’ global supply chain and business operations. In particular, shortages in commodities and materials, including shortages and reductions in allocations of electronic and other components from key suppliers, labor shortages and elevated levels of employee absenteeism, freight delays and other supply chain constraints and disruptions may significantly delay or disrupt our portfolio companies’ suppliers’, our third party vendors’ and our portfolio companies’ ability to manufacture and deliver products and/or services to their end-users and customers. Our portfolio companies may experience a significant increase in commodity, parts and material component inflation from pre-pandemic levels, as well as inflation in other costs, such as labor, packaging, freight, and energy prices. Continued supply chain disruptions and delays, as well as continued heightened inflation, could lead to continued periodic production interruptions and other inefficiencies that could negatively impact our portfolio companies’ productivity, margin performance and results of operations, which could result in a material adverse effect on our financial condition, results of operations and cash flows.

Developments related to any such pandemic may contribute to a decrease in the fair value of certain of our portfolio investments. In addition, such a pandemic and the related disruption and financial distress that may be experienced by our portfolio companies may have a material adverse effect on our investment income received from portfolio investments, particularly our interest income. Any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing any then-existing borrowings, including under the Credit Facility, the 2025 Notes, the 2026 Notes, the 2027 Notes, and distribution payments to stockholders.
Depending on the extent of continuing impact of any such pandemic on our portfolio companies’ operations and our net investment income, any future distributions to our stockholders may be for amounts less than expected, may be made less frequently than expected, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.
In addition, because our investment strategy contemplates making investments and loans to companies with foreign operations, the Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our and our portfolio companies’ business, operating results, and financial condition, and may magnify the impact of other risks described in our SEC filings. Although the severity and duration of any ongoing military actions are highly unpredictable, the Israel-Hamas war and the conflict between Russia and Ukraine have already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
A lack of IPO or merger and acquisition opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses.
A lack of IPO or merger and acquisition, or M&A, opportunities for private companies, including venture capital-backed and institutional-backed companies could lead to portfolio companies staying longer in our portfolio as private entities still requiring funding. IPO activity in particular has slowed significantly during 2022-2023 and this trend may remain for the foreseeable future. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture capital, institutional, and other sponsor firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some portfolio companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for private companies can also cause some venture capital, institutional, and other sponsor firms to change their strategies, leading some of them to reduce funding to their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such portfolio companies by other companies, such as ourselves, who are co-investors in such portfolio companies.
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
We could experience fluctuations in our quarterly operating results due to a number of factors, including our originations and underwriting processes, the interest rate payable on the debt investments we make, any prepayments or repayments made on our debt investments, the default rates on such investments, the timing and amount of any warrant or equity investment returns, the timing of any drawdowns requested by our borrowers, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in or results for future periods.

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
There have been significant changes, and continue to be ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.
Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.
The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on its Chief Compliance Officer (“CCO”) and the expertise of legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with its use of such entities.
Board Oversight of Cybersecurity Risks
The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the CCO, which incorporates updates provided by the Adviser regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Management's Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s oversight function generally and relies on the Adviser’s technology team to assist with assessing and managing material risks from cybersecurity threats. The CCO has been responsible for this oversight function as CCO of the Company for one year and has worked in the financial services industry for more than 30 years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Company.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
Item 2.    Properties
We do not own any real estate or other physical properties materially important to our operations. Our executive offices are located at 2755 Sand Hill Road, Suite 150, Menlo Park, California 94025. These offices are provided by our Administrator pursuant to the Administration Agreement. We believe that our facilities are suitable and adequate for our business.
Item 3.    Legal Proceedings
In June 2023, a shareholder filed a putative securities class action complaint against the Company and certain of its directors and officers. Case No. 3:23-cv-02980 (N.D. Cal.). The complaint alleges violations of federal securities laws during a class period between March 4, 2020 and May 1, 2023. As relief, the plaintiff seeks, among other things, unspecified damages and fees and costs. The Court appointed a lead plaintiff in September 2023, and an amended complaint was filed on December 5, 2023. Defendants filed a motion to dismiss on January 10, 2024, and the Court held a hearing on the motion on February 20, 2024.
In December 2023, a shareholder filed a derivative complaint against certain of the Company’s officers and directors, with the Company as a nominal defendant. Case No. 4:23-cv-06557 (N.D. Cal.). The complaint alleges breaches of fiduciary duty and related state and federal claims. As relief, the plaintiff seeks, among other things, unspecified damages and fees and costs, and corporate governance reforms. In January 2024, a shareholder filed a substantially similar derivative complaint. Case No. 4:24-cv-00245 (N.D. Cal.). The cases were consolidated on March 1, 2024. Lead Case No. 4:23-cv-06557 (N.D. Cal.).
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

		Closing Sales Price(2)		Premium/(Discount) of High Sales Price to NAV(3)	Premium/(Discount) of Low Sales Price to NAV(3)	Declared Distributions
Period	NAV(1)	High	Low
First Quarter of 2024 (through March 5, 2024)	*	$11.48	$10.63	*	*	$0.40
Fourth Quarter of 2023	$9.21	$10.99	$9.20	19.3%	(0.1)%	$0.40
Third Quarter of 2023	$10.37	$12.62	$10.12	21.7%	(2.4)%	$0.40
Second Quarter of 2023	$10.70	$12.27	$9.81	14.7%	(8.3)%	$0.40
First Quarter of 2023	$11.69	$12.72	$10.75	8.8%	(8.0)%	$0.40
Fourth Quarter of 2022	$11.88	$13.31	$10.43	12.0%	(12.2)%	$0.47	(4)
Third Quarter of 2022	$12.69	$14.47	$10.46	14.0%	(17.6)%	$0.36
Second Quarter of 2022	$13.01	$17.88	$12.17	37.4%	(6.5)%	$0.36
First Quarter of 2022	$13.84	$18.07	$15.80	30.6%	14.2%	$0.36
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
On March 5, 2024, the reported closing sales price of our common stock was $10.81 per share. As of March 5, 2024, we had 7 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.
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
Distributions
It is our intention to distribute all or substantially all of our taxable income earned over the course of the year. However, we may choose not to distribute all of our taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the year ended December 31, 2023, we recorded $1.4 million for U.S. federal excise tax in our consolidated statements of operations. For the year ended December 31, 2023, total distributions of $1.60 per share were declared and paid. On February 27, 2024, our Board declared a first quarter 2024 dividend of $0.40 per share payable on March 29, 2024 to stockholders of record on March 14, 2024. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. While such return of capital distributions are not taxable, because they are a return of the stockholder’s investment, net of fund expenses, they reduce a stockholder’s basis in his, her, or its shares of common stock, which may result in the stockholder recognizing more taxable capital gains, or a lower capital loss, when the shares of common stock are eventually sold.
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

We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, we need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2023, 2022 and 2021, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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
We cannot assure any stockholder that we will achieve results that will permit us to pay any cash distributions, and to the extent that we issue senior securities, we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.
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
Stock Performance Graph
The following graph shows a comparison of the cumulative total stockholder return on our common stock from March 6, 2014 (the first day of trading following our initial public offering) to December 31, 2023, with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 6, 2014, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph also assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year, prior to any tax effect. The stock price performance included in this graph is based on historical data and is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS
For the Period from March 5, 2014 (TPVG’s IPO) to December 31, 2023
Our IPO was priced at $15.00 per share and the chart is based on what our stock price was at the end of the first trading day, which was $15.65 per share.
Sales of Unregistered Securities
During the year ended December 31, 2023, we issued a total of 253,909 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The cash paid for shares of common stock issued under our dividend reinvestment plan during the year ended December 31, 2023 was $2.7 million.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fiscal year ended December 31, 2023.
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
As of December 31, 2023, we had 321 investments in 109 companies. Our investments included 151 debt investments, 111 warrant investments, and 59 direct equity and related investments. As of December 31, 2023, the aggregate cost and fair value of these investments were $850.1 million and $802.1 million, respectively. As of December 31, 2023, seven of our portfolio companies were publicly traded. As of December 31, 2023, the 151 debt investments had an aggregate fair value of $730.3 million and a weighted average loan to enterprise value ratio at the time of underwriting of 7.9%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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

The following tables show certain information relating to the composition of our portfolio as of December 31, 2023 and 2022:

	December 31, 2023
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$780,172	$730,295	$(49,877)	151	49
Warrant investments	27,561	30,055	2,494	111	97
Equity investments	42,409	41,795	(614)	59	46
Total Investments in Portfolio Companies	$850,142	$802,145	$(47,997)	321	109	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2022
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$888,586	$852,951	$(35,635)	144	57
Warrant investments	29,427	48,414	18,987	124	107
Equity investments	41,394	47,911	6,517	59	48
Total Investments in Portfolio Companies	$959,407	$949,276	$(10,131)	327	121	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2023 and 2022:

	December 31, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Portfolio Company Investments
E-Commerce - Clothing and Accessories	$126,350	15.8%
Consumer Products and Services	125,422	15.6
Financial Institution and Services	64,537	8.0
Healthcare Technology Systems	63,799	8.0
Business/Productivity Software	61,294	7.6
Business Applications Software	57,134	7.1
Real Estate Services	46,213	5.8
Travel & Leisure	32,776	4.1
Other Financial Services	31,092	3.9
Entertainment	30,377	3.8
Shopping Facilitators	29,196	3.6
Application Software	24,970	3.1
Business Products and Services	23,699	3.0
E-Commerce - Personal Goods	22,366	2.8
Multimedia and Design Software	20,595	2.6
Food & Drug	16,467	2.1
Aerospace and Defense	9,779	1.2
Consumer Non-Durables	4,649	0.6
General Media and Content	2,162	0.3
Information Services (B2C)	2,008	0.3
Network Systems Management Software	1,906	0.2
Consumer Retail	1,799	0.2
Consumer Finance	1,123	0.1
Financial Software	811	0.1
Database Software	465	0.1
Commercial Services	435	0.1
Educational/Training Software	209	*
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Computer Hardware	121	*
Healthcare Services	49	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	*
Total portfolio company investments	$802,145	100.0%

_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.

	December 31, 2022
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Portfolio Company Investments
Consumer Products and Services	$166,626	17.6%
E-Commerce - Clothing and Accessories	131,855	13.9
Business Applications Software	95,772	10.1
Financial Institution and Services	70,083	7.4
Real Estate Services	63,961	6.7
Business/Productivity Software	56,070	5.9
Business Products and Services	49,447	5.2
Travel & Leisure	32,362	3.4
Security Services	31,657	3.3
Entertainment	28,657	3.0
Shopping Facilitators	28,406	3.0
Other Financial Services	24,029	2.5
Healthcare Technology Systems	23,347	2.5
Application Software	22,802	2.4
Multimedia and Design Software	20,174	2.1
Healthcare Services	20,074	2.1
Food & Drug	18,053	1.9
Consumer Finance	17,750	1.9
Database Software	13,702	1.4
E-Commerce - Personal Goods	13,161	1.4
Consumer Non-Durables	11,935	1.3
Consumer Retail	2,169	0.2
General Media and Content	2,162	0.2
Network Systems Management Software	1,925	0.2
Commercial Services	1,310	0.1
Financial Software	997	0.1
Aerospace and Defense	192	*
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Educational/Training Software	140	*
Computer Hardware	116	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	*
Total portfolio company investments	$949,276	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$719,328	98.5%	$822,438	96.4%
Revolver loans	8,240	1.1	29,888	3.5
Convertible notes	2,727	0.4	625	0.1
Total debt investments	$730,295	100.0%	$852,951	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 14.5% and 21.4% of our debt investments at fair value as of December 31, 2023 and 2022, respectively.

Investment Activity
During the year ended December 31, 2023, we entered into debt commitments with two new portfolio companies and eight existing portfolio companies totaling $31.5 million, funded debt investments to 23 portfolio companies for $125.3 million in principal value, acquired warrant investments representing $2.6 million of value, and made direct equity investments of $0.2 million. Debt investments funded during the year ended December 31, 2023 carried a weighted average annualized portfolio yield of 15.6%1 at origination.
During the year ended December 31, 2022, we entered into debt commitments with 34 new portfolio companies and 14 existing portfolio companies totaling $593.7 million, funded debt investments to 40 portfolio companies for $416.6 million in principal value, acquired warrant investments representing $5.9 million of value, and made direct equity investments of $6.1 million. Debt investments funded during the year ended December 31, 2022 carried a weighted average annualized portfolio yield of 14.2% at origination.
During the year ended December 31, 2023, we received $104.7 million of principal prepayments, $26.9 million of early repayments and $47.5 million of scheduled principal amortization.
During the year ended December 31, 2022, we received $200.1 million of principal prepayments, $40.6 million of early repayments (including refinancings) and $22.9 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
(in thousands)	2023	2022
Beginning portfolio at fair value	$949,276	$865,340
New debt investments, net(1)	122,654	407,587
Scheduled principal amortization	(47,461)	(22,910)
Principal prepayments and early repayments	(131,638)	(240,727)
Net amortization and accretion of premiums and discounts and end-of-term payments	11,773	13,903
Payment-in-kind coupon	11,648	6,320
New warrant investments	2,622	5,942
New equity investments	1,712	7,471
Proceeds from dispositions of investments	(4,807)	(12,542)
Net realized gains (losses) on investments	(75,769)	(43,483)
Net change in unrealized gains (losses) on investments	(37,865)	(37,625)
Ending portfolio at fair value	$802,145	$949,276
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
The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the years ended December 31, 2023 and 2022:

Commitments and Fundings (in thousands)	For the Year Ended December 31,
	2023	2022
Debt Commitments
New portfolio companies	$10,000	$455,173
Existing portfolio companies	21,529	138,524
Total(1)	$31,529	$593,697

Funded Debt Investments	$125,254	$416,562

Equity Investments	$202	$6,050

Non-Binding Term Sheets	$470,991	$1,950,218
_______________
(1)Includes backlog of potential future commitments, as applicable.
1 This yield excludes the impact of $2.0 million in short-term loans that were funded and repaid during the three months ended March 31, 2023, which carried a higher interest rate than our normal course investments, and the impact thereof on our weighted average adjusted annualized yield at origination for the period presented.

We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2023 and 2022, we did not have any backlog of potential future commitments.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$100,309	13.8%	7	$55,921	6.6%	3
White (2)	471,195	64.5	28	699,008	81.9	48
Yellow (3)	117,792	16.1	8	88,912	10.4	5
Orange (4)	40,091	5.5	5	9,110	1.1	1
Red (5)	908	0.1	1	—	—	—
	$730,295	100.0%	49	$852,951	100.0%	57
As of December 31, 2023 and 2022, the weighted average investment ranking of our debt investment portfolio was 2.14 and 2.06, respectively. During the three months ended December 31, 2023, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with an aggregate principal balance of $10.0 million was upgraded from White (2) to Clear (1); three portfolio companies with an aggregate principal balance of $55.5 million were downgraded from White (2) to Yellow (3); one portfolio company with a principal balance of $25.0 million was downgraded from White (2) to Orange (4); and one portfolio company with a principal balance of $6.0 million was downgraded from Yellow (3) to Orange (4). During the three months ended December 31, 2022, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: two portfolio companies with an aggregate principal balance of $43.9 million were downgraded from White (2) to Yellow (3).
As of December 31, 2023, we had investments in five portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $41.7 million and $29.0 million, respectively. As of December 31, 2022, we had an investment in one portfolio company which was on non-accrual status, with an aggregate cost and fair value of $29.5 million and $9.1 million, respectively.
Results of Operations
Set forth below is a comparison of the results of operations for the years ended December 31, 2023 and 2022. The comparison of the fiscal years ended December 31, 2022 and 2021 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference.

Comparison of operating results for the years ended December 31, 2023 and 2022
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the year ended December 31, 2023, our net decrease in net assets resulting from operations was $39.8 million, which was comprised of $73.8 million of net investment income and $113.6 million of net realized and unrealized losses. For the year ended December 31, 2022, our net decrease in net assets resulting from operations was $20.1 million, which was comprised of $63.6 million of net investment income and $83.6 million of net realized and unrealized losses. On a per share basis for the year ended December 31, 2023, net investment income was $2.07 per share and the net decrease in net assets from operations was $1.12 per share, as compared to net investment income of $1.94 per share and a net decrease in net assets from operations of $0.61 per share for the year ended December 31, 2022.
Investment Income
For the year ended December 31, 2023, total investment and other income was $137.5 million as compared to $119.4 million for the year ended December 31, 2022. The increase in total investment and other income for the year ended December 31, 2023, compared to the 2022 period, was primarily due to a greater weighted average principal amount outstanding on our income-bearing debt investment portfolio and higher investment yields.
For the year ended December 31, 2023, we recognized $4.2 million in other income consisting of $1.9 million due to the termination or expiration of unfunded commitments and $2.3 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the year ended December 31, 2022, we recognized $2.9 million in other income consisting of $0.2 million due to the termination or expiration of unfunded commitments and $2.7 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
Operating Expenses
Total operating expenses consist of our base management fee, income incentive fee, capital gains incentive fee, interest expense and amortization of fees, administration agreement expenses, and general and administrative expenses. We anticipate operating expenses would increase over time to the extent that our investment portfolio grows. However, we anticipate operating expenses, as a percentage of totals assets and net assets, would generally decrease over time to the extent that our portfolio and capital base expand. We expect that base management and income incentive fees would increase to the extent that we grow our asset base and our earnings. The capital gains incentive fee depends on realized gains and losses and unrealized losses. Interest expenses will generally increase as we borrow greater amounts under the Credit Facility, issue additional debt securities, and as interest rates increase. We generally expect expenses under the administration agreement and general and administrative expenses to increase over time to the extent that our investment portfolio grows, to meet the additional requirements associated with servicing a larger portfolio.
For the year ended December 31, 2023, total operating expenses were $63.7 million as compared to $55.9 million for the year ended December 31, 2022.
Base management fees for the years ended December 31, 2023 and 2022 totaled $17.9 million and $15.8 million, respectively. Base management fees increased during the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to an increase in the average size of our portfolio during the applicable periods used in the calculations.
There was no income incentive fee for the year ended December 31, 2023. Our income incentive fee for the year ended December 31, 2023 was reduced by $14.8 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of $14.8 million in net investment income. Income incentive fees totaled $6.7 million for the year ended December 31, 2022. Our income incentive fee for the year ended December 31, 2022 was reduced by $7.4 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of $7.4 million in net investment income.
There were no capital gains incentive fee expense for the years ended December 31, 2023 and 2022.
Interest expense and amortization of fees totaled $36.8 million and $26.8 million for the years ended December 31, 2023 and 2022, respectively. The increase during the year ended December 31, 2023, as compared to the year ended December 31, 2022, is primarily due to a greater weighted-average outstanding principal balance under the Credit Facility and an increase in interest rates.
Administration Agreement and general and administrative expenses totaled $9.0 million and $6.7 million for the years ended December 31, 2023 and 2022, respectively. The increase for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to higher excise tax and legal fee expenses.

Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the year ended December 31, 2023, we recognized net realized losses on investments of $75.8 million, resulting primarily from the write-off of investments in Hi.Q, Inc., Demain ES (d/b/a Luko), Untitled Labs, Inc., Mystery Tackle Box, Inc. (d/b/a Catch Co.) and VanMoof Global Holding B.V.
During the year ended December 31, 2022, we recognized net realized losses on investments of $46.0 million, primarily resulting from the disposition of investments in Medly Health Inc. and Pencil and Pixel, Inc.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the year ended December 31, 2023 was $37.9 million, consisting of $19.3 million of net unrealized losses on the existing debt investment portfolio and $21.4 million of net unrealized losses on the existing warrant and equity portfolio resulting from fair value adjustments, partially offset by $2.8 million of net unrealized gains from the reversal of previously recorded unrealized losses from investments realized during the year.
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
The following table shows the weighted average annualized portfolio yield on our debt investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Year Ended December 31,
	2023	2022
Weighted average portfolio yield on debt investments(2)	15.4%	14.7%
Coupon income	12.1%	10.8%
Accretion of discount	0.9%	0.8%
Accretion of end-of-term payments	1.7%	1.8%
Impact of prepayments during the period	0.7%	1.3%
_____________
(1)Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period. The calculation of weighted average portfolio yields on debt investments excludes any non-income producing debt investments, but includes debt investments on non-accrual status. The weighted average yields reported for these periods are annualized and reflect the weighted average yields to maturities.
(2)The weighted average portfolio yields on debt investments reflected above do not represent actual investment returns to our stockholders.
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
Total return based on NAV is the change in ending NAV per share plus distributions per share paid during the period assuming participation in our dividend reinvestment plan divided by the beginning NAV per share for such period. Total return based on stock price is the change in the ending stock price of our common stock plus distributions paid during the period assuming participation in our dividend reinvestment plan divided by the beginning stock price of our common stock for such period. For the year ended December 31, 2023, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was (10.3)% and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 20.6%. For the year ended December 31, 2022, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was (3.3)% and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was (33.7)%.

The table below shows our return on average total assets and return on average NAV for the years ended December 31, 2023 and 2022:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Year Ended December 31,
	2023	2022
Net investment income	$73,806	$63,555
Net increase (decrease) in net assets	$(39,821)	$(20,070)

Average net asset value(1)	$397,328	$438,165
Average total assets(1)	$986,315	$927,563

Net investment income to average net asset value	18.6%	14.5%
Net increase (decrease) in net assets to average net asset value	(10.0)%	(4.6)%

Net investment income to average total assets	7.5%	6.9%
Net increase (decrease) in net assets to average total assets	(4.0)%	(2.2)%
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
As of December 31, 2023, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented approximately 81.9% of our total assets, as compared to approximately 93.6% of our total assets as of December 31, 2022.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our valuation process.
Liquidity and Capital Resources
Set forth below is a discussion of our liquidity and capital resources as of and for the years ended December 31, 2023 and 2022. A discussion of our liquidity and capital resources as of and for the year ended December 31, 2021 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference.

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
Cash Flows
During the year ended December 31, 2023, net cash provided by operating activities, consisting primarily of principal payments and proceeds from investments, net of fundings and purchases of investments, and the items described in “Results of Operations,” was $106.1 million, and net cash provided by financing activities was $6.2 million due primarily to net borrowings under the Credit Facility of $40.0 million and $21.1 million in net proceeds from the issuance of shares of our common stock under the ATM Program, primarily offset by $54.9 million in distributions paid on our common stock. As of December 31, 2023, cash and cash equivalents, including restricted cash, was $171.6 million.
During the year ended December 31, 2022, net cash used in operating activities, consisting primarily of fundings and purchases of investments, net of principal payments and proceeds from investments, and the items described in “Results of Operations,” was $100.9 million, and net cash provided by financing activities was $101.1 million due primarily to the issuance of the 2027 Notes and proceeds received from our August 2022 public follow-on offering of common stock, offset primarily by net repayments under the Credit Facility of $25.0 million and $49.6 million in distributions paid on our common stock. As of December 31, 2022, cash and cash equivalents, including restricted cash, was $59.3 million.
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
Credit Facility
As of December 31, 2023, we had $350 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on May 31, 2024, and the maturity date of the Credit Facility is November 30, 2025 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of December 31, 2023 and 2022, we had outstanding borrowings under the Credit Facility of $215.0 million and $175.0 million, respectively, excluding deferred credit facility costs of $2.7 million and $4.1 million, respectively, which is included in the consolidated statements of assets and liabilities. We had 135.0 million and $175.0 million of remaining capacity on our Credit Facility as of December 31, 2023 and 2022, respectively.
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
As of December 31, 2023 and 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.7 million and $69.5 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2025 Notes.
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
As of December 31, 2023 and 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $199.0 million and $198.6 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.
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
As of December 31, 2023 and 2022, we have recorded in the consolidated statements of assets and liabilities our liability for the 2027 Notes, net of deferred issuance costs, of $124.1 million and $123.8 million. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2027 Notes.
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
As of December 31, 2023, $28.3 million in shares remained available for sale under the ATM Program.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2023, our asset coverage for borrowed amounts was 157%.

Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of December 31, 2023:

Payments Due By Period (in thousands)	December 31, 2023
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$215,000	$—	$215,000	$—	$—
2025 Notes	70,000	—	70,000	—	—
2026 Notes	200,000	—	200,000	—	—
2027 Notes	125,000	—	—	125,000	—
Total	$610,000	$—	$485,000	$125,000	$—
Senior Securities
Information about our senior securities is shown in the following table as of each of the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014. The report of Deloitte & Touche LLP, an independent registered public accounting firm, on the Senior Securities table as of December 31, 2023, is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility
As of December 31, 2023	$215,000	$4.45	—	N/A
As of December 31, 2022	$175,000	$5.66	—	N/A
As of December 31, 2021	$200,000	$4.52	—	N/A
As of December 31, 2020	$118,000	$5.62	—	N/A
As of December 31, 2019	$262,300	$2.55	—	N/A
As of December 31, 2018	$23,000	$18.79	—	N/A
As of December 31, 2017	$67,000	$5.62	—	N/A
As of December 31, 2016	$115,000	$3.34	—	N/A
As of December 31, 2015	$18,000	$16.81	—	N/A
As of December 31, 2014	$118,000	$2.23	—	N/A
6.75% Notes due 2020(5)
As of December 31, 2023	$—	$—	—	N/A
As of December 31, 2022	$—	$—	—	N/A
As of December 31, 2021	$—	$—	—	N/A
As of December 31, 2020	$—	$—	—	N/A
As of December 31, 2019	$—	$—	—	N/A
As of December 31, 2018	$—	$—	—	N/A
As of December 31, 2017	$—	$—	—	N/A
As of December 31, 2016	$54,625	$7.03	—	$25.25
As of December 31, 2015	$54,625	$5.54	—	$25.13
5.75% Notes due 2022(5)
As of December 31, 2023	$—	$—	—	N/A
As of December 31, 2022	$—	$—	—	N/A
As of December 31, 2021	$—	$—	—	N/A
As of December 31, 2020	$74,750	$8.87	—	$24.37
As of December 31, 2019	$74,750	$8.96	—	$25.60
As of December 31, 2018	$74,750	$5.78	—	$25.24
As of December 31, 2017	$74,750	$5.04	—	$25.46
4.50% Notes due 2025(5)
As of December 31, 2023	$70,000	$13.66	—	N/A
As of December 31, 2022	$70,000	$14.14	—	N/A
As of December 31, 2021	$70,000	$12.92	—	N/A
As of December 31, 2020	$70,000	$9.47	—	N/A
4.50% Notes due 2026(5)
As of December 31, 2023	$200,000	$4.78	—	N/A
As of December 31, 2022	$200,000	$4.95	—	N/A
As of December 31, 2021	$200,000	$4.52	—	N/A
5.00% Notes due 2027(5)
As of December 31, 2023	$125,000	$7.65	—	N/A
As of December 31, 2022	$125,000	$7.92	—	N/A
Total Senior Securities
As of December 31, 2023	$610,000	$1.57	—	N/A
As of December 31, 2022	$570,000	$1.74	—	N/A
As of December 31, 2021	$470,000	$1.92	—	N/A
As of December 31, 2020	$262,750	$2.52	—	N/A
As of December 31, 2019	$337,050	$1.99	—	N/A
As of December 31, 2018	$97,750	$4.42	—	N/A
As of December 31, 2017	$141,750	$2.66	—	N/A
As of December 31, 2016	$169,625	$2.26	—	N/A
As of December 31, 2015	$72,625	$4.17	—	N/A
As of December 31, 2014	$118,000	$2.23	—	N/A
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
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2023 and 2022, our unfunded commitments totaled $118.1 million and $324.0 million, respectively, of which $29.2 million and $88.9 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.

The following table shows our unfunded commitments by portfolio company as of December 31, 2023 and 2022:

Unfunded Commitments(1) (in thousands)	December 31, 2023	December 31, 2022
Overtime Sports Inc.	$22,858	$22,857
Corelight, Inc.	20,000	30,000
Activehours, Inc. (d/b/a Earnin)	15,000	10,000
McN Investments Ltd.	15,000	8,000
Savage X, Inc.	12,500	12,500
Frubana Inc.	8,790	25,000
Minted, Inc.	8,500	5,100
NewStore Inc.	5,000	5,000
Foodology Inc.	3,720	7,976
Tempus Ex Machina, Inc.	3,000	—
JOKR S.à r.l.	1,499	1,499
Substack Inc.	1,000	1,000
Pair EyeWear, Inc.	1,000	1,000
Forum Brands Inc.	244	—
Quick Commerce Ltd	—	4,000
Avantstay, Inc.	—	10,000
Open Space Labs, Inc.	—	1,000
True Footage Inc.	—	1,417
Athletic Greens (USA) Inc.	—	20,000
Found Health, Inc.	—	20,000
Jerry Services, Inc.	—	15,000
LeoLabs, Inc.	—	15,000
Loft Orbital Solutions Inc.	—	10,000
Kalderos, Inc.	—	13,000
RenoRun US Inc.	—	12,750
The Aligned Company (f/k/a Thingy Thing Inc.)	—	12,000
Lower Holding Company	—	12,000
Vial Health Technology Inc.	—	10,000
Merama Inc.	—	9,718
Mynd Management, Inc.	—	5,000
Don't Run Out, Inc.	—	5,000
Homeward, Inc.	—	5,000
FlashParking, Inc.	—	3,490
Baby Generation, Inc.	—	2,500
Flo Health, Inc.	—	2,167
Medly Health Inc.	—	2,036
Belong Home, Inc.	—	1,000
Dia Styling Co.	—	1,000
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	—	1,000
Total	$118,111	$324,010
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.

The following table shows additional information on our unfunded commitments regarding milestones and expirations as of December 31, 2023 and 2022:

Unfunded Commitments(1) (in thousands)	December 31, 2023	December 31, 2022
Dependent on milestones	$29,220	$88,917
Expiring during:
2023	$—	$224,053
2024	86,754	72,000
2025	31,357	27,957
Unfunded commitments	$118,111	$324,010
_______________
(1)Does not include backlog of potential future commitments.
As of December 31, 2023, our unfunded commitments to 14 companies totaled $118.1 million. During the year ended December 31, 2023, $112.2 million in unfunded commitments expired or were terminated.
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of December 31, 2023 and 2022, the fair value for these unfunded commitments totaled $1.6 million and $5.5 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
Distributions
We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a non-deductible 4% U.S. federal excise tax on certain of our undistributed income, we would need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2023 and 2022, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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

The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to December 31, 2023. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2023, 2022, 2018 and 2017 distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
			Total cash distributions	$14.65
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.

For the year ended December 31, 2023, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 71.6% of total distributions paid. As of December 31, 2023, we had estimated undistributed taxable earnings from net investment income of $41.5 million, or $1.10 per share.
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
Recent Developments
Distribution
On February 27, 2024, the Board declared a $0.40 per share regular quarterly distribution, payable on March 29, 2024 to stockholders of record on March 14, 2024.
Recent Portfolio Activity
From January 1, 2024 through March 5, 2024, we closed $10.0 million of additional debt commitments and funded $12.4 million in new investments. TPC’s direct originations platform entered into $93.6 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.
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
As of December 31, 2023, approximately 60.1%, or $467.3 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all of which have interest rate floors of 3.25% or higher. All of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it goes above the interest rate floor; however, our 2025 Notes, 2026 Notes and 2027 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement (as modified by the First Supplement with respect to the 2026 Notes and the Second Supplement with respect to the 2027 Notes)) occurs).

As of December 31, 2023, our floating rate borrowings totaled $215.0 million, which represented 35.2% of our outstanding debt. As of December 31, 2023, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of December 31, 2023 was 8.50%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings under the Credit Facility, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of December 31, 2023. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of December 31, 2023, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2023 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$12,978	$(6,450)	$6,528
Up 200 basis points	$8,652	$(4,300)	$4,352
Up 100 basis points	$4,326	$(2,150)	$2,176
Up 50 basis points	$2,163	$(1,075)	$1,088
Down 50 basis points	$(2,113)	$1,075	$(1,038)
Down 100 basis points	$(4,188)	$2,150	$(2,038)
Down 200 basis points	$(8,111)	$4,300	$(3,811)
Down 300 basis points	$(11,587)	$6,450	$(5,137)
This analysis is indicative of the potential impact on our investment income as of December 31, 2023, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after December 31, 2023 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of December 31, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of December 31, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
TriplePoint Venture Growth BDC Corp.
Menlo Park, California
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Venture Growth BDC Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended December 31, 2023, the consolidated financial highlights for each of the five years in the period ended December 31 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the financial highlights for each of the five years in the period ended December 31 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023, and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
•We tested the effectiveness of controls over management’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.
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
March 6, 2024
We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
TriplePoint Venture Growth BDC Corp.
Menlo Park, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TriplePoint Venture Growth BDC Corp. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 6, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
San Francisco, California
March 6, 2024

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value (amortized cost of $850,142 and $959,407, respectively)	$802,145	$949,276
Cash and cash equivalents	153,328	51,489
Restricted cash	18,254	7,771
Deferred credit facility costs	2,714	4,128
Prepaid expenses and other assets	2,384	1,869
Total assets	$978,825	$1,014,533

Liabilities
Revolving Credit Facility	$215,000	$175,000
2025 Notes, net	69,738	69,543
2026 Notes, net	199,041	198,598
2027 Notes, net	124,117	123,839
Base management fee payable	4,490	4,203
Income incentive fee payable	—	—
Other accrued expenses and liabilities	20,133	23,410
Total liabilities	$632,519	$594,593
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	376	353
Paid-in capital in excess of par value	492,934	470,572
Total distributable earnings (loss)	(147,004)	(50,985)
Total net assets	$346,306	$419,940
Total liabilities and net assets	$978,825	$1,014,533

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	37,620	35,348
Net asset value per share	$9.21	$11.88

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2023	2022	2021
Investment income
Interest income from investments	$121,601	$110,253	$74,852
Payment-in-kind interest income	11,648	6,320	7,977
Other income
Expirations/terminations of unfunded commitments	1,895	160	972
Other fees	2,346	2,691	3,591
Total investment and other income	137,490	119,424	87,392

Operating expenses
Base management fee	17,893	15,753	12,513
Income incentive fee	—	6,651	10,276
Interest expense and amortization of fees	36,795	26,761	17,373
Administration Agreement expenses	2,293	2,258	2,000
General and administrative expenses	6,703	4,446	4,126
Total operating expenses	63,684	55,869	46,288

Net investment income	73,806	63,555	41,104

Net realized and unrealized gains/(losses)
Net realized gains (losses) on investments	(75,762)	(46,000)	(20,001)
Net change in unrealized gains (losses) on investments	(37,865)	(37,625)	56,136
Net realized loss on extinguishment of debt	—	—	(681)
Net realized and unrealized gains/(losses)	(113,627)	(83,625)	35,454

Net increase (decrease) in net assets resulting from operations	$(39,821)	$(20,070)	$76,558

Per share information (basic and diluted)
Net investment income per share	$2.07	$1.94	$1.33
Net increase (decrease) in net assets per share	$(1.12)	$(0.61)	$2.47
Weighted average shares of common stock outstanding	35,706	32,690	30,936

Regular distributions declared per share	$1.60	$1.45	$1.44
Special distributions declared per share	—	0.10	—
Total distributions declared per share	$1.60	$1.55	$1.44

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of December 31, 2020	30,871	$309	$412,514	$(12,388)	$400,435
Net increase (decrease) in net assets resulting from operations	—	—	—	76,558	76,558
Distributions reinvested in common stock	140	1	2,041	—	2,042
Distributions from distributable earnings	—	—	—	(44,544)	(44,544)
Tax reclassification	—	—	(337)	337	—
Balance as of December 31, 2021	31,011	$310	$414,218	$19,963	$434,491
Net increase (decrease) in net assets resulting from operations	—	—	—	(20,070)	(20,070)
Issuance of common stock, net	4,162	42	55,070	—	55,112
Distributions reinvested in common stock	175	1	2,010	—	2,011
Distributions from distributable earnings	—	—	—	(51,604)	(51,604)
Tax reclassification	—	—	(726)	726	—
Balance as of December 31, 2022	35,348	$353	$470,572	$(50,985)	$419,940
Net increase (decrease) in net assets resulting from operations	—	—	—	(39,821)	(39,821)
Issuance of common stock, net	2,018	20	21,087	—	21,107
Distributions reinvested in common stock	254	3	2,688	—	2,691
Distributions from distributable earnings	—	—	—	(57,611)	(57,611)
Tax reclassification	—	—	(1,413)	1,413	—
Balance as of December 31, 2023	37,620	$376	$492,934	$(147,004)	$346,306

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(39,821)	$(20,070)	$76,558
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(126,988)	(421,000)	(417,366)
Principal payments and proceeds from investments	183,906	276,179	238,342
Payment-in-kind interest on investments	(11,648)	(6,320)	(7,977)
Net change in unrealized (gains) losses on investments	37,865	37,625	(56,136)
Net realized (gains) losses on investments	75,762	46,000	20,001
Amortization and (accretion) of premiums and discounts, net	(2,468)	(10,413)	(6,554)
(Accretion) reduction of end-of-term payments, net of prepayments	(9,300)	(6,006)	(1,872)
Amortization of debt fees and issuance costs	2,345	2,035	1,955
Net realized loss on extinguishment of debt	—	—	681
Change in operating assets and liabilities:
Prepaid expenses and other assets	(515)	(856)	888
Base management fee payable	287	938	198
Income incentive fee payable	—	(3,227)	445
Payable to directors and officers	—	—	—
Other accrued expenses and liabilities	(3,277)	4,226	6,158
Net cash (used in) provided by operating activities	106,148	(100,889)	(144,679)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	370,000	299,000	306,000
Repayments under revolving credit facility	(330,000)	(324,000)	(224,000)
Distributions paid	(54,920)	(49,594)	(45,588)
Deferred credit facility costs	—	(3,114)	(269)
Proceeds from issuance of 2027 Notes	—	125,000	—
Debt issuance costs	(13)	(1,402)	—
Proceeds from issuance of 2026 Notes	—	—	200,000
Debt issuance costs of 2026 Notes	—	—	(2,214)
Repayment of 2022 Notes	—	—	(74,750)
Debt extinguishment costs	—	—	(30)
Proceeds from the issuance of common stock, net	21,107	55,112	—
Net cash provided by (used in) financing activities	6,174	101,002	159,149
Net change in cash, cash equivalents and restricted cash	112,322	113	14,470
Cash, cash equivalents and restricted cash at beginning of period	59,260	59,147	44,677
Cash, cash equivalents and restricted cash at end of period	$171,582	$59,260	$59,147

	For the Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$153,328	$51,489	$51,272
Restricted cash	18,254	7,771	7,875
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$171,582	$59,260	$59,147

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$34,336	$21,259	$13,252
Distributions reinvested	$2,691	$2,010	$2,042
Excise tax paid	$726	$337	$478

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	5/17/2022	$8,333	$8,292	$8,292	5/31/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	7/21/2022	8,750	8,666	8,666	7/31/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	9/30/2022	5,750	5,670	5,670	9/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	2/6/2023	2,167	2,170	2,170	2/28/2025
Total Application Software - 7.16%*			25,000	24,798	24,798

Aerospace and Defense
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	11/21/2023	1,000	973	973	11/30/2027
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	4,000	3,884	3,884	12/31/2027
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	5,000	4,855	4,855	12/31/2027
Total Aerospace and Defense - 2.80%*			10,000	9,712	9,712

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	3,654	3,821	3,793	12/31/2024
	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)	5/6/2022	11,000	11,216	10,987	11/30/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	6/29/2022	7,000	7,046	6,924	12/31/2026
			21,654	22,083	21,704
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	20,000	20,944	20,986	6/30/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.50% EOT payment)	1/21/2022	347	360	361	7/31/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.50% EOT payment)(2)	12/28/2023	1,209	1,210	1,213	7/31/2024
			21,556	22,514	22,560
Farmer's Business Network, Inc.	Convertible Note (15.00% interest rate)(2)	9/28/2023	14	14	14	9/27/2025
Uniphore Technologies Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	3,599	3,833	3,824	6/30/2024
	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	3,599	3,833	3,824	6/30/2024
			7,198	7,666	7,648
Total Business Applications Software - 14.99%*			50,422	52,277	51,926

Business Products and Services
Quick Commerce Ltd(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)	5/4/2022	21,000	21,396	20,443	5/31/2025
	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	10/19/2023	2,000	1,944	1,861	5/31/2025
			23,000	23,340	22,304
RenoRun US Inc.(1)(3)(7)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)(2)	12/30/2021	174	85	360	12/31/2025
Total Business Products and Services - 6.54%*			23,174	23,425	22,664

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/6/2021	$2,781	$2,793	$2,759	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/21/2021	438	453	447	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	8/10/2021	525	542	535	8/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	10/6/2021	2,430	2,501	2,465	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	1,578	1,618	1,594	11/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	4,233	4,341	4,277	11/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	1,414	1,447	1,430	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	540	553	546	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	95	97	96	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	3,060	3,120	3,082	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	1,166	1,178	1,161	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	439	443	437	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	2,850	2,832	2,785	3/31/2026
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	5,130	5,079	4,992	4/30/2026
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	306	302	296	6/30/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	300	289	289	10/31/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	2,282	2,192	2,192	11/30/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	174	167	167	12/31/2026
	Growth Capital Loan(8)	12/27/2023	2,179	2,179	1,573	12/31/2026
			31,920	32,126	31,123
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK interest, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	28,284	28,646	28,859	3/31/2027
Total Business/Productivity Software - 17.32%*			60,204	60,772	59,982

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Revolver (Prime + 4.25% interest rate, 11.75% floor)(2)	12/30/2022	—	—	—	12/30/2025
Total Consumer Finance - 0.00%*			—	—	—

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	12/30/2021	1,000	1,038	1,038	6/30/2025
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)	10/31/2022	927	960	960	10/31/2025
			1,927	1,998	1,998
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)	11/3/2022	2,250	2,211	340	10/31/2023
	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)	11/3/2022	1,500	1,493	227	10/31/2023
	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)	11/3/2022	2,250	2,230	340	10/31/2023
			6,000	5,934	907
Total Consumer Non-Durables - 0.84%*			7,927	7,932	2,905

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Avantstay, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 5.50% EOT payment)	3/20/2023	$1,920	$1,913	$1,913	3/31/2026
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)	4/17/2023	648	642	642	4/30/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	6/15/2023	412	407	407	6/30/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	8/9/2023	954	938	938	8/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	9/1/2023	668	656	656	8/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	12/29/2023	426	400	400	8/31/2027
			5,028	4,956	4,956
Baby Generation, Inc.	Growth Capital Loan (Prime +7.50% interest rate, 10.75% floor, 8.00% EOT payment)(2)	1/26/2022	1,875	1,953	1,961	1/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	625	641	644	12/31/2024
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	2,187	2,215	2,225	3/31/2025
			4,687	4,809	4,830
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)	7/5/2022	12,500	12,693	10,337	7/31/2025
	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)	10/21/2022	12,500	12,624	9,771	10/31/2025
			25,000	25,317	20,108
Frubana Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.75% floor, 5.00% EOT payment)(2)	1/25/2023	210	209	209	1/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 10.00% floor, 6.00% EOT payment)(2)	4/3/2023	8,000	8,024	8,024	4/30/2025
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 7.50% EOT payment)(2)	10/3/2023	8,000	7,860	7,860	10/31/2026
			16,210	16,093	16,093
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	174	181	181	4/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	446	462	462	5/31/2025
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	2,954	3,068	3,068	5/31/2025
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	2,976	2,952	2,952	4/30/2026
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	1,280	1,269	1,269	4/30/2026
			7,830	7,932	7,932
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 7.75% EOT payment)	8/12/2021	5,298	5,542	5,413	8/31/2025
	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 6.00% EOT payment)	5/26/2022	7,000	7,103	6,961	5/31/2025
			12,298	12,645	12,374
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,350	3,570	3,464	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	6,700	7,092	6,882	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	7,475	7,889	7,618	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	7,475	7,885	7,614	2/28/2025
			25,000	26,436	25,578

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

JOKR S.à r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	$2,890	$2,901	$2,847	11/30/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	8/17/2022	1,000	1,006	991	8/31/2026
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	11/2/2021	501	505	500	7/31/2024
			4,391	4,412	4,338
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	8,000	8,047	7,872	12/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 8.25% PIK interest, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	5,598	4,904	4,620	12/31/2026
	Growth Capital Loan (Prime + 8.25% PIK interest, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	3,140	2,733	2,747	12/31/2026
			8,738	7,637	7,367
Outdoor Voices, Inc.(7)	Growth Capital Loan (5.50% interest rate, 11.25% EOT payment)	2/26/2019	4,000	4,347	1,437	10/31/2033
	Growth Capital Loan (5.50% interest rate, 11.25% EOT payment)	4/4/2019	2,000	2,163	719	10/31/2033
			6,000	6,510	2,156
Project 1920, Inc.(7)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	1,927	1,973	1,080	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	2,100	2,142	1,177	3/25/2024
			4,027	4,115	2,257
MA Micro Limited(1)(3)	Convertible Note(2)(8)	12/31/2023	4,166	2,713	2,713	12/31/2028
	Growth Capital Loan (2)(8)	12/31/2023	4,166	1,442	1,442	12/31/2026
	Growth Capital Loan (2)(8)	12/31/2023	1,389	1,186	1,186	12/31/2028
			9,721	5,341	5,341
Total Consumer Products and Services - 35.00%*			136,930	134,250	121,202

E-Commerce - Clothing and Accessories
Dia Styling Co.	Growth Capital Loan (Prime + 4.75% interest rate, 13.25% floor, 8.25% EOT payment)	6/30/2022	5,000	5,230	5,164	6/30/2025
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.75% EOT payment)	9/29/2021	16,917	16,562	16,562	11/30/2027
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	16,500	16,771	16,771	6/30/2027
	Revolver (Prime + 6.50% interest rate, 10.00% floor)(2)	6/15/2022	—	—	—	6/15/2025
			16,500	16,771	16,771
Outfittery GMBH(1)(3)	Growth Capital Loan (11.00% PIK interest, 14.73% EOT payment)(2)	1/1/2021	24,493	27,137	25,059	1/1/2025
	Revolver (9.00%PIK interest, 7.53% EOT payment)(2)	1/1/2021	4,106	4,290	4,157	1/1/2025
	Revolver (9.00% PIK interest, 9.00% EOT payment)(2)	12/28/2022	2,328	2,406	2,406	1/1/2025
			30,927	33,833	31,622
TFG Holding, Inc.(7)	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	10,500	11,004	10,034	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	7,000	7,018	6,728	12/31/2024
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	3/31/2022	7,000	7,002	6,508	9/30/2025
			24,500	25,024	23,270
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	19,500	20,484	20,484	11/30/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	3,000	3,034	3,034	12/31/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	5,500	5,638	5,638	12/31/2025
			28,000	29,156	29,156
Total E-Commerce - Clothing and Accessories - 35.39%*			121,844	126,576	122,545

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	$4,168	$4,396	$4,373	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	1,951	2,056	2,045	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	4,163	4,361	4,331	8/31/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	2/17/2023	9,692	9,693	9,533	8/31/2025
Total E-Commerce - Personal Goods - 5.86%*			19,974	20,506	20,282

Entertainment
Luminary Roli Limited(1)(3)	Growth Capital Loan(2)(8)	8/31/2021	35,492	29,530	10,229	8/31/2026
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	20,591	20,591	17,326	3/31/2024
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,412	1,412	1,297	3/31/2024
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,317	1,317	1,210	3/31/2024
			23,320	23,320	19,833
Total Entertainment - 8.68%*			58,812	52,850	30,062

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (8.00% cash interest rate + 6.28% PIK interest, 14.28% floor)(2)	12/31/2020	34,166	33,843	33,709	12/31/2025
Total Financial Institution and Services - 9.73%*			34,166	33,843	33,709

Financial Software
Synapse Financial Technologies, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.75% floor, 4.00% EOT payment)	7/29/2022	811	821	811	7/31/2025
Total Financial Software - 0.23%*			811	821	811

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	15,000	16,185	15,941	12/31/2024
Total Food & Drug - 4.60%*			15,000	16,185	15,941

Healthcare Technology Systems
Kalderos, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/14/2023	1,200	1,179	1,179	6/30/2026
	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/21/2023	1,800	1,768	1,768	6/30/2026
	Growth Capital Loan (Prime + 4.50% interest rate, 10.75% floor, 7.25% EOT payment)	3/21/2023	10,000	10,024	10,024	9/30/2026
			13,000	12,971	12,971
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)(2)	7/14/2023	5,000	4,847	4,847	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 11.00% floor, 6.00% EOT payment)	12/30/2022	20,000	20,176	20,176	12/31/2025
	Growth Capital Loan (Prime + 4.75% PIK interest, 11.00% floor, 6.00% EOT payment)	6/12/2023	21,535	21,777	21,777	6/12/2027
	Growth Capital Loan (Prime + 4.75% PIK interest, 11.00% floor, 6.00% EOT payment)(2)	6/14/2023	1,620	1,593	1,593	6/12/2027
			43,155	43,546	43,546
Total Healthcare Technology Systems - 17.72%*			61,155	61,364	61,364

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)		Fair Value	Maturity Date

Information Services (B2C)
Tempus Ex Machina, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.25% EOT payment)	5/4/2023	$1,000	$1,002		$1,002	2/28/2027
	Growth Capital Loan (Prime + 5.25% interest rate, 11.25% floor, 5.50% EOT payment)	5/4/2023	1,000	997		997	5/31/2027
Total Information Services (B2C) - 0.58%*			2,000	1,999	—	1,999

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	20,000	19,968		19,968	3/31/2027
Total Multimedia and Design Software - 5.77%*			20,000	19,968		19,968

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)	6/13/2022	10,000	10,250		10,036	9/30/2025
	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)	3/17/2023	10,000	9,995		9,951	6/30/2026
			20,000	20,245		19,987
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,915		6,125	3/8/2026
Total Other Financial Services - 7.54%*			27,035	27,160		26,112

Real Estate Services
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	10,000	10,418		10,049	6/30/2026
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)	12/30/2022	5,000	5,035		4,989	12/31/2024
			15,000	15,453		15,038
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)	5/25/2022	6,000	6,188		6,188	5/31/2025
	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)	12/27/2022	4,000	4,027		4,027	12/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 13.50% floor, 4.00% EOT payment)(2)	6/29/2023	10,000	9,972		9,972	12/31/2025
			20,000	20,187		20,187

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	$250	$258	$256	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	822	813	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	227	225	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	109	108	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	455	450	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	215	213	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	156	154	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,409	1,395	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	780	772	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	175	173	1/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	115	119	118	2/28/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	307	304	3/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	1,109	1,135	1,119	4/30/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	991	1,010	996	4/30/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2022	216	221	217	5/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	7/19/2022	200	201	198	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	7/19/2022	100	101	100	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	150	150	147	12/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	361	360	354	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/5/2022	565	562	552	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	5/23/2023	240	236	231	5/31/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	5/23/2023	434	427	418	5/31/2026
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2023	720	710	694	5/31/2026
			9,976	10,145	10,007
Total Real Estate Services - 13.06%*			44,976	45,785	45,232

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	12/30/2021	27,500	28,977	28,977	6/30/2024
Total Shopping Facilitators - 8.37%*			27,500	28,977	28,977

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	10/30/2019	20,000	20,673	20,093	1/31/2027
	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	3/27/2020	10,000	10,299	10,011	1/31/2027
Total Travel & Leisure - 8.69%*			30,000	30,972	30,104

Total Debt Investments - 210.88%*			$776,930	$780,172	$730,295

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Aerospace and Defense
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	22,488	192	67
Total Aerospace and Defense - 0.02%*				192	67

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock	5/10/2022	14,536	123	172
Total Application Software - 0.05%*				123	172

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	240
	Preferred Stock	6/29/2022	27,714	164	72
				302	312
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	23
Envoy, Inc.	Preferred Stock(2)	5/8/2020	358,930	82	208
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	24
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	253
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	1,295
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,160	102	102
NewStore Inc.	Preferred Stock(2)	11/16/2022	48,941	18	12
OneSource Virtual, Inc.	Preferred Stock(2)	6/25/2018	70,773	161	168
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018		213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	100
Total Business Applications Software - 0.94%*				2,198	3,248

Business Products and Services
Cart.com, Inc.	Common Stock(2)	12/30/2021	32,731	477	640
	Preferred Stock(2)	3/31/2022	4,532	25	51
				502	691
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	227
Quick Commerce Ltd(1)(3)	Preferred Stock	5/4/2022	1,390,448	311	111
Substack Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Total Business Products and Services - 0.30%*				1,016	1,035

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock	7/6/2021	49,892	626	738
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	87,385	87	523
Total Business/Productivity Software - 0.36%*				713	1,261

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	67
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*				120	178

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*				188	188

Computer Hardware
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	52,773	183	121
Total Computer Hardware - 0.03%*				183	121

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	10/8/2020	108,468	$346	$703
The Aligned Company (f/k/a Thingy Thing Inc.)	Preferred Stock(2)	10/21/2021	5,855	17	191
	Preferred Stock(2)	4/1/2022	163	2	2
				19	193
Total Consumer Finance - 0.26%*				365	896

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	2,262	85	84
Don't Run Out, Inc.	Preferred Stock	12/30/2021	42,929	30	13
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Preferred Stock(2)	11/27/2019	98,723	73	407
Total Consumer Non-Durables - 0.15%*				188	504

Consumer Products and Services
AvantStay, Inc.	Common Stock	12/12/2022	24,495	151	199
Baby Generation, Inc.	Common Stock(2)	1/26/2022	33,964	25	25
everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	25	25
Flink SE(1)(3)	Preferred Stock	4/13/2022	178	339	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	26,619	116	86
Frubana Inc.(1)(3)	Preferred Stock(2)	9/30/2022	15,987	334	239
Good Eggs, Inc.	Preferred Stock	8/12/2021	154,633	401	22
Hydrow, Inc.	Common Stock	2/9/2021	150,561	143	—
	Preferred Stock	8/6/2021	53,903	89	—
				232	—
JOKR S.à r.l.(1)(3)	Preferred Stock	7/24/2023	8,120	275	44
Lower Holding Company	Preferred Stock	12/28/2022	146,431	189	26
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/2/2022	894,182	1,258	1,107
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	7
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	41,140	23	—
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	93	14
The Black Tux, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	460
Total Consumer Products and Services - 0.95%*				4,429	3,281

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	128
Savage X, Inc.	Preferred Stock(2)	4/7/2020	28,977	471	617
Total Consumer Retail - 0.22%*				639	745

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021		190	465
Total Database Software - 0.13%*				190	465

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	463
	Common Stock	9/29/2023	117,338	375	375
				1,315	838
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	249
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017		1,850	1,109
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	—
	Common Stock(2)	11/25/2015	149,203	1,081	—
				1,294	—

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	$41	$70
TFG Holding, Inc.	Common Stock	11/30/2020	229,330	762	—
Trendly, Inc.	Preferred Stock	5/27/2021	574,742	381	914
	Preferred Stock	6/7/2022	57,924	44	69
				425	983
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018		39	57
Total E-Commerce - Clothing and Accessories - 0.95%*				6,242	3,306

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)	4/2/2018	62,128	219	4
	Common Stock(2)	5/22/2019	25,664	228	—
				447	4
Merama Inc.	Preferred Stock	4/28/2021	191,274	406	1,502
Total E-Commerce - Personal Goods - 0.43%*				853	1,506

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	—
Total Entertainment - 0.00%*				922	—

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	609
Revolut Ltd(1)(3)	Ordinary Shares(2)	4/16/2018	6,253	40	1,504
	Ordinary Shares(2)	10/29/2019	7,945	324	1,639
				364	3,143
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	1,050
	Preferred Stock(2)	12/23/2015	46,548	136	324
				518	1,374
Total Financial Institution and Services - 1.74%*				2,112	6,035

Financial Software
Synapse Financial Technologies, Inc.	Nonvoting Stock	7/29/2022	3,913	23	—
Total Financial Software - 0.00%*				23	—

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	437	34
	Cash Exit Fee(5)	12/28/2018		129	123
Total Food & Drug - 0.05%*				566	157

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	33,510	70	70
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	625	1,092
Total General Media and Content - 0.34%*				695	1,162

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	22	16
Vial Health Technology, Inc.	Preferred Stock(2)	12/14/2022	48,889	33	33
Total Healthcare Services - 0.01%*				55	49

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	24
Kalderos, Inc.	Preferred Stock	12/27/2022	73,606	167	92
K Health, Inc.	Common Stock(2)	7/14/2023	61,224	187	187
Thirty Madison, Inc.	Preferred Stock	12/30/2022	167,494	445	451
Total Healthcare Technology Systems - 0.22%*				857	754

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Information Services (B2C)
Tempus Ex Machina, Inc.	Preferred Stock	5/1/2023	11,974	$9	$9
Total Information Services (B2C) - 0.00%*				9	9

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	183,642	309	360
Open Space Labs, Inc.	Preferred Stock(2)	11/15/2022	2,954	7	4
Total Multimedia and Design Software - 0.11%*				316	364

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	106
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	441
Corelight, Inc.	Common Stock(2)	9/29/2022	45,977	235	202
Total Network Systems Management Software - 0.22%*				421	749

Other Financial Services
Jerry Services, Inc.	Preferred Stock	6/13/2022	41,936	169	100
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	446
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	235
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	1,488,450	223	588
Total Other Financial Services - 0.40%*				877	1,369

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	89
	Preferred Stock(2)	11/5/2020	55,326	76	61
				120	150
Homeward, Inc.	Preferred Stock	12/10/2021	71,816	211	33
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	37,485	295	116
Mynd Management, Inc.	Preferred Stock	5/25/2022	26,765	19	18
Sonder Holdings Inc.	Common Stock(2)	12/28/2018	10,024	232	—
	Common Stock(2)	3/4/2020	1,049	42	—
				274	—
True Footage Inc.	Preferred Stock	11/24/2021	88,762	147	282
Total Real Estate Services - 0.18%*				1,072	614

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	12/30/2021	36,450	169	80
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	139
Total Shopping Facilitators - 0.06%*				211	219

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock	9/18/2019	12,027	362	405
	Preferred Stock	8/26/2022	24,066	996	1,032
Total Travel & Leisure - 0.41%*				1,358	1,437

Total Warrant Investments - 8.68%*				$27,561	$30,055

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$174
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	107
Envoy, Inc.	Preferred Stock(2)	12/30/2021	212,160	667	541
FlashParking, Inc.	Preferred Stock(2)	7/19/2022	33,116	455	446
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	277
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	860	28	13
	Preferred Stock(2)	9/28/2023	4,181	138	12
				166	25
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	287
Total Business Applications Software - 0.57%*				2,382	1,960

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	51
Total Business/Productivity Software - 0.01%*				150	51

Commercial Services
MXP Prime GmbH(1)(3)	Common Stock(2)	2/3/2022	165	1,140	12
	Preferred Stock(2)	6/29/2023	23	—	134
	Preferred Stock(2)	6/29/2023	46	50	51
				1,190	197
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.07%*				1,240	247

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	227
Total Consumer Finance - 0.07%*				150	227

Consumer Non-Durables
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Common Stock(2)(10)	4/29/2019	78,935	500	703
Misfits Market, Inc. (f/k/a Imperfect Foods, Inc.)	Preferred Stock(2)	12/31/2022	1,615	142	152
	Preferred Stock(2)	12/31/2022	7,196	358	385
				500	537
Total Consumer Non-Durables - 0.36%*				1,000	1,240

Consumer Products and Services
everdrop GmbH(1)(3)	Preferred Stock(2)	8/1/2022	78	310	333
Frubana Inc.(1)(3)	Preferred Stock(2)	7/13/2022	7,993	500	363
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	11
	Preferred Stock(2)	3/19/2021	46,456	335	11
				668	22
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,843	188	164
	Preferred Stock(2)	11/3/2022	787	37	47
				225	211
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Total Consumer Products and Services - 0.27%*				1,713	939

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	587
	Preferred Stock(2)	11/30/2021	10,393	500	467
Total Consumer Retail - 0.30%*				1,000	1,054

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	$500	$499
Total E-Commerce - Clothing and Accessories - 0.14%*				500	499

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)(10)	6/5/2018	31,576	500	56
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	194
	Preferred Stock(2)	4/19/2021	14,490	83	168
	Preferred Stock(2)	9/1/2021	10,298	167	160
				283	522
Total E-Commerce - Personal Goods - 0.17%*				783	578

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(10)	1/5/2018	60,926	250	209
Total Educational/Training Software - 0.06%*				250	209

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	315
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	—
Total Entertainment - 0.09%*				3,525	315

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	19,714	17,773
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	7,020
Total Financial Institution and Services - 7.16%*				20,006	24,793

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	128,423	716	369
Total Food & Drug - 0.11%*				716	369

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	127,656	1,000	1,000
Total General Media and Content - 0.29%*				1,000	1,000

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	155
	Common Stock(2)	1/14/2020	142,855	404	93
				600	248
Kalderos, Inc.	Preferred Stock(2)	12/27/2022	45,403	325	303
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	373
Thirty Madison, Inc.	Preferred Stock(2)	5/31/2019	81,708	1,000	757
Total Healthcare Technology Systems - 0.49%*				2,303	1,681

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	42,378	231	263
Total Multimedia and Design Software - 0.08%*				231	263

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	1,004
	Preferred Stock(2)	4/7/2020	9,022	125	153
Total Network Systems Management Software - 0.33%*				525	1,157

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	5/6/2022	8,231	$104	$74
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	1,430
	Ordinary Shares(2)	1/5/2022	26,281	516	510
				1,516	1,940
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,497
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total Other Financial Services - 1.04%*				2,984	3,611

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/18/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	11,246	300	209
Sonder Holdings Inc.	Common Stock(2)(10)	5/21/2019	2,186	312	7
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	122
Total Real Estate Services - 0.11%*				741	367

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	295
	Preferred Stock(2)	5/9/2022	9,169	623	918
				923	1,213
Inspirato LLC	Common Stock(2)(4)(10)	9/11/2014	6,081	287	22
Total Travel & Leisure - 0.36%*				1,210	1,235

Total Equity Investments - 12.07%*				$42,409	$41,795

Total Investments in Portfolio Companies - 231.63%*(9)(11)				$850,142	$802,145

Cash Equivalents
Money Market Fund	Type of Investment	Ticker		Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM		$151,910	$151,910
Total Cash Equivalents - 43.87%*				$151,910	$151,910
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2023, non-qualifying assets represented 28.7% of the Company’s total assets, at fair value.
(2)As of December 31, 2023, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $21.9 million, $53.1 million and $31.2 million, respectively, for the December 31, 2023 investment portfolio. The tax cost of investments is $833.4 million.
(7)Debt is on non-accrual status as of December 31, 2023 and is therefore considered non-income producing. Non-accrual investments as of December 31, 2023 had a total cost and fair value of $41.7 million and $29.0 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in six public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of December 31, 2023, the Company’s portfolio company investments that were subject to restrictions on sales totaled $800.8 million at fair value and represented 231.2% of the Company’s net assets. In addition, unless otherwise indicated, as of December 31, 2023, all investments are pledged as collateral as part of the Company’s revolving credit facility.
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
_______________

Notes applicable to the investments presented in the foregoing schedules of investments:
•Unless otherwise noted as an “Affiliate Investment” or a “Control Investment,” no investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company. As of December 31, 2023 and December 31, 2022, none of the Company’s investments represent a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Unless otherwise noted, interest rate is the annual cash interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of December 31, 2023, the Prime Rate was 8.50%. As of December 31, 2023, approximately 60.1%, or $467.3 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher.
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
December 31, 2023
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
The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespans. The Company’s investment objective is to maximize its total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by lending primarily with warrants to venture growth stage companies focused in technology and other high growth industries backed by TPC’s select group of leading venture capital investors. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”), which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its investment management services. The Company has also entered into an administration agreement (the “Administration Agreement”) with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, pursuant to which the Administrator provides or arranges for the provision of all administrative services necessary for the Company to operate.
The Company has two wholly owned subsidiaries: TPVG Variable Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established for utilizing the Company’s revolving credit facility, whose creditors have a claim on its assets prior to those assets becoming available to the Financing Subsidiary’s equity holder, and TPVG Investment LLC, an entity established for holding certain of the Company’s investments without negatively impacting the Company’s RIC tax status. These subsidiaries are consolidated in the financial statements of the Company.
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
Investment Classification
The accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliate Investments” that are not otherwise “Control Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023 and December 31, 2022, the Company had no “Control Investments” or “Affiliate Investments.”
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. The Company places its cash with financial institutions and at times, cash held in such accounts may exceed the Federal Deposit Insurance Corporation insured limit. Money market funds held as cash equivalents are valued at their most recently traded net asset value and are considered Level 1 under the ASC 820 fair value hierarchy. The Company may invest a portion of its cash in money market funds, within the limitations of the 1940 Act.
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

Income Recognition
Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrant investments obtained in conjunction with the Company’s debt investments, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective interest method. Original issue discount may also include a cash success fee due upon the earlier of the maturity date of the loans or in the event of a certain milestone reached by the portfolio company. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on the effective interest method as interest income. Upon prepayment of a loan or debt security, unamortized loan origination fees and unamortized market discounts are recorded as interest income. EOT payments are contractual and fixed interest payments due in cash at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. Interest is accrued during the life of the loan on the EOT payment using the effective interest method as non-cash income. The EOT payment generally ceases accruing to the extent the borrower is unable to pay the remaining principal and interest due. The EOT payment may also include a cash success fee due upon the earlier of the maturity date of the loans or in the event of a certain milestone reached by the portfolio company.
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
Non-accrual Loans
A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, payments are probable to remain current. As of December 31, 2023, the Company had investments in five portfolio companies on non-accrual, with a total cost and fair value of $41.7 million and $29.0 million, respectively. As of December 31, 2022, the Company had an investment in one portfolio company on non-accrual, with a total cost and fair value of $29.5 million and $9.1 million, respectively.
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
Management and Incentive Fees
The Company accrues for the base management fee and incentive fee payable pursuant to the Advisory Agreement (as defined below). The accrual for the incentive fee includes the recognition of incentive fees on unrealized gains, even though such incentive fees are neither earned nor payable to the Adviser until the gains are both realized and in excess of realized and unrealized losses on investments. See “Note 3. Related Party Agreements and Transactions.”
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
The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of December 31, 2023 and 2022, and, as a result, no capital gains incentive fees were recorded for the years ended December 31, 2023 and 2022.

Management and Incentive Fees (in thousands)	For the Year Ended December 31,
	2023	2022	2021
Base management fee	$17,893	$15,753	$12,513
Income incentive fee	$—	$6,651	$10,276
Capital gains incentive fee	$—	$—	$—
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

For the years ended December 31, 2023, 2022 and 2021, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $2.3 million, $2.3 million and $2.0 million, respectively.
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
Debt Investments
The debt investments identified on the consolidated schedules of investments are loans made to venture growth stage companies focused in technology and other high growth industries which are backed by a select group of leading venture capital investors. These investments are considered Level 3 assets under ASC Topic 820 as there is no known or accessible market or market indices for these types of debt instruments and thus the Company must estimate the fair value of these investment securities based on models utilizing unobservable inputs.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of December 31, 2023 and December 31, 2022. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$730,295	$730,295	$—	$—	$852,951	$852,951
Warrant investments	—	—	30,055	30,055	—	—	48,414	48,414
Equity investments	1,370	—	40,425	41,795	3,312	—	44,599	47,911
Total portfolio company investments	$1,370	$—	$800,775	$802,145	$3,312	$—	$945,964	$949,276

The following tables show information about Level 3 portfolio company investments measured at fair value for the years ended December 31, 2023 and 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2023
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2022	$852,951	$48,414	$44,599	$945,964
Funding and purchases of investments, at cost	122,654	2,622	1,712	126,988
Principal payments and sale proceeds received from investments	(179,598)	(1,408)	—	(181,006)
Net amortization and accretion of premiums and discounts and end-of-term payments	11,773	—	—	11,773
Net realized gains (losses) on investments	(74,890)	(3,080)	(670)	(78,640)
Net change in unrealized gains (losses) included in earnings	(14,243)	(16,493)	(5,216)	(35,952)
Payment-in-kind coupon	11,648	—	—	11,648
Transfers between investment types	—	—	—	—
Gross transfers out of Level 3	—	—	—	—
Fair value as of December 31, 2023	$730,295	$30,055	$40,425	$800,775

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2023	$(19,303)	$(16,498)	$(5,213)	$(41,014)

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2022
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2021	$757,222	$51,756	$43,942	$852,920
Funding and purchases of investments, at cost	407,587	5,942	7,471	421,000
Principal payments and sale proceeds received from investments	(266,768)	—	(2,220)	(268,988)
Net amortization and accretion of premiums and discounts and end-of-term payments	13,900	—	—	13,900
Net realized gains (losses) on investments	(46,806)	(2,075)	(30)	(48,911)
Net change in unrealized gains (losses) included in earnings	(18,204)	(7,172)	(3,385)	(28,761)
Payment-in-kind coupon	6,320	—	—	6,320
Transfers between investment types	(300)	(37)	337	—
Gross transfers out of Level 3(1)	—	—	(1,516)	(1,516)
Fair value as of December 31, 2022	$852,951	$48,414	$44,599	$945,964

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2022	$(15,926)	$(7,106)	$(3,368)	$(26,400)
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the year ended December 31, 2022, transfers relate to equity investments in publicly traded companies.
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the year ended December 31, 2023, the Company recognized net realized losses on investments of $75.8 million. During the year ended December 31, 2022, the Company recognized net realized losses on investments of $46.0 million.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized losses during the year ended December 31, 2023 was $37.9 million. Net change in unrealized losses during the year ended December 31, 2022 was $37.6 million.

The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of December 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$688,937	Discounted Cash Flows	Discount Rate	14.62% - 42.03%	19.79%
	41,358	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 100.00%	61.36%
Warrant investments	27,730	Black Scholes Option Pricing Model	Revenue Multiples	0.18x - 14.00x	4.79x
			Volatility	35.00% - 90.00%	60.99%
			Term	0.20 - 4.50 Years	3.04
			Discount for Lack of Marketability	17.50% - 20.00%	18.60%
			Risk Free Rate	0.09% - 5.03%	3.37%
	411	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.01
	1,914	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.52
			Expected Recovery Rate	18.75% - 100.00%	89.37%
Equity investments	39,268	Black Scholes Option Pricing Model	Revenue Multiples	0.70x - 14.00x	5.60x
			Volatility	35.00% - 90.00%	66.01%
			Term	1.50 - 4.00 Years	2.82
			Discount for Lack of Marketability	17.50% - 17.50%	17.50%
			Risk Free Rate	0.13% - 5.03%	3.82%
	1,157	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	20.00% - 20.00%	20.00%
			Term	0.50 - 1.50 Years	1.00
Total portfolio company investments	$800,775

Level 3 Investments (dollars in thousands)	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$821,244	Discounted Cash Flows	Discount Rate	7.99% - 24.36%	18.47%
	31,707	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% -50.00%	26.31%
Warrant investments	45,882	Black Scholes Option Pricing Model	Revenue Multiples	0.25x -14.60x	3.76x
			Volatility	45.00% - 85.00%	59.89%
			Term	0.20 - 4.50 Years	3.08
			Discount for Lack of Marketability	20.00% - 20.00%	20.00%
			Risk Free Rate	0.09% - 4.41%	2.89%
	530	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	0.50 - 4.00	3.5
	2,002	Discounted Expected Return	Discount Rate	15.00% - 30.00%	24.80%
			Term	1.00 - 4.00	2.54
			Expected Recovery Rate	18.75% - 100.00%	90.48%
Equity investments	44,599	Black Scholes Option Pricing Model	Revenue Multiples	1.25x - 14.60x	3.85
			Volatility	45.00% - 85.00%	64.48%
			Term	0.50 - 4.25	3.31
			Risk Free Rate	0.13% - 4.39%	3.48%
Total portfolio company investments	$945,964

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
Note 6. Borrowings
The following table shows the Company’s outstanding debt as of December 31, 2023 and December 31, 2022:

Liability (in thousands)	December 31, 2023			December 31, 2022
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$350,000	$215,000	$135,000	$350,000	$175,000	$175,000
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	200,000	200,000	—
2027 Notes	125,000	125,000	—	125,000	125,000	—
Total before deferred financing and issuance costs	745,000	610,000	135,000	745,000	570,000	175,000
Unamortized deferred financing and issuance costs	—	(4,818)	—	—	(7,148)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$745,000	$605,182	$135,000	$745,000	$562,852	$175,000
Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company’s unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Year Ended December 31,
	2023	2022	2021
Revolving Credit Facility
Interest cost	$14,639	$5,546	$1,620
Unused fee	884	1,289	1,527
Amortization of costs and other fees	1,936	1,690	1,744
Revolving Credit Facility Total	$17,459	$8,525	$4,891

2022 Notes
Interest cost	$—	$—	$1,122
Amortization of costs and other fees	—	—	140
2022 Notes Total	$—	$—	$1,262

2025 Notes
Interest cost	$3,149	$3,150	$3,150
Amortization of costs and other fees	208	203	201
2025 Notes Total	$3,357	$3,353	$3,351

2026 Notes
Interest cost	$9,000	$9,000	$7,500
Amortization of costs and other fees	449	443	369
2026 Notes Total	$9,449	$9,443	$7,869

2027 Notes
Interest cost	$6,251	$5,208	$—
Amortization of costs and other fees	279	232	—
2027 Notes Total	$6,530	$5,440	$—

Total interest expense and amortization of fees	$36,795	$26,761	$17,373

Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of December 31, 2023, the Company had $350 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances. On July 22, 2022, the Credit Facility was amended to, among other things, extend the revolving period from November 30, 2022 to May 31, 2024 and the scheduled maturity date from May 31, 2024 to November 30, 2025 (unless otherwise terminated earlier pursuant to its terms), as well as change the floating rate from LIBOR to SOFR.
Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants under the Credit Facility.
As of December 31, 2023 and December 31, 2022, the Company had outstanding borrowings under the Credit Facility of $215.0 million and $175.0 million, respectively, excluding deferred credit facility costs of $2.7 million and $4.1 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the years ended December 31, 2023 and 2022, the Company had average outstanding borrowings under the Credit Facility of $175.7 million and $95.8 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 8.84% and 6.30%, respectively.
As of December 31, 2023 and December 31, 2022, $518.3 million and $359.7 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $460.5 million and $654.8 million of assets unencumbered, respectively.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants under the 2025 Notes.
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.3 million of deferred issuance cost as of December 31, 2023, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. As of December 31, 2023 and December 31, 2022, the fair value of the 2025 Notes was $67.5 million and $64.4 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

2026 Notes
On March 1, 2021, the Company completed a private debt offering of $200.0 million in aggregate principal amount of its 4.50% unsecured notes due March 1, 2026 (the “2026 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2026 Notes is payable semiannually on March 19 and September 19 each year.
The 2026 Notes are governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes. As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants under the 2026 Notes.
The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $1.0 million of deferred issuance cost as of December 31, 2023, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. As of December 31, 2023 and December 31, 2022, the fair value of the 2026 Notes was $188.2 million and $178.8 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
2027 Notes
On February 28, 2022, the Company completed a private debt offering of $125.0 million in aggregate principal amount of its 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2027 Notes is payable semiannually on February 28 and August 28 each year.

The 2027 Notes are governed by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes and the 2026 Notes. As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.9 million of deferred issuance cost as of December 31, 2023, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of December 31, 2023 and December 31, 2022, the fair value of the 2027 Notes was $116.5 million and $113.9 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of December 31, 2023 and December 31, 2022:

Liability (in thousands)	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$215,000	$215,000	$—	$—	$175,000	$175,000
2025 Notes, net(1)	—	—	67,275	67,275	—	—	63,930	63,930
2026 Notes, net(2)	—	—	187,255	187,255	—	—	177,382	177,382
2027 Notes, net(3)	—	—	115,632	115,632	—	—	112,763	112,763
Total	$—	$—	$585,162	$585,161	$—	$—	$529,075	$529,075
_______________
(1)Net of debt issuance costs as of December 31, 2023 and December 31, 2022 of $0.3 million and $0.5 million, respectively.
(2)Net of debt issuance costs as of December 31, 2023 and December 31, 2022 of $1.0 million and $1.4 million, respectively.
(3)Net of debt issuance costs as of December 31, 2023 and December 31, 2022 of $0.9 million and $1.2 million, respectively.
Note 7. Commitments and Contingencies
Commitments
As of December 31, 2023 and December 31, 2022, the Company’s unfunded commitments totaled $118.1 million to 14 portfolio companies and $324.0 million to 37 portfolio companies, respectively, of which $29.2 million and $88.9 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Overtime Sports Inc.	$22,858	$122	$22,857	$122
Corelight, Inc.	20,000	415	30,000	603
Activehours, Inc. (d/b/a Earnin)	15,000	—	10,000	—
McN Investments Ltd.	15,000	78	8,000	218
Savage X, Inc.	12,500	575	12,500	573
Frubana Inc.	8,790	205	25,000	585
Minted, Inc.	8,500	—	5,100	—
NewStore Inc.	5,000	68	5,000	68
Foodology Inc.	3,720	—	7,976	82
Tempus Ex Machina, Inc.	3,000	—	—	—
JOKR S.à r.l.	1,499	95	1,499	95
Substack Inc.	1,000	13	1,000	13
Pair EyeWear, Inc.	1,000	10	1,000	10
Forum Brands Inc.	244	8	—
Quick Commerce Ltd	—	—	4,000	94
Avantstay, Inc.	—	—	10,000	250
Open Space Labs, Inc.	—	—	1,000	16
True Footage Inc.	—	—	1,417	47
Athletic Greens (USA) Inc.	—	—	20,000	185
Found Health, Inc.	—	—	20,000	112
Jerry Services, Inc.	—	—	15,000	164
LeoLabs, Inc.	—	—	15,000	422
Loft Orbital Solutions Inc.	—	—	10,000	242
Kalderos, Inc.	—	—	13,000	214
RenoRun US Inc.	—	—	12,750	487
The Aligned Company (f/k/a Thingy Thing Inc.)	—	—	12,000	12
Lower Holding Company	—	—	12,000	263
Vial Health Technology Inc.	—	—	10,000	83
Merama Inc.	—	—	9,718	197
Mynd Management, Inc.	—	—	5,000	—
Don't Run Out, Inc.	—	—	5,000	—
Homeward, Inc.	—	—	5,000	—
FlashParking, Inc.	—	—	3,490	98
Baby Generation, Inc.	—	—	2,500	34
Flo Health, Inc.	—	—	2,167	38
Medly Health Inc.	—	—	2,036	61
Belong Home, Inc.	—	—	1,000	16
Dia Styling Co.	—	—	1,000	—
Mystery Tackle Box, Inc. (d/b/a Catch Co.)	—	—	1,000	—
Project 1920, Inc.	—	—	—	59
Total	$118,111	$1,589	$324,010	$5,463
_______________
(1)The Company did not have any backlog of potential future commitments as of December 31, 2023 and December 31, 2022. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $1.6 million and $5.5 million as of December 31, 2023 and December 31, 2022, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the year ended December 31, 2023 and 2022:

Commitments Activity (in thousands)	For the Year Ended December 31,
	2023	2022
Unfunded commitments at beginning of period(1)	$324,010	$191,662
New commitments(1)	31,529	593,697
Fundings	(125,254)	(416,562)
Expirations / Terminations	(112,174)	(43,784)
Foreign currency adjustments	—	(1,003)
Unfunded commitments and backlog of potential future commitments at end of period	$118,111	$324,010
Backlog of potential future commitments	—	—
Unfunded commitments at end of period	$118,111	$324,010
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of December 31, 2023 and December 31, 2022:

Unfunded Commitments(1) (in thousands)	December 31, 2023	December 31, 2022
Dependent on milestones	$29,220	$88,917
Expiring during:
2023	$—	$224,053
2024	86,754	72,000
2025	31,357	27,957
Unfunded commitments	$118,111	$324,010
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of December 31, 2023 and December 31, 2022, the Company did not have any backlog of potential future commitments.

Note 8. Financial Highlights
The following table shows the financial highlights for the years ended December 31, 2023, 2022, 2021, 2020 and 2019:

Financial Highlights (in thousands, except per share data)	For the Year Ended December 31,
	2023	2022	2021	2020	2019
Per Share Data(1)
Net asset value at beginning of period	$11.88	$14.01	$12.97	$13.34	$13.50
Changes in net asset value due to:
Net investment income	2.07	1.94	1.33	1.57	1.54
Net realized gains (losses) on investments	(2.12)	(1.41)	(0.65)	0.28	(0.02)
Net change in unrealized gains (losses) on investments	(1.03)	(1.14)	1.81	(0.69)	(0.24)
Net increase (decrease) from capital share transactions(1)	0.01	0.03	—	0.01	—
Net realized losses on extinguishment of debt	—		(0.02)	—	—
Distributions from net investment income	(1.60)	(1.55)	(1.28)	(1.44)	(1.42)
Distributions from realized gains on investments	—	—	(0.16)	(0.10)	(0.02)
Distributions from return of capital	—	—	—	—	—
Net asset value at end of period	$9.21	$11.88	$14.01	$12.97	$13.34

Net investment income per share	$2.07	$1.94	$1.33	$1.57	$1.54
Net increase (decrease) in net assets resulting from operations per share	$(1.12)	$(0.61)	$2.47	$1.16	$1.28
Weighted average shares of common stock outstanding for period	35,706	32,690	30,936	30,566	24,844
Shares of common stock outstanding at end of period	37,620	35,348	31,011	30,871	24,923

Ratios / Supplemental Data
Net asset value at beginning of period	$419,940	$434,491	$400,435	$332,506	$334,531
Net asset value at end of period	$346,306	$419,940	$434,491	$400,435	$332,506
Average net asset value	$397,328	$438,165	$407,195	$408,182	$343,919
Stock price at end of period	$10.86	$10.43	$17.96	$13.04	$14.22

Total return based on net asset value per share(2)	(10.3)%	(3.3)%	19.9%	14.2%	9.5%
Total return based on stock price(3)	20.6%	(33.7)%	52.8%	7.7%	44.7%

Net investment income to average net asset value	18.6%	14.5%	10.1%	11.7%	11.1%
Net increase (decrease) in net assets to average net asset value	(10.0)%	(4.6)%	18.8%	8.6%	9.2%
Ratio of expenses to average net asset value	16.0%	12.8%	11.4%	10.6%	10.2%
Operating expenses excluding incentive fees to average net asset value	16.0%	11.2%	8.8%	8.5%	7.9%
Income incentive fees to average net asset value	—%	1.5%	2.5%	2.1%	2.4%
Capital gains incentive fees to average net asset value	—%	—%	0.0%	0.0%	0.0%
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

The following table shows the weighted average annualized portfolio yield on debt investments for the years ended December 31, 2023, 2022, 2021, 2020 and 2019:

Ratios (Percentages, on an annualized basis)(1)	For the Year Ended December 31,
	2023	2022	2021	2020	2019
Weighted average portfolio yield on debt investments(2)	15.4%	14.7%	13.7%	13.8%	15.0%
Coupon income	12.1%	10.8%	9.7%	9.8%	10.1%
Accretion of discount	0.9%	0.8%	0.9%	1.0%	1.1%
Accretion of end-of-term payments	1.7%	1.8%	1.5%	1.7%	1.9%
Impact of prepayments during the period	0.7%	1.3%	1.6%	1.3%	1.9%
_____________
(1)Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period. The calculation of weighted average portfolio yields on debt investments excludes any non-income producing debt investments, but includes debt investments on non-accrual status. The weighted average yields reported for these periods are annualized and reflect the weighted average yields to maturities.
(2)The weighted average portfolio yields on debt investments reflected above do not represent actual investment returns to our stockholders.
Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the years ended December 31, 2023, 2022 and 2021:

Basic and Diluted Share Information (in thousands, except per share data)	For the Year Ended December 31,
	2023	2022	2021
Net investment income	$73,806	$63,555	$41,104
Net increase (decrease) in net assets resulting from operations	$(39,821)	$(20,070)	$76,558
Weighted average shares of common stock outstanding	35,706	32,690	30,936
Net investment income per share of common stock	$2.07	$1.94	$1.33
Net increase (decrease) in net assets resulting from operations per share of common stock	$(1.12)	$(0.61)	$2.47
Note 10.    Equity
Since inception through December 31, 2023, the Company issued 34,999,352 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, a registered follow-on offering in 2020 and a registered follow-on offering in 2022. The Company received net proceeds from these offerings of $488.1 million, net of the portion of the underwriting sales load and offering costs paid by the Company. Included in the $488.1 million of net proceeds from these offerings is $55.3 million in net proceeds from the Company’s issuance in August 2022 of an aggregate of 4,161,807 shares of common stock in a registered follow-on offering pursuant to an underwriting agreement by and among the Company, the Adviser and the Administrator, on the one hand, and Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in the underwriting agreement. 411,807 of the shares issued in August 2022 were issued pursuant to the underwriters’ option to purchase additional shares.
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
During the year ended December 31, 2023, the Company sold 2,018,151 shares of common stock under the Sales Agreement. For the same period, the Company received total net proceeds of $21.1 million from these sales. As of December 31, 2023, $28.3 million in shares remained available for sale under the ATM Program.
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
The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the years ended December 31, 2023, 2022 and 2021:

Issuance of Common Stock for the Year Ended December 31, 2023 (in thousands, except for share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2023 distribution reinvestment	3/31/2023	49	$566	$—	$—	$11.48
Second quarter 2023 distribution reinvestment	6/30/2023	49	553	—	—	$11.19
Third quarter 2023 distribution reinvestment	9/29/2023	76	751	—	—	$9.94
Third quarter 2023 ATM offering(1)	(1)	564	6,286	95	30	$11.15
Fourth quarter 2023 distribution reinvestment	12/29/2023	80	821	—	—	$10.32
Fourth quarter 2023 ATM offering(2)	(2)	1,454	15,445	232	118	$10.61
Total issuance		2,272	$24,422	$327	$148
_______________
(1)Gross offering price per share represents the weighted average price per share issued from August 14, 2023 to September 18, 2023 under the Sales Agreement during the period.
(2)Gross offering price per share represents the weighted average price per share issued from November 16, 2023 to December 28, 2023 under the Sales Agreement during the period.

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
The Company had 37,620,109 and 35,348,049 shares of common stock outstanding as of December 31, 2023 and December 31, 2022, respectively.
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
For the tax years ended December 31, 2023 and December 31, 2022, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $1.4 million and $726,000 for the tax years ended December 31, 2023 and December 31, 2022, respectively.

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to December 31, 2023. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2023, 2022, 2018 and 2017, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
			Total cash distributions	$14.65
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 (commencement of operations) through March 31, 2014.
(2)Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the years ended December 31, 2023 and 2022, the Company recorded $1.4 million and $0.7 million, respectively, for an excise tax accrual. For the years ended December 31, 2023 and 2022, total distributions of $1.60 per share and $1.55 per share were declared and paid, respectively, and represented distributions from ordinary income. No provision for income tax was recorded in the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022. As of December 31, 2023, the Company estimated it had undistributed taxable earnings from net investment income of $41.5 million, or $1.10 per share. Since March 5, 2014 (commencement of operations) to December 31, 2023, total distributions of $14.65 per share have been paid.
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
It is the Company’s intention to distribute 100% of its annual taxable income to its stockholders and thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021.
In addition, during the years ended December 31, 2023 and 2022, the Company adjusted net assets for permanent differences between financial reporting and tax reporting. These differences relate to non-deductible excise taxes that were reclassified between the following components of net assets:

	For the Year Ended December 31,
(in thousands)	2023	2022
Paid-in capital in excess of par value	$(1,413)	$(726)
Undistributed net investment income	1,413	726
Realized gains (losses)	—	—
For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains, or a combination thereof. During the year ended December 31, 2023, the Company distributed $57.6 million through four regular quarterly distributions. During the year ended December 31, 2022, the Company distributed $51.6 million through four regular quarterly distributions and one special distribution. The tax character of distributions paid for the years ended December 31, 2023 and 2022 was $57.6 million and $51.6 million, respectively, from ordinary income. The Company expects to distribute $41.5 million of undistributed taxable income in 2024 to meet its intention of distributing all of its taxable income earned in the calendar year 2023. The amount of undistributed taxable income in the calendar year 2023 arises from $41.5 million of excess ordinary income. The Company distributed $22.5 million of undistributed taxable income in 2023 to meet its intention of distributing all of its taxable income earned in the calendar year 2022. The tax cost of investments is $833.4 million as of December 31, 2023. As of December 31, 2023 the Company has $156.6 million capital loss carryforwards available to offset future realized capital gains.

As of December 31, 2023 and 2022, the components of distributable earnings on a tax basis are as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022
Undistributed ordinary income	$41,501	$22,529
Capital gains/(losses) carryforward	(156,589)	(80,903)
Unrealized gains (losses)	(31,916)	7,389
Total	$(147,004)	$(50,985)
For the year ended December 31, 2023, the Company paid $726,000 of U.S. federal excise tax and had $1.4 million accrued but unpaid U.S. federal excise tax as of the balance sheet date. For the year ended December 31, 2022, the Company paid $337,000 of U.S. federal excise tax and had $726,000 accrued but unpaid U.S. federal excise tax as of the balance sheet date.
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
Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2020-2023 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The Company may remain subject to examination by the state taxing authorities for an additional year depending on the jurisdiction.
Note 13. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2023, except as discussed below.
Distribution
On February 27, 2024, the Board declared a $0.40 per share regular quarterly distribution payable on March 29, 2024 to stockholders of record on March 14, 2024.
Recent Portfolio Activity
From January 1, 2024 through March 5, 2024, the Company closed $10.0 million of additional debt commitments and funded $12.4 million in new investments. TPC’s direct originations platform entered into $93.6 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.

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
Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of the Registered Public Accounting Firm
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is set forth above under the heading “Reports of Independent Registered Public Accounting Firm” in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Fees and Expenses
The following table is being provided to update, as of December 31, 2023, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-254802), declared effective by the SEC on May 26, 2021, as supplemented by any prospectus supplements relating to our ATM Program. The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K, or any filing under the Securities Act into which this Annual Report on Form 10-K is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.
Except as noted below, the following percentages were calculated based on actual expenses incurred in the year ended December 31, 2023 and net assets as of December 31, 2023, and do not include events occurring subsequent thereto. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission payable by us (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as a percentage of net assets attributable to common stock):
Base management fee payable under the Advisory Agreement	5.17%	(4)
Incentive fee payable under the Advisory Agreement (20% of net investment income and realized capital gains)	4.26%	(5)
Interest payments on borrowed funds	10.63%	(6)
Other expenses	2.60%	(7)
Total annual expenses	22.66%
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

(5)Assumes that annual incentive fees earned by our Adviser remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the year ended December 31, 2023 adjusted for any equity issuances. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable. Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since March 5, 2014. Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.
(6)“Interest payments on borrowed funds” represent our estimated annual interest payment, fees and credit facility expenses and are based on results of operations for the year ended December 31, 2023, including with respect to the Credit Facility, the 2025 Notes, the 2026 Notes and the 2027 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)“Other expenses” represent amounts that are based upon the results of our operations for the year ended December 31, 2023, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (1)	$184	$481	$704	$1,047
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized capital gains	$194	$502	$728	$1,063
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

Financial Highlights
The following table shows the financial highlights for the years ended December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and for the period from March 5, 2014 (Commencement of Operations) to December 31, 2014. The most recent five years ended December 31, 2023, 2022, 2021, 2020 and 2019 have been audited. Refer to “Note 8. Financial Highlights” in the notes to the consolidated financial statements.

Financial Highlights (in thousands, except per share data)	For the Year Ended December 31, or as of December 31,
	2023	2022	2021	2020	2019
Per Share Data(2)(3)
Initial public offering price	$—	$—	$—	$—	$—
Front end sales charges	—	—	—	—	—
Net proceeds	—	—	—	—	—
Offering costs	—	—	—	—	—
Net asset value at beginning of period	$11.88	$14.01	$12.97	$13.34	$13.50
Changes in net asset value due to:
Net investment income	2.07	1.94	1.33	1.57	1.54
Net realized gains (losses) on investments	(2.12)	(1.41)	(0.65)	0.28	(0.02)
Net change in unrealized gains (losses) on investments	(1.03)	(1.14)	1.81	(0.69)	(0.24)
Net increase (decrease) from capital share transactions(3)	0.01	0.03	—	0.01	—
Net realized losses on extinguishment of debt	—	—	(0.02)	—	—
Distributions from net investment income	(1.60)	(1.55)	(1.28)	(1.44)	(1.42)
Distributions from realized gains on investments	—	—	(0.16)	(0.10)	(0.02)
Distributions from return of capital	—	—	—	—	—
Net asset value at end of period	$9.21	$11.88	$14.01	$12.97	$13.34

Net investment income per share	$2.07	$1.94	$1.33	$1.57	$1.54
Net increase in net assets resulting from operations per share	$(1.12)	$(0.61)	$2.47	$1.16	$1.28
Weighted average shares of common stock outstanding for period	35,706	32,690	30,936	30,566	24,844
Shares of common stock outstanding at end of period	37,620	35,348	31,011	30,871	24,923

Ratios / Supplemental Data
Net asset value at beginning of period	$419,940	$434,491	$400,435	$332,506	$334,531
Net asset value at end of period	$346,306	$419,940	$434,491	$400,435	$332,506
Average net asset value	$397,328	$438,165	$407,195	$408,182	$343,919
Stock price at end of period	$10.86	$10.43	$17.96	$13.04	$14.22

Total return based on net asset value per share(4)	(10.3)%	(3.3)%	19.9%	14.2%	9.5%
Total return based on stock price(5)	20.6%	(33.7)%	52.8%	7.7%	44.7%

Net investment income to average net asset value	18.6%	14.5%	10.1%	11.7%	11.1%
Net increase (decrease) in net assets to average net asset value	(10.0)%	(4.6)%	18.8%	8.6%	9.2%
Ratio of expenses to average net asset value	16.0%	12.8%	11.4%	10.6%	10.2%
Operating expenses excluding incentive fees to average net asset value	16.0%	11.2%	8.8%	8.5%	7.9%
Income incentive fees to average net asset value	—%	1.5%	2.5%	2.1%	2.4%
Capital gains incentive fees to average net asset value	—%	—%	—%	—%	—%

Financial Highlights (in thousands, except per share data)	For the Year Ended December 31, or as of December 31,
	2018	2017	2016	2015	2014(1)
Per Share Data(2)(3)
Initial public offering price	$—	$—	$—	$—	$15.00
Front end sales charges	—	—	—	—	(0.44)
Net proceeds	—	—	—	—	14.56
Offering costs	—	—	—	—	(0.18)
Net asset value at beginning of period	$13.25	$13.51	$14.21	$14.61	$14.38
Changes in net asset value due to:
Net investment income	1.71	1.61	1.42	1.46	1.30
Net realized gains (losses) on investments	0.08	(0.01)	(1.28)	(0.02)	—
Net change in unrealized gains (losses) on investments	(0.01)	(0.35)	0.55	(0.40)	0.15
Net increase (decrease) from capital share transactions(3)	0.01	—	0.05	—	—
Net realized losses on extinguishment of debt	—	(0.07)	—	—	—
Distributions from net investment income	(1.54)	(1.44)	(0.24)	(1.44)	(1.22)
Distributions from realized gains on investments	—	—	—	—	—
Distributions from return of capital	—	—	(1.20)	—	—
Net asset value at end of period	$13.50	$13.25	$13.51	$14.21	$14.61

Net investment income per share	$1.71	$1.61	$1.42	$1.46	$1.30
Net increase in net assets resulting from operations per share	$1.78	$1.18	$0.69	$1.03	$1.45
Weighted average shares of common stock outstanding for period	20,488	16,324	16,160	15,042	9,870
Shares of common stock outstanding at end of period	24,780	17,730	15,981	16,302	9,924

Ratios / Supplemental Data
Net asset value at beginning of period	$234,945	$215,863	$231,646	$144,979	$141,572
Net asset value at end of period	$334,531	$234,945	$215,863	$231,646	$144,979
Average net asset value	$275,889	$219,457	$218,881	$218,623	$144,237
Stock price at end of period	$10.89	$12.69	$11.78	$11.96	$14.85

Total return based on net asset value per share(4)	16.0%	9.6%	8.9%	9.5%	10.1%
Total return based on stock price(5)	(2.3)%	20.4%	12.9%	(9.4)%	7.1%

Net investment income to average net asset value	12.7%	12.0%	10.5%	10.0%	10.7%
Net increase (decrease) in net assets to average net asset value	13.3%	8.8%	5.1%	7.1%	12.0%
Ratio of expenses to average net asset value	10.8%	11.5%	9.4%	9.2%	10.5%
Operating expenses excluding incentive fees to average net asset value	7.6%	8.9%	8.1%	7.3%	8.1%
Income incentive fees to average net asset value	3.2%	2.6%	1.3%	2.0%	2.2%
Capital gains incentive fees to average net asset value	—%	—%	0.0%	(0.1)%	0.2%
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

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2024 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
We have adopted a code of business conduct and ethics that applies to directors, officers and employees of the Company. This code of ethics is published under the “Governance Documents” tab on our website at www.tpvg.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2024 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2024 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2024 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2024 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
(b)Exhibits
    The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate(3)

4.2	Indenture between TriplePoint Venture Growth BDC Corp. and U.S. National Bank Association, as trustee, dated July 31, 2015(4)

4.3	Second Supplemental Indenture relating to the 5.75% Notes due 2022, by and between TriplePoint Venture Growth BDC Corp and U.S. National Bank Association, as trustee, dated July 14, 2017(5)

4.4	Form of Global Note with respect to the 5.75% Notes due 2022(6)

4.5	Master Note Purchase Agreement, dated March 19, 2020, by and among TriplePoint Venture Growth BDC Corp and the Purchasers party thereto(15)

4.6	Form of 4.50% Series 2020A Senior Note, due March 19, 2025 (incorporated by reference to Exhibit 4.5 hereto)

4.7	First Supplement to Master Note Purchase Agreement, dated as of March 1, 2021, by and among TriplePoint Venture Growth BDC Corp. and the Additional Purchasers party thereto(16)

4.8	Form of 4.50% Series 2021A Senior Note, due March 1, 2026 (incorporated by reference to Exhibit 4.7 hereto)

4.9	Second Supplement to Master Note Purchase Agreement, dated as of February 28, 2022, by and among TriplePoint Venture Growth BDC Corp. and the Additional Purchasers party thereto(18)

4.10	Form of 5.00% Series 2022A Senior Note, due February 28, 2027 (incorporated by reference to Exhibit 4.9 hereto)

4.11	Description of TriplePoint Venture Growth BDC Corp.’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934(17)

10.1	Dividend Reinvestment Plan(7)

10.2	Investment Advisory Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Advisers LLC, dated February 18, 2014(8)

10.3	Administration Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Administrator LLC, dated February 18, 2014(9)

10.4	License Agreement between TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, dated February 18, 2014(10)

10.5	Form of Indemnification Agreement between TriplePoint Venture Growth BDC Corp. and each of its directors and executive officers(11)

10.6
Form of Receivables Financing Agreement, dated as of February 21, 2014, among TPVG Variable Funding Company LLC, as borrower, TriplePoint Venture Growth BDC Corp., individually and as collateral manager and as sole equityholder of the borrower, Vervent Inc., as backup collateral manager, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, Deutsche Bank Trust Company Americas, as paying agent, Computershare Trust Company, N.A. as custodian and the other agents parties thereto, as amended and conformed through Omnibus Amendment dated July 22, 2022(19)

10.7	Pledge Agreement between TriplePoint Venture Growth BDC Corp., TPVG Variable Funding Company LLC and Deutsche Bank AG, dated February 21, 2014(12)

10.8	Blocked Account Control Agreement between TPVG Variable Funding Company LLC, Deutsche Bank AG and U.S. Bank, National Association, dated February 21, 2014(13)

10.9	Securities Purchase Agreement, dated as of October 25, 2017, by and between the Company and James P. Labe, Sajal K. Srivastava, and Andrew J. Olson(14)

10.10	Sales Agreement, dated as of September 30, 2022, by and among TriplePoint Venture Growth BDC Corp., TriplePoint Advisers LLC, TriplePoint Administrator LLC and UBS Securities LLC(20)

10.11	Form of Custody Agreement, dated as of January 30, 2023, by TriplePoint Venture Growth BDC Corp. and KeyBank National Association(21)

21.1	List of Subsidiaries(*)

23.1	Consent of Deloitte & Touche LLP(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

97.1	Clawback Policy(*)

99.1	Report of Deloitte & Touche LLP on Senior Securities Table(*)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(*)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

(9)Incorporated by reference to Exhibit (k)(1) to the Registrant’s Pre-Effective Amendment No. 2 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on February 24, 2014.
(10)Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-Effective Amendment No. 2 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on February 24, 2014.
(11)Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.
(12)Incorporated by reference to Exhibit (k)(9) to the Registrant’s Pre-Effective Amendment No. 3 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on March 3, 2014.
(13)Incorporated by reference to Exhibit (k)(10) to the Registrant’s Pre-Effective Amendment No. 3 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on March 3, 2014.
(14)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on October 26, 2017.
(15)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 19, 2020.
(16)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 1, 2021.
(17)Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-K (File No. 814-01044) filed on March 4, 2020.
(18)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 1, 2022.
(19)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01044) filed on July 25, 2022.
(20)Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01044) filed on September 30, 2022.
(21)Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K (File No. 814-01044) filed on March 1, 2023.
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

TriplePoint Venture Growth BDC Corp.
Date: March 6, 2024	By:	/s/ JAMES P. LABE
James P. Labe
Chief Executive Officer and Chairman
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 6, 2024.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	James P. Labe		March 6, 2024

By:	/s/ CHRISTOPHER M. MATHIEU	Chief Financial Officer (Principal Financial and Accounting Officer)
	Christopher M. Mathieu		March 6, 2024

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President, Secretary, Treasurer and Director
	Sajal K. Srivastava		March 6, 2024

By:	/s/ GILBERT E. AHYE	Director
	Gilbert E. Ahye		March 6, 2024

By:	/s/ STEVEN P. BIRD	Director
	Steven P. Bird		March 6, 2024

By:	/s/ STEPHEN A. CASSANI	Director
	Stephen A. Cassani		March 6, 2024

By:	/s/ CYNTHIA M. FORNELLI	Director
	Cynthia M. Fornelli		March 6, 2024

By:	/s/ KATHERINE J. PARK	Director
	Katherine J. Park		March 6, 2024

By:	/s/ KIMBERLEY H. VOGEL	Director
	Kimberley H. Vogel		March 6, 2024