Form 10-Q
period 2024-03-31
TriplePoint Venture Growth BDC Corp.
filed 2024-05-01
CIK 1580345

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
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
There were 37,845,917 shares of the Registrant’s common stock outstanding as of May 1, 2024.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Investments at fair value (amortized cost of $820,339 and $850,142, respectively)	$773,605	$802,145
Cash and cash equivalents	124	153,328
Restricted cash	639	18,254
Deferred credit facility costs	2,360	2,714
Prepaid expenses and other assets	5,902	2,384
Total assets	$782,630	$978,825

Liabilities
Revolving Credit Facility	$39,000	$215,000
2025 Notes, net	69,790	69,738
2026 Notes, net	199,152	199,041
2027 Notes, net	124,187	124,117
Base management fee payable	4,302	4,490
Income incentive fee payable	—	—
Other accrued expenses and liabilities	4,932	20,133
Total liabilities	$441,363	$632,519
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	378	376
Paid-in capital in excess of par value	495,015	492,934
Total distributable earnings (loss)	(154,126)	(147,004)
Total net assets	$341,267	$346,306
Total liabilities and net assets	$782,630	$978,825

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	37,846	37,620
Net asset value per share	$9.02	$9.21

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Investment income
Interest income from investments	$24,740	$30,169
Payment-in-kind interest income	3,787	2,085
Other income
Expirations/terminations of unfunded commitments	294	972
Other fees	452	403
Total investment and other income	29,273	33,629

Operating expenses
Base management fee	4,302	4,311
Income incentive fee	—	—
Interest expense and amortization of fees	7,011	9,245
Administration Agreement expenses	611	573
General and administrative expenses	1,826	921
Total operating expenses	13,750	15,050

Net investment income	15,523	18,579

Net realized and unrealized gains/(losses)
Net realized gains (losses) on investments	(8,807)	(33)
Net change in unrealized gains (losses) on investments	1,263	(10,867)
Net realized and unrealized gains/(losses)	(7,544)	(10,900)

Net increase (decrease) in net assets resulting from operations	$7,979	$7,679

Per share information (basic and diluted)
Net investment income per share	$0.41	$0.53
Net increase (decrease) in net assets per share	$0.21	$0.22
Weighted average shares of common stock outstanding	37,649	35,349

Total distributions declared per share	$0.40	$0.40

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of December 31, 2022	35,348	$353	$470,572	$(50,985)	$419,940
Net increase (decrease) in net assets resulting from operations	—	—	—	7,679	7,679
Issuance of common stock, net	—	—	—	—	—
Distributions reinvested in common stock	49	1	566	—	567
Distributions from distributable earnings	—	—	—	(14,140)	(14,140)
Offering Costs	—	—	(92)	—	(92)
Balance as of March 31, 2023	35,397	$354	$471,046	$(57,446)	$413,954

Balance as of December 31, 2023	37,620	$376	$492,934	$(147,004)	$346,306
Net increase (decrease) in net assets resulting from operations	—	—	—	7,979	7,979
Issuance of common stock, net	133	1	1,254	—	1,255
Distributions reinvested in common stock	93	1	827	—	828
Distributions from distributable earnings	—	—	—	(15,101)	(15,101)
Balance as of March 31, 2024	37,846	$378	$495,015	$(154,126)	$341,267

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$7,979	$7,679
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(13,716)	(57,007)
Principal payments and proceeds from investments	38,760	19,991
Payment-in-kind interest on investments	(3,787)	(2,085)
Net change in unrealized (gains) losses on investments	(1,263)	10,867
Net realized (gains) losses on investments	8,807	33
Amortization and (accretion) of premiums and discounts, net	878	(1,810)
(Accretion) reduction of end-of-term payments, net of prepayments	(1,139)	(3,541)
Amortization of debt fees and issuance costs	587	585
Change in operating assets and liabilities:
Prepaid expenses and other assets	(3,518)	(297)
Base management fee payable	(188)	108
Income incentive fee payable	—	—
Other accrued expenses and liabilities	(15,201)	(7,483)
Net cash (used in) provided by operating activities	18,199	(32,960)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	15,000	45,000
Repayments under revolving credit facility	(191,000)	—
Distributions paid	(14,273)	(13,573)
Debt issuance costs	—	(6)
Offering costs	—	(92)
Proceeds from the issuance of common stock, net	1,255	—
Net cash provided by (used in) financing activities	(189,018)	31,329
Net change in cash, cash equivalents and restricted cash	(170,819)	(1,631)
Cash, cash equivalents and restricted cash at beginning of period	171,582	59,260
Cash, cash equivalents and restricted cash at end of period	$763	$57,629

	For the Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$124	$57,293
Restricted cash	639	336
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$763	$57,629

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,121	$12,873
Distributions reinvested	$828	$566
Excise tax paid	$1,470	$726

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	5/17/2022	$8,333	$8,345	$8,345	5/31/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	7/21/2022	8,750	8,722	8,722	7/31/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	9/30/2022	5,750	5,706	5,706	9/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	2/6/2023	2,167	2,182	2,182	2/28/2025
Total Application Software - 7.31%*			25,000	24,955	24,955

Aerospace and Defense
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	11/21/2023	1,000	978	978	11/30/2027
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	4,000	3,905	3,905	12/31/2027
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	5,000	4,881	4,881	12/31/2027
Total Aerospace and Defense - 2.86%*			10,000	9,764	9,764

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	2,902	2,544	2,475	11/30/2026
	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	7,000	7,082	6,904	12/31/2026
			9,902	9,626	9,379
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	20,000	21,167	21,188	6/30/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.50% EOT payment)	1/21/2022	347	361	362	7/31/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.50% EOT payment)(2)	12/28/2023	1,209	1,232	1,234	7/31/2024
			21,556	22,760	22,784
Farmer's Business Network, Inc.	Convertible Note (15.00% interest rate)(2)	9/28/2023	14	14	14	9/27/2025
NewStore Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 6.25% EOT payment)(2)	1/29/2024	2,500	2,447	2,447	1/31/2027
Uniphore Technologies Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	1,824	2,087	2,088	6/30/2024
	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	1,824	2,087	2,088	6/30/2024
			3,648	4,174	4,176
Total Business Applications Software - 11.37%*			37,620	39,021	38,800

Business Products and Services
Quick Commerce Ltd(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)	5/4/2022	21,000	21,581	16,017	5/31/2025
	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	10/19/2023	2,000	1,976	1,525	5/31/2025
Total Business Products and Services - 5.14%*			23,000	23,557	17,542

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/6/2021	$2,781	$2,815	$2,787	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/21/2021	438	454	449	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	8/10/2021	525	544	538	8/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	10/6/2021	2,430	2,510	2,479	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	1,578	1,624	1,603	11/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	4,233	4,358	4,301	11/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	1,414	1,455	1,440	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	540	556	550	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	95	98	97	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	3,060	3,138	3,105	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	1,166	1,185	1,170	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	439	446	440	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	2,850	2,850	2,807	3/31/2026
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	5,130	5,112	5,032	4/30/2026
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	306	304	299	6/30/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	300	291	291	10/31/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	2,282	2,210	2,210	11/30/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	174	168	168	12/31/2026
	Growth Capital Loan(8)	12/27/2023	2,178	2,179	1,632	12/31/2026
			31,919	32,297	31,398
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK interest, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	28,919	29,381	31,333	3/31/2027
Total Business/Productivity Software - 18.38%*			60,838	61,678	62,731

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Revolver (Prime + 4.25% interest rate, 11.75% floor)(2)	12/30/2022	—	—	—	12/30/2025
Total Consumer Finance - 0.00%*			—	—	—

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	12/30/2021	1,000	1,048	1,048	6/30/2025
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)	10/31/2022	813	857	857	10/31/2025
Total Consumer Non-Durables - 0.56%*			1,813	1,905	1,905

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Avantstay, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 5.50% EOT payment)	3/20/2023	$1,920	$1,928	$1,928	3/31/2026
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)	4/17/2023	648	646	646	4/30/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	6/15/2023	412	409	409	6/30/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	8/9/2023	954	944	944	8/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	9/1/2023	668	660	660	8/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	12/29/2023	426	404	404	8/31/2027
			5,028	4,991	4,991
Baby Generation, Inc.	Growth Capital Loan (Prime +7.50% interest rate, 10.75% floor, 8.00% EOT payment)(2)	1/26/2022	1,875	1,968	1,975	1/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	625	648	650	12/31/2024
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	2,188	2,240	2,248	3/31/2025
			4,688	4,856	4,873
Fiton Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	2/29/2024	8,889	8,677	8,677	8/1/2027
	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	3/8/2024	1,111	1,084	1,084	9/1/2027
			10,000	9,761	9,761
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)	7/5/2022	12,500	12,818	10,953	7/31/2025
	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)	10/21/2022	12,500	12,736	10,335	10/31/2025
			25,000	25,554	21,288
Frubana Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.75% floor, 5.00% EOT payment)(2)	1/25/2023	201	201	201	1/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 10.00% floor, 6.00% EOT payment)(2)	4/3/2023	8,000	8,101	8,101	4/30/2025
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 7.50% EOT payment)(2)	10/3/2023	8,000	7,910	7,910	10/31/2026
			16,201	16,212	16,212
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	144	152	152	4/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	374	394	394	5/31/2025
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	2,476	2,620	2,620	5/31/2025
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	2,976	2,975	2,975	4/30/2026
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	1,280	1,279	1,279	4/30/2026
			7,250	7,420	7,420
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 7.75% EOT payment)	8/12/2021	5,298	5,581	5,479	8/31/2025
	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 6.00% EOT payment)	5/26/2022	7,000	7,171	7,062	5/31/2025
			12,298	12,752	12,541
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,350	3,597	3,514	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	6,700	7,156	6,993	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	7,475	7,955	7,735	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	7,475	7,951	7,732	2/28/2025
			25,000	26,659	25,974

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

JOKR S.à r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	$2,666	$2,703	$2,660	11/30/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	8/17/2022	1,000	1,011	1,011	8/31/2026
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	11/2/2021	501	528	526	7/31/2024
			4,167	4,242	4,197
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	8,000	8,108	7,968	12/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 8.25% PIK interest, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	5,838	5,224	4,863	12/31/2026
	Growth Capital Loan (Prime + 8.25% PIK interest, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	3,274	2,911	2,892	12/31/2026
			9,112	8,135	7,755
Outdoor Voices, Inc.(7)	Growth Capital Loan (5.50% interest rate, 11.25% EOT payment)	2/26/2019	4,000	4,291	513	10/31/2033
	Growth Capital Loan (5.50% interest rate, 11.25% EOT payment)	4/4/2019	2,000	2,135	257	10/31/2033
			6,000	6,426	770
Project 1920, Inc.(7)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	1,927	1,973	1,080	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	2,100	2,142	1,177	3/25/2024
			4,027	4,115	2,257
MA Micro Limited(1)(3)	Convertible Note(2)(8)	12/31/2023	4,166	2,713	2,652	12/31/2028
	Growth Capital Loan (2)(8)	12/31/2023	4,166	1,442	1,410	12/31/2026
	Growth Capital Loan (2)(8)	12/31/2023	1,389	1,186	1,160	12/31/2028
			9,721	5,341	5,222
Total Consumer Products and Services - 38.45%*			146,492	144,572	131,229

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.75% EOT payment)	9/29/2021	16,917	16,648	16,648	11/30/2027
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	16,500	16,815	16,815	6/30/2027
	Revolver (Prime + 6.50% interest rate, 10.00% floor)(2)	6/15/2022	—	—	—	6/15/2025
			16,500	16,815	16,815
Outfittery GMBH(1)(3)	Growth Capital Loan (11.00% PIK interest, 14.73% EOT payment)(2)	1/1/2021	24,493	28,013	25,686	1/1/2025
	Revolver (4.50% Cash Interest + 4.50%PIK interest, 7.53% EOT payment)(2)	1/1/2021	4,143	4,356	4,191	1/1/2025
	Revolver (4.50% Cash Interest + 4.50% PIK interest, 9.00% EOT payment)(2)	12/28/2022	2,347	2,451	2,434	1/1/2025
			30,983	34,820	32,311
TFG Holding, Inc.(7)	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	10,500	11,003	7,673	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	7,000	7,018	5,116	12/31/2024
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	3/31/2022	7,000	7,002	5,093	9/30/2025
			24,500	25,023	17,882
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	19,500	20,656	20,656	11/30/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	3,000	3,057	3,057	12/31/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	5,500	5,672	5,672	12/31/2025
			28,000	29,385	29,385
Total E-Commerce - Clothing and Accessories - 33.12%*			116,900	122,691	113,041

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Entertainment
Luminary Roli Limited(1)(3)	Growth Capital Loan(2)(8)	8/31/2021	$35,492	$29,530	$10,139	8/31/2026
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	21,222	21,222	17,856	12/31/2024
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,444	1,444	1,328	12/31/2024
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,347	1,347	1,239	12/31/2024
			24,013	24,013	20,423
Total Entertainment - 8.96%*			59,505	53,543	30,562

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (8.00% cash interest rate + 6.28% PIK interest, 14.28% floor)(2)	12/31/2020	34,711	34,421	35,159	12/31/2025
Total Financial Institution and Services - 10.30%*			34,711	34,421	35,159

Financial Software
Synapse Financial Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% interest rate, 9.75% floor, 4.00% EOT payment)	7/29/2022	732	727	695	7/31/2025
Total Financial Software - 0.20%*			732	727	695

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	15,000	16,361	16,361	12/31/2024
Total Food & Drug - 4.79%*			15,000	16,361	16,361

Healthcare Technology Systems
Kalderos, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/14/2023	1,200	1,187	1,187	6/30/2026
	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/21/2023	1,800	1,780	1,780	6/30/2026
	Growth Capital Loan (Prime + 4.50% interest rate, 10.75% floor, 7.25% EOT payment)	3/21/2023	10,000	10,097	10,097	9/30/2026
			13,000	13,064	13,064
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)(2)	7/14/2023	5,000	4,897	4,897	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 11.00% floor, 6.00% EOT payment)	12/30/2022	20,000	20,312	20,312	12/31/2025
	Growth Capital Loan (Prime + 4.75% PIK interest, 11.00% floor, 6.00% EOT payment)	6/12/2023	22,265	22,557	22,557	6/12/2027
	Growth Capital Loan (Prime + 4.75% PIK interest, 11.00% floor, 6.00% EOT payment)(2)	6/14/2023	1,675	1,654	1,654	6/12/2027
			43,940	44,523	44,523
Total Healthcare Technology Systems - 18.31%*			61,940	62,484	62,484

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.25% EOT payment)	5/4/2023	1,000	1,006	1,006	2/28/2027
	Growth Capital Loan (Prime + 5.25% interest rate, 11.25% floor, 5.50% EOT payment)	5/4/2023	1,000	1,002	1,002	5/31/2027
Total Information Services (B2C) - 0.59%*			2,000	2,008	2,008

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	20,000	20,067	20,067	3/31/2027
Total Multimedia and Design Software - 5.88%*			20,000	20,067	20,067

Network Systems Management Software
Corelight, Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 8.00% floor, 6.00% EOT payment)(2)	1/29/2024	1,000	973	973	1/31/2027
Total Network Systems Management Software - 0.29%*			1,000	973	973

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)	6/13/2022	$10,000	$10,324	$10,137	9/30/2025
	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)	3/17/2023	10,000	10,063	10,022	6/30/2026
			20,000	20,387	20,159
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,927	6,261	3/8/2026
Total Other Financial Services - 7.74%*			27,035	27,314	26,420

Real Estate Services
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	10,000	10,469	9,886	6/30/2026
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)	12/30/2022	3,818	3,882	3,835	12/31/2024
			13,818	14,351	13,721
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.25% interest rate, 9.75% floor, 6.00% EOT payment)	5/25/2022	6,000	6,211	6,211	5/31/2025
	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)	12/27/2022	4,000	4,055	4,055	12/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 13.50% floor, 4.00% EOT payment)(2)	6/29/2023	10,000	10,030	10,030	12/31/2025
			20,000	20,296	20,296

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	$250	$261	$261	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	828	832	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	229	230	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	110	110	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	458	460	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	217	217	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	157	158	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,420	1,424	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	786	789	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	177	177	1/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	120	121	2/28/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	310	311	3/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	1,110	1,143	1,148	4/30/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	991	1,018	1,023	4/30/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2022	216	223	224	5/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	7/19/2022	200	203	204	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	7/19/2022	100	102	102	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	150	151	152	12/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	361	363	366	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/5/2022	565	566	570	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	5/23/2023	240	238	239	5/31/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	5/23/2023	434	431	434	5/31/2026
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2023	720	716	722	5/31/2026
			9,978	10,227	10,274
Total Real Estate Services - 12.98%*			43,796	44,874	44,291

Shopping Facilitators
Moda Operandi, Inc.(7)	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	12/30/2021	27,500	27,778	25,476	6/30/2024
Total Shopping Facilitators - 7.47%*			27,500	27,778	25,476

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	10/30/2019	20,000	20,778	20,508	1/31/2027
	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	3/27/2020	10,000	10,355	10,220	1/31/2027
Total Travel & Leisure - 9.00%*			30,000	31,133	30,728

Total Debt Investments - 203.71%*			$744,882	$749,826	$695,191

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Aerospace and Defense
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	22,488	192	81
Total Aerospace and Defense - 0.02%*				192	81

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock	5/10/2022	14,536	123	172
Total Application Software - 0.05%*				123	172

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	240
	Preferred Stock	6/29/2022	27,714	164	72
				302	312
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	23
Envoy, Inc.	Preferred Stock(2)	5/8/2020	358,930	82	208
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	24
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	253
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	1,295
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,160	102	102
NewStore Inc.	Preferred Stock(2)	11/16/2022	122,353	36	29
OneSource Virtual, Inc.	Preferred Stock(2)	6/25/2018	70,773	161	168
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018		213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	100
Total Business Applications Software - 0.96%*				2,216	3,265

Business Products and Services
Cart.com, Inc.	Common Stock(2)	12/30/2021	32,731	477	640
	Preferred Stock(2)	3/31/2022	4,532	25	51
				502	691
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	227
Quick Commerce Ltd(1)(3)	Preferred Stock	5/4/2022	1,390,448	311	—
Substack Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Total Business Products and Services - 0.27%*				1,016	924

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock	7/6/2021	49,892	626	738
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	87,385	87	1,039
Total Business/Productivity Software - 0.52%*				713	1,777

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	67
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*				120	178

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	188
Total Commercial Services - 0.06%*				188	188

Computer Hardware
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	52,773	183	121
Total Computer Hardware - 0.04%*				183	121

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	10/8/2020	108,468	$346	$703
Total Consumer Finance - 0.21%*				346	703

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	2,262	85	84
Don't Run Out, Inc.	Preferred Stock	12/30/2021	42,929	30	13
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Preferred Stock(2)	11/27/2019	98,723	73	954
Total Consumer Non-Durables - 0.31%*				188	1,051

Consumer Products and Services
AvantStay, Inc.	Common Stock	12/12/2022	24,495	151	199
Baby Generation, Inc.	Common Stock(2)	1/26/2022	33,964	25	25
everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	25	24
FitOn Inc.	Common Stock(2)	2/29/2024	67,097	148	148
Flink SE(1)(3)	Preferred Stock	4/13/2022	178	339	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	26,619	116	86
Frubana Inc.(1)(3)	Preferred Stock(2)	9/30/2022	15,987	334	239
Good Eggs, Inc.	Preferred Stock	8/12/2021	154,633	401	22
Hydrow, Inc.	Common Stock	2/9/2021	103,267	143	—
	Preferred Stock	8/6/2021	53,903	89	—
				232	—
JOKR S.à r.l.(1)(3)	Preferred Stock	7/24/2023	8,120	275	44
Lower Holding Company	Preferred Stock	12/28/2022	146,431	189	29
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/2/2022	894,182	1,258	1,082
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	—
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	41,140	23	—
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	93	14
The Black Tux, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	460
Total Consumer Products and Services - 1.00%*				4,577	3,399

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	128
Savage X, Inc.	Preferred Stock(2)	4/7/2020	28,977	471	617
Total Consumer Retail - 0.22%*				639	745

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021		190	465
Total Database Software - 0.14%*				190	465

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	463
	Common Stock	9/29/2023	117,338	375	375
				1,315	838
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	249
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017		1,850	1,084
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	—
	Common Stock(2)	11/25/2015	149,203	1,081	—
				1,294	—
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
TFG Holding, Inc.	Common Stock	11/30/2020	229,330	762	—
Trendly, Inc.	Preferred Stock	5/27/2021	574,742	381	914
	Preferred Stock	6/7/2022	57,924	44	69
				425	983
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018		39	57
Total E-Commerce - Clothing and Accessories - 0.96%*				6,242	3,281

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)	4/2/2018	62,128	$219	$2
	Common Stock(2)	5/22/2019	25,664	228	—
				447	2
Merama Inc.	Preferred Stock(2)	4/28/2021	191,274	406	1,502
Total E-Commerce - Personal Goods - 0.44%*				853	1,504

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	—
Total Entertainment - 0.00%*				922	—

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	948
Revolut Ltd(1)(3)	Ordinary Shares(2)	4/16/2018	6,253	40	2,156
	Ordinary Shares(2)	10/29/2019	7,945	324	2,455
				364	4,611
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	1,041
	Preferred Stock(2)	12/23/2015	46,548	136	321
				518	1,362
Total Financial Institution and Services - 2.29%*				2,112	7,830

Financial Software
Synapse Financial Technologies, Inc.	Nonvoting Stock	7/29/2022	3,913	23	—
Total Financial Software - 0.00%*				23	—

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	437	34
	Cash Exit Fee(5)	12/28/2018		129	123
Total Food & Drug - 0.05%*				566	157

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	33,510	70	70
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	1,092
Total General Media and Content - 0.34%*				694	1,162

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	22	16
Vial Health Technology, Inc.	Preferred Stock(2)	12/14/2022	48,889	33	33
Total Healthcare Services - 0.01%*				55	49

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	24
Kalderos, Inc.	Preferred Stock	12/27/2022	73,606	167	92
K Health, Inc.	Common Stock(2)	7/14/2023	61,224	187	187
Thirty Madison, Inc.	Preferred Stock	12/30/2022	167,494	445	451
Total Healthcare Technology Systems - 0.22%*				857	754

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	11,974	9	9
Total Information Services (B2C) - 0.00%*				9	9

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	183,642	$309	$360
Open Space Labs, Inc.	Preferred Stock(2)	11/15/2022	2,954	7	4
Total Multimedia and Design Software - 0.11%*				316	364

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	106
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	441
Corelight, Inc.	Common Stock(2)	9/29/2022	45,977	235	258
Total Network Systems Management Software - 0.24%*				421	805

Other Financial Services
Jerry Services, Inc.	Preferred Stock	6/13/2022	41,936	169	100
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	429
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	230
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	1,488,450	223	595
Total Other Financial Services - 0.40%*				877	1,354

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	89
	Preferred Stock(2)	11/5/2020	55,326	76	61
				120	150
Homeward, Inc.	Preferred Stock	12/10/2021	71,816	211	6
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	37,485	295	117
Mynd Management, Inc.	Preferred Stock	5/25/2022	26,765	19	5
Sonder Holdings Inc.	Common Stock(2)	12/28/2018	10,024	232	—
	Common Stock(2)	3/4/2020	1,049	42	—
				274	—
True Footage Inc.	Preferred Stock	11/24/2021	88,762	147	282
Total Real Estate Services - 0.17%*				1,072	575

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	12/30/2021	36,450	169	—
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	139
Total Shopping Facilitators - 0.04%*				211	139

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock	9/18/2019	12,027	362	405
	Preferred Stock	8/26/2022	24,066	996	1,032
Total Travel & Leisure - 0.42%*				1,358	1,437

Total Warrant Investments - 9.57%*				$27,707	$32,653

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2024
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$174
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	107
Envoy, Inc.	Preferred Stock(2)	12/30/2021	212,160	667	541
FlashParking, Inc.	Preferred Stock(2)	7/19/2022	33,116	455	446
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	277
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	860	28	13
	Preferred Stock(2)	9/28/2023	4,181	138	12
				166	25
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	287
Total Business Applications Software - 0.57%*				2,382	1,960

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	51
Total Business/Productivity Software - 0.01%*				150	51

Commercial Services
MXP Prime GmbH(1)(3)	Common Stock(2)	2/3/2022	165	1,140	12
	Preferred Stock(2)	6/29/2023	23	—	132
	Preferred Stock(2)	6/29/2023	46	50	50
				1,190	194
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.07%*				1,240	244

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	227
Total Consumer Finance - 0.07%*				150	227

Consumer Non-Durables
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Common Stock(2)(10)	4/29/2019	78,935	500	1,221
Misfits Market, Inc. (f/k/a Imperfect Foods, Inc.)	Preferred Stock(2)	12/31/2022	1,615	142	152
	Preferred Stock(2)	12/31/2022	7,196	358	385
				500	537
Total Consumer Non-Durables - 0.52%*				1,000	1,758

Consumer Products and Services
everdrop GmbH(1)(3)	Preferred Stock(2)	8/1/2022	78	310	325
Frubana Inc.(1)(3)	Preferred Stock(2)	7/13/2022	7,993	500	363
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	11
	Preferred Stock(2)	3/19/2021	46,456	335	11
				668	22
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,843	188	164
	Preferred Stock(2)	11/3/2022	787	37	47
				225	211
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Total Consumer Products and Services - 0.27%*				1,713	931

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	588
	Preferred Stock(2)	11/30/2021	10,393	500	467
Total Consumer Retail - 0.31%*				1,000	1,055

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2024
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	$500	$499
Total E-Commerce - Clothing and Accessories - 0.15%*				500	499

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)(10)	6/5/2018	31,576	500	53
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	194
	Preferred Stock(2)	4/19/2021	14,490	83	168
	Preferred Stock(2)	9/1/2021	10,298	167	160
				283	522
Total E-Commerce - Personal Goods - 0.17%*				783	575

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(10)	1/5/2018	60,926	250	177
Total Educational/Training Software - 0.05%*				250	177

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	318
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	—
Total Entertainment - 0.09%*				3,525	318

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	20,110	18,570
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	9,712
Total Financial Institution and Services - 8.29%*				20,402	28,282

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	128,423	716	369
Total Food & Drug - 0.11%*				716	369

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	127,656	1,000	1,000
Total General Media and Content - 0.29%*				1,000	1,000

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	155
	Common Stock(2)	1/14/2020	142,855	404	93
				600	248
Kalderos, Inc.	Preferred Stock(2)	12/27/2022	45,403	325	303
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	524
Thirty Madison, Inc.	Preferred Stock(2)	5/31/2019	81,708	1,000	757
Total Healthcare Technology Systems - 0.54%*				2,303	1,832

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	42,378	231	263
Total Multimedia and Design Software - 0.08%*				231	263

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	1,003
	Preferred Stock(2)	4/7/2020	9,022	125	153
Total Network Systems Management Software - 0.34%*				525	1,156

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of March 31, 2024
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	5/6/2022	8,231	$104	$74
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	1,345
	Ordinary Shares(2)	1/5/2022	26,281	516	478
				1,516	1,823
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,464
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total Other Financial Services - 1.01%*				2,984	3,461

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/18/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	11,246	300	209
Sonder Holdings Inc.	Common Stock(2)(10)	5/21/2019	2,186	312	6
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	122
Total Real Estate Services - 0.11%*				741	366

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	295
	Preferred Stock(2)	5/9/2022	9,169	623	918
				923	1,213
Inspirato LLC	Common Stock(2)(4)(10)	9/11/2014	6,081	288	24
Total Travel & Leisure - 0.36%*				1,211	1,237

Total Equity Investments - 13.41%*				$42,806	$45,761

Total Investments in Portfolio Companies - 226.69%*(9)(11)				$820,339	$773,605

Cash Equivalents
Money Market Fund	Type of Investment	Ticker		Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM		$32	$32
Total Cash Equivalents - 0.01%*				$32	$32
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of March 31, 2024, non-qualifying assets represented 36.4% of the Company’s total assets, at fair value.
(2)As of March 31, 2024, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $29.8 million, $59.6 million and $29.8 million, respectively, for the March 31, 2024 investment portfolio. The tax cost of investments is $803.4 million.
(7)Debt is on non-accrual status as of March 31, 2024 and is therefore considered non-income producing. Non-accrual investments as of March 31, 2024 had a total cost and fair value of $64.1 million and $47.1 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in six public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of March 31, 2024, the Company’s portfolio company investments that were subject to restrictions on sales totaled $771.6 million at fair value and represented 226.1% of the Company’s net assets. In addition, unless otherwise indicated, as of March 31, 2024, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(12)Acquisition date represents the date of the investment in the portfolio investment.
*    Value as a percentage of net assets.
_______________

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	5/17/2022	$8,333	$8,292	$8,292	5/31/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	7/21/2022	8,750	8,666	8,666	7/31/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	9/30/2022	5,750	5,670	5,670	9/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	2/6/2023	2,167	2,170	2,170	2/28/2025
Total Application Software - 7.16%*			25,000	24,798	24,798

Aerospace and Defense
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	11/21/2023	1,000	973	973	11/30/2027
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	4,000	3,884	3,884	12/31/2027
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	5,000	4,855	4,855	12/31/2027
Total Aerospace and Defense - 2.80%*			10,000	9,712	9,712

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (8.75% interest rate, 3.25% EOT payment)	12/16/2021	3,654	3,821	3,793	12/31/2024
	Growth Capital Loan (9.75% interest rate, 7.00% EOT payment)	5/6/2022	11,000	11,216	10,987	11/30/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	6/29/2022	7,000	7,046	6,924	12/31/2026
			21,654	22,083	21,704
FlashParking, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 7.00% EOT payment)	6/15/2021	20,000	20,944	20,986	6/30/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.50% EOT payment)	1/21/2022	347	360	361	7/31/2024
	Growth Capital Loan (Prime + 5.00% interest rate, 8.25% floor, 4.50% EOT payment)(2)	12/28/2023	1,209	1,210	1,213	7/31/2024
			21,556	22,514	22,560
Farmer's Business Network, Inc.	Convertible Note (15.00% interest rate)(2)	9/28/2023	14	14	14	9/27/2025
Uniphore Technologies Inc.	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	3,599	3,833	3,824	6/30/2024
	Growth Capital Loan (11.00% interest rate, 4.00% EOT payment)	12/22/2021	3,599	3,833	3,824	6/30/2024
			7,198	7,666	7,648
Total Business Applications Software - 14.99%*			50,422	52,277	51,926

Business Products and Services
Quick Commerce Ltd(1)(3)	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)	5/4/2022	21,000	21,396	20,443	5/31/2025
	Growth Capital Loan (Prime + 7.50% interest rate, 10.75% floor, 7.50% EOT payment)(2)	10/19/2023	2,000	1,944	1,861	5/31/2025
			23,000	23,340	22,304
RenoRun US Inc.(1)(3)(7)	Growth Capital Loan (Prime + 10.50% interest rate, 13.75% floor, 8.25% EOT payment)(2)	12/30/2021	174	85	360	12/31/2025
Total Business Products and Services - 6.54%*			23,174	23,425	22,664

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/6/2021	$2,781	$2,793	$2,759	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/21/2021	438	453	447	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	8/10/2021	525	542	535	8/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	10/6/2021	2,430	2,501	2,465	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	1,578	1,618	1,594	11/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	4,233	4,341	4,277	11/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	1,414	1,447	1,430	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	540	553	546	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	95	97	96	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	3,060	3,120	3,082	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	1,166	1,178	1,161	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	439	443	437	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	2,850	2,832	2,785	3/31/2026
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	5,130	5,079	4,992	4/30/2026
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	306	302	296	6/30/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	300	289	289	10/31/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	2,282	2,192	2,192	11/30/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	174	167	167	12/31/2026
	Growth Capital Loan(8)	12/27/2023	2,179	2,179	1,573	12/31/2026
			31,920	32,126	31,123
Metropolis Technologies, Inc.	Growth Capital Loan (Prime + 4.34% cash interest rate + 4.16% PIK interest, 11.75% floor, 7.00% EOT payment)(2)	3/30/2022	28,284	28,646	28,859	3/31/2027
Total Business/Productivity Software - 17.32%*			60,204	60,772	59,982

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Revolver (Prime + 4.25% interest rate, 11.75% floor)(2)	12/30/2022	—	—	—	12/30/2025
Total Consumer Finance - 0.00%*			—	—	—

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	12/30/2021	1,000	1,038	1,038	6/30/2025
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)	10/31/2022	927	960	960	10/31/2025
			1,927	1,998	1,998
Underground Enterprises, Inc.(7)	Growth Capital Loan (Prime + 3.00% interest rate, 6.50% floor, 1.00% EOT payment)	11/3/2022	2,250	2,211	340	10/31/2023
	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)	11/3/2022	1,500	1,493	227	10/31/2023
	Growth Capital Loan (Prime + 3.75% interest rate, 7.25% floor, 5.50% EOT payment)	11/3/2022	2,250	2,230	340	10/31/2023
			6,000	5,934	907
Total Consumer Non-Durables - 0.84%*			7,927	7,932	2,905

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Avantstay, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 5.50% EOT payment)	3/20/2023	$1,920	$1,913	$1,913	3/31/2026
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)	4/17/2023	648	642	642	4/30/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	6/15/2023	412	407	407	6/30/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	8/9/2023	954	938	938	8/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	9/1/2023	668	656	656	8/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	12/29/2023	426	400	400	8/31/2027
			5,028	4,956	4,956
Baby Generation, Inc.	Growth Capital Loan (Prime +7.50% interest rate, 10.75% floor, 8.00% EOT payment)(2)	1/26/2022	1,875	1,953	1,961	1/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	625	641	644	12/31/2024
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	2,187	2,215	2,225	3/31/2025
			4,687	4,809	4,830
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)	7/5/2022	12,500	12,693	10,337	7/31/2025
	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)	10/21/2022	12,500	12,624	9,771	10/31/2025
			25,000	25,317	20,108
Frubana Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.75% floor, 5.00% EOT payment)(2)	1/25/2023	210	209	209	1/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 10.00% floor, 6.00% EOT payment)(2)	4/3/2023	8,000	8,024	8,024	4/30/2025
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 7.50% EOT payment)(2)	10/3/2023	8,000	7,860	7,860	10/31/2026
			16,210	16,093	16,093
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	174	181	181	4/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	446	462	462	5/31/2025
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	2,954	3,068	3,068	5/31/2025
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	2,976	2,952	2,952	4/30/2026
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	1,280	1,269	1,269	4/30/2026
			7,830	7,932	7,932
Good Eggs, Inc.	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 7.75% EOT payment)	8/12/2021	5,298	5,542	5,413	8/31/2025
	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 6.00% EOT payment)	5/26/2022	7,000	7,103	6,961	5/31/2025
			12,298	12,645	12,374
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,350	3,570	3,464	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	6,700	7,092	6,882	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	7,475	7,889	7,618	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	7,475	7,885	7,614	2/28/2025
			25,000	26,436	25,578

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

JOKR S.à r.l.(1)(3)	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	11/3/2021	$2,890	$2,901	$2,847	11/30/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 6.00% EOT payment)	8/17/2022	1,000	1,006	991	8/31/2026
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	11/2/2021	501	505	500	7/31/2024
			4,391	4,412	4,338
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	8,000	8,047	7,872	12/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 8.25% PIK interest, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	5,598	4,904	4,620	12/31/2026
	Growth Capital Loan (Prime + 8.25% PIK interest, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	3,140	2,733	2,747	12/31/2026
			8,738	7,637	7,367
Outdoor Voices, Inc.(7)	Growth Capital Loan (5.50% interest rate, 11.25% EOT payment)	2/26/2019	4,000	4,347	1,437	10/31/2033
	Growth Capital Loan (5.50% interest rate, 11.25% EOT payment)	4/4/2019	2,000	2,163	719	10/31/2033
			6,000	6,510	2,156
Project 1920, Inc.(7)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	1,927	1,973	1,080	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	2,100	2,142	1,177	3/25/2024
			4,027	4,115	2,257
MA Micro Limited(1)(3)	Convertible Note(2)(8)	12/31/2023	4,166	2,713	2,713	12/31/2028
	Growth Capital Loan (2)(8)	12/31/2023	4,166	1,442	1,442	12/31/2026
	Growth Capital Loan (2)(8)	12/31/2023	1,389	1,186	1,186	12/31/2028
			9,721	5,341	5,341
Total Consumer Products and Services - 35.00%*			136,930	134,250	121,202

E-Commerce - Clothing and Accessories
Dia Styling Co.	Growth Capital Loan (Prime + 4.75% interest rate, 13.25% floor, 8.25% EOT payment)	6/30/2022	5,000	5,230	5,164	6/30/2025
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.75% EOT payment)	9/29/2021	16,917	16,562	16,562	11/30/2027
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	16,500	16,771	16,771	6/30/2027
	Revolver (Prime + 6.50% interest rate, 10.00% floor)(2)	6/15/2022	—	—	—	6/15/2025
			16,500	16,771	16,771
Outfittery GMBH(1)(3)	Growth Capital Loan (11.00% PIK interest, 14.73% EOT payment)(2)	1/1/2021	24,493	27,137	25,059	1/1/2025
	Revolver (9.00%PIK interest, 7.53% EOT payment)(2)	1/1/2021	4,106	4,290	4,157	1/1/2025
	Revolver (9.00% PIK interest, 9.00% EOT payment)(2)	12/28/2022	2,328	2,406	2,406	1/1/2025
			30,927	33,833	31,622
TFG Holding, Inc.(7)	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/4/2020	10,500	11,004	10,034	12/31/2023
	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.50% EOT payment)	12/21/2021	7,000	7,018	6,728	12/31/2024
	Growth Capital Loan (Prime + 7.25% interest rate, 10.50% floor, 7.00% EOT payment)(2)	3/31/2022	7,000	7,002	6,508	9/30/2025
			24,500	25,024	23,270
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	19,500	20,484	20,484	11/30/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	3,000	3,034	3,034	12/31/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	5,500	5,638	5,638	12/31/2025
			28,000	29,156	29,156
Total E-Commerce - Clothing and Accessories - 35.39%*			121,844	126,576	122,545

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

E-Commerce - Personal Goods
Merama Inc.	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	5/17/2021	$4,168	$4,396	$4,373	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	6/30/2021	1,951	2,056	2,045	6/30/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	8/4/2021	4,163	4,361	4,331	8/31/2024
	Growth Capital Loan (10.00% interest rate, 7.50% EOT payment)	2/17/2023	9,692	9,693	9,533	8/31/2025
Total E-Commerce - Personal Goods - 5.86%*			19,974	20,506	20,282

Entertainment
Luminary Roli Limited(1)(3)	Growth Capital Loan(2)(8)	8/31/2021	35,492	29,530	10,229	8/31/2026
Mind Candy Limited(1)(3)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	20,591	20,591	17,326	3/31/2024
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,412	1,412	1,297	3/31/2024
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,317	1,317	1,210	3/31/2024
			23,320	23,320	19,833
Total Entertainment - 8.68%*			58,812	52,850	30,062

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (8.00% cash interest rate + 6.28% PIK interest, 14.28% floor)(2)	12/31/2020	34,166	33,843	33,709	12/31/2025
Total Financial Institution and Services - 9.73%*			34,166	33,843	33,709

Financial Software
Synapse Financial Technologies, Inc.	Growth Capital Loan (Prime + 5.75% interest rate, 9.75% floor, 4.00% EOT payment)	7/29/2022	811	821	811	7/31/2025
Total Financial Software - 0.23%*			811	821	811

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	15,000	16,185	15,941	12/31/2024
Total Food & Drug - 4.60%*			15,000	16,185	15,941

Healthcare Technology Systems
Kalderos, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/14/2023	1,200	1,179	1,179	6/30/2026
	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/21/2023	1,800	1,768	1,768	6/30/2026
	Growth Capital Loan (Prime + 4.50% interest rate, 10.75% floor, 7.25% EOT payment)	3/21/2023	10,000	10,024	10,024	9/30/2026
			13,000	12,971	12,971
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)(2)	7/14/2023	5,000	4,847	4,847	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 11.00% floor, 6.00% EOT payment)	12/30/2022	20,000	20,176	20,176	12/31/2025
	Growth Capital Loan (Prime + 4.75% PIK interest, 11.00% floor, 6.00% EOT payment)	6/12/2023	21,535	21,777	21,777	6/12/2027
	Growth Capital Loan (Prime + 4.75% PIK interest, 11.00% floor, 6.00% EOT payment)(2)	6/14/2023	1,620	1,593	1,593	6/12/2027
			43,155	43,546	43,546
Total Healthcare Technology Systems - 17.72%*			61,155	61,364	61,364

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Information Services (B2C)
Tempus Ex Machina, Inc.	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.25% EOT payment)	5/4/2023	$1,000	$1,002	$1,002	2/28/2027
	Growth Capital Loan (Prime + 5.25% interest rate, 11.25% floor, 5.50% EOT payment)	5/4/2023	1,000	997	997	5/31/2027
Total Information Services (B2C) - 0.58%*			2,000	1,999	1,999

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	20,000	19,968	19,968	3/31/2027
Total Multimedia and Design Software - 5.77%*			20,000	19,968	19,968

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)	6/13/2022	10,000	10,250	10,036	9/30/2025
	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)	3/17/2023	10,000	9,995	9,951	6/30/2026
			20,000	20,245	19,987
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,915	6,125	3/8/2026
Total Other Financial Services - 7.54%*			27,035	27,160	26,112

Real Estate Services
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	10,000	10,418	10,049	6/30/2026
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)	12/30/2022	5,000	5,035	4,989	12/31/2024
			15,000	15,453	15,038
Mynd Management, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)	5/25/2022	6,000	6,188	6,188	5/31/2025
	Growth Capital Loan (Prime + 6.00% interest rate, 9.50% floor, 6.00% EOT payment)	12/27/2022	4,000	4,027	4,027	12/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 13.50% floor, 4.00% EOT payment)(2)	6/29/2023	10,000	9,972	9,972	12/31/2025
			20,000	20,187	20,187

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	$250	$258	$256	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	822	813	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	227	225	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	109	108	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	455	450	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	215	213	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	156	154	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,409	1,395	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	780	772	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	175	173	1/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	115	119	118	2/28/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	307	304	3/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	1,109	1,135	1,119	4/30/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	991	1,010	996	4/30/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2022	216	221	217	5/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	7/19/2022	200	201	198	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	7/19/2022	100	101	100	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	150	150	147	12/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	361	360	354	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/5/2022	565	562	552	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	5/23/2023	240	236	231	5/31/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	5/23/2023	434	427	418	5/31/2026
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2023	720	710	694	5/31/2026
			9,976	10,145	10,007
Total Real Estate Services - 13.06%*			44,976	45,785	45,232

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	12/30/2021	27,500	28,977	28,977	6/30/2024
Total Shopping Facilitators - 8.37%*			27,500	28,977	28,977

Travel & Leisure
GoEuro Corp.(1)(3)	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	10/30/2019	20,000	20,673	20,093	1/31/2027
	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	3/27/2020	10,000	10,299	10,011	1/31/2027
Total Travel & Leisure - 8.69%*			30,000	30,972	30,104

Total Debt Investments - 210.88%*			$776,930	$780,172	$730,295

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Aerospace and Defense
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	22,488	192	67
Total Aerospace and Defense - 0.02%*				192	67

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock	5/10/2022	14,536	123	172
Total Application Software - 0.05%*				123	172

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	240
	Preferred Stock	6/29/2022	27,714	164	72
				302	312
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	23
Envoy, Inc.	Preferred Stock(2)	5/8/2020	358,930	82	208
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	24
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	253
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	1,295
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,160	102	102
NewStore Inc.	Preferred Stock(2)	11/16/2022	48,941	18	12
OneSource Virtual, Inc.	Preferred Stock(2)	6/25/2018	70,773	161	168
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018		213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	100
Total Business Applications Software - 0.94%*				2,198	3,248

Business Products and Services
Cart.com, Inc.	Common Stock(2)	12/30/2021	32,731	477	640
	Preferred Stock(2)	3/31/2022	4,532	25	51
				502	691
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	227
Quick Commerce Ltd(1)(3)	Preferred Stock	5/4/2022	1,390,448	311	111
Substack Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Total Business Products and Services - 0.30%*				1,016	1,035

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock	7/6/2021	49,892	626	738
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	87,385	87	523
Total Business/Productivity Software - 0.36%*				713	1,261

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	67
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*				120	178

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*				188	188

Computer Hardware
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	52,773	183	121
Total Computer Hardware - 0.03%*				183	121

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	10/8/2020	108,468	$346	$703
The Aligned Company (f/k/a Thingy Thing Inc.)	Preferred Stock(2)	10/21/2021	5,855	17	191
	Preferred Stock(2)	4/1/2022	163	2	2
				19	193
Total Consumer Finance - 0.26%*				365	896

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	2,262	85	84
Don't Run Out, Inc.	Preferred Stock	12/30/2021	42,929	30	13
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Preferred Stock(2)	11/27/2019	98,723	73	407
Total Consumer Non-Durables - 0.15%*				188	504

Consumer Products and Services
AvantStay, Inc.	Common Stock	12/12/2022	24,495	151	199
Baby Generation, Inc.	Common Stock(2)	1/26/2022	33,964	25	25
everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	25	25
Flink SE(1)(3)	Preferred Stock	4/13/2022	178	339	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	26,619	116	86
Frubana Inc.(1)(3)	Preferred Stock(2)	9/30/2022	15,987	334	239
Good Eggs, Inc.	Preferred Stock	8/12/2021	154,633	401	22
Hydrow, Inc.	Common Stock	2/9/2021	150,561	143	—
	Preferred Stock	8/6/2021	53,903	89	—
				232	—
JOKR S.à r.l.(1)(3)	Preferred Stock	7/24/2023	8,120	275	44
Lower Holding Company	Preferred Stock	12/28/2022	146,431	189	26
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/2/2022	894,182	1,258	1,107
Outdoor Voices, Inc.	Common Stock	2/26/2019	732,387	369	7
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	41,140	23	—
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	93	14
The Black Tux, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	460
Total Consumer Products and Services - 0.95%*				4,429	3,281

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	128
Savage X, Inc.	Preferred Stock(2)	4/7/2020	28,977	471	617
Total Consumer Retail - 0.22%*				639	745

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021		190	465
Total Database Software - 0.13%*				190	465

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	463
	Common Stock	9/29/2023	117,338	375	375
				1,315	838
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	249
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017		1,850	1,109
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	88,037	213	—
	Common Stock(2)	11/25/2015	149,203	1,081	—
				1,294	—

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	$41	$70
TFG Holding, Inc.	Common Stock	11/30/2020	229,330	762	—
Trendly, Inc.	Preferred Stock	5/27/2021	574,742	381	914
	Preferred Stock	6/7/2022	57,924	44	69
				425	983
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018		39	57
Total E-Commerce - Clothing and Accessories - 0.95%*				6,242	3,306

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)	4/2/2018	62,128	219	4
	Common Stock(2)	5/22/2019	25,664	228	—
				447	4
Merama Inc.	Preferred Stock	4/28/2021	191,274	406	1,502
Total E-Commerce - Personal Goods - 0.43%*				853	1,506

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	—
Total Entertainment - 0.00%*				922	—

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	609
Revolut Ltd(1)(3)	Ordinary Shares(2)	4/16/2018	6,253	40	1,504
	Ordinary Shares(2)	10/29/2019	7,945	324	1,639
				364	3,143
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	1,050
	Preferred Stock(2)	12/23/2015	46,548	136	324
				518	1,374
Total Financial Institution and Services - 1.74%*				2,112	6,035

Financial Software
Synapse Financial Technologies, Inc.	Nonvoting Stock	7/29/2022	3,913	23	—
Total Financial Software - 0.00%*				23	—

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	437	34
	Cash Exit Fee(5)	12/28/2018		129	123
Total Food & Drug - 0.05%*				566	157

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	33,510	70	70
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	625	1,092
Total General Media and Content - 0.34%*				695	1,162

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	22	16
Vial Health Technology, Inc.	Preferred Stock(2)	12/14/2022	48,889	33	33
Total Healthcare Services - 0.01%*				55	49

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	24
Kalderos, Inc.	Preferred Stock	12/27/2022	73,606	167	92
K Health, Inc.	Common Stock(2)	7/14/2023	61,224	187	187
Thirty Madison, Inc.	Preferred Stock	12/30/2022	167,494	445	451
Total Healthcare Technology Systems - 0.22%*				857	754

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Information Services (B2C)
Tempus Ex Machina, Inc.	Preferred Stock	5/1/2023	11,974	$9	$9
Total Information Services (B2C) - 0.00%*				9	9

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	183,642	309	360
Open Space Labs, Inc.	Preferred Stock(2)	11/15/2022	2,954	7	4
Total Multimedia and Design Software - 0.11%*				316	364

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	106
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	441
Corelight, Inc.	Common Stock(2)	9/29/2022	45,977	235	202
Total Network Systems Management Software - 0.22%*				421	749

Other Financial Services
Jerry Services, Inc.	Preferred Stock	6/13/2022	41,936	169	100
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	446
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	235
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	1,488,450	223	588
Total Other Financial Services - 0.40%*				877	1,369

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	89
	Preferred Stock(2)	11/5/2020	55,326	76	61
				120	150
Homeward, Inc.	Preferred Stock	12/10/2021	71,816	211	33
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	37,485	295	116
Mynd Management, Inc.	Preferred Stock	5/25/2022	26,765	19	18
Sonder Holdings Inc.	Common Stock(2)	12/28/2018	10,024	232	—
	Common Stock(2)	3/4/2020	1,049	42	—
				274	—
True Footage Inc.	Preferred Stock	11/24/2021	88,762	147	282
Total Real Estate Services - 0.18%*				1,072	614

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	12/30/2021	36,450	169	80
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	139
Total Shopping Facilitators - 0.06%*				211	219

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock	9/18/2019	12,027	362	405
	Preferred Stock	8/26/2022	24,066	996	1,032
Total Travel & Leisure - 0.41%*				1,358	1,437

Total Warrant Investments - 8.68%*				$27,561	$30,055

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$174
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	107
Envoy, Inc.	Preferred Stock(2)	12/30/2021	212,160	667	541
FlashParking, Inc.	Preferred Stock(2)	7/19/2022	33,116	455	446
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	277
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	860	28	13
	Preferred Stock(2)	9/28/2023	4,181	138	12
				166	25
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	287
Total Business Applications Software - 0.57%*				2,382	1,960

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	51
Total Business/Productivity Software - 0.01%*				150	51

Commercial Services
MXP Prime GmbH(1)(3)	Common Stock(2)	2/3/2022	165	1,140	12
	Preferred Stock(2)	6/29/2023	23	—	134
	Preferred Stock(2)	6/29/2023	46	50	51
				1,190	197
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.07%*				1,240	247

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	227
Total Consumer Finance - 0.07%*				150	227

Consumer Non-Durables
Hims & Hers Health, Inc. (f/k/a Hims, Inc.)	Common Stock(2)(10)	4/29/2019	78,935	500	703
Misfits Market, Inc. (f/k/a Imperfect Foods, Inc.)	Preferred Stock(2)	12/31/2022	1,615	142	152
	Preferred Stock(2)	12/31/2022	7,196	358	385
				500	537
Total Consumer Non-Durables - 0.36%*				1,000	1,240

Consumer Products and Services
everdrop GmbH(1)(3)	Preferred Stock(2)	8/1/2022	78	310	333
Frubana Inc.(1)(3)	Preferred Stock(2)	7/13/2022	7,993	500	363
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	11
	Preferred Stock(2)	3/19/2021	46,456	335	11
				668	22
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,843	188	164
	Preferred Stock(2)	11/3/2022	787	37	47
				225	211
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Total Consumer Products and Services - 0.27%*				1,713	939

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	587
	Preferred Stock(2)	11/30/2021	10,393	500	467
Total Consumer Retail - 0.30%*				1,000	1,054

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	$500	$499
Total E-Commerce - Clothing and Accessories - 0.14%*				500	499

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)(10)	6/5/2018	31,576	500	56
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	194
	Preferred Stock(2)	4/19/2021	14,490	83	168
	Preferred Stock(2)	9/1/2021	10,298	167	160
				283	522
Total E-Commerce - Personal Goods - 0.17%*				783	578

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(10)	1/5/2018	60,926	250	209
Total Educational/Training Software - 0.06%*				250	209

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	315
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	—
Total Entertainment - 0.09%*				3,525	315

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	19,714	17,773
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	7,020
Total Financial Institution and Services - 7.16%*				20,006	24,793

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	128,423	716	369
Total Food & Drug - 0.11%*				716	369

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	127,656	1,000	1,000
Total General Media and Content - 0.29%*				1,000	1,000

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	155
	Common Stock(2)	1/14/2020	142,855	404	93
				600	248
Kalderos, Inc.	Preferred Stock(2)	12/27/2022	45,403	325	303
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	373
Thirty Madison, Inc.	Preferred Stock(2)	5/31/2019	81,708	1,000	757
Total Healthcare Technology Systems - 0.49%*				2,303	1,681

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	42,378	231	263
Total Multimedia and Design Software - 0.08%*				231	263

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	1,004
	Preferred Stock(2)	4/7/2020	9,022	125	153
Total Network Systems Management Software - 0.33%*				525	1,157

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2023
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	5/6/2022	8,231	$104	$74
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	1,430
	Ordinary Shares(2)	1/5/2022	26,281	516	510
				1,516	1,940
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,497
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total Other Financial Services - 1.04%*				2,984	3,611

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/18/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	11,246	300	209
Sonder Holdings Inc.	Common Stock(2)(10)	5/21/2019	2,186	312	7
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	122
Total Real Estate Services - 0.11%*				741	367

Travel & Leisure
GoEuro Corp.(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	295
	Preferred Stock(2)	5/9/2022	9,169	623	918
				923	1,213
Inspirato LLC	Common Stock(2)(4)(10)	9/11/2014	6,081	287	22
Total Travel & Leisure - 0.36%*				1,210	1,235

Total Equity Investments - 12.07%*				$42,409	$41,795

Total Investments in Portfolio Companies - 231.63%*(9)(11)				$850,142	$802,145

Cash Equivalents
Money Market Fund	Type of Investment	Ticker		Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM		$151,910	$151,910
Total Cash Equivalents - 43.87%*				$151,910	$151,910
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the 1940 Act. As of December 31, 2023, non-qualifying assets represented 28.7% of the Company’s total assets, at fair value.
(2)As of December 31, 2023 this investment was not pledged as collateral as part of the Company’s revolving credit facility.
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
_______________

Notes applicable to the investments presented in the foregoing schedules of investments:
•Unless otherwise noted as an “Affiliate Investment” or a “Control Investment,” no investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company. As of March 31, 2024 and December 31, 2023, none of the Company’s investments represent a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Unless otherwise noted, interest rate is the annual cash interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of March 31, 2024, the Prime Rate was 8.50%. As of March 31, 2024, approximately 67.3%, or $469.2 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher.
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
March 31, 2024
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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2024, including the significant accounting policies described in “Note 2. Significant Accounting Policies” in the Company’s consolidated financial statements included therein.
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
The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of March 31, 2024 and 2023, and, as a result, no capital gains incentive fees were recorded for the three months ended March 31, 2024 and 2023.

Management and Incentive Fees (in thousands)	For the Three Months Ended March 31,
	2024	2023
Base management fee	$4,302	$4,311
Income incentive fee	$—	$—
Capital gains incentive fee	$—	$—

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
For the three months ended March 31, 2024 and 2023, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.6 million and $0.6 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of March 31, 2024 and December 31, 2023. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$695,191	$695,191	$—	$—	$730,295	$730,295
Warrant investments	—	—	32,653	32,653	—	—	30,055	30,055
Equity investments	2,006	—	43,755	45,761	1,370	—	40,425	41,795
Total portfolio company investments	$2,006	$—	$771,599	$773,605	$1,370	$—	$800,775	$802,145

The following tables show information about Level 3 portfolio company investments measured at fair value for the three months ended March 31, 2024 and 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Three Months Ended March 31, 2024
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2023	$730,295	$30,055	$40,425	$800,775
Funding and purchases of investments, at cost	13,155	165	396	13,716
Principal payments and sale proceeds received from investments	(38,755)	(5)	—	(38,760)
Net amortization and accretion of premiums and discounts and end-of-term payments	404	—	—	404
Net realized gains (losses) on investments	(8,937)	(13)	—	(8,950)
Net change in unrealized gains (losses) included in earnings	(4,759)	2,451	2,934	626
Payment-in-kind coupon	3,788	—	—	3,788
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of March 31, 2024	$695,191	$32,653	$43,755	$771,599

Net change in unrealized gains (losses) on Level 3 investments held as of March 31, 2024	$(9,828)	$2,626	$2,934	$(4,268)
__________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the three months ended March 31, 2024.

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
During the three months ended March 31, 2024, the Company recognized net realized losses on investments of $8.8 million. During the three months ended March 31, 2023, the Company recognized net realized losses on investments of $33,000.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains during the three months ended March 31, 2024 was $1.3 million. Net change in unrealized losses during the three months ended March 31, 2023 was $10.9 million.

The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of March 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$594,615	Discounted Cash Flows	Discount Rate	13.42% - 42.56%	19.42%
	100,576	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 100.00%	67.79%
Warrant investments	29,808	Black Scholes Option Pricing Model	Revenue Multiples	0.15x - 14.00x	5.25x
			Volatility	35.00% - 90.00%	60.06%
			Term	0.20 - 4.50 Years	3.06
			Discount for Lack of Marketability	17.50% - 20.00%	18.37%
			Risk Free Rate	0.09% - 5.03%	3.44%
	956	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	1.75 - 2.75 Years	1.75
	1,889	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.51
			Expected Recovery Rate	18.75% - 100.00%	89.23%
Equity investments	42,598	Black Scholes Option Pricing Model	Revenue Multiples	0.70x - 14.00x	7.39x
			Volatility	35.00% - 90.00%	60.25%
			Term	1.00 - 4.00 Years	2.65
			Discount for Lack of Marketability	17.50% - 17.50%	17.50%
			Risk Free Rate	0.13% - 5.03%	4.16%
	1,157	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	20.00% - 20.00%	20.00%
			Term	0.50 - 1.50 Years	1.00
Total portfolio company investments	$771,599

Level 3 Investments (dollars in thousands)	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$688,937	Discounted Cash Flows	Discount Rate	14.62% - 42.03%	19.79%
	41,358	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 100.00%	61.36%
Warrant investments	27,730	Black Scholes Option Pricing Model	Revenue Multiples	0.18x - 14.00x	4.79x
			Volatility	35.00% - 90.00%	60.99%
			Term	0.20 - 4.50 Years	3.04
			Discount for Lack of Marketability	17.50% - 20.00%	18.60%
			Risk Free Rate	0.09% - 5.03%	3.37%
	411	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.01
	1,914	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.52
			Expected Recovery Rate	18.75% - 100.00%	89.37%
Equity investments	39,268	Black Scholes Option Pricing Model	Revenue Multiples	0.70x - 14.00x	5.60x
			Volatility	35.00% - 90.00%	66.01%
			Term	1.50 - 4.00 Years	2.82
			Discount for Lack of Marketability	17.50% - 17.50%	17.50%
			Risk Free Rate	0.13% - 5.03%	3.82%
	1,157	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	20.00% - 20.00%	20.00%
			Term	0.50 - 1.50 Years	1.00
Total portfolio company investments	$800,775
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
Note 6. Borrowings
The following table shows the Company’s outstanding debt as of March 31, 2024 and December 31, 2023:

Liability (in thousands)	March 31, 2024			December 31, 2023
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$350,000	$39,000	$311,000	$350,000	$215,000	$135,000
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	200,000	200,000	—
2027 Notes	125,000	125,000	—	125,000	125,000	—
Total before deferred financing and issuance costs	745,000	434,000	311,000	745,000	610,000	135,000
Unamortized deferred financing and issuance costs	—	(4,231)	—	—	(4,818)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$745,000	$429,769	$311,000	$745,000	$605,182	$135,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company’s unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended March 31,
	2024	2023
Revolving Credit Facility
Interest cost	$1,328	$3,735
Unused fee	364	199
Amortization of costs and other fees	486	479
Revolving Credit Facility Total	$2,178	$4,413

2025 Notes
Interest cost	$788	$788
Amortization of costs and other fees	52	51
2025 Notes Total	$840	$839

2026 Notes
Interest cost	$2,250	$2,250
Amortization of costs and other fees	111	111
2026 Notes Total	$2,361	$2,361

2027 Notes
Interest cost	$1,562	$1,562
Amortization of costs and other fees	70	70
2027 Notes Total	$1,632	$1,632

Total interest expense and amortization of fees	$7,011	$9,245
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of March 31, 2024, the Company had $350 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances. On July 22, 2022, the Credit Facility was amended to, among other things, extend the revolving period from November 30, 2022 to May 31, 2024 and the scheduled maturity date from May 31, 2024 to November 30, 2025 (unless otherwise terminated earlier pursuant to its terms), as well as change the floating rate from LIBOR to SOFR.
Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants under the Credit Facility.
As of March 31, 2024 and December 31, 2023, the Company had outstanding borrowings under the Credit Facility of $39.0 million and $215.0 million, respectively, excluding deferred credit facility costs of $2.4 million and $2.7 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the three months ended March 31, 2024 and 2023, the Company had average outstanding borrowings under the Credit Facility of $61.7 million and $190.7 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 9.17% and 8.45%, respectively.

As of March 31, 2024 and December 31, 2023, $447.1 million and $518.3 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $335.5 million and $460.5 million of assets unencumbered, respectively.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants under the 2025 Notes.
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.2 million of deferred issuance cost as of March 31, 2024, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. As of March 31, 2024 and December 31, 2023, the fair value of the 2025 Notes was $67.2 million and $67.5 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

2026 Notes
On March 1, 2021, the Company completed a private debt offering of $200.0 million in aggregate principal amount of its 4.50% unsecured notes due March 1, 2026 (the “2026 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2026 Notes is payable semiannually on March 19 and September 19 each year.
The 2026 Notes are governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants under the 2026 Notes.
The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.8 million of deferred issuance cost as of March 31, 2024, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. As of March 31, 2024 and December 31, 2023, the fair value of the 2026 Notes was $186.2 million and $188.2 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

2027 Notes
On February 28, 2022, the Company completed a private debt offering of $125.0 million in aggregate principal amount of its 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2027 Notes is payable semiannually on February 28 and August 28 each year.
The 2027 Notes are governed by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes and the 2026 Notes. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.8 million of deferred issuance cost as of March 31, 2024, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of March 31, 2024 and December 31, 2023, the fair value of the 2027 Notes was $114.5 million and $116.5 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of March 31, 2024 and December 31, 2023:

Liability (in thousands)	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$39,000	$39,000	$—	$—	$215,000	$215,000
2025 Notes, net(1)	—	—	66,989	66,989	—	—	67,275	67,275
2026 Notes, net(2)	—	—	185,316	185,316	—	—	187,255	187,255
2027 Notes, net(3)	—	—	113,663	113,663	—	—	115,632	115,632
Total	$—	$—	$404,968	$404,968	$—	$—	$585,162	$585,162
_______________
(1)Net of debt issuance costs as of March 31, 2024 and December 31, 2023 of $0.2 million and $0.3 million, respectively.
(2)Net of debt issuance costs as of March 31, 2024 and December 31, 2023 of $0.8 million and $1.0 million, respectively.
(3)Net of debt issuance costs as of March 31, 2024 and December 31, 2023 of $0.8 million and $0.9 million, respectively.
Note 7. Commitments and Contingencies
Commitments
As of March 31, 2024 and December 31, 2023, the Company’s unfunded commitments totaled $73.1 million to 9 portfolio companies and $118.1 million to 14 portfolio companies, respectively, of which $12.5 million and $29.2 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Overtime Sports Inc.	$22,858	$122	$22,858	$122
Activehours, Inc. (d/b/a Earnin)	15,000	—	15,000	—
Savage X, Inc.	12,500	575	12,500	575
Corelight, Inc.	9,000	301	20,000	415
Minted, Inc.	8,500	—	8,500	—
NewStore Inc.	2,500	34	5,000	68
JOKR S.à r.l.	1,499	95	1,499	95
Substack Inc.	1,000	13	1,000	13
Forum Brands Inc.	244	8	244	8
McN Investments Ltd.	—	—	15,000	78
Frubana Inc.	—	—	8,790	205
Foodology Inc.	—	—	3,720	—
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	—	—	3,000	—
Pair EyeWear, Inc.	—	—	1,000	10
Total	$73,101	$1,148	$118,111	$1,589
_______________
(1)The Company did not have any backlog of potential future commitments as of March 31, 2024 and December 31, 2023. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $1.1 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three months ended March 31, 2024 and 2023:

Commitments Activity (in thousands)	For the Three Months Ended March 31,
	2024	2023
Unfunded commitments at beginning of period(1)	$118,111	$324,010
New commitments(1)	10,000	3,737
Fundings	(13,500)	(57,562)
Expirations / Terminations	(41,510)	(15,687)
Unfunded commitments and backlog of potential future commitments at end of period	$73,101	$254,498
Backlog of potential future commitments	—	—
Unfunded commitments at end of period	$73,101	$254,498
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of March 31, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	March 31, 2024	December 31, 2023
Dependent on milestones	$12,500	$29,220
Expiring during:
2024	$32,744	$86,754
2025	40,357	31,357
Unfunded commitments	$73,101	$118,111
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of March 31, 2024 and December 31, 2023, the Company did not have any backlog of potential future commitments.
Note 8. Financial Highlights
The following table shows the financial highlights for the three months ended March 31, 2024, and 2023:

Financial Highlights (in thousands, except per share data)	For the Three Months Ended March 31,
	2024	2023
Per Share Data(1)
Net asset value at beginning of period	$9.21	$11.88
Changes in net asset value due to:
Net investment income	0.41	0.53
Net realized gains (losses) on investments	(0.23)	—
Net change in unrealized gains (losses) on investments	0.03	(0.32)
Net increase (decrease) from capital share transactions(1)	—	—
Distributions from net investment income	(0.40)	(0.40)
Net asset value at end of period	$9.02	$11.69

Net investment income per share	$0.41	$0.53
Net increase (decrease) in net assets resulting from operations per share	$0.21	$0.22
Weighted average shares of common stock outstanding for period	37,649	35,349
Shares of common stock outstanding at end of period	37,846	35,397

Ratios / Supplemental Data
Net asset value at beginning of period	$346,306	$419,940
Net asset value at end of period	$341,267	$413,954
Average net asset value	$349,523	$423,771
Stock price at end of period	$9.48	$12.08

Total return based on net asset value per share(2)	2.4%	1.9%
Total return based on stock price(3)	(8.8)%	19.9%

Net investment income to average net asset value(4)	17.9%	17.8%
Net increase (decrease) in net assets to average net asset value(4)	9.2%	7.3%
Ratio of expenses to average net asset value(4)	15.8%	14.4%
Operating expenses excluding incentive fees to average net asset value(4)	15.8%	14.4%
Income incentive fees to average net asset value(4)	—%	—%
Capital gains incentive fees to average net asset value(4)	—%	—%
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
(4)Percentage is presented on an annualized basis.

The following table shows the weighted average annualized portfolio yield on debt investments for the three months ended March 31, 2024 and 2023:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended March 31,
	2024	2023
Weighted average portfolio yield on debt investments(2)	15.4%	14.7%
Coupon income	12.2%	11.8%
Accretion of discount	0.9%	1.2%
Accretion of end-of-term payments	1.6%	1.7%
Impact of prepayments during the period	0.7%	—%
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
Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the three months ended March 31, 2024 and 2023:

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended March 31,
	2024	2023
Net investment income	$15,523	$18,579
Net increase (decrease) in net assets resulting from operations	$7,979	$7,679
Weighted average shares of common stock outstanding	37,649	35,349
Net investment income per share of common stock	$0.41	$0.53
Net increase (decrease) in net assets resulting from operations per share of common stock	$0.21	$0.22
Note 10.    Equity
Since inception through March 31, 2024, the Company issued 34,999,352 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, a registered follow-on offering in 2020 and a registered follow-on offering in 2022. The Company received net proceeds from these offerings of $488.1 million, net of the portion of the underwriting sales load and offering costs paid by the Company. Included in the $488.1 million of net proceeds from these offerings is $55.3 million in net proceeds from the Company’s issuance in August 2022 of an aggregate of 4,161,807 shares of common stock in a registered follow-on offering pursuant to an underwriting agreement by and among the Company, the Adviser and the Administrator, on the one hand, and Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in the underwriting agreement. 411,807 of the shares issued in August 2022 were issued pursuant to the underwriters’ option to purchase additional shares.
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
During the three months ended March 31, 2024, the Company sold 132,478 shares of common stock under the Sales Agreement. For the same period, the Company received total net proceeds of $1.3 million from these sales. As of March 31, 2024, $27.0 million in shares remained available for sale under the ATM Program.
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

The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the three months ended March 31, 2024 and for the year ended December 31, 2023:

Issuance of Common Stock for the Three Months Ended March 31, 2024 (in thousands, except for share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2024 distribution reinvestment	3/31/2024	93	$828	$—	$—	$8.87
First quarter 2024 ATM offering(1)	3/12/2024	133	1,308	20	33	$9.88
Total issuance		226	$2,136	$20	$33
(1)Gross offering price per share represents the weighted average price per share issued on March 12, 2024 under the Sales Agreement.

Issuance of Common Stock for the Year Ended December 31, 2023 (in thousands, except for share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2023 distribution reinvestment	3/31/2023	49	$566	$—	$—	$11.48
Second quarter 2023 distribution reinvestment	6/30/2023	49	553	—	—	$11.19
Third quarter 2023 distribution reinvestment	9/29/2023	76	751	—	—	$9.94
Third quarter 2023 ATM offering(1)	(1)	564	6,286	95	30	$11.15
Fourth quarter 2023 distribution reinvestment	12/29/2023	80	821	—	—	$10.32
Fourth quarter 2023 ATM offering(2)	(2)	1,454	15,445	232	118	$10.61
Total issuance		2,272	$24,422	$327	$148
_______________
(1)Gross offering price per share represents the weighted average price per share issued from August 14, 2023 to September 18, 2023 under the Sales Agreement during the period.
(2)Gross offering price per share represents the weighted average price per share issued from November 16, 2023 to December 28, 2023 under the Sales Agreement during the period.
The Company had 37,845,917 and 37,620,109 shares of common stock outstanding as of March 31, 2024 and December 31, 2023, respectively.
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

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to March 31, 2024. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2023, 2022, 2018 and 2017, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
March 31, 2024	February 27, 2024	March 14, 2024	March 29, 2024	0.40
			Total cash distributions	$15.05
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 (commencement of operations) through March 31, 2014.
(2)Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the three months ended March 31, 2024 and 2023, the Company recorded $0.4 million and $0.2 million, respectively, for an excise tax accrual. For the three months ended March 31, 2024 and 2023, total distributions of $0.40 per share and $0.40 per share were declared and paid, respectively, and represented distributions from ordinary income. No provision for income tax was recorded in the Company’s consolidated statements of operations for the three months ended March 31, 2024 and 2023. As of March 31, 2024, the Company estimated it had undistributed taxable earnings from net investment income of $42.3 million, or $1.12 per share. Since March 5, 2014 (commencement of operations) to March 31, 2024, total distributions of $15.05 per share have been paid.
Note 12. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2024, except as discussed below.
Distribution
On April 24, 2024, the Board declared a $0.40 per share regular quarterly distribution payable on June 28, 2024 to stockholders of record on June 14, 2024.
Recent Portfolio Activity
From April 1, 2024 through April 30, 2024, the Company closed $20.5 million of additional debt commitments. TPC’s direct originations platform entered into $29.3 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.
Amendment to the Credit Facility
On April 29, 2024, the Company and the Financing Subsidiary amended the Credit Facility to, among other things, extend the revolving period to August 31, 2024.

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
•risks associated with possible disruption in our or our portfolio companies’ operations due to the effect of, and uncertainties stemming from, adverse developments affecting the financial services industry and the venture banking ecosystem, including the potential for the failure of additional banking institutions, as well as due to wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics; and
•the risks, uncertainties and other factors we identify in “Risk Factors” in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K under Part I, Item 1A, and in our other filings with the SEC that we make from time to time.
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
Portfolio Composition, Investment Activity and Asset Quality
Portfolio Composition
We originate and invest primarily in venture growth stage companies. Companies at the venture growth stage have distinct characteristics differentiating them from venture capital-backed companies at other stages in their development lifecycle. We invest primarily in (i) growth capital loans that have a secured collateral position and that are generally used by venture growth stage companies to finance their continued expansion and growth, (ii) on a select basis, equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission-critical equipment, (iii) on a select basis, revolving loans that have a secured collateral position and that are typically used by venture growth stage companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or the equivalent and (iv) direct equity investments in venture growth stage companies. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments as part of the transaction that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns.
As of March 31, 2024, we had 314 investments in 106 companies. Our investments included 145 debt investments, 110 warrant investments, and 59 direct equity and related investments. As of March 31, 2024, the aggregate cost and fair value of these investments were $820.3 million and $773.6 million, respectively. As of March 31, 2024, seven of our portfolio companies were publicly traded. As of March 31, 2024, the 145 debt investments had an aggregate fair value of $695.2 million and a weighted average loan to enterprise value ratio at the time of underwriting of 7.8%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.

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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$749,826	$695,191	$(54,635)	145	49
Warrant investments	27,707	32,653	4,946	110	97
Equity investments	42,806	45,761	2,955	59	46
Total Investments in Portfolio Companies	$820,339	$773,605	$(46,734)	314	106	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2023
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$780,172	$730,295	$(49,877)	151	49
Warrant investments	27,561	30,055	2,494	111	97
Equity investments	42,409	41,795	(614)	59	46
Total Investments in Portfolio Companies	$850,142	$802,145	$(47,997)	321	109	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$135,559	17.5%
E-Commerce - Clothing and Accessories	116,821	15.1
Financial Institution and Services	71,271	9.2
Healthcare Technology Systems	65,070	8.4
Business/Productivity Software	64,559	8.3
Real Estate Services	45,232	5.8
Business Applications Software	44,025	5.7
Travel & Leisure	33,402	4.3
Other Financial Services	31,235	4.0
Entertainment	30,880	4.0
Shopping Facilitators	25,615	3.3
Application Software	25,127	3.2
Multimedia and Design Software	20,694	2.7
Business Products and Services	18,466	2.4
Food & Drug	16,887	2.2
Aerospace and Defense	9,845	1.3
Consumer Non-Durables	4,714	0.6
Network Systems Management Software	2,934	0.4
General Media and Content	2,162	0.3
E-Commerce - Personal Goods	2,079	0.3
Information Services (B2C)	2,017	0.3
Consumer Retail	1,800	0.2
Consumer Finance	930	0.1
Financial Software	695	0.1
Database Software	465	0.1
Commercial Services	432	0.1
Business to Business Marketplace	178	*
Educational/Training Software	177	*
Social/Platform Software	151	*
Computer Hardware	121	*
Healthcare Services	49	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	*
Total portfolio company investments	$773,605	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.

	December 31, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
E-Commerce - Clothing and Accessories	$126,350	15.8%
Consumer Products and Services	125,422	15.6
Financial Institution and Services	64,537	8.0
Healthcare Technology Systems	63,799	8.0
Business/Productivity Software	61,294	7.6
Business Applications Software	57,134	7.1
Real Estate Services	46,213	5.8
Travel & Leisure	32,776	4.1
Other Financial Services	31,092	3.9
Entertainment	30,377	3.8
Shopping Facilitators	29,196	3.6
Application Software	24,970	3.1
Business Products and Services	23,699	3.0
E-Commerce - Personal Goods	22,366	2.8
Multimedia and Design Software	20,595	2.6
Food & Drug	16,467	2.1
Aerospace and Defense	9,779	1.2
Consumer Non-Durables	4,649	0.6
General Media and Content	2,162	0.3
Information Services (B2C)	2,008	0.3
Network Systems Management Software	1,906	0.2
Consumer Retail	1,799	0.2
Consumer Finance	1,123	0.1
Financial Software	811	0.1
Database Software	465	0.1
Commercial Services	435	0.1
Educational/Training Software	209	*
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Computer Hardware	121	*
Healthcare Services	49	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	*
Total portfolio company investments	$802,145	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$684,197	98.4%	$719,328	98.5%
Revolver loans	8,328	1.2	8,240	1.1
Convertible notes	2,666	0.4	2,727	0.4
Total debt investments	$695,191	100.0%	$730,295	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 15.5% and 14.5% of our debt investments at fair value as of March 31, 2024 and December 31, 2023, respectively.

Investment Activity
During the three months ended March 31, 2024, we entered into debt commitments with one new portfolio company totaling $10.0 million, funded debt investments to three portfolio companies for $13.5 million in principal value and acquired warrant investments representing $0.2 million of value. Debt investments funded during the three months ended March 31, 2024 carried a weighted average annualized portfolio yield of 14.3% at origination.
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
During the three months ended March 31, 2024, we received $30.8 million of principal prepayments and $6.8 million of scheduled principal amortization.
During the three months ended March 31, 2023, we received $3.4 million of early repayments and $16.6 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Beginning portfolio at fair value	$802,145	$949,276
New debt investments, net(1)	13,155	56,374
Scheduled principal amortization	(6,812)	(16,591)
Principal prepayments and early repayments	(30,842)	(3,400)
Net amortization and accretion of premiums and discounts and end-of-term payments	405	5,318
Payment-in-kind coupon	3,787	2,085
New warrant investments	165	130
New equity investments	396	503
Proceeds from dispositions of investments	(1,106)	—
Net realized gains (losses) on investments	(8,951)	—
Net change in unrealized gains (losses) on investments	1,263	(10,867)
Ending portfolio at fair value	$773,605	$982,828
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
The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the three months ended March 31, 2024 and 2023:

Commitments and Fundings (in thousands)	For the Three Months Ended March 31,
	2024	2023
Debt Commitments
New portfolio companies	$10,000	$—
Existing portfolio companies	—	3,737
Total(1)	$10,000	$3,737

Funded Debt Investments	$13,500	$57,562

Equity Investments	$—	$141

Non-Binding Term Sheets	$130,462	$198,779
_______________
(1)Includes backlog of potential future commitments.
1 This yield excludes the impact of $2.0 million in short-term loans that were funded and repaid during the three months ended March 31, 2023, which carried a higher interest rate than our normal course investments, and the impact thereof on our weighted average adjusted annualized yield at origination for the period.

We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of March 31, 2024 and December 31, 2023, we did not have any backlog of potential future commitments.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$79,702	11.5%	6	$100,309	13.8%	7
White (2)	445,763	64.1	30	471,195	64.5	28
Yellow (3)	112,168	16.1	7	117,792	16.1	8
Orange (4)	56,788	8.2	5	40,091	5.5	5
Red (5)	770	0.1	1	908	0.1	1
	$695,191	100.0%	49	$730,295	100.0%	49
As of March 31, 2024 and December 31, 2023, the weighted average investment ranking of our debt investment portfolio was 2.21 and 2.14, respectively. During the three months ended March 31, 2024, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: two portfolio companies with an aggregate principal balance of $28.2 million were downgraded from White (2) to Yellow (3), one portfolio company with a principal balance of $24.5 million was downgraded from Yellow (3) to Orange (4), and one portfolio company with a principal balance of $6.0 million was downgraded from Orange (4) to Red (5).
As of March 31, 2024, we had investments in five portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $64.1 million and $47.1 million, respectively. As of December 31, 2023, we had investments in five portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $41.7 million and $29.0 million, respectively.
Results of Operations
Comparison of operating results for the three months ended March 31, 2024 and 2023
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the three months ended March 31, 2024, our net increase in net assets resulting from operations was $8.0 million, which was comprised of $15.5 million of net investment income and $7.5 million of net realized and unrealized losses. For the three months ended March 31, 2023, our net increase in net assets resulting from operations was $7.7 million, which was comprised of $18.6 million of net investment income and $10.9 million of net realized and unrealized losses. On a per share basis for the three months ended March 31, 2024, net investment income was $0.41 per share and the net increase in net assets from operations was $0.21 per share, as compared to net investment income of $0.53 per share and a net increase in net assets from operations of $0.22 per share for the three months ended March 31, 2023.

Investment Income
For the three months ended March 31, 2024, total investment and other income was $29.3 million as compared to $33.6 million for the three months ended March 31, 2023. The decrease in total investment and other income for the three months ended March 31, 2024, compared to the 2023 period, is primarily due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio.
For the three months ended March 31, 2024, we recognized $0.8 million in other income consisting of $0.3 million due to the termination or expiration of unfunded commitments and $0.5 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the three months ended March 31, 2023, we recognized $1.4 million in other income consisting of $1.0 million due to the termination or expiration of unfunded commitments and $0.4 million from the realization of certain fees paid and accrued from portfolio companies.
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
For the three months ended March 31, 2024, total operating expenses were $13.8 million as compared to $15.1 million for the three months ended March 31, 2023.
Base management fees for the three months ended March 31, 2024 and 2023 totaled $4.3 million and $4.3 million, respectively.
There were no income incentive fees for the three months ended March 31, 2024 or the three months ended March 31, 2023. For the three months ended March 31, 2024, our income incentive fee was reduced by $3.1 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase in net investment income of $3.1 million. For the three months ended March 31, 2023 our income incentive fee was reduced by $3.7 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase in net investment income of $3.7 million.
There were no capital gains incentive fee expenses for the three months ended March 31, 2024 and 2023.
Interest expense and amortization of fees totaled $7.0 million and $9.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, is primarily due to a lower weighted-average outstanding principal balance under the Credit Facility.
Administration agreement and general and administrative expenses totaled $2.4 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase for the 2024 period, as compared to the 2023 period, was primarily due to higher excise tax and legal fee expenses.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended March 31, 2024, we recognized net realized losses on investments of $8.8 million, resulting primarily from the write-off of investments in Dia Styling Co. and Underground Enterprises, Inc., of which $5.1 million was previously included in our net unrealized losses.
During the three months ended March 31, 2023, we recognized net realized losses on investments of $33,000, resulting primarily from the foreign currency adjustments.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains during the three months ended March 31, 2024 was $1.3 million, consisting of $6.2 million of net unrealized gains on the warrant and equity portfolio resulting from fair value adjustments and $4.9 million of net unrealized gains from the reversal of previously recorded unrealized losses from investments realized during the period, offset by $9.8 million of net unrealized losses on the existing debt investment portfolio resulting from fair value adjustments.
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
The following table shows the weighted average annualized portfolio yield on our debt investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended March 31,
	2024	2023
Weighted average portfolio yield on debt investments(2)	15.4%	14.7%
Coupon income	12.2%	11.8%
Accretion of discount	0.9%	1.2%
Accretion of end-of-term payments	1.6%	1.7%
Impact of prepayments during the period	0.7%	—%
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
Total return based on NAV is the change in ending NAV per share plus distributions per share paid during the period assuming participation in our dividend reinvestment plan divided by the beginning NAV per share for such period. Total return based on stock price is the change in the ending stock price of our common stock plus distributions paid during the period assuming participation in our dividend reinvestment plan divided by the beginning stock price of our common stock for such period. For the three months ended March 31, 2024 and 2023, our total return during the periods based on the change in NAV plus distributions reinvested as of the respective distribution dates was 2.4% and 1.9%, respectively, and our total return during the periods based on the change in stock price plus distributions reinvested as of the respective distribution dates was (8.8)% and 19.9%, respectively.
The table below shows our return on average total assets and return on average NAV for the three months ended March 31, 2024 and 2023:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended March 31,
	2024	2023
Net investment income	$15,523	$18,579
Net increase (decrease) in net assets	$7,979	$7,679

Average net asset value(1)	$349,523	$423,771
Average total assets(1)	$823,934	$1,030,737

Net investment income to average net asset value(2)	17.9%	17.8%
Net increase (decrease) in net assets to average net asset value(2)	9.2%	7.3%

Net investment income to average total assets(2)	7.6%	7.3%
Net increase (decrease) in net assets to average total assets(2)	3.9%	3.0%
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
Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Significant Accounting Policies” in our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report on Form 10-Q. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified the valuation of our investment portfolio, including our investment valuation policy (which has been approved by the Board), as our critical accounting policy and estimates. The critical accounting policies should be read in conjunction with the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
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
As of March 31, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 98.8% of our total assets, as compared to 81.9% of our total assets as of December 31, 2023.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 6, 2024 and “Note 4. Investments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility and our anticipated cash flows from operations, including from net cash proceeds from our ATM Program (described below), as may be extended or renewed, and contractual monthly portfolio company payments and cash flows, prepayments, and the ability to liquidate publicly traded investments, will be adequate to meet our cash needs for our daily operations, including to fund our unfunded commitment obligations.
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
Cash Flows
During the three months ended March 31, 2024, net cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $18.2 million, and net cash used in financing activities was $189.0 million due primarily to net repayments under the Credit Facility of $176.0 million and $14.3 million in distributions paid, partially offset by $1.3 million from the issuance of common stock under the ATM Program. As of March 31, 2024, cash and cash equivalents, including restricted cash, was $0.8 million.

During the three months ended March 31, 2023, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $33.0 million, and net cash provided by financing activities was $31.3 million due primarily to net borrowings under the Credit Facility of $45.0 million, partially offset by $13.6 million in distributions paid. As of March 31, 2023, cash and cash equivalents, including restricted cash, was $57.6 million.
Capital Resources and Borrowings
As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Credit Facility or the issuance of additional shares of our common stock, including through our ATM Program (as described below), as may be extended or renewed, or debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted.
Credit Facility
As of March 31, 2024, we had $350 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility expires on May 31, 2024, and the maturity date of the Credit Facility is November 30, 2025 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of March 31, 2024 and December 31, 2023, we had outstanding borrowings under the Credit Facility of $39.0 million and $215.0 million, respectively, excluding deferred credit facility costs of $2.4 million and $2.7 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $311.0 million and $135.0 million of remaining capacity on our Credit Facility as of March 31, 2024 and December 31, 2023, respectively.
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
As of March 31, 2024 and December 31, 2023, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.8 million and $69.7 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2025 Notes.
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
As of March 31, 2024 and December 31, 2023, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $199.2 million and $199.0 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.
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
As of March 31, 2024 and December 31, 2023, we have recorded in the consolidated statements of assets and liabilities our liability for the 2027 Notes, net of deferred issuance costs, of $124.2 million and $124.1 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2027 Notes.
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

As of March 31, 2024, $27.0 million in shares remained available for sale under the ATM Program.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of March 31, 2024, our asset coverage for borrowed amounts was 179%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of March 31, 2024:

Payments Due By Period (in thousands)	March 31, 2024
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$39,000	$—	$39,000	$—	$—
2025 Notes	70,000	70,000	—	—	—
2026 Notes	200,000	—	200,000	—	—
2027 Notes	125,000	—	125,000	—	—
Total	$434,000	$70,000	$364,000	$—	$—
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2024 and December 31, 2023, our unfunded commitments totaled $73.1 million and $118.1 million, respectively, of which $12.5 million and $29.2 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of March 31, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	March 31, 2024	December 31, 2023
Overtime Sports Inc.	$22,858	$22,858
Activehours, Inc. (d/b/a Earnin)	15,000	15,000
Savage X, Inc.	12,500	12,500
Corelight, Inc.	9,000	20,000
Minted, Inc.	8,500	8,500
NewStore Inc.	2,500	5,000
JOKR S.à r.l.	1,499	1,499
Substack Inc.	1,000	1,000
Forum Brands Inc.	244	244
McN Investments Ltd.	—	15,000
Frubana Inc.	—	8,790
Foodology Inc.	—	3,720
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	—	3,000
Pair EyeWear, Inc.	—	1,000
Total	$73,101	$118,111
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.

The following table shows additional information on our unfunded commitments regarding milestones and expirations as of March 31, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	March 31, 2024	December 31, 2023
Dependent on milestones	$12,500	$29,220
Expiring during:
2024	$32,744	$86,754
2025	40,357	31,357
Unfunded commitments	$73,101	$118,111
_______________
(1)Does not include backlog of potential future commitments.
As of March 31, 2024, our unfunded commitments to nine companies totaled $73.1 million. During the three months ended March 31, 2024, $41.5 million in unfunded commitments expired or were terminated.
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of March 31, 2024 and December 31, 2023, the fair value for these unfunded commitments totaled $1.1 million and $1.6 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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

The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to March 31, 2024. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2023, 2022, 2018 and 2017 distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
March 31, 2024	February 27, 2024	March 14, 2024	March 29, 2024	0.40
			Total cash distributions	$15.05
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.

For the three months ended March 31, 2024, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 65.0% of total distributions paid. As of March 31, 2024, we had estimated undistributed taxable earnings from net investment income of $42.3 million, or $1.12 per share.
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
Recent Developments
Distribution
On April 24, 2024, the Board declared a $0.40 per share regular quarterly distribution payable on June 28, 2024 to stockholders of record on June 14, 2024.
Recent Portfolio Activity
From April 1, 2024 through April 30, 2024, we closed $20.5 million of additional debt commitments. TPC’s direct originations platform entered into $29.3 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy. Subsequent to quarter end, TFG Holding, Inc. was acquired.
Amendment to the Credit Facility
On April 29, 2024, we and the Financing Subsidiary amended the Credit Facility to, among other things, extend the revolving period to August 31, 2024.
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
As of March 31, 2024, approximately 67.3%, or $469.2 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all of which have interest rate floors of 3.25% or higher. All of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it goes above the interest rate floor; however, our 2025 Notes, 2026 Notes and 2027 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement (as modified by the First Supplement with respect to the 2026 Notes and the Second Supplement with respect to the 2027 Notes)) occurs).

As of March 31, 2024, our floating rate borrowings totaled $39.0 million, which represented 9.0% of our outstanding debt. As of March 31, 2024, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of March 31, 2024 was 8.50%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings under the Credit Facility, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of March 31, 2024. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of March 31, 2024, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the March 31, 2024 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$12,374	$(1,170)	$11,204
Up 200 basis points	$8,249	$(780)	$7,469
Up 100 basis points	$4,125	$(390)	$3,735
Up 50 basis points	$2,062	$(195)	$1,867
Down 50 basis points	$(2,037)	$195	$(1,842)
Down 100 basis points	$(4,037)	$390	$(3,647)
Down 200 basis points	$(7,709)	$780	$(6,929)
Down 300 basis points	$(10,903)	$1,170	$(9,733)
This analysis is indicative of the potential impact on our investment income as of March 31, 2024, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after March 31, 2024 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of March 31, 2024, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of March 31, 2024, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended March 31, 2024 to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2023 (filed with the SEC on March 6, 2024) which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Dividend Reinvestment Plan
During the three months ended March 31, 2024, we issued 93,330 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended March 31, 2024 was $0.8 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Amendment to the Credit Facility
On April 29, 2024, the Company and the Financing Subsidiary amended the Credit Facility to, among other things, extend the revolving period to August 31, 2024. A copy of the amendment to the Credit Facility is attached hereto as Exhibit 10.1. The foregoing description is qualified in its entirety by reference to the full text of the amendment, which is incorporated herein by reference.
Fees and Expenses
The information in the following table is being provided to update, as of March 31, 2024, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-277680), declared effective by the SEC on April 18, 2024. The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Quarterly Report on Form 10-Q, or any filing under the Securities Act into which this Quarterly Report on Form 10-Q is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.
Except as noted below, the following annualized percentages were calculated based on actual expenses incurred in the three months ended March 31, 2024 and net assets as of March 31, 2024, and do not include events occurring subsequent thereto. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission payable by us (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as a percentage of net assets attributable to common stock):
Base management fee payable under the Advisory Agreement	5.07%	(4)
Incentive fee payable under the Advisory Agreement (20% of net investment income and realized capital gains)	3.66%	(5)
Interest payments on borrowed funds	8.26%	(6)
Other expenses	2.87%	(7)
Total annual expenses	19.86%
__________
(1)The amounts set forth in this table do not reflect the impact of any sales load, sales commission or other offering expenses borne by us and our stockholders. In the event that securities to which this prospectus relates are sold to or through underwriters or agents, a corresponding prospectus or prospectus supplement will disclose the applicable sales load or commission.
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
(4)Our base management fee, payable quarterly in arrears, is calculated at an annual rate of 1.75% of our average adjusted gross assets, including assets purchased with borrowed amounts and other forms of leverage. See “Item 1. Business-Management Agreements-Investment Advisory Agreement” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for more information.

(5)Assumes that annual incentive fees earned by our Adviser remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the three months ended March 31, 2024 adjusted for any equity issuances. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable. Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since March 5, 2014. Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.
(6)“Interest payments on borrowed funds” represent our estimated annual interest payment, fees and credit facility expenses and are based on results of operations for the three months ended March 31, 2024 (annualized), including with respect to the Credit Facility, the 2025 Notes, the 2026 Notes and the 2027 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board’s and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)“Other expenses” represent our estimated amounts for the current fiscal year, which are based upon the results of our operations for the three months ended March 31, 2024, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (1)	$162	$434	$648	$1,005
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized capital gains	$172	$456	$674	$1,026
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

		Closing Sales Price(2)		Premium/(Discount) of High Sales Price to NAV(3)	Premium/(Discount) of Low Sales Price to NAV(3)	Declared Distributions
Period	NAV(1)	High	Low
Second Quarter of 2024 (through April 30, 2024)	*	$9.63	$8.95	*	*	$0.40
First Quarter of 2024	$9.02	$11.48	$9.01	27.3%	(0.1)%	$0.40
Fourth Quarter of 2023	$9.21	$10.99	$9.20	19.3%	(0.1)%	$0.40
Third Quarter of 2023	$10.37	$12.62	$10.12	21.7%	(2.4)%	$0.40
Second Quarter of 2023	$10.70	$12.27	$9.81	14.7%	(8.3)%	$0.40
First Quarter of 2023	$11.69	$12.72	$10.75	8.8%	(8.0)%	$0.40
Fourth Quarter of 2022	$11.88	$13.31	$10.43	12.0%	(12.2)%	$0.47	(4)
Third Quarter of 2022	$12.69	$14.47	$10.46	14.0%	(17.6)%	$0.36
Second Quarter of 2022	$13.01	$17.88	$12.17	37.4%	(6.5)%	$0.36
First Quarter of 2022	$13.84	$18.07	$15.80	30.6%	14.2%	$0.36
_______________
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Closing sales price as provided by the NYSE.
(3)Calculated as of the respective high or low closing sales price divided by the quarter-end NAV and subtracting 1.
(4)Includes a $0.10 per share special distribution.
*    Not determinable at the time of filing.
On April 30, 2024, the reported closing sales price of our common stock was $9.39 per share. As of April 30, 2024, we had 7 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.
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

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(2)

10.1	Amendment No. 16, dated as of April 29, 2024, to Receivables Financing Agreement(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(*)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Venture Growth BDC Corp.
Date: May 1, 2024	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 1, 2024	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)