Form 10-Q
period 2024-06-30
TriplePoint Venture Growth BDC Corp.
filed 2024-08-07
CIK 1580345

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
There were 39,952,690 shares of the Registrant’s common stock outstanding as of August 7, 2024.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Investments at fair value (amortized cost of $745,644 and $850,142, respectively)	$713,770	$802,145
Cash and cash equivalents	50,434	153,328
Restricted cash	241	18,254
Deferred credit facility costs	2,507	2,714
Prepaid expenses and other assets	4,316	2,384
Total assets	$771,268	$978,825

Liabilities
Revolving Credit Facility	$10,000	$215,000
2025 Notes, net	69,843	69,738
2026 Notes, net	199,262	199,041
2027 Notes, net	124,257	124,117
Base management fee payable	3,832	4,490
Income incentive fee payable	—	—
Other accrued expenses and liabilities	11,097	20,133
Total liabilities	$418,291	$632,519
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	399	376
Paid-in capital in excess of par value	514,023	492,934
Total distributable earnings (loss)	(161,445)	(147,004)
Total net assets	$352,977	$346,306
Total liabilities and net assets	$771,268	$978,825

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	39,953	37,620
Net asset value per share	$8.83	$9.21

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment income
Interest income from investments	$22,769	$31,904	$47,510	$62,072
Payment-in-kind interest income	3,821	2,597	7,608	4,682
Other income
Expirations/terminations of unfunded commitments	—	100	294	1,072
Other fees	517	550	969	953
Total investment and other income	27,107	35,151	56,381	68,779

Operating expenses
Base management fee	3,832	4,496	8,134	8,807
Income incentive fee	—	—	—	—
Interest expense and amortization of fees	8,702	9,944	15,713	19,189
Administration Agreement expenses	648	567	1,259	1,140
General and administrative expenses	1,321	1,307	3,148	2,227
Total operating expenses	14,503	16,314	28,254	31,363

Net investment income	12,604	18,837	28,127	37,416

Net realized and unrealized gains/(losses)
Net realized gains (losses) on investments	(18,846)	1,859	(27,653)	1,826
Net change in unrealized gains (losses) on investments	14,859	(41,551)	16,122	(52,418)
Net realized and unrealized gains/(losses)	(3,987)	(39,692)	(11,531)	(50,592)

Net increase (decrease) in net assets resulting from operations	$8,617	$(20,855)	$16,596	$(13,176)

Per share information (basic and diluted)
Net investment income per share	$0.33	$0.53	$0.74	$1.06
Net increase (decrease) in net assets per share	$0.22	$(0.59)	$0.43	$(0.37)
Weighted average shares of common stock outstanding	38,729	35,398	38,189	35,373
Total distributions declared per share	$0.40	$0.40	$0.80	$0.80

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of March 31, 2023	35,397	$354	$471,046	$(57,446)	$413,954
Net increase (decrease) in net assets resulting from operations	—	—	—	(20,855)	(20,855)
Distributions reinvested in common stock	50	—	553	—	553
Distributions from distributable earnings	—	—	—	(14,159)	(14,159)
Offering Costs	—	—	(59)	—	(59)
Balance as of June 30, 2023	35,447	$354	$471,540	$(92,460)	$379,434

Balance as of March 31, 2024	37,846	$378	$495,015	$(154,126)	$341,267
Net increase (decrease) in net assets resulting from operations	—	—	—	8,617	8,617
Issuance of common stock, net	1,994	20	18,150	—	18,170
Distributions reinvested in common stock	113	1	858	—	859
Distributions from distributable earnings	—	—	—	(15,936)	(15,936)
Balance as of June 30, 2024	39,953	$399	$514,023	$(161,445)	$352,977

Balance as of December 31, 2022	35,348	$353	$470,572	$(50,985)	$419,940
Net increase (decrease) in net assets resulting from operations	—	—	—	(13,176)	(13,176)
Distributions reinvested in common stock	99	1	1,118	—	1,119
Distributions from distributable earnings	—	—	—	(28,299)	(28,299)
Offering Costs	—	—	(150)	—	(150)
Balance as of June 30, 2023	35,447	$354	$471,540	$(92,460)	$379,434

Balance as of December 31, 2023	37,620	$376	$492,934	$(147,004)	$346,306
Net increase (decrease) in net assets resulting from operations	—	—	—	16,596	16,596
Issuance of common stock, net	2,127	21	19,404	—	19,425
Distributions reinvested in common stock	206	2	1,685	—	1,687
Distributions from distributable earnings	—	—	—	(31,037)	(31,037)
Balance as of June 30, 2024	39,953	$399	$514,023	$(161,445)	$352,977

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$16,596	$(13,176)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(52,118)	(87,642)
Principal payments and proceeds from investments	138,918	58,580
Payment-in-kind interest on investments	(7,608)	(4,682)
Net change in unrealized (gains) losses on investments	(16,122)	52,418
Net realized (gains) losses on investments	27,653	(1,826)
Amortization and (accretion) of premiums and discounts, net	(1,996)	(3,226)
(Accretion) reduction of end-of-term payments, net of prepayments	(352)	(6,301)
Amortization of debt fees and issuance costs	1,231	1,171
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,932)	(661)
Base management fee payable	(658)	293
Other accrued expenses and liabilities	(9,036)	(2,442)
Net cash (used in) provided by operating activities	94,576	(7,494)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	55,000	125,000
Repayments under revolving credit facility	(260,000)	(60,000)
Distributions paid	(29,350)	(27,180)
Deferred credit facility costs	(558)	—
Debt issuance costs	—	(6)
Offering costs	—	(150)
Proceeds from the issuance of common stock, net	19,425	—
Net cash provided by (used in) financing activities	(215,483)	37,664
Net change in cash, cash equivalents and restricted cash	(120,907)	30,170
Cash, cash equivalents and restricted cash at beginning of period	171,582	59,260
Cash, cash equivalents and restricted cash at end of period	$50,675	$89,430

	For the Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$50,434	$78,410
Restricted cash	241	11,020
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$50,675	$89,430

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,566	$17,432
Distributions reinvested	$1,687	$1,118
Excise tax paid	$1,470	$726

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	5/17/2022	$8,333	$8,148	$8,174	5/31/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	7/21/2022	8,750	8,779	8,812	7/31/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	9/30/2022	5,750	5,743	5,768	9/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	2/6/2023	2,167	2,195	2,200	2/28/2025
Total Application Software - 7.07%*			25,000	24,865	24,954

Aerospace and Defense
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	11/21/2023	1,000	984	984	11/30/2027
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	4,000	3,927	3,927	12/31/2027
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)(2)	12/27/2023	5,000	4,909	4,909	12/31/2027
Total Aerospace and Defense - 2.78%*			10,000	9,820	9,820

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	2,902	2,586	2,586	11/30/2026
	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	7,000	7,117	7,117	12/31/2026
			9,902	9,703	9,703
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% cash interest rate + 2.50% PIK interest rate, 12.75% floor)(2)	6/26/2024	20,007	19,671	19,889	5/31/2027
Farmer's Business Network, Inc.	Convertible Note (15.00% interest rate)(2)	9/28/2023	14	14	14	9/27/2025
NewStore Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 6.25% EOT payment)(2)	1/29/2024	2,500	2,464	2,464	1/31/2027
Total Business Applications Software - 9.09%*			32,423	31,852	32,070

Business Products and Services
Quick Commerce Ltd(1)(3)	Growth Capital Loan (Prime + 6.00% PIK interest, 9.25% floor, 7.29% EOT payment)	5/4/2022	10,972	8,946	8,687	12/31/2028
	Growth Capital Loan (Prime + 6.00% PIK interest, 9.25% floor, 7.29% EOT payment)(2)	10/19/2023	1,045	852	827	12/31/2028
Total Business Products and Services - 2.70%*			12,017	9,798	9,514

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/6/2021	$2,781	$2,838	$2,814	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/21/2021	438	456	452	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	8/10/2021	525	546	541	8/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	10/6/2021	2,430	2,520	2,493	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	1,578	1,631	1,613	11/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	4,233	4,375	4,326	11/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	1,414	1,463	1,451	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	540	559	554	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	95	98	97	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	3,060	3,156	3,129	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	1,166	1,192	1,179	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	439	449	444	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	2,850	2,869	2,830	3/31/2026
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	5,130	5,146	5,074	4/30/2026
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	306	306	301	6/30/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	300	294	294	10/31/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	2,282	2,229	2,229	11/30/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	174	169	169	12/31/2026
	Growth Capital Loan(8)	12/27/2023	2,178	2,179	1,693	12/31/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	6/27/2024	244	234	234	6/30/2027
Total Business/Productivity Software - 9.04%*			32,163	32,709	31,917

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	12/30/2021	1,000	1,056	1,057	6/30/2025
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)	10/31/2022	696	749	749	10/31/2025
Total Consumer Non-Durables - 0.51%*			1,696	1,805	1,806

Consumer Products and Services
Avantstay, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 5.50% EOT payment)	3/20/2023	1,920	1,942	1,943	3/31/2026
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)	4/17/2023	648	651	651	4/30/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	6/15/2023	412	412	412	6/30/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	8/9/2023	954	950	950	8/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	9/1/2023	668	665	665	8/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	12/29/2023	426	408	408	8/31/2027
			5,028	5,028	5,029

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Baby Generation, Inc.	Growth Capital Loan (Prime +7.50% interest rate, 10.75% floor, 8.00% EOT payment)(2)	1/26/2022	$1,875	$1,984	$1,984	1/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	625	656	656	12/31/2024
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	2,188	2,266	2,266	3/31/2025
			4,688	4,906	4,906
Fiton Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	2/29/2024	8,889	8,700	8,700	8/1/2027
	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	3/8/2024	1,111	1,087	1,087	9/1/2027
	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	6/28/2024	1,000	975	975	12/1/2027
			11,000	10,762	10,762
Flink SE(1)(3)	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)	7/5/2022	12,500	12,947	9,042	7/31/2025
	Growth Capital Loan (9.75% interest rate, 6.75% EOT payment)	10/21/2022	12,500	12,853	9,042	10/31/2025
			25,000	25,800	18,084
Frubana Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.75% floor, 5.00% EOT payment)(2)	1/25/2023	186	188	186	1/31/2027
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.86% EOT payment)(2)	4/3/2023	7,000	7,163	6,960	10/31/2026
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 7.50% EOT payment)(2)	10/3/2023	8,000	7,963	7,777	10/31/2026
			15,186	15,314	14,923
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	112	123	123	4/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	299	323	323	5/31/2025
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	1,981	2,151	2,151	5/31/2025
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	2,976	2,999	2,999	4/30/2026
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	1,280	1,289	1,289	4/30/2026
			6,648	6,885	6,885
Good Eggs, Inc.(7)	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 7.75% EOT payment)	8/12/2021	5,298	5,461	2,916	8/31/2025
	Growth Capital Loan (Prime + 0.50% interest rate, 8.00% floor, 6.00% EOT payment)	5/26/2022	7,000	7,011	3,402	5/31/2025
			12,298	12,472	6,318
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,350	3,625	3,567	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	6,700	7,224	7,111	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	7,475	8,023	7,858	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	7,475	8,021	7,856	2/28/2025
			25,000	26,893	26,392
JOKR S.à r.l.(1)(3)	Growth Capital Loan (7.40% cash interest rate + 7.11% PIK interest, 7.78% EOT payment)(2)	11/3/2021	2,713	2,699	2,672	11/30/2025
	Growth Capital Loan (9.31% cash interest rate + 8.94% PIK interest, 8.00% EOT payment)(2)	8/17/2022	1,023	1,013	1,013	8/31/2026
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	11/2/2021	501	552	478	7/31/2024
			4,237	4,264	4,163
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	6,959	7,127	7,021	12/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 8.25% PIK interest, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	6,089	5,565	5,198	12/31/2026
	Growth Capital Loan (Prime + 8.25% PIK interest, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	3,415	3,102	3,091	12/31/2026
			9,504	8,667	8,289

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Project 1920, Inc.(7)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	$1,927	$1,973	$1,080	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	2,100	2,142	1,177	3/25/2024
			4,027	4,115	2,257
MA Micro Limited(1)(3)	Convertible Note(2)(8)	12/31/2023	4,166	2,713	2,634	12/31/2028
	Growth Capital Loan (2)(8)	12/31/2023	4,166	1,442	1,400	12/31/2026
	Growth Capital Loan (2)(8)	12/31/2023	1,389	1,186	1,151	12/31/2028
			9,721	5,341	5,185
Total Consumer Products and Services - 34.06%*			139,296	137,574	120,214

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 12.00% floor, 7.50% EOT payment)	5/15/2024	1,000	1,002	1,002	5/31/2027
	Growth Capital Loan (Prime + 7.25% interest rate, 12.00% floor, 7.50% EOT payment)	5/15/2024	4,000	3,816	3,816	5/31/2027
	Growth Capital Loan (Prime + 7.25% interest rate, 12.00% floor, 7.50% EOT payment)	5/15/2024	7,500	7,155	7,155	5/31/2027
Total Consumer Retail - 3.39%*			12,500	11,973	11,973

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.75% EOT payment)	9/29/2021	16,917	16,737	16,737	11/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest, 2.50% EOT payment)(2)	4/25/2024	3,594	3,195	3,126	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	16,500	16,862	16,862	6/30/2027
	Revolver (Prime + 6.50% interest rate, 10.00% floor)(2)	6/15/2022	4,930	4,930	4,930	6/15/2025
			21,430	21,792	21,792
Outfittery GMBH(1)(3)	Growth Capital Loan (11.00% PIK interest, 14.73% EOT payment)(2)	1/1/2021	24,493	28,797	25,759	1/1/2026
	Revolver (4.50% Cash Interest + 4.50% PIK interest, 7.53% EOT payment)(2)	1/1/2021	4,133	4,365	4,099	1/1/2026
	Revolver (4.50% Cash Interest + 4.50% PIK interest, 9.00% EOT payment)(2)	12/28/2022	2,338	2,456	2,380	1/1/2026
			30,964	35,618	32,238
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	19,500	20,835	20,724	11/30/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	3,000	3,081	3,081	12/31/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	5,500	5,708	5,708	12/31/2025
			28,000	29,624	29,513
Total E-Commerce - Clothing and Accessories - 29.30%*			100,905	106,966	103,406

Entertainment
Luminary Roli Limited(1)(3)	Growth Capital Loan(2)(8)	8/31/2021	35,492	29,530	10,160	8/31/2026
Mind Candy Limited(1)(3)(7)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	21,872	21,222	14,226	12/31/2024
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,477	1,444	961	12/31/2024
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,378	1,347	896	12/31/2024
			24,727	24,013	16,083
Total Entertainment - 7.43%*			60,219	53,543	26,243

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (8.00% cash interest rate + 6.28% PIK interest, 14.28% floor)(2)	12/31/2020	35,265	35,009	35,659	12/31/2025
Total Financial Institution and Services - 10.10%*			35,265	35,009	35,659

Financial Software
Synapse Financial Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% interest rate, 9.75% floor, 4.00% EOT payment)	7/29/2022	732	727	56	7/31/2025
Total Financial Software - 0.02%*			732	727	56

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Food & Drug
Capsule Corporation	Growth Capital Loan (Prime + 7.75% interest rate, 13.00% floor, 13.00% EOT payment)	12/30/2020	$15,000	$16,545	$16,416	12/31/2024
Total Food & Drug - 4.65%*			15,000	16,545	16,416

Healthcare Technology Systems
Kalderos, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/14/2023	1,200	1,195	1,195	6/30/2026
	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/21/2023	1,800	1,792	1,792	6/30/2026
	Growth Capital Loan (Prime + 4.50% interest rate, 10.75% floor, 7.25% EOT payment)	3/21/2023	10,000	10,172	10,172	9/30/2026
			13,000	13,159	13,159
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)(2)	7/14/2023	5,000	4,950	4,950	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 11.00% floor, 6.00% EOT payment)	12/30/2022	20,000	20,454	20,454	12/31/2025
	Growth Capital Loan (Prime + 4.75% PIK interest, 11.00% floor, 6.00% EOT payment)	6/12/2023	23,019	23,365	22,592	6/12/2027
	Growth Capital Loan (Prime + 4.75% PIK interest, 11.00% floor, 6.00% EOT payment)(2)	6/14/2023	1,732	1,717	1,662	6/12/2027
			44,751	45,536	44,708
Total Healthcare Technology Systems - 17.80%*			62,751	63,645	62,817

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.25% EOT payment)	5/4/2023	1,000	1,011	1,011	2/28/2027
	Growth Capital Loan (Prime + 5.25% interest rate, 11.25% floor, 5.50% EOT payment)	5/4/2023	1,000	1,006	1,007	5/31/2027
Total Information Services (B2C) - 0.57%*			2,000	2,017	2,018

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 9.50% floor, 5.50% EOT payment)	9/30/2022	20,000	20,170	20,170	3/31/2027
Total Multimedia and Design Software - 5.71%*			20,000	20,170	20,170

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)	6/13/2022	10,000	10,401	10,241	9/30/2025
	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)	3/17/2023	10,000	10,135	10,097	6/30/2026
			20,000	20,536	20,338
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,939	6,280	3/8/2026
Total Other Financial Services - 7.54%*			27,035	27,475	26,618

Real Estate Services
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	10,000	10,522	9,954	6/30/2026
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)	12/30/2022	3,006	3,092	3,067	12/31/2024
			13,006	13,614	13,021

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	$250	$262	$263	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	834	836	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	231	232	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	111	111	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	462	463	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	219	219	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	159	159	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,431	1,434	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	793	794	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	178	179	1/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	122	122	2/28/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	313	314	3/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	1,110	1,153	1,157	4/30/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	991	1,027	1,031	4/30/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2022	216	225	226	5/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	7/19/2022	200	204	205	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	7/19/2022	100	103	103	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	150	152	153	12/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	361	366	368	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/5/2022	565	571	574	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	5/23/2023	240	239	241	5/31/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	5/23/2023	434	433	437	5/31/2026
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2023	720	722	727	5/31/2026
			9,978	10,310	10,348
Total Real Estate Services - 6.62%*			22,984	23,924	23,369

Shopping Facilitators
Moda Operandi, Inc.(7)	Growth Capital Loan (Prime + 8.75% interest rate, 12.00% floor, 7.00% EOT payment)	12/30/2021	27,500	26,579	25,685	6/30/2024
Total Shopping Facilitators - 7.28%*			27,500	26,579	25,685

Travel & Leisure
Omio Corp. (fka.GoEuro Corp.)(1)(3)	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	10/30/2019	20,000	20,887	20,641	1/31/2027
	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	3/27/2020	10,000	10,412	10,290	1/31/2027
Total Travel & Leisure - 8.76%*			30,000	31,299	30,931

Total Debt Investments - 174.42%*			$669,486	$668,295	$615,656

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Aerospace and Defense
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	22,488	192	81
Total Aerospace and Defense - 0.02%*				192	81

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock	5/10/2022	14,536	123	251
Total Application Software - 0.07%*				123	251

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	143
	Preferred Stock	6/29/2022	27,714	164	41
				302	184
Cresta Intelligence, Inc.	Common Stock(2)	6/6/2024	9,935	8	8
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	23
Envoy, Inc.	Preferred Stock(2)	5/8/2020	358,930	82	208
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	24
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	882
FlashParking, Inc.	Preferred Stock(2)	6/15/2021	210,977	810	1,314
	Preferred Stock(2)	6/26/2024	51,677	140	140
				950	1,454
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,160	102	102
NewStore Inc.	Preferred Stock(2)	11/16/2022	122,353	36	29
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Project Affinity, Inc.	Preferred Stock(2)	4/26/2024	88,370	21	21
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018		213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	100
Total Business Applications Software - 1.07%*				2,224	3,786

Business Products and Services
Cart.com, Inc.	Common Stock(2)	12/30/2021	32,731	477	640
	Preferred Stock(2)	3/31/2022	4,532	25	51
				502	691
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	227
Substack Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Total Business Products and Services - 0.26%*				705	924

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock	7/6/2021	49,892	626	738
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	87,385	87	1,039
Total Business/Productivity Software - 0.50%*				713	1,777

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	67
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*				120	178

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*				188	188

Computer Hardware
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	52,773	183	121
Total Computer Hardware - 0.03%*				183	121

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	10/8/2020	114,327	$370	$726
Total Consumer Finance - 0.21%*				370	726

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	2,262	85	84
Don't Run Out, Inc.	Preferred Stock	12/30/2021	42,929	30	13
Total Consumer Non-Durables - 0.03%*				115	97

Consumer Products and Services
AvantStay, Inc.	Common Stock	12/12/2022	24,495	151	199
Baby Generation, Inc.	Common Stock(2)	1/26/2022	33,964	25	25
everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	25	24
FitOn Inc.	Common Stock(2)	2/29/2024	73,807	162	162
Flink SE(1)(3)	Preferred Stock	4/13/2022	178	339	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	26,619	116	86
Frubana Inc.(1)(3)	Preferred Stock(2)	9/30/2022	15,987	334	13
Good Eggs, Inc.	Preferred Stock	8/12/2021	154,633	401	—
Hydrow, Inc.	Common Stock	2/9/2021	103,267	143	—
	Preferred Stock	8/6/2021	53,903	89	—
				232	—
JOKR S.à r.l.(1)(3)	Preferred Stock	7/24/2023	12,056	339	196
Lower Holding Company	Preferred Stock	12/28/2022	146,431	189	29
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/2/2022	894,182	1,258	1,075
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	41,140	23	—
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	93	14
The Black Tux, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	460
Total Consumer Products and Services - 0.94%*				4,286	3,310

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	128
Savage X, Inc.	Preferred Stock	4/7/2020	28,977	471	580
Total Consumer Retail - 0.20%*				639	708

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021		190	465
Total Database Software - 0.13%*				190	465

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	314
	Common Stock	9/29/2023	117,338	375	310
				1,315	624
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	249
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017		1,850	1,076
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	4,402	213	—
	Common Stock(2)	11/25/2015	7,460	1,081	1
				1,294	1
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
Trendly, Inc.	Preferred Stock	5/27/2021	574,742	381	598
	Preferred Stock	6/7/2022	57,924	44	39
				425	637
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018		39	57
Total E-Commerce - Clothing and Accessories - 0.77%*				5,480	2,714

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)	4/2/2018	62,128	$219	$2
	Common Stock(2)	5/22/2019	25,664	228	—
				447	2
Merama Inc.	Preferred Stock(2)	4/28/2021	191,274	406	1,502
Total E-Commerce - Personal Goods - 0.43%*				853	1,504

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	—
Total Entertainment - 0.00%*				922	—

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	948
Revolut Ltd(1)(3)	Ordinary Shares(2)	4/16/2018	6,253	40	4,043
	Ordinary Shares(2)	10/29/2019	7,945	324	4,753
				364	8,796
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	1,043
	Preferred Stock(2)	12/23/2015	46,548	136	322
				518	1,365
Total Financial Institution and Services - 3.40%*				2,112	12,018

Financial Software
Synapse Financial Technologies, Inc.	Nonvoting Stock	7/29/2022	3,913	23	—
Total Financial Software - 0.00%*				23	—

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	437	34
	Cash Exit Fee(5)	12/28/2018		129	123
Total Food & Drug - 0.04%*				566	157

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	33,510	70	70
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	1,092
Total General Media and Content - 0.33%*				694	1,162

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	22	16
Vial Health Technology, Inc.	Preferred Stock(2)	12/14/2022	48,889	33	33
Total Healthcare Services - 0.01%*				55	49

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	21
Kalderos, Inc.	Preferred Stock	12/27/2022	73,606	167	93
K Health, Inc.	Common Stock(2)	7/14/2023	61,224	187	187
Thirty Madison, Inc.	Preferred Stock	12/30/2022	167,494	445	457
Total Healthcare Technology Systems - 0.21%*				857	758

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	11,974	9	5
Total Information Services (B2C) - 0.00%*				9	5

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	183,642	$309	$360
Open Space Labs, Inc.	Preferred Stock(2)	11/15/2022	2,954	7	4
Total Multimedia and Design Software - 0.10%*				316	364

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	107
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	441
Corelight, Inc.	Common Stock(2)	9/29/2022	45,977	235	258
Total Network Systems Management Software - 0.23%*				421	806

Other Financial Services
Jerry Services, Inc.	Preferred Stock	6/13/2022	41,936	169	100
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	429
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	228
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	1,488,450	223	595
Total Other Financial Services - 0.38%*				877	1,352

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	16
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	89
	Preferred Stock(2)	11/5/2020	55,326	76	61
				120	150
Homeward, Inc.	Preferred Stock	12/10/2021	71,816	211	6
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	37,485	295	117
Roofstock, Inc.	Preferred Stock(2)	5/25/2022	26,765	19	5
Sonder Holdings Inc.	Common Stock(2)	12/28/2018	10,024	232	—
	Common Stock(2)	3/4/2020	1,049	42	—
				274	—
True Footage Inc.	Preferred Stock	11/24/2021	88,762	147	282
Total Real Estate Services - 0.16%*				1,072	576

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	12/30/2021	36,450	169	—
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.04%*				211	138

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Travel & Leisure
OmioCorp. (fka. GoEuro Corp.)(1)(3)	Preferred Stock	9/18/2019	12,027	361	405
	Preferred Stock	8/26/2022	16,261	611	697
	Preferred Stock	4/5/2024	17,904	385	1,080
Total Travel & Leisure - 0.62%*				1,357	2,182

Total Warrant Investments - 10.36%*				$26,301	$36,561

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$105
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	107
Envoy, Inc.	Preferred Stock(2)	12/30/2021	212,160	667	541
FlashParking, Inc.	Preferred Stock(2)	7/19/2022	33,116	455	451
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	486
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	860	28	13
	Preferred Stock(2)	9/28/2023	4,181	138	12
				166	25
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	287
Total Business Applications Software - 0.60%*				2,382	2,105

Business Products and Services
Quick Commerce Ltd(1)(3)	Preferred Stock(2)	4/5/2024	418,182	8,028	7,862
Quick Commerce Ltd(1)(3)	Ordinary Shares(2)	4/5/2024	1,448,664,129	311	1,660
Total Business Products and Services - 2.70%*				8,339	9,522

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	51
Total Business/Productivity Software - 0.01%*				150	51

Commercial Services
MXP Prime GmbH(1)(3)	Common Stock(2)	2/3/2022	165	1,140	12
	Preferred Stock(2)	6/29/2023	23	—	131
	Preferred Stock(2)	6/29/2023	46	50	49
				1,190	192
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.07%*				1,240	242

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	227
Total Consumer Finance - 0.06%*				150	227

Consumer Non-Durables
Misfits Market, Inc. (f/k/a Imperfect Foods, Inc.)	Preferred Stock(2)	12/31/2022	1,615	142	153
	Preferred Stock(2)	12/31/2022	7,196	358	385
Total Consumer Non-Durables - 0.15%*				500	538

Consumer Products and Services
everdrop GmbH(1)(3)	Preferred Stock(2)	8/1/2022	78	310	323
Frubana Inc.(1)(3)	Preferred Stock(2)	7/13/2022	7,993	500	19
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	11
	Preferred Stock(2)	3/19/2021	46,456	335	11
				668	22
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,843	187	126
	Preferred Stock(2)	11/3/2022	787	37	35
				224	161
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Total Consumer Products and Services - 0.15%*				1,712	535

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	558
	Preferred Stock(2)	11/30/2021	10,393	500	453
Total Consumer Retail - 0.29%*				1,000	1,011

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	$500	$466
Total E-Commerce - Clothing and Accessories - 0.13%*				500	466

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)(10)	6/5/2018	31,576	500	56
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	194
	Preferred Stock(2)	4/19/2021	14,490	83	168
	Preferred Stock(2)	9/1/2021	10,298	167	160
				283	522
Total E-Commerce - Personal Goods - 0.16%*				783	578

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(10)	1/5/2018	60,926	250	102
Total Educational/Training Software - 0.03%*				250	102

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	—
Total Entertainment - 0.00%*				3,525	—

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	20,514	18,973
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	17,773
Total Financial Institution and Services - 10.41%*				20,806	36,746

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	128,423	716	369
Total Food & Drug - 0.10%*				716	369

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	127,656	1,000	1,000
Total General Media and Content - 0.28%*				1,000	1,000

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	145
	Common Stock(2)	1/14/2020	142,855	404	73
				600	218
Kalderos, Inc.	Preferred Stock(2)	12/27/2022	45,403	325	303
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	338
Thirty Madison, Inc.	Preferred Stock(2)	5/31/2019	81,708	1,000	725
Total Healthcare Technology Systems - 0.45%*				2,303	1,584

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	42,378	231	263
Total Multimedia and Design Software - 0.07%*				231	263

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	1,003
	Preferred Stock(2)	4/7/2020	9,022	125	153
Total Network Systems Management Software - 0.33%*				525	1,156

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of June 30, 2024
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	5/6/2022	8,231	$104	$74
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	1,347
	Ordinary Shares(2)	1/5/2022	26,281	516	479
				1,516	1,826
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,454
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total Other Financial Services - 0.98%*				2,984	3,454

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/18/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	11,246	300	209
Sonder Holdings Inc.	Common Stock(2)(10)	5/21/2019	2,186	312	10
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	122
Total Real Estate Services - 0.10%*				741	370

Travel & Leisure
OmioCorp. (fka. GoEuro Corp.)(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	295
	Preferred Stock(2)	5/9/2022	9,169	623	918
				923	1,213
Inspirato LLC	Common Stock(2)(4)(10)	9/11/2014	6,081	288	21
Total Travel & Leisure - 0.35%*				1,211	1,234

Total Equity Investments - 17.44%*				$51,048	$61,553

Total Investments in Portfolio Companies - 202.21%*(9)(11)				$745,644	$713,770

Cash Equivalents
Money Market Fund	Type of Investment	Ticker		Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM		$46,835	$46,835
Total Cash Equivalents - 13.27%*				$46,835	$46,835
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2024, non-qualifying assets represented 37.8% of the Company’s total assets, at fair value.
(2)As of June 30, 2024, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $40.3 million, $55.3 million and $15.0 million, respectively, for the June 30, 2024 investment portfolio. The tax cost of investments is $728.7 million.
(7)Debt is on non-accrual status as of June 30, 2024 and is therefore considered non-income producing. Non-accrual investments as of June 30, 2024 had a total cost and fair value of $67.9 million and $50.4 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in five public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2024, the Company’s portfolio company investments that were subject to restrictions on sales totaled $713.2 million at fair value and represented 202.1% of the Company’s net assets. In addition, unless otherwise indicated, as of June 30, 2024, all investments are pledged as collateral as part of the Company’s revolving credit facility.
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
_______________

Notes applicable to the investments presented in the foregoing schedules of investments:
•Unless otherwise noted as an “Affiliate Investment” or a “Control Investment,” no investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company. As of June 30, 2024 and December 31, 2023, none of the Company’s investments represent a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Unless otherwise noted, interest rate is the annual cash interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of June 30, 2024, the Prime Rate was 8.50%. As of June 30, 2024, approximately 63.5%, or $394.9 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher.
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
June 30, 2024
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
The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of June 30, 2024 and 2023, and, as a result, no capital gains incentive fees were recorded for the three and six months ended June 30, 2024 and 2023.

Management and Incentive Fees (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Base management fee	$3,832	$4,496	$8,134	$8,807
Income incentive fee	$—	$—	$—	$—
Capital gains incentive fee	$—	$—	$—	$—

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
For the three months ended June 30, 2024 and 2023, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.6 million and $0.6 million, respectively.
For the six months ended June 30, 2024 and 2023, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $1.3 million and $1.1 million, respectively.
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
•At least 25% of the total dollar value of the Company’s investment portfolio will receive valuation recommendations from an independent third-party valuation firm each quarter, as selected in accordance with the Company’s valuation policy. Each new portfolio investment will be reviewed by an independent third-party valuation firm within 12 months of the date of investment, and thereafter will be reviewed by an independent third-party valuation firm no later than the fourth quarter following its most recent inclusion in such review process. However, a valuation review by an independent third-party valuation firm is not required for an investment whose total dollar value is less than 1% of the total dollar value of the Company’s aggregate investment portfolio (up to an aggregate of 10% of the total dollar value of the Company’s aggregate investment portfolio) or for those assets that the Board and/or Valuation Committee has agreed to waive from such requirement.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of June 30, 2024 and December 31, 2023. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$615,656	$615,656	$—	$—	$730,295	$730,295
Warrant investments	—	—	36,561	36,561	—	—	30,055	30,055
Equity investments	527	—	61,026	61,553	1,370	—	40,425	41,795
Total portfolio company investments	$527	$—	$713,243	$713,770	$1,370	$—	$800,775	$802,145

The following tables show information about Level 3 portfolio company investments measured at fair value for the six months ended June 30, 2024 and 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2024
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2023	$730,295	$30,055	$40,425	$800,775
Funding and purchases of investments, at cost	50,882	436	800	52,118
Principal payments and sale proceeds received from investments	(135,700)	(889)	—	(136,589)
Net amortization and accretion of premiums and discounts and end-of-term payments	2,589	—	—	2,589
Net realized gains (losses) on investments	(29,228)	(423)	—	(29,651)
Net change in unrealized gains (losses) included in earnings	(2,763)	7,766	11,462	16,465
Payment-in-kind coupon	7,609	—	—	7,609
Transfers between investment types	(8,028)	(384)	8,412	—
Gross transfers out of Level 3(1)	—	—	(73)	(73)
Fair value as of June 30, 2024	$615,656	$36,561	$61,026	$713,243

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2024	$(13,700)	$6,726	$11,462	$4,488
__________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the six months ended June 30, 2024, transfers relate to equity investments in publicly traded companies.

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
During the three months ended June 30, 2024, the Company recognized net realized losses on investments of $18.8 million. During the three months ended June 30, 2023, the Company recognized net realized gains on investments of $1.9 million.
During the six months ended June 30, 2024, the Company recognized net realized losses on investments of $27.7 million. During the six months ended June 30, 2023, the Company recognized net realized gains on investments of $1.8 million.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains during the three months ended June 30, 2024 was $14.9 million. Net change in unrealized losses during the three months ended June 30, 2023 was $41.6 million.
Net change in unrealized gains during the six months ended June 30, 2024 was $16.1 million. Net change in unrealized losses during the six months ended June 30, 2023 was $52.4 million.

The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of June 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$522,313	Discounted Cash Flows	Discount Rate	13.41% - 35.94%	19.42%
	93,343	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 100.00%	72.45%
Warrant investments	34,676	Black Scholes Option Pricing Model	Revenue Multiples	0.15x - 20.00x	9.22x
			Volatility	30.00% - 90.00%	53.25%
			Term	0.20 - 4.50 Years	2.55
			Discount for Lack of Marketability	17.50% - 20.00%	18.05%
			Risk Free Rate	0.09% - 5.03%	3.94%
	3	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	2.00 - 2.50 Years	2.14
	1,882	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.51
			Expected Recovery Rate	18.75% - 100.00%	89.19%
Equity investments	59,869	Black Scholes Option Pricing Model	Revenue Multiples	0.35x - 20.00x	7.18x
			Volatility	30.00% - 90.00%	56.20%
			Term	1.00 - 4.00 Years	1.65
			Discount for Lack of Marketability	17.50% - 17.50%	17.50%
			Risk Free Rate	0.13% - 5.03%	3.76%
	1,157	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	20.00% - 20.00%	20.00%
			Term	0.50 - 1.50 Years	1.00
Total portfolio company investments	$713,243

Level 3 Investments (dollars in thousands)	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$688,937	Discounted Cash Flows	Discount Rate	14.62% - 42.03%	19.79%
	41,358	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 100.00%	61.36%
Warrant investments	27,730	Black Scholes Option Pricing Model	Revenue Multiples	0.18x - 14.00x	4.79x
			Volatility	35.00% - 90.00%	60.99%
			Term	0.20 - 4.50 Years	3.04
			Discount for Lack of Marketability	17.50% - 20.00%	18.60%
			Risk Free Rate	0.09% - 5.03%	3.37%
	411	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.01
	1,914	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.52
			Expected Recovery Rate	18.75% - 100.00%	89.37%
Equity investments	39,268	Black Scholes Option Pricing Model	Revenue Multiples	0.70x - 14.00x	5.60x
			Volatility	35.00% - 90.00%	66.01%
			Term	1.50 - 4.00 Years	2.82
			Discount for Lack of Marketability	17.50% - 17.50%	17.50%
			Risk Free Rate	0.13% - 5.03%	3.82%
	1,157	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	20.00% - 20.00%	20.00%
			Term	0.50 - 1.50 Years	1.00
Total portfolio company investments	$800,775
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
Note 6. Borrowings
The following table shows the Company’s outstanding debt as of June 30, 2024 and December 31, 2023:

Liability (in thousands)	June 30, 2024			December 31, 2023
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$350,000	$10,000	$340,000	$350,000	$215,000	$135,000
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	200,000	200,000	—
2027 Notes	125,000	125,000	—	125,000	125,000	—
Total before deferred financing and issuance costs	745,000	405,000	340,000	745,000	610,000	135,000
Unamortized deferred financing and issuance costs	—	(4,145)	—	—	(4,818)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$745,000	$400,855	$340,000	$745,000	$605,182	$135,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company’s unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revolving Credit Facility
Interest cost	$3,056	$4,458	$4,384	$8,193
Unused fee	264	170	630	369
Amortization of costs and other fees	541	485	1,027	964
Revolving Credit Facility Total	$3,861	$5,113	$6,041	$9,526

2025 Notes
Interest cost	$788	$787	$1,575	$1,575
Amortization of costs and other fees	60	52	112	103
2025 Notes Total	$848	$839	$1,687	$1,678

2026 Notes
Interest cost	$2,250	$2,250	$4,500	$4,500
Amortization of costs and other fees	111	110	221	221
2026 Notes Total	$2,361	$2,360	$4,721	$4,721

2027 Notes
Interest cost	$1,562	$1,563	$3,125	$3,125
Amortization of costs and other fees	70	69	139	139
2027 Notes Total	$1,632	$1,632	$3,264	$3,264

Total interest expense and amortization of fees	$8,702	$9,944	$15,713	$19,189
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). As of June 30, 2024, the Company had $350 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances. On July 22, 2022, the Credit Facility was amended to, among other things, extend the revolving period from November 30, 2022 to May 31, 2024 and the scheduled maturity date from May 31, 2024 to November 30, 2025 (unless otherwise terminated earlier pursuant to its terms), as well as change the floating rate from LIBOR to SOFR. On April 29, 2024, the Company and the Financing Subsidiary amended the Credit Facility to, among other things, extend the revolving period to August 31, 2024. Subsequent to June 30, 2024, the Company and the Financing Subsidiary amended the Credit Facility to further extend the revolving period and scheduled maturity date and effectuate other changes. See “Note 12. Subsequent Events” for more information.
As of June 30, 2024 borrowings under the Credit Facility bore interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate limitation of 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the Credit Facility.
As of June 30, 2024 and December 31, 2023, the Company had outstanding borrowings under the Credit Facility of $10.0 million and $215.0 million, respectively, excluding deferred credit facility costs of $2.5 million and $2.7 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

During the three months ended June 30, 2024 and 2023, the Company had average outstanding borrowings under the Credit Facility of $53.9 million and $215.8 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 9.02% and 8.79%, respectively
During the six months ended June 30, 2024 and 2023, the Company had average outstanding borrowings under the Credit Facility of $57.8 million and $203.3 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 9.02% and 8.63%, respectively.
As of June 30, 2024 and December 31, 2023, $391.9 million and $518.3 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $379.4 million and $460.5 million of assets unencumbered, respectively.
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
The Master Note Purchase Agreement (the “Note Purchase Agreement”) under which the 2025 Notes were issued contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum asset coverage ratio of 1.50 to 1.00, a minimum interest coverage ratio of 1.25 to 1.00, and minimum stockholders’ equity of $216.1 million, as adjusted upward by an amount equal to 65% of the net proceeds from the issuance of shares of the Company’s common stock subsequent to December 31, 2019. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2025 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the 2025 Notes.
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.2 million of deferred issuance cost as of June 30, 2024, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. As of June 30, 2024 and December 31, 2023, the fair value of the 2025 Notes was $68.6 million and $67.5 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

2026 Notes
On March 1, 2021, the Company completed a private debt offering of $200.0 million in aggregate principal amount of its 4.50% unsecured notes due March 1, 2026 (the “2026 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2026 Notes is payable semiannually on March 19 and September 19 each year.
The 2026 Notes are governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the 2026 Notes.

The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.7 million of deferred issuance cost as of June 30, 2024, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. As of June 30, 2024 and December 31, 2023, the fair value of the 2026 Notes was $189.6 million and $188.2 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
2027 Notes
On February 28, 2022, the Company completed a private debt offering of $125.0 million in aggregate principal amount of its 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2027 Notes is payable semiannually on February 28 and August 28 each year.
The 2027 Notes are governed by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes and the 2026 Notes. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.7 million of deferred issuance cost as of June 30, 2024, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of June 30, 2024 and December 31, 2023, the fair value of the 2027 Notes was $116.4 million and $116.5 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of June 30, 2024 and December 31, 2023:

Liability (in thousands)	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$10,000	$10,000	$—	$—	$215,000	$215,000
2025 Notes, net(1)	—	—	68,488	68,488	—	—	67,275	67,275
2026 Notes, net(2)	—	—	188,829	188,829	—	—	187,255	187,255
2027 Notes, net(3)	—	—	115,685	115,685	—	—	115,632	115,632
Total	$—	$—	$383,002	$383,002	$—	$—	$585,162	$585,162
_______________
(1)Net of debt issuance costs as of June 30, 2024 and December 31, 2023 of $0.2 million and $0.3 million, respectively.
(2)Net of debt issuance costs as of June 30, 2024 and December 31, 2023 of $0.7 million and $1.0 million, respectively.
(3)Net of debt issuance costs as of June 30, 2024 and December 31, 2023 of $0.7 million and $0.9 million, respectively.
Note 7. Commitments and Contingencies
Commitments
As of June 30, 2024 and December 31, 2023, the Company’s unfunded commitments totaled $71.4 million to 10 portfolio companies and $118.1 million to 14 portfolio companies, respectively, of which $5.0 million and $29.2 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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

The following table shows the Company’s unfunded commitments by portfolio company as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Overtime Sports Inc.	$22,858	$122	$22,858	$122
ActiveHours Inc.	15,000	62	15,000	—
Cresta Intelligence Inc.	10,000	33	—	—
Corelight, Inc.	9,000	301	20,000	415
Minted Inc.	3,570	—	8,500	—
Project Affinity, Inc.	5,500	61	—	—
NewStore Inc.	2,500	34	5,000	68
Jokr S.a.r.l.	1,499	95	1,499	95
Substack Inc.	1,000	13	1,000	13
FlashParking, Inc.	500	7	—	—
Forum Brands Inc.	—	—	244	8
Foodology, Inc.	—	—	3,720	—
Frubana Inc.	—	—	8,790	205
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	—	—	3,000	—
McN Investments Ltd.	—	—	15,000	78
Pair EyeWear, Inc.	—	—	1,000	10
Savage X, Inc.	—	—	12,500	575
Total	$71,427	$728	$118,111	$1,589
_______________
(1)The Company did not have any backlog of potential future commitments as of June 30, 2024 and December 31, 2023. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $0.7 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three and six months ended June 30, 2024 and 2023:

Commitments Activity (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Unfunded commitments at beginning of period(1)	$73,101	$254,498	$118,111	$324,010
New commitments(1)	52,000	18,005	62,000	21,742
Fundings	(38,674)	(30,595)	(52,174)	(88,157)
Expirations / Terminations	(15,000)	(36,590)	(56,510)	(52,277)
Unfunded commitments and backlog of potential future commitments at end of period	$71,427	$205,318	$71,427	$205,318
Backlog of potential future commitments	—	—	—	—
Unfunded commitments at end of period	$71,427	$205,318	$71,427	$205,318
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.

The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of June 30, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	June 30, 2024	December 31, 2023
Dependent on milestones	$5,000	$29,220
Expiring during:
2024	$5,000	$86,754
2025	65,927	31,357
2026	500	—
Unfunded commitments	$71,427	$118,111
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of June 30, 2024 and December 31, 2023, the Company did not have any backlog of potential future commitments.
Note 8. Financial Highlights
The following table shows the financial highlights for the six months ended June 30, 2024, and 2023:

Financial Highlights (in thousands, except per share data)	For the Six Months Ended June 30,
	2024	2023
Per Share Data(1)
Net asset value at beginning of period	$9.21	$11.88
Changes in net asset value due to:
Net investment income	0.74	1.06
Net realized gains (losses) on investments	(0.72)	0.05
Net change in unrealized gains (losses) on investments	0.39	(1.49)
Net increase (decrease) from capital share transactions(1)	0.01	—
Distributions from net investment income	(0.80)	(0.80)
Net asset value at end of period	$8.83	$10.70

Net investment income per share	$0.74	$1.06
Net increase (decrease) in net assets resulting from operations per share	$0.43	$(0.37)
Weighted average shares of common stock outstanding for period	38,189	35,373
Shares of common stock outstanding at end of period	39,953	35,447

Ratios / Supplemental Data
Net asset value at beginning of period	$346,306	$419,940
Net asset value at end of period	$352,977	$379,434
Average net asset value	$348,353	$417,763
Stock price at end of period	$8.03	$11.78

Total return based on net asset value per share(2)	5.6%	(3.4)%
Total return based on stock price(3)	(18.7)%	21.1%

Net investment income to average net asset value(4)	16.2%	18.1%
Net increase (decrease) in net assets to average net asset value(4)	9.6%	(6.4)%
Ratio of expenses to average net asset value(4)	16.3%	15.1%
Operating expenses excluding incentive fees to average net asset value(4)	16.3%	15.1%
Income incentive fees to average net asset value(4)	—%	—%
Capital gains incentive fees to average net asset value(4)	—%	—%
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
(4)Percentage is presented on an annualized basis.
The following table shows the weighted average annualized portfolio yield on debt investments for the six months ended June 30, 2024 and 2023:

Ratios (Percentages, on an annualized basis)(1)	For the Six Months Ended June 30,
	2024	2023
Weighted average portfolio yield on debt investments(2)	15.6%	14.7%
Coupon income	11.9%	11.8%
Accretion of discount	0.9%	0.9%
Accretion of end-of-term payments	1.5%	1.7%
Impact of prepayments during the period	1.3%	0.3%
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
Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the three and six months ended June 30, 2024 and 2023:

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net investment income	$12,604	$18,837	$28,127	$37,416
Net increase (decrease) in net assets resulting from operations	$8,617	$(20,855)	$16,596	$(13,176)
Weighted average shares of common stock outstanding	38,729	35,398	38,189	35,373
Net investment income per share of common stock	$0.33	$0.53	$0.74	$1.06
Net increase (decrease) in net assets resulting from operations per share of common stock	$0.22	$(0.59)	$0.43	$(0.37)
Note 10.    Equity
Since inception through June 30, 2024, the Company issued 34,999,352 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, a registered follow-on offering in 2020 and a registered follow-on offering in 2022. The Company received net proceeds from these offerings of $488.1 million, net of the portion of the underwriting sales load and offering costs paid by the Company. Included in the $488.1 million of net proceeds from these offerings is $55.3 million in net proceeds from the Company’s issuance in August 2022 of an aggregate of 4,161,807 shares of common stock in a registered follow-on offering pursuant to an underwriting agreement by and among the Company, the Adviser and the Administrator, on the one hand, and Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in the underwriting agreement. 411,807 of the shares issued in August 2022 were issued pursuant to the underwriters’ option to purchase additional shares.
On September 30, 2022, the Company entered into a sales agreement (the “2022 Sales Agreement”) with the Adviser, the Administrator and UBS Securities LLC (the “Sales Agent”), providing for the issuance and sale from time to time of up to an aggregate of $50.0 million in shares of the Company’s common stock by means of at-the-market offerings (the “Prior ATM Program”). Subject to the terms of the 2022 Sales Agreement, the Sales Agent was not required to sell any specific number or dollar amount of securities but acted as the Company’s sales agent using commercially reasonable efforts consistent with the Sales Agent’s normal trading and sales practices, on mutually agreed terms between the Company and the Sales Agent.
On May 2, 2024, the Company entered into a new sales agreement (the “2024 Sales Agreement”) with the Adviser, the Administrator and the Sales Agent, providing for the issuance and sale from time to time of up to an aggregate of $75.0 million in shares of the Company’s common stock by means of at-the-market offerings (the “Current ATM Program” and, together with the Prior ATM Program, the “ATM Programs”). Concurrently upon entry into the 2024 Sales Agreement, the Company, the Adviser, the Administrator and the Sales Agent agreed to the termination of the 2022 Sales Agreement. Subject to the terms of the 2024 Sales Agreement, the Sales Agent is not required to sell any specific number or dollar amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with the Sales Agent’s normal trading and sales practices, on mutually agreed terms between the Company and the Sales Agent.

During the six months ended June 30, 2024, the Company sold 2,126,711 shares of common stock under the 2022 Sales Agreement and the 2024 Sales Agreement. For the same period, the Company received total net proceeds of $19.4 million. As of June 30, 2024, $56.5 million in shares remained available for sale under the Current ATM Program.
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
The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the six months ended June 30, 2024 and for the year ended December 31, 2023:

Issuance of Common Stock for the Six Months Ended June 30, 2024 (in thousands, except for share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2024 distribution reinvestment	3/29/2024	93	$828	$—	$—	$8.87
First quarter 2024 ATM offering(1)	3/12/2024	133	1,308	20	33	$9.88
Second quarter 2024 distribution reinvestment	6/28/2024	113	859	—	—	$7.63
Second quarter 2024 ATM offering	(2)	1,994	18,511	278	63	$9.28
Total issuance		2,333	$21,506	$298	$96
_______________
(1)Gross offering price per share represents the weighted average price per share issued on March 12, 2024 under the 2022 Sales Agreement.
(2)Gross offering price per share represents the weighted average price per share issued during the period from May 7, 2024 to June 10, 2024 under the 2024 Sales Agreement.

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
_______________
(1)Gross offering price per share represents the weighted average price per share issued during the period from August 14, 2023 to September 18, 2023 under the 2022 Sales Agreement.
(2)Gross offering price per share represents the weighted average price per share issued during the period from November 16, 2023 to December 28, 2023 under the 2022 Sales Agreement.
The Company had 39,952,690 and 37,620,109 shares of common stock outstanding as of June 30, 2024 and December 31, 2023, respectively.
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

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to June 30, 2024. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2023, 2022, 2018 and 2017, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
March 31, 2024	February 27, 2024	March 14, 2024	March 29, 2024	0.40
June 30, 2024	April 24, 2024	June 14, 2024	June 28, 2024	0.40
			Total cash distributions	$15.45
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 (commencement of operations) through March 31, 2014.
(2)Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the three months ended June 30, 2024 and 2023, the Company recorded $0.3 million and $0.2 million, respectively, for an excise tax accrual. During the six months ended June 30, 2024 and 2023, the Company recorded $0.7 million and $0.5 million, respectively, for an excise tax accrual. For the three months ended June 30, 2024 and 2023, total distributions of $0.40 per share and $0.40 per share were declared and paid, respectively, and represented distributions from ordinary income. For the six months ended June 30, 2024 and 2023, total distributions of $0.80 per share and $0.80 per share were declared and paid, respectively, and represented distributions from ordinary income. No provision for income tax was recorded in the Company’s consolidated statements of operations for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, the Company estimated it had undistributed taxable earnings from net investment income of $39.3 million, or $0.98 per share. Since March 5, 2014 (commencement of operations) to June 30, 2024, total distributions of $15.45 per share have been paid.
Note 12. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2024, except as discussed below.
Distribution
On July 31, 2024, the Board declared a $0.30 per share regular quarterly distribution payable on September 30, 2024 to stockholders of record on September 16, 2024.
Recent Portfolio Activity
From July 1, 2024 through August 6, 2024, the Company closed $11.0 million of additional debt commitments and funded $6.3 million in new investments. TPC’s direct originations platform entered into $56.0 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.
Amendment to Credit Facility
On August 6, 2024, the Company and the Financing Subsidiary amended the Credit Facility by executing a letter agreement, dated August 6, 2024 (the “Amendment”), by and among the Company, individually and as collateral manager of the borrower, the Financing Subsidiary, as borrower, Vervent, Inc., as backup collateral manager, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, Computershare Trust Company, N.A., as custodian, the lenders from time to time party thereto, and Deutsche Bank AG, New York Branch, as facility agent.
The Amendment amended the Credit Facility to, among other things: (i) extend the revolving period to November 30, 2025 and the scheduled maturity date to May 30, 2027; (ii) revise the interest rate on borrowings such that borrowings bear interest at the sum of (a) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (b) a margin of 3.20% if facility utilization is greater than or equal to 75%, 3.35% if utilization is greater than or equal to 50% but less than 75%, 3.50% if utilization is less than 50% and 4.50% during the amortization period; (iii) adjust the advance rates based on the underlying asset type; (iv) revise certain events of default provisions and affirmative and negative covenants; and (v) change the capacity of the Credit Facility to $300 million.
The Credit Facility, as amended by the Amendment, includes customary representations and warranties and requires the Company to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the Credit Facility are subject to the leverage restrictions contained in the 1940 Act, provided that the Company’s asset coverage ratio under the Credit Facility shall not be less than 150%.
The foregoing description is only a summary of certain of the provisions of the Amendment and the Credit Facility and is qualified in its entirety by reference to a copy of the Credit Facility, as amended and conformed through the Amendment, which the Company filed as Exhibit 10.1 to its Current Report on Form 8-K filed with the SEC on August 7, 2024.

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
•the ability of our portfolio companies to obtain financing on attractive terms or at all
•the timing of cash flows, if any, from the operations of our portfolio companies; and
•the declaration, payment, amount and/or timing of future dividends or distributions.
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
As of June 30, 2024, we had 305 investments in 105 companies. Our investments included 136 debt investments, 109 warrant investments, and 60 direct equity and related investments. As of June 30, 2024, the aggregate cost and fair value of these investments were $745.6 million and $713.8 million, respectively. As of June 30, 2024, six of our portfolio companies were publicly traded. As of June 30, 2024, the 136 debt investments had an aggregate fair value of $615.7 million and a weighted average loan to enterprise value ratio at the time of underwriting of 7.8%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.

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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$668,295	$615,656	$(52,639)	136	44
Warrant investments	26,301	36,561	10,260	109	94
Equity investments	51,048	61,553	10,505	60	46
Total Investments in Portfolio Companies	$745,644	$713,770	$(31,874)	305	105	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2023
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$780,172	$730,295	$(49,877)	151	49
Warrant investments	27,561	30,055	2,494	111	97
Equity investments	42,409	41,795	(614)	59	46
Total Investments in Portfolio Companies	$850,142	$802,145	$(47,997)	321	109	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$124,059	17.4%
E-Commerce - Clothing and Accessories	106,586	14.9
Financial Institution and Services	84,423	11.8
Healthcare Technology Systems	65,159	9.1
Business Applications Software	37,961	5.3
Travel & Leisure	34,347	4.8
Business/Productivity Software	33,745	4.7
Other Financial Services	31,424	4.4
Entertainment	26,243	3.7
Shopping Facilitators	25,823	3.6
Application Software	25,205	3.5
Real Estate Services	24,315	3.4
Multimedia and Design Software	20,797	2.9
Business Products and Services	19,960	2.8
Food & Drug	16,942	2.4
Consumer Retail	13,692	1.9
Aerospace and Defense	9,901	1.4
Consumer Non-Durables	2,441	0.3
General Media and Content	2,162	0.3
E-Commerce - Personal Goods	2,082	0.3
Information Services (B2C)	2,023	0.3
Network Systems Management Software	1,962	0.3
Consumer Finance	953	0.1
Database Software	465	0.1
Commercial Services	430	0.1
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Computer Hardware	121	*
Educational/Training Software	102	*
Financial Software	56	*
Healthcare Services	49	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	*
Total portfolio company investments	$713,770	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.

	December 31, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
E-Commerce - Clothing and Accessories	$126,350	15.8%
Consumer Products and Services	125,422	15.6
Financial Institution and Services	64,537	8.0
Healthcare Technology Systems	63,799	8.0
Business/Productivity Software	61,294	7.6
Business Applications Software	57,134	7.1
Real Estate Services	46,213	5.8
Travel & Leisure	32,776	4.1
Other Financial Services	31,092	3.9
Entertainment	30,377	3.8
Shopping Facilitators	29,196	3.6
Application Software	24,970	3.1
Business Products and Services	23,699	3.0
E-Commerce - Personal Goods	22,366	2.8
Multimedia and Design Software	20,595	2.6
Food & Drug	16,467	2.1
Aerospace and Defense	9,779	1.2
Consumer Non-Durables	4,649	0.6
General Media and Content	2,162	0.3
Information Services (B2C)	2,008	0.3
Network Systems Management Software	1,906	0.2
Consumer Retail	1,799	0.2
Consumer Finance	1,123	0.1
Financial Software	811	0.1
Database Software	465	0.1
Commercial Services	435	0.1
Educational/Training Software	209	*
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Computer Hardware	121	*
Healthcare Services	49	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	*
Total portfolio company investments	$802,145	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$599,944	97.5%	$719,328	98.5%
Revolver loans	13,064	2.1	8,240	1.1
Convertible notes	2,648	0.4	2,727	0.4
Total debt investments	$615,656	100.0%	$730,295	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 13.8% and 14.5% of our debt investments at fair value as of June 30, 2024 and December 31, 2023, respectively.

Investment Activity
During the three months ended June 30, 2024, we entered into debt commitments with two new portfolio companies and three existing portfolio companies totaling $52.0 million, funded debt investments to five portfolio companies for $38.7 million in principal value and acquired warrant investments representing $0.3 million at fair value. Debt investments funded during the three months ended June 30, 2024 carried a weighted average annualized portfolio yield of 15.5% at origination.
During the six months ended June 30, 2024, we entered into debt commitments with three new portfolio companies and two existing portfolio companies totaling $62.0 million, funded debt investments to seven portfolio companies for $52.2 million in principal value and acquired warrant investments representing $0.4 million at fair value. Debt investments funded during the six months ended June 30, 2024 carried a weighted average annualized portfolio yield of 15.2% at origination.
During the three months ended June 30, 2023, we entered into debt commitments with one new portfolio company and three existing portfolio companies totaling $18.0 million, funded debt investments to eight portfolio companies for $30.6 million in principal value, acquired warrant investments representing $38,000 at fair value, and made direct equity investments of $0.1 million. Debt investments funded during the three months ended June 30, 2023 carried a weighted average annualized portfolio yield of 16.4% at origination.
During the six months ended June 30, 2023, we entered into debt commitments with one new portfolio company and 11 existing portfolio companies totaling $21.7 million, funded debt investments to 16 portfolio companies for $88.2 million in principal value, acquired warrant investments representing $0.2 million at fair value, and made direct equity investments of $0.2 million. Debt investments funded during the six months ended June 30, 2023 carried a weighted average annualized portfolio yield of 14.9%1 at origination.
During the three months ended June 30, 2024, we received $51.2 million of principal prepayments and $27.9 million of scheduled principal amortization. During the six months ended June 30, 2024, we received $82.1 million of principal prepayments and $34.7 million of scheduled principal amortization.
During the three months ended June 30, 2023, we received $33.8 million of principal prepayments and $1.7 million of scheduled principal amortization. During the six months ended June 30, 2023, we received $33.8 million of principal prepayments, $3.4 million of early repayments and $18.3 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Beginning portfolio at fair value	$773,605	$982,828	$802,145	$949,276
New debt investments, net(1)	37,727	30,164	50,882	86,538
Scheduled principal amortization	(27,884)	(1,666)	(34,696)	(18,257)
Principal prepayments and early repayments	(51,239)	(33,750)	(82,081)	(37,150)
Net amortization and accretion of premiums and discounts and end-of-term payments	2,185	4,172	2,589	9,490
Payment-in-kind coupon	3,821	2,597	7,609	4,682
New warrant investments	271	38	436	168
New equity investments	404	433	800	936
Proceeds from dispositions of investments	(21,036)	(3,173)	(22,142)	(3,173)
Net realized gains (losses) on investments	(18,943)	1,863	(27,894)	1,863
Net change in unrealized gains (losses) on investments	14,859	(41,551)	16,122	(52,418)
Ending portfolio at fair value	$713,770	$941,955	$713,770	$941,955
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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the three and six months ended June 30, 2024 and 2023:

Commitments and Fundings (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Debt Commitments
New portfolio companies	$15,500	$5,000	$26,500	$5,000
Existing portfolio companies	36,500	13,006	35,500	16,743
Total(1)	$52,000	$18,006	$62,000	$21,743

Funded Debt Investments	$38,674	$30,595	$52,174	$88,157

Equity Investments	$—	$60	$—	$202

Non-Binding Term Sheets	$188,357	$113,959	$318,819	$312,738
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of June 30, 2024 and December 31, 2023, we did not have any backlog of potential future commitments.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$61,473	10.0%	4	$100,309	13.8%	7
White (2)	400,272	65.0	27	471,195	64.5	28
Yellow (3)	95,768	15.6	6	117,792	16.1	8
Orange (4)	58,087	9.4	6	40,091	5.5	5
Red (5)	56	—	1	908	0.1	1
	$615,656	100.0%	44	$730,295	100.0%	49

As of June 30, 2024 and December 31, 2023, the weighted average investment ranking of our debt investment portfolio was 2.24 and 2.14, respectively. During the three months ended June 30, 2024, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $25.0 million was upgraded from White (2) to Clear (1), one portfolio company with a principal balance of $4.7 million was downgraded from Clear (1) to White (2), one portfolio company with a principal balance of $13.0 million was downgraded from White (2) to Yellow (3), one portfolio company with a principal balance of $12.3 million was downgraded from White (2) to Orange (4), one portfolio company with a principal balance of $24.7 million was downgraded from Yellow (3) to Orange (4), and one portfolio company with a principal balance of $0.7 million was downgraded from Yellow (3) to Red (5).
As of June 30, 2024, we had investments in five portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $67.9 million and $50.4 million, respectively. As of December 31, 2023, we had investments in five portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $41.7 million and $29.0 million, respectively.
Results of Operations
Comparison of operating results for the three and six months ended June 30, 2024 and 2023
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the three months ended June 30, 2024, our net increase in net assets resulting from operations was $8.6 million, which was comprised of $12.6 million of net investment income and $4.0 million of net realized and unrealized losses. For the three months ended June 30, 2023, our net decrease in net assets resulting from operations was $20.9 million, which was comprised of $18.8 million of net investment income and $39.7 million of net realized and unrealized losses. On a per share basis for the three months ended June 30, 2024, net investment income was $0.33 per share and the net increase in net assets from operations was $0.22 per share, as compared to net investment income of $0.53 per share and a net decrease in net assets from operations of $0.59 per share for the three months ended June 30, 2023.
For the six months ended June 30, 2024, our net increase in net assets resulting from operations was $16.6 million, which was comprised of $28.1 million of net investment income and $11.5 million of net realized and unrealized losses. For the six months ended June 30, 2023, our net decrease in net assets resulting from operations was $13.2 million, which was comprised of $37.4 million of net investment income and $50.6 million of net realized and unrealized losses. On a per share basis for the six months ended June 30, 2024, net investment income was $0.74 per share and the net increase in net assets from operations was $0.43 per share, as compared to net investment income of $1.06 per share and a net decrease in net assets from operations of $0.37 per share for the six months ended June 30, 2023.
Investment Income
For the three months ended June 30, 2024, total investment and other income was $27.1 million as compared to $35.2 million for the three months ended June 30, 2023. The decrease in total investment and other income for the three months ended June 30, 2024, compared to the 2023 period, is primarily due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio.
For the six months ended June 30, 2024, total investment and other income was $56.4 million as compared to $68.8 million for the six months ended June 30, 2023. The decrease in total investment and other income for the six months ended June 30, 2024, compared to the 2023 period, is primarily due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio.
For the three months ended June 30, 2024, we recognized $0.5 million in other income from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the three months ended June 30, 2023, we recognized $0.7 million in other income consisting of $0.1 million due to the termination or expiration of unfunded commitments and $0.6 million from the realization of certain fees paid and accrued from portfolio companies.
For the six months ended June 30, 2024, we recognized $1.3 million in other income consisting of $0.3 million due to the termination or expiration of unfunded commitments and $1.0 million from the realization of certain fees paid and accrued from portfolio companies. For the six months ended June 30, 2023, we recognized $2.1 million in other income consisting of $1.1 million due to the termination or expiration of unfunded commitments and $1.0 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.

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
For the three months ended June 30, 2024, total operating expenses were $14.5 million as compared to $16.3 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, total operating expenses were $28.3 million as compared to $31.4 million for the six months ended June 30, 2023.
Base management fees for the three months ended June 30, 2024 and 2023 totaled $3.8 million and $4.5 million, respectively. Base management fees for the six months ended June 30, 2024 and 2023 totaled $8.1 million and $8.8 million, respectively. Base management fees decreased during the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, due primarily to decreases in the average size of our portfolio during the applicable periods used in the calculations.
There were no income incentive fees for the three and six months ended June 30, 2024 or the three and six months ended June 30, 2023. For the three and six months ended June 30, 2024, our income incentive fee was reduced by $2.5 million and $5.6 million, respectively, due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase in net investment income of $2.5 million and $5.6 million, respectively. For the three and six months ended June 30, 2023 our income incentive fee was reduced by $3.8 million and $7.5 million, respectively, due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase in net investment income of $3.8 million and $7.5 million, respectively.
There were no capital gains incentive fee expenses for the six months ended June 30, 2024 and 2023.
Interest expense and amortization of fees totaled $8.7 million and $9.9 million for the three months ended June 30, 2024 and 2023, respectively. The decrease during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, is primarily due to a lower weighted-average outstanding principal balance under the Credit Facility, offset by $1.8 million of one-time fees related to minimum utilization of the Revolving Credit Facility. Interest expense and amortization of fees totaled $15.7 million and $19.2 million for the six months ended June 30, 2024 and 2023, respectively. The decrease during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, is primarily due to a lower weighted-average outstanding principal balance under the Credit Facility.
Administration agreement and general and administrative expenses totaled $2.0 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively. Administration agreement and general and administrative expenses totaled $4.4 million and $3.4 million for the six months ended June 30, 2024 and 2023, respectively. The increase for the 2024 periods, as compared to the 2023 periods, was primarily due to higher excise tax and legal fee expenses.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended June 30, 2024, we recognized net realized losses on investments of $18.8 million, consisting primarily of $20.2 million of net realized losses on debt investments from the write-off and restructures of investments, partially offset by $1.3 million of net warrant and equity gains from the sale and dispositions of investments. During the six months ended June 30, 2024, we recognized net realized losses on investments of $27.7 million.
During the three months ended June 30, 2023, we recognized net realized gains on investments of $1.9 million, resulting primarily from $2.9 million of realized gains from the sale of publicly traded equity investments, partially offset by $1.0 million of realized losses on investments. During the six months ended June 30, 2023, we recognized net gains on investments of $1.8 million.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains during the three months ended June 30, 2024 was $14.9 million, consisting of $12.8 million of net unrealized gains on the warrant and equity portfolio resulting from fair value adjustments and $10.9 million of net unrealized gains from the reversal of previously recorded unrealized losses from investments realized during the period, offset by $8.8 million of net unrealized losses on the existing debt investment portfolio resulting from fair value adjustments. Net change in unrealized gains during the six months ended June 30, 2024 was $16.1 million, consisting of $18.0 million of net unrealized gains on the warrant and equity portfolio resulting from fair value adjustments and $11.8 million of net unrealized gains from the reversal of previously recorded unrealized losses from investments realized during the period, offset by $13.7 of net unrealized losses on the existing debt investment portfolio resulting from fair value adjustments.

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
The following table shows the weighted average annualized portfolio yield on our debt investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average portfolio yield on debt investments(2)	15.8%	14.7%	15.6%	14.7%
Coupon income	11.6%	11.8%	11.9%	11.8%
Accretion of discount	0.8%	0.7%	0.9%	0.9%
Accretion of end-of-term payments	1.5%	1.6%	1.5%	1.7%
Impact of prepayments during the period	1.9%	0.6%	1.3%	0.3%
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
Total return based on NAV is the change in ending NAV per share plus distributions per share paid during the period assuming participation in our dividend reinvestment plan divided by the beginning NAV per share for such period. Total return based on stock price is the change in the ending stock price of our common stock plus distributions paid during the period assuming participation in our dividend reinvestment plan divided by the beginning stock price of our common stock for such period. For the three months ended June 30, 2024 and 2023, our total return during the periods based on the change in NAV plus distributions reinvested as of the respective distribution dates was 3.1% and (5.2)%, respectively, and our total return during the periods based on the change in stock price plus distributions reinvested as of the respective distribution dates was (10.9)% and 1.0%, respectively. For the six months ended June 30, 2024 and 2023, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 5.6% and (3.4)%, respectively, and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was (18.7)% and 21.1%, respectively.

The table below shows our return on average total assets and return on average NAV for the three and six months ended June 30, 2024 and 2023:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net investment income	$12,604	$18,837	$28,127	$37,416
Net increase (decrease) in net assets	$8,617	$(20,855)	$16,596	$(13,176)

Average net asset value(1)	$347,182	$411,820	$348,353	$417,763
Average total assets(1)	$802,426	$1,043,847	$812,866	$1,037,328

Net investment income to average net asset value(2)	14.6%	18.3%	16.2%	18.1%
Net increase (decrease) in net assets to average net asset value(2)	10.0%	(20.3)%	9.6%	(6.4)%

Net investment income to average total assets(2)	6.3%	7.2%	7.0%	7.3%
Net increase (decrease) in net assets to average total assets(2)	4.3%	(8.0)%	4.1%	(2.6)%
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
As of June 30, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 92.5% of our total assets, as compared to 81.9% of our total assets as of December 31, 2023.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 6, 2024 and “Note 4. Investments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.

Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility, as may be extended or renewed from time to time, and our anticipated cash flows from operations, including from net cash proceeds from our Current ATM Program (described below), as may be extended or renewed from time to time, and contractual monthly portfolio company payments and cash flows, prepayments, and the ability to liquidate publicly traded investments, will be adequate to meet our cash needs for our daily operations, including to fund our unfunded commitment obligations.
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
Cash Flows
During the six months ended June 30, 2024, net cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $94.6 million, and net cash used in financing activities was $215.5 million due primarily to net repayments under the Credit Facility of $205.0 million and $29.4 million in distributions paid, partially offset by $19.4 million from the issuance of common stock under the Current ATM Program and the Prior ATM Program. As of June 30, 2024, cash and cash equivalents, including restricted cash, was $50.7 million.
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
Capital Resources and Borrowings
As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Credit Facility or the issuance of additional shares of our common stock, including through our Current ATM Program, as may be extended or renewed, or debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted.
Credit Facility
As of June 30, 2024, we had $350 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. As of June 30, 2024 the revolving period under the Credit Facility was set to expire on August 31, 2024, and the scheduled maturity date of the Credit Facility was November 30, 2025 (unless otherwise terminated earlier pursuant to its terms). As of June 30, 2024 borrowings under the Credit Facility bore interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.80% if facility utilization is greater than or equal to 75%, 2.90% if utilization is greater than or equal to 50%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility. Subsequent to June 30, 2024, the Company and the Financing Subsidiary amended the Credit Facility to further extend the revolving period and scheduled maturity date and effectuate other changes. See “Recent Developments” below for more information.
As of June 30, 2024 and December 31, 2023, we had outstanding borrowings under the Credit Facility of $10.0 million and $215.0 million, respectively, excluding deferred credit facility costs of $2.5 million and $2.7 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $340.0 million and $135.0 million of remaining capacity on our Credit Facility as of June 30, 2024 and December 31, 2023, respectively.
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
As of June 30, 2024 and December 31, 2023, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.8 million and $69.7 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2025 Notes.

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
As of June 30, 2024 and December 31, 2023, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $199.3 million and $199.0 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.
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
As of June 30, 2024 and December 31, 2023, we have recorded in the consolidated statements of assets and liabilities our liability for the 2027 Notes, net of deferred issuance costs, of $124.3 million and $124.1 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2027 Notes.
ATM Programs
On May 2, 2024, we entered into the 2024 Sales Agreement with the Adviser, the Administrator and the Sales Agent, providing for the issuance from time to time in the Current ATM Program of up to an aggregate of $75.0 million in shares of our common stock. Subject to the terms of the 2024 Sales Agreement, the Sales Agent is not required to sell any specific number or dollar amount of securities but will act as our sales agent using commercially reasonable efforts consistent with the Sales Agent’s normal trading and sales practices, on mutually agreed terms between us and the Sales Agent. Concurrently upon entry into the 2024 Sales Agreement, we, the Adviser, the Administrator and the Sales Agent agreed to the termination of the 2022 Sales Agreement.
As of June 30, 2024, $56.5 million in shares remained available for sale under the Current ATM Program.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of June 30, 2024, our asset coverage for borrowed amounts was 187%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of June 30, 2024:

Payments Due By Period (in thousands)	June 30, 2024
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$10,000	$—	$10,000	$—	$—
2025 Notes	70,000	70,000	—	—	—
2026 Notes	200,000	—	200,000	—	—
2027 Notes	125,000	—	125,000	—	—
Total	$405,000	$70,000	$335,000	$—	$—
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2024 and December 31, 2023, our unfunded commitments totaled $71.4 million and $118.1 million, respectively, of which $5.0 million and $29.2 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.

The following table shows our unfunded commitments by portfolio company as of June 30, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	June 30, 2024	December 31, 2023
Overtime Sports Inc.	$22,858	$22,858
ActiveHours Inc.	15,000	15,000
Cresta Intelligence Inc.	10,000	—
Corelight, Inc.	9,000	20,000
Minted Inc.	3,570	8,500
Project Affinity, Inc.	5,500	—
NewStore Inc.	2,500	5,000
Jokr S.a.r.l.	1,499	1,499
Substack Inc.	1,000	1,000
FlashParking, Inc.	500	—
Forum Brands Inc.	—	244
Foodology, Inc.	—	3,720
Frubana Inc.	—	8,790
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	—	3,000
McN Investments Ltd.	—	15,000
Pair EyeWear, Inc.	—	1,000
Savage X, Inc.	—	12,500
Total	$71,427	$118,111
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of June 30, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	June 30, 2024	December 31, 2023
Dependent on milestones	$5,000	$29,220
Expiring during:
2024	$5,000	$86,754
2025	65,927	31,357
2026	500	—
Unfunded commitments	$71,427	$118,111
_______________
(1)Does not include backlog of potential future commitments.
As of June 30, 2024, our unfunded commitments to ten companies totaled $71.4 million. During the three and six months ended June 30, 2024, $15.0 million in unfunded commitments expired or were terminated.
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of June 30, 2024 and December 31, 2023, the fair value for these unfunded commitments totaled $0.7 million and $1.6 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.

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
The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to June 30, 2024. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2023, 2022, 2018 and 2017 distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
March 31, 2024	February 27, 2024	March 14, 2024	March 29, 2024	0.40
June 30, 2024	April 24, 2024	June 14, 2024	June 28, 2024	0.40
			Total cash distributions	$15.45
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.
For the three months ended June 30, 2024, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 72.2% of total distributions paid. As of June 30, 2024, we had estimated undistributed taxable earnings from net investment income of $39.3 million, or $0.98 per share.

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
Recent Developments
Distribution
On July 31, 2024, the Board declared a $0.30 per share regular quarterly distribution payable on September 30, 2024 to stockholders of record on September 16, 2024.
Recent Portfolio Activity
From July 1, 2024 through August 6, 2024, we closed $11.0 million of additional debt commitments and funded $6.3 million in new investments. TPC’s direct originations platform entered into $56.0 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.
Amendment to Credit Facility
On August 6, 2024, we and the Financing Subsidiary amended the Credit Facility by executing the Amendment, which amended the Credit Facility to, among other things: (i) extend the revolving period to November 30, 2025 and the scheduled maturity date to May 30, 2027; (ii) revise the interest rate on borrowings such that borrowings bear interest at the sum of (a) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (b) a margin of 3.20% if facility utilization is greater than or equal to 75%, 3.35% if utilization is greater than or equal to 50% but less than 75%, 3.50% if utilization is less than 50% and 4.50% during the amortization period; (iii) adjust the advance rates based on the underlying asset type; (iv) revise certain events of default provisions and affirmative and negative covenants; and (v) change the capacity of the Credit Facility to $300 million. See “Note 12. Subsequent Events” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.
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

As of June 30, 2024, approximately 63.5%, or $394.9 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it remains above the interest rate floor; however, our 2025 Notes, 2026 Notes and 2027 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement (as modified by the First Supplement with respect to the 2026 Notes and the Second Supplement with respect to the 2027 Notes)) occurs).

As of June 30, 2024, our floating rate borrowings totaled $10.0 million, which represented 2.5% of our outstanding debt. As of June 30, 2024, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of June 30, 2024 was 8.50%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings under the Credit Facility, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of June 30, 2024. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of June 30, 2024, our interest expense on floating rate borrowings will increase as rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2024 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$10,510	$(300)	$10,210
Up 200 basis points	$7,007	$(200)	$6,807
Up 100 basis points	$3,503	$(100)	$3,403
Up 50 basis points	$1,752	$(50)	$1,702
Down 50 basis points	$(1,652)	$50	$(1,602)
Down 100 basis points	$(3,291)	$100	$(3,191)
Down 200 basis points	$(6,367)	$200	$(6,167)
Down 300 basis points	$(8,955)	$300	$(8,655)
This analysis is indicative of the potential impact on our investment income as of June 30, 2024, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after June 30, 2024 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of June 30, 2024, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of June 30, 2024, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three and six months ended June 30, 2024 to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2023 (filed with the SEC on March 6, 2024) which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Dividend Reinvestment Plan
During the three months ended June 30, 2024, we issued 112,540 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended June 30, 2024 was 0.9 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Fees and Expenses
The information in the following table is being provided to update, as of June 30, 2024, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-277680), declared effective by the SEC on April 18, 2024, as supplemented by the prospectus supplement relating to our Current ATM Program. The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Quarterly Report on Form 10-Q, or any filing under the Securities Act into which this Quarterly Report on Form 10-Q is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.
Except as noted below, the following annualized percentages were calculated based on actual expenses incurred in the six months ended June 30, 2024 and net assets as of June 30, 2024, and do not include events occurring subsequent thereto. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission payable by us (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as a percentage of net assets attributable to common stock):
Base management fee payable under the Advisory Agreement	4.63%	(4)
Incentive fee payable under the Advisory Agreement (20% of net investment income and realized capital gains)	3.20%	(5)
Interest payments on borrowed funds	8.95%	(6)
Other expenses	2.51%	(7)
Total annual expenses	19.29%
__________
(1)The amounts set forth in this table do not reflect the impact of any sales load, sales commission or other offering expenses borne by us and our stockholders. The maximum agent commission with respect to the shares of our common stock sold by us in the Current ATM Program is 2.0% of gross proceeds, with the exact amount of such compensation to be mutually agreed upon by us and the Sales Agent from time to time. In the event that securities are sold to or through underwriters or agents, a corresponding prospectus or prospectus supplement will disclose the applicable sales load or commission.
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

(5)Assumes that annual incentive fees earned by our Adviser remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the six months ended June 30, 2024 adjusted for any equity issuances. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable. Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since March 5, 2014. Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.
(6)“Interest payments on borrowed funds” represent our estimated annual interest payment, fees and credit facility expenses and are based on results of operations for the six months ended June 30, 2024 (annualized), including with respect to the Credit Facility, the 2025 Notes, the 2026 Notes and the 2027 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board’s and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)“Other expenses” represent our estimated amounts for the current fiscal year, which are based upon the results of our operations for the six months ended June 30, 2024, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (1)	$161	$431	$645	$1,003
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized capital gains	$171	$453	$671	$1,024
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

		Closing Sales Price(2)		Premium/(Discount) of High Sales Price to NAV(3)	Premium/(Discount) of Low Sales Price to NAV(3)	Declared Distributions
Period	NAV(1)	High	Low
Third Quarter of 2024 (through August 6, 2024)	*	$8.99	$8.03	*	*	$0.30
Second Quarter of 2024	$8.83	$9.63	$7.97	9.1%	(9.7)%	$0.40
First Quarter of 2024	$9.02	$11.48	$9.01	27.3%	(0.1)%	$0.40
Fourth Quarter of 2023	$9.21	$10.99	$9.20	19.3%	(0.1)%	$0.40
Third Quarter of 2023	$10.37	$12.62	$10.12	21.7%	(2.4)%	$0.40
Second Quarter of 2023	$10.70	$12.27	$9.81	14.7%	(8.3)%	$0.40
First Quarter of 2023	$11.69	$12.72	$10.75	8.8%	(8.0)%	$0.40
Fourth Quarter of 2022	$11.88	$13.31	$10.43	12.0%	(12.2)%	$0.47	(4)
Third Quarter of 2022	$12.69	$14.47	$10.46	14.0%	(17.6)%	$0.36
Second Quarter of 2022	$13.01	$17.88	$12.17	37.4%	(6.5)%	$0.36
First Quarter of 2022	$13.84	$18.07	$15.80	30.6%	14.2%	$0.36
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
On August 6, 2024, the reported closing sales price of our common stock was $8.15 per share. As of August 6, 2024, we had 7 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.
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

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(2)

10.1	Sales Agreement, dated as of May 2, 2024, by and among the Company, TriplePoint Advisers LLC, TriplePoint Administrator LLC and the Sales Agent(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(*)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(3)Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01044) filed on May 5, 2024.
(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Venture Growth BDC Corp.
Date: August 7, 2024	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Christopher M. Mathieu
Christopher M. Mathieu
Chief Financial Officer
(Principal Financial and Accounting Officer)