Form 10-Q
period 2024-09-30
TriplePoint Venture Growth BDC Corp.
filed 2024-11-06
CIK 1580345

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
There were 40,049,002 shares of the Registrant’s common stock outstanding as of November 6, 2024.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets	(unaudited)
Investments at fair value (amortized cost of $738,960 and $850,142, respectively)	$720,974	$802,145
Cash and cash equivalents	48,283	153,328
Restricted cash	289	18,254
Deferred credit facility costs	4,575	2,714
Prepaid expenses and other assets	4,224	2,384
Total assets	$778,345	$978,825

Liabilities
Revolving Credit Facility	$10,000	$215,000
2025 Notes, net	69,895	69,738
2026 Notes, net	199,373	199,041
2027 Notes, net	124,326	124,117
Base management fee payable	3,418	4,490
Income incentive fee payable	—	—
Other accrued expenses and liabilities	7,062	20,133
Total liabilities	$414,074	$632,519
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	400	376
Paid-in capital in excess of par value	514,668	492,934
Total distributable earnings (loss)	(150,797)	(147,004)
Total net assets	$364,271	$346,306
Total liabilities and net assets	$778,345	$978,825

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	40,049	37,620
Net asset value per share	$9.10	$9.21

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income
Interest income from investments	$21,727	$30,805	$69,236	$92,879
Payment-in-kind interest income	4,224	3,265	11,833	7,946
Other income
Expirations/terminations of unfunded commitments	148	668	441	1,740
Other fees	416	1,000	1,385	1,953
Total investment and other income	26,515	35,738	82,895	104,518

Operating expenses
Base management fee	3,418	4,596	11,552	13,403
Income incentive fee	—	—	—	—
Interest expense and amortization of fees	7,148	9,297	22,861	28,486
Administration Agreement expenses	580	579	1,838	1,720
General and administrative expenses	1,584	2,162	4,732	4,389
Total operating expenses	12,730	16,634	40,983	47,998

Net investment income	13,785	19,104	41,912	56,520

Net realized and unrealized gains/(losses)
Net realized gains (losses) on investments	(5,040)	(25,556)	(32,693)	(23,730)
Net change in unrealized gains (losses) on investments	13,889	8,600	30,011	(43,818)
Net realized and unrealized gains/(losses)	8,849	(16,956)	(2,682)	(67,548)

Net increase (decrease) in net assets resulting from operations	$22,634	$2,148	$39,230	$(11,028)

Per share information (basic and diluted)
Net investment income per share	$0.35	$0.54	$1.08	$1.59
Net increase (decrease) in net assets per share	$0.57	$0.06	$1.01	$(0.31)
Weighted average shares of common stock outstanding	39,954	35,609	38,782	35,453
Total distributions declared per share	$0.30	$0.40	$1.10	$1.20

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of June 30, 2023	35,447	$354	$471,540	$(92,460)	$379,434
Net increase (decrease) in net assets resulting from operations	—	—	—	2,148	2,148
Issuance of common stock, net	564	6	6,185	—	6,191
Distributions reinvested in common stock	75	1	750	—	751
Distributions from distributable earnings	—	—	—	(14,394)	(14,394)
Offering Costs	—	—	(30)	—	(30)
Balance as of September 30, 2023	36,086	$361	$478,445	$(104,706)	$374,100

Balance as of June 30, 2024	39,953	$399	$514,023	$(161,445)	$352,977
Net increase (decrease) in net assets resulting from operations	—	—	—	22,634	22,634
Distributions reinvested in common stock	96	1	645	—	646
Distributions from distributable earnings	—	—	—	(11,986)	(11,986)
Balance as of September 30, 2024	40,049	$400	$514,668	$(150,797)	$364,271

Balance as of December 31, 2022	35,348	$353	$470,572	$(50,985)	$419,940
Net increase (decrease) in net assets resulting from operations	—	—	—	(11,028)	(11,028)
Issuance of common stock, net	564	6	6,185	—	6,191
Distributions reinvested in common stock	174	2	1,868	—	1,870
Distributions from distributable earnings	—	—	—	(42,693)	(42,693)
Offering Costs	—	—	(180)	—	(180)
Balance as of September 30, 2023	36,086	$361	$478,445	$(104,706)	$374,100

Balance as of December 31, 2023	37,620	$376	$492,934	$(147,004)	$346,306
Net increase (decrease) in net assets resulting from operations	—	—	—	39,230	39,230
Issuance of common stock, net	2,127	21	19,404	—	19,425
Distributions reinvested in common stock	302	3	2,330	—	2,333
Distributions from distributable earnings	—	—	—	(43,023)	(43,023)
Balance as of September 30, 2024	40,049	$400	$514,668	$(150,797)	$364,271

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$39,230	$(11,028)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(85,831)	(101,789)
Principal payments and proceeds from investments	179,276	130,861
Payment-in-kind interest on investments	(11,833)	(7,946)
Net change in unrealized (gains) losses on investments	(30,011)	43,818
Net realized (gains) losses on investments	32,693	23,730
Amortization and (accretion) of premiums and discounts, net	(3,465)	(2,528)
(Accretion) reduction of end-of-term payments, net of prepayments	342	(7,050)
Amortization of debt fees and issuance costs	1,902	1,758
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,840)	(901)
Base management fee payable	(1,072)	393
Other accrued expenses and liabilities	(13,071)	(6,289)
Net cash (used in) provided by operating activities	106,320	63,029
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	155,000	205,000
Repayments under revolving credit facility	(360,000)	(170,000)
Distributions paid	(40,690)	(40,823)
Deferred credit facility costs	(3,065)	—
Debt issuance costs	—	(13)
Offering costs	—	(180)
Proceeds from the issuance of common stock, net	19,425	6,191
Net cash provided by (used in) financing activities	(229,330)	175
Net change in cash, cash equivalents and restricted cash	(123,010)	63,204
Cash, cash equivalents and restricted cash at beginning of period	171,582	59,260
Cash, cash equivalents and restricted cash at end of period	$48,572	$122,464

	For the Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$48,283	$105,003
Restricted cash	289	17,461
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$48,572	$122,464

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$23,339	$31,020
Distributions reinvested	$2,333	$1,868
Excise tax paid	$1,470	$726

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	5/17/2022	$8,333	$8,196	$8,263	5/31/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	7/21/2022	8,750	8,570	8,660	7/31/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	9/30/2022	5,750	5,609	5,676	9/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	2/6/2023	2,167	2,208	2,219	2/28/2025
Total Application Software - 6.81%*			25,000	24,583	24,818

Aerospace and Defense
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	11/21/2023	1,000	990	990	11/30/2027
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	4,000	3,950	3,950	12/31/2027
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	5,000	4,938	4,938	12/31/2027
Total Aerospace and Defense - 2.71%*			10,000	9,878	9,878

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	2,902	2,631	2,631	11/30/2026
	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	7,000	7,153	7,153	12/31/2026
			9,902	9,784	9,784
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% cash interest rate + 2.50% PIK interest rate, 12.75% floor)	6/26/2024	20,135	19,822	20,023	5/31/2027
Farmer's Business Network, Inc.	Convertible Note (15.00% interest rate)(2)	9/28/2023	14	14	14	9/27/2025
NewStore Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 6.25% EOT payment)(2)	1/29/2024	2,500	2,481	2,481	1/31/2027
Total Business Applications Software - 8.87%*			32,551	32,101	32,302

Business Products and Services
Quick Commerce Ltd(1)(3)	Growth Capital Loan (6.00% PIK interest, 7.50% EOT payment)	5/4/2022	11,141	9,216	8,604	12/31/2028
	Growth Capital Loan (6.00% PIK interest, 7.50% EOT payment)(2)	10/19/2023	1,061	878	819	12/31/2028
Total Business Products and Services - 2.59%*			12,202	10,094	9,423

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/6/2021	$2,781	$2,862	$2,637	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	7/21/2021	438	458	415	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)	8/10/2021	525	548	498	8/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	10/6/2021	2,430	2,529	2,304	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	1,578	1,638	1,496	11/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	4,233	4,394	4,014	11/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	1,414	1,471	1,341	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	540	562	512	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	95	99	90	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	3,060	3,175	2,902	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	1,166	1,200	1,106	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	439	452	416	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	2,850	2,888	2,703	3/31/2026
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	5,130	5,182	4,865	4/30/2026
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	306	308	291	6/30/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	300	296	296	10/31/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	2,282	2,249	2,249	11/30/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	174	171	171	12/31/2026
	Growth Capital Loan(2)(8)	12/27/2023	2,179	2,179	1,758	12/31/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	6/27/2024	244	236	236	6/30/2027
Total Business/Productivity Software - 8.32%*			32,164	32,897	30,300

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	12/30/2021	1,000	1,067	1,067	6/30/2025
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)	10/31/2022	575	637	637	10/31/2025
Total Consumer Non-Durables - 0.47%*			1,575	1,704	1,704

Consumer Products and Services
Avantstay, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 5.50% EOT payment)	3/20/2023	1,920	1,959	1,976	3/31/2026
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)	4/17/2023	648	655	666	4/30/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	6/15/2023	412	415	422	6/30/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	8/9/2023	954	956	974	8/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	9/1/2023	668	669	682	8/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 12.00% floor, 7.00% EOT payment)(2)	12/29/2023	426	412	420	8/31/2027
			5,028	5,066	5,140

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Baby Generation, Inc.	Growth Capital Loan (Prime +7.50% interest rate, 10.75% floor, 8.00% EOT payment)(2)	1/26/2022	$1,875	$2,001	$2,001	1/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	12/19/2022	625	664	664	12/31/2024
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	2,188	2,293	2,293	3/31/2025
			4,688	4,958	4,958
Fiton Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	2/29/2024	8,889	8,724	8,724	8/1/2027
	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	3/8/2024	1,111	1,090	1,090	9/1/2027
	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	6/28/2024	1,000	978	978	12/1/2027
			11,000	10,792	10,792
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest, 6.75% EOT payment)	7/5/2022	13,341	13,647	8,990	8/31/2028
	Growth Capital Loan (9.75% PIK interest, 6.75% EOT payment)	10/21/2022	13,341	13,581	8,990	8/31/2028
			26,682	27,228	17,980
Frubana Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.75% floor, 5.00% EOT payment)(2)	1/25/2023	171	174	173	1/31/2027
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.86% EOT payment)(2)	4/3/2023	6,261	6,453	6,285	10/31/2026
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 7.50% EOT payment)(2)	10/3/2023	8,000	8,018	7,846	10/31/2026
			14,432	14,645	14,304
Foodology Inc.(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	4/8/2022	80	92	92	4/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 5.50% EOT payment)(2)	5/16/2022	221	248	248	5/31/2025
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.00% EOT payment)(2)	5/24/2022	1,468	1,662	1,662	5/31/2025
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	2,976	3,024	3,024	4/30/2026
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 6.50% EOT payment)(2)	4/28/2023	1,280	1,300	1,300	4/30/2026
			6,025	6,326	6,326
Hydrow, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	3,350	3,654	3,624	12/31/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	2/9/2021	6,700	7,295	7,236	12/31/2024
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/10/2021	7,475	8,096	7,989	2/28/2025
	Growth Capital Loan (Prime + 7.00% interest rate, 10.25% floor, 10.00% EOT payment)	8/31/2021	7,475	8,094	7,988	2/28/2025
			25,000	27,139	26,837
JOKR S.à r.l.(1)(3)	Growth Capital Loan (7.40% cash interest rate + 7.11% PIK interest, 6.00% EOT payment)(2)	11/3/2021	2,762	2,795	2,773	11/30/2025
	Growth Capital Loan (9.31% cash interest rate + 8.94% PIK interest, 8.00% EOT payment)(2)	8/17/2022	1,046	1,047	1,047	8/31/2026
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	11/2/2021	501	552	618	7/30/2025
			4,309	4,394	4,438
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	5,889	6,111	6,111	12/31/2025
Nakdcom One World AB(1)(3)	Growth Capital Loan (Prime + 8.25% PIK interest, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	6,354	5,933	5,830	12/31/2026
	Growth Capital Loan (Prime + 8.25% PIK interest, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	3,563	3,307	3,468	12/31/2026
			9,917	9,240	9,298

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Project 1920, Inc.(7)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	$1,927	$1,973	$826	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	2,100	2,142	900	3/25/2024
			4,027	4,115	1,726
MA Micro Limited(1)(3)	Convertible Note(2)(8)	12/31/2023	4,166	2,713	2,743	12/31/2028
	Growth Capital Loan (2)(8)	12/31/2023	4,166	1,442	826	12/31/2026
	Growth Capital Loan (2)(8)	12/31/2023	1,389	1,186	386	12/31/2028
			9,721	5,341	3,955
Total Consumer Products and Services - 30.71%*			126,718	125,355	111,865

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 12.00% floor, 7.50% EOT payment)	5/15/2024	1,000	1,007	1,007	5/31/2027
	Growth Capital Loan (Prime + 7.25% interest rate, 12.00% floor, 7.50% EOT payment)	5/15/2024	4,000	3,848	3,848	5/31/2027
	Growth Capital Loan (Prime + 7.25% interest rate, 12.00% floor, 7.50% EOT payment)	5/15/2024	7,500	7,214	7,214	5/31/2027
Total Consumer Retail - 3.31%*			12,500	12,069	12,069

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.75% EOT payment)	9/29/2021	16,917	16,831	16,831	11/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest, 2.50% EOT payment)(2)	4/25/2024	3,678	3,292	3,292	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	16,500	16,912	16,912	6/30/2027
	Revolver (Prime + 6.50% interest rate, 10.00% floor)(2)	6/15/2022	8,500	8,500	8,500	6/15/2025
			25,000	25,412	25,412
Outfittery GMBH(1)(3)	Growth Capital Loan (11.00% PIK interest, 14.73% EOT payment)(2)	1/1/2021	24,492	29,611	27,758	1/1/2026
	Revolver (4.50% Cash Interest + 4.50% PIK interest, 7.53% EOT payment)(2)	1/1/2021	4,167	4,418	4,345	1/1/2026
	Revolver (4.50% Cash Interest + 4.50% PIK interest, 9.00% EOT payment)(2)	12/28/2022	2,356	2,489	2,527	1/1/2026
			31,015	36,518	34,630
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	5/27/2021	19,500	21,026	20,979	11/30/2024
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	3,000	3,107	3,107	12/31/2025
	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 8.50% EOT payment)	6/7/2022	5,500	5,747	5,747	12/31/2025
			28,000	29,880	29,833
Total E-Commerce - Clothing and Accessories - 30.20%*			104,610	111,933	109,998

Educational/Training Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 10.50% floor, 7.50% EOT payment)	7/30/2024	6,000	5,947	5,947	1/1/2027
	Revolver (Prime + 1.00% interest rate, 9.50% floor, 4.00% EOT payment)(2)	7/30/2024	320	320	320	7/31/2026
Total Educational/Training Software - 1.72%*			6,320	6,267	6,267

Entertainment
Luminary Roli Limited(1)(3)	Growth Capital Loan(2)(8)	8/31/2021	35,492	29,531	10,756	8/31/2026
Mind Candy Limited(1)(3)(7)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	22,550	21,222	14,226	12/31/2024
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,512	1,444	961	12/31/2024
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,410	1,347	896	12/31/2024
			25,472	24,013	16,083
Total Entertainment - 7.37%*			60,964	53,544	26,839

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (8.00% cash interest rate + 6.28% PIK interest, 14.28% floor)(2)	12/31/2020	$35,834	$35,616	$36,170	12/31/2025
Total Financial Institution and Services - 9.93%*			35,834	35,616	36,170

Financial Software
Ocrolus, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	8/14/2024	7,143	7,047	7,047	2/1/2028
Synapse Financial Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% interest rate, 9.75% floor, 4.00% EOT payment)	7/29/2022	732	727	56	7/31/2025
Total Financial Software - 1.95%*			7,875	7,774	7,103

Healthcare Technology Systems
Kalderos, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/14/2023	1,064	1,067	1,067	6/30/2026
	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/21/2023	1,596	1,601	1,601	6/30/2026
	Growth Capital Loan (Prime + 4.50% interest rate, 10.75% floor, 7.25% EOT payment)	3/21/2023	10,000	10,252	10,252	9/30/2026
			12,660	12,920	12,920
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)(2)	7/14/2023	4,459	4,461	4,461	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 11.00% floor, 6.00% EOT payment)	12/30/2022	20,000	20,603	20,603	12/31/2025
	Growth Capital Loan (6.76% Cash interest + 6.49% PIK interest, 6.00% EOT payment)(2)	6/12/2023	23,325	23,729	23,000	6/12/2027
	Growth Capital Loan (6.76% Cash interest + 6.49% PIK interest, 6.00% EOT payment)(2)	6/14/2023	1,754	1,747	1,695	6/12/2027
			45,079	46,079	45,298
Total Healthcare Technology Systems - 17.21%*			62,198	63,460	62,679

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 5.25% EOT payment)	5/4/2023	1,000	1,015	1,015	2/28/2027
	Growth Capital Loan (Prime + 5.25% interest rate, 11.25% floor, 5.50% EOT payment)	5/4/2023	1,000	1,012	1,012	5/31/2027
Total Information Services (B2C) - 0.56%*			2,000	2,027	2,027

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	16,000	15,853	15,853	3/31/2029
Total Multimedia and Design Software - 4.35%*			16,000	15,853	15,853

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)	6/13/2022	10,000	10,482	10,415	9/30/2025
	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)	3/17/2023	10,000	10,210	10,277	6/30/2026
			20,000	20,692	20,692
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,953	6,655	3/8/2026
Total Other Financial Services - 7.51%*			27,035	27,645	27,347

Real Estate Services
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	10,000	10,578	10,089	6/30/2026
	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 2.25% EOT payment)	12/30/2022	1,320	1,426	1,422	12/31/2024
			11,320	12,004	11,511

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	$250	$265	$265	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	841	841	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	233	233	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	112	112	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	467	467	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	207	221	221	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	160	160	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,442	1,442	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	799	799	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	180	180	1/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	123	123	2/28/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	315	315	3/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	1,110	1,163	1,163	4/30/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	991	1,037	1,037	4/30/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2022	216	227	227	5/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	7/19/2022	200	206	206	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	7/19/2022	100	104	104	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	150	153	153	12/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	361	369	369	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/5/2022	565	575	575	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	5/23/2023	240	241	241	5/31/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	5/23/2023	434	438	437	5/31/2026
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2023	720	728	728	5/31/2026
			9,977	10,399	10,398
Total Real Estate Services - 6.01%*			21,297	22,403	21,909

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 13.00% floor, 7.00% EOT payment)	8/16/2024	16,300	14,933	14,935	8/1/2026
	Revolver (Prime + 4.00% interest rate, 10.50% floor, 7.00% EOT payment)(2)	8/16/2024	11,000	11,605	10,047	12/31/2025
Total Shopping Facilitators - 6.86%*			27,300	26,538	24,982

Travel & Leisure
Omio Corp. (fka.GoEuro Corp.)(1)(3)	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	10/30/2019	20,000	21,001	20,781	1/31/2027
	Growth Capital Loan (12.00% interest rate, 10.50% EOT payment)	3/27/2020	10,000	10,472	10,363	1/31/2027
Total Travel & Leisure - 8.55%*			30,000	31,473	31,144

Total Debt Investments - 166.00%*			$654,143	$653,214	$604,677

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Aerospace and Defense
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	22,488	192	308
Total Aerospace and Defense - 0.08%*				192	308

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock	5/10/2022	13,487	123	274
Total Application Software - 0.08%*				123	274

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	143
	Preferred Stock	6/29/2022	27,714	164	41
				302	184
Cresta Intelligence, Inc.	Common Stock(2)	6/6/2024	9,935	8	23
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	23
Envoy, Inc.	Preferred Stock(2)	5/8/2020	358,930	82	208
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	24
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	882
FlashParking, Inc.	Preferred Stock(2)	6/15/2021	210,977	810	1,314
	Preferred Stock(2)	6/26/2024	51,677	140	140
				950	1,454
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,160	102	102
NewStore Inc.	Preferred Stock(2)	11/16/2022	122,353	36	3
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Project Affinity, Inc.	Preferred Stock(2)	4/26/2024	88,370	21	21
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018		213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	100
Total Business Applications Software - 1.04%*				2,224	3,775

Business Products and Services
Cart.com, Inc.	Common Stock(2)	12/30/2021	32,731	477	640
	Preferred Stock(2)	3/31/2022	4,532	25	51
				502	691
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	227
Substack Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Total Business Products and Services - 0.25%*				705	924

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock	7/6/2021	49,892	626	157
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	87,385	87	1,039
Total Business/Productivity Software - 0.33%*				713	1,196

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	67
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*				120	178

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*				188	188

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Computer Hardware
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	52,773	$183	$121
Total Computer Hardware - 0.03%*				183	121

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	10/8/2020	114,327	370	726
Total Consumer Finance - 0.20%*				370	726

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	2,262	85	84
Don't Run Out, Inc.	Preferred Stock	12/30/2021	42,929	30	13
Total Consumer Non-Durables - 0.03%*				115	97

Consumer Products and Services
AvantStay, Inc.	Common Stock	12/12/2022	24,495	151	188
Baby Generation, Inc.	Common Stock(2)	1/26/2022	33,964	25	25
everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	25	25
FitOn Inc.	Common Stock(2)	2/29/2024	73,807	162	162
Flink SE(1)(3)	Preferred Stock	4/13/2022	178	339	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	26,619	116	86
Frubana Inc.(1)(3)	Preferred Stock(2)	9/30/2022	15,987	334	13
Hydrow, Inc.	Common Stock	2/9/2021	103,267	143	—
	Preferred Stock	8/6/2021	53,903	89	—
				232	—
JOKR S.à r.l.(1)(3)	Preferred Stock	7/24/2023	12,056	339	196
Lower Holding Company	Preferred Stock	12/28/2022	146,431	189	29
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/2/2022	894,182	1,258	1,119
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	41,140	23	—
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,020
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	93	14
The Black Tux, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	460
Total Consumer Products and Services - 0.92%*				3,885	3,344

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	128
Savage X, Inc.	Preferred Stock	4/7/2020	28,977	471	282
Total Consumer Retail - 0.11%*				639	410

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021		190	465
Total Database Software - 0.13%*				190	465

Educational/Training Software
Panorama Education, Inc.	Preferred Stock	7/30/2024	5,154	28	28
Total Educational/Training Software - 0.01%*				28	28

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	314
	Common Stock	9/29/2023	117,338	375	310
				1,315	624
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	249
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017		1,850	1,121
Rent the Runway, Inc.	Preferred Stock(2)	11/25/2015	4,402	213	—
	Common Stock(2)	11/25/2015	7,460	1,081	—
				1,294	—

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	$41	$70
Trendly, Inc.	Preferred Stock	5/27/2021	574,742	381	598
	Preferred Stock	6/7/2022	57,924	44	39
				425	637
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018		39	57
Total E-Commerce - Clothing and Accessories - 0.76%*				5,480	2,758

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)	4/2/2018	62,128	219	—
	Common Stock(2)	5/22/2019	25,664	228	—
				447	—
Merama Inc.	Preferred Stock(2)	4/28/2021	191,274	406	1,502
Total E-Commerce - Personal Goods - 0.41%*				853	1,502

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	—
Total Entertainment - 0.00%*				922	—

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	909
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	948
Revolut Ltd(1)(3)	Ordinary Shares(2)	4/16/2018	6,253	40	5,663
	Ordinary Shares(2)	10/29/2019	7,945	324	6,841
				364	12,504
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	1,104
	Preferred Stock(2)	12/23/2015	46,548	136	341
				518	1,445
Total Financial Institution and Services - 4.34%*				2,112	15,806

Financial Software
Ocrolus, Inc.	Common Stock	8/14/2024	116,887	96	96
Synapse Financial Technologies, Inc.	Nonvoting Stock	7/29/2022	3,913	23	—
Total Financial Software - 0.03%*				119	96

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	437	34
	Cash Exit Fee(5)	12/28/2018		129	123
Total Food & Drug - 0.04%*				566	157

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	33,510	70	70
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	1,092
Total General Media and Content - 0.32%*				694	1,162

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	22	16
Vial Health Technology, Inc.	Preferred Stock(2)	12/14/2022	48,889	33	33
Total Healthcare Services - 0.01%*				55	49

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	21
Kalderos, Inc.	Preferred Stock	12/27/2022	73,606	167	54
K Health, Inc.	Common Stock(2)	7/14/2023	61,224	187	263
Thirty Madison, Inc.	Preferred Stock	12/30/2022	167,494	445	457
Total Healthcare Technology Systems - 0.22%*				857	795

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	11,974	$9	$5
Total Information Services (B2C) - 0.00%*				9	5

Medical Software and Information Services
AirStrip Technologies, Inc.	Preferred Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	183,642	309	360
Open Space Labs, Inc.	Preferred Stock(2)	11/15/2022	2,954	7	4
Total Multimedia and Design Software - 0.10%*				316	364

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	107
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	441
Corelight, Inc.	Common Stock(2)	9/29/2022	45,977	235	258
Total Network Systems Management Software - 0.22%*				421	806

Other Financial Services
Jerry Services, Inc.	Preferred Stock	6/13/2022	41,936	169	120
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	455
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	238
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	1,488,450	223	595
Total Other Financial Services - 0.39%*				877	1,408

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	186
	Preferred Stock(2)	11/5/2020	55,326	76	139
				120	325
Homeward, Inc.	Preferred Stock	12/10/2021	71,816	211	6
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	37,485	295	116
Roofstock, Inc.	Preferred Stock(2)	5/25/2022	56,839	19	194
Sonder Holdings Inc.	Common Stock(2)	12/28/2018	10,024	232	—
	Common Stock(2)	3/4/2020	1,049	42	—
				274	—
True Footage Inc.	Preferred Stock	11/24/2021	88,762	147	282
Total Real Estate Services - 0.26%*				1,072	938

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units	12/30/2021	36,450	169	—
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.04%*				211	138

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Travel & Leisure
OmioCorp. (fka. GoEuro Corp.)(1)(3)	Preferred Stock	9/18/2019	12,027	361	405
	Preferred Stock	8/26/2022	16,261	611	697
	Preferred Stock	4/5/2024	17,904	385	1,080
Total Travel & Leisure - 0.60%*				1,357	2,182

Total Warrant Investments - 11.08%*				$26,024	$40,364

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$105
Cresta Intelligence, Inc.	Preferred Stock(2)	9/30/2024	110,882	500	500
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	107
Envoy, Inc.	Preferred Stock(2)	12/30/2021	212,160	667	541
FlashParking, Inc.	Preferred Stock(2)	7/19/2022	33,116	455	451
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	486
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	860	28	13
	Preferred Stock(2)	9/28/2023	4,181	138	12
				166	25
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	287
Total Business Applications Software - 0.72%*				2,882	2,605

Business Products and Services
Quick Commerce Ltd(1)(3)	Preferred Stock(2)	4/5/2024	418,182	8,028	7,052
	Ordinary Shares(2)	4/5/2024	1,448,528,650	311	1,729
Total Business Products and Services - 2.41%*				8,339	8,781

Business/Productivity Software
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	42
Total Business/Productivity Software - 0.01%*				150	42

Commercial Services
MXP Prime GmbH(1)(3)	Common Stock(2)	2/3/2022	165	1,140	12
	Preferred Stock(2)	6/29/2023	23	—	136
	Preferred Stock(2)	6/29/2023	46	50	51
				1,190	199
Printify, Inc.	Preferred Stock(2)	8/24/2021	13,850	50	50
Total Commercial Services - 0.07%*				1,240	249

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	227
Total Consumer Finance - 0.06%*				150	227

Consumer Non-Durables
Misfits Market, Inc. (f/k/a Imperfect Foods, Inc.)	Preferred Stock(2)	12/31/2022	1,615	142	153
	Preferred Stock(2)	12/31/2022	7,196	358	385
Total Consumer Non-Durables - 0.15%*				500	538

Consumer Products and Services
everdrop GmbH(1)(3)	Preferred Stock(2)	8/1/2022	78	310	336
Frubana Inc.(1)(3)	Preferred Stock(2)	7/13/2022	7,993	500	19
GrubMarket, Inc.	Common Stock(2)	8/2/2024		7,758	7,758
Hydrow, Inc.	Preferred Stock(2)	12/14/2020	85,542	333	11
	Preferred Stock(2)	3/19/2021	46,456	335	11
				668	22
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,843	187	126
	Preferred Stock(2)	11/3/2022	787	37	35
				224	161
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Total Consumer Products and Services - 2.28%*				9,470	8,306

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	$500	$319
	Preferred Stock(2)	11/30/2021	10,393	500	385
Total Consumer Retail - 0.19%*				1,000	704

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	500	466
Total E-Commerce - Clothing and Accessories - 0.13%*				500	466

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)(10)	6/5/2018	31,576	500	43
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	194
	Preferred Stock(2)	4/19/2021	14,490	83	168
	Preferred Stock(2)	9/1/2021	10,298	167	160
				283	522
Total E-Commerce - Personal Goods - 0.16%*				783	565

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(10)	1/5/2018	60,926	250	60
Total Educational/Training Software - 0.02%*				250	60

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	—
Total Entertainment - 0.00%*				3,525	—

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	20,930	19,406
Revolut Ltd(1)(3)	Preferred Stock(2)	8/3/2017	25,920	292	24,417
Total Financial Institution and Services - 12.03%*				21,222	43,823

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	128,423	716	369
Total Food & Drug - 0.10%*				716	369

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	127,656	1,000	1,000
Total General Media and Content - 0.27%*				1,000	1,000

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	145
	Common Stock(2)	1/14/2020	142,855	404	73
				600	218
Kalderos, Inc.	Preferred Stock(2)	12/27/2022	45,403	325	292
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	307
Thirty Madison, Inc.	Preferred Stock(2)	5/31/2019	81,708	1,000	725
Total Healthcare Technology Systems - 0.42%*				2,303	1,542

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	42,378	231	263
Total Multimedia and Design Software - 0.07%*				231	263

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	1,003
	Preferred Stock(2)	4/7/2020	9,022	125	153
Total Network Systems Management Software - 0.32%*				525	1,156

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited) (dollars in thousands) As of September 30, 2024
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	5/6/2022	8,231	$104	$82
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	1,426
	Ordinary Shares(2)	1/5/2022	26,281	516	507
				1,516	1,933
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,514
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total Other Financial Services - 1.00%*				2,984	3,629

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/18/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	11,246	300	209
Sonder Holdings Inc.	Common Stock(2)(10)	5/21/2019	2,186	312	10
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	122
Total Real Estate Services - 0.10%*				741	370

Travel & Leisure
OmioCorp. (fka. GoEuro Corp.)(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	295
	Preferred Stock(2)	5/9/2022	9,169	623	918
				923	1,213
Inspirato LLC	Common Stock(2)(4)(10)	9/11/2014	6,081	288	25
Total Travel & Leisure - 0.34%*				1,211	1,238

Total Equity Investments - 20.85%*				$59,722	$75,933

Total Investments in Portfolio Companies - 197.92%*(9)(11)				$738,960	$720,974

Cash Equivalents
Money Market Fund	Type of Investment	Ticker		Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM		$47,419	$47,419
Total Cash Equivalents - 13.02%*				$47,419	$47,419
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2024, non-qualifying assets represented 39.1% of the Company’s total assets, at fair value.
(2)As of September 30, 2024, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $52.3 million, $52.8 million and $0.5 million, respectively, for the September 30, 2024 investment portfolio. The tax cost of investments is $721.4 million.
(7)Debt is on non-accrual status as of September 30, 2024 and is therefore considered non-income producing. Non-accrual investments as of September 30, 2024 had a total cost and fair value of $28.9 million and $17.9 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in five public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of September 30, 2024, the Company’s portfolio company investments that were subject to restrictions on sales totaled $720.5 million at fair value and represented 197.8% of the Company’s net assets. In addition, unless otherwise indicated, as of September 30, 2024, all investments are pledged as collateral as part of the Company’s revolving credit facility.
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
_______________

Notes applicable to the investments presented in the foregoing schedules of investments:
•Unless otherwise noted as an “Affiliate Investment” or a “Control Investment,” no investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company. As of September 30, 2024 and December 31, 2023, none of the Company’s investments represent a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Unless otherwise noted, interest rate is the annual cash interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of September 30, 2024, the Prime Rate was 8.00%. As of September 30, 2024, approximately 60.0%, or $364.1 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher. As of December 31, 2023, approximately 60.1% or $467.3 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher.
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
September 30, 2024
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
The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of September 30, 2024 and 2023, and, as a result, no capital gains incentive fees were recorded for the three and nine months ended September 30, 2024 and 2023.

Management and Incentive Fees (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Base management fee	$3,418	$4,596	$11,552	$13,403
Income incentive fee	$—	$—	$—	$—
Capital gains incentive fee	$—	$—	$—	$—

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
For the three months ended September 30, 2024 and 2023, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.6 million and $0.6 million, respectively.
For the nine months ended September 30, 2024 and 2023, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $1.8 million and $1.7 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of September 30, 2024 and December 31, 2023. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$604,677	$604,677	$—	$—	$730,295	$730,295
Warrant investments	—	—	40,364	40,364	—	—	30,055	30,055
Equity investments	444	—	75,489	75,933	1,370	—	40,425	41,795
Total portfolio company investments	$444	$—	$720,530	$720,974	$1,370	$—	$800,775	$802,145
The following tables show information about Level 3 portfolio company investments measured at fair value for the nine months ended September 30, 2024 and 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2024
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2023	$730,295	$30,055	$40,425	$800,775
Funding and purchases of investments, at cost	83,555	560	1,716	85,831
Principal payments and sale proceeds received from investments	(176,056)	(889)	—	(176,945)
Net amortization and accretion of premiums and discounts and end-of-term payments	3,343	—	—	3,343
Net realized gains (losses) on investments	(33,847)	(824)	—	(34,671)
Net change in unrealized gains (losses) included in earnings	1,340	11,846	17,251	30,437
Payment-in-kind coupon	11,833	—	—	11,833
Transfers between investment types	(15,786)	(384)	16,170	—
Gross transfers out of Level 3(1)	—	—	(73)	(73)
Fair value as of September 30, 2024	$604,677	$40,364	$75,489	$720,530

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2024	$(10,112)	$10,427	$17,251	$17,566
__________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the nine months ended September 30, 2024, transfers relate to equity investments in publicly traded companies.

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
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the nine months ended September 30, 2023.

Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended September 30, 2024, the Company recognized net realized losses on investments of $5.0 million. During the three months ended September 30, 2023, the Company recognized net realized losses on investments of $25.6 million.
During the nine months ended September 30, 2024, the Company recognized net realized losses on investments of $32.7 million. During the nine months ended September 30, 2023, the Company recognized net realized losses on investments of $23.7 million.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains during the three months ended September 30, 2024 was $13.9 million. Net change in unrealized gains during the three months ended September 30, 2023 was $8.6 million.
Net change in unrealized gains during the nine months ended September 30, 2024 was $30.0 million. Net change in unrealized losses during the nine months ended September 30, 2023 was $43.8 million.

The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of September 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$519,717	Discounted Cash Flows	Discount Rate	10.57% - 36.06%	18.63%
	84,960	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 100.00%	72.14%
Warrant investments	38,437	Black Scholes Option Pricing Model	Revenue Multiples	0.15x - 21.00x	10.69x
			Volatility	25.00% - 90.00%	53.15%
			Term	0.20 - 4.50 Years	2.37
			Discount for Lack of Marketability	10.00% - 20.00%	11.69%
			Risk Free Rate	0.09% - 5.03%	3.65%
	—	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	1.50 - 2.25 Years	2.18
	1,927	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.52
			Expected Recovery Rate	18.75% - 100.00%	89.44%
Equity investments	74,332	Black Scholes Option Pricing Model	Revenue Multiples	0.35x - 21.00x	10.23x
			Volatility	25.00% - 90.00%	53.00%
			Term	1.00 - 4.00 Years	1.97
			Discount for Lack of Marketability	10.00% - 10.00%	10.00%
			Risk Free Rate	0.13% - 5.03%	4.15%
	1,157	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	20.00% - 20.00%	20.00%
			Term	0.50 - 1.50 Years	1.00
Total portfolio company investments	$720,530

Level 3 Investments (dollars in thousands)	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$688,937	Discounted Cash Flows	Discount Rate	14.62% - 42.03%	19.79%
	41,358	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 100.00%	61.36%
Warrant investments	27,730	Black Scholes Option Pricing Model	Revenue Multiples	0.18x - 14.00x	4.79x
			Volatility	35.00% - 90.00%	60.99%
			Term	0.20 - 4.50 Years	3.04
			Discount for Lack of Marketability	17.50% - 20.00%	18.60%
			Risk Free Rate	0.09% - 5.03%	3.37%
	411	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.01
	1,914	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.52
			Expected Recovery Rate	18.75% - 100.00%	89.37%
Equity investments	39,268	Black Scholes Option Pricing Model	Revenue Multiples	0.70x - 14.00x	5.60x
			Volatility	35.00% - 90.00%	66.01%
			Term	1.50 - 4.00 Years	2.82
			Discount for Lack of Marketability	17.50% - 17.50%	17.50%
			Risk Free Rate	0.13% - 5.03%	3.82%
	1,157	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	20.00% - 20.00%	20.00%
			Term	0.50 - 1.50 Years	1.00
Total portfolio company investments	$800,775
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
Note 6. Borrowings
The following table shows the Company’s outstanding debt as of September 30, 2024 and December 31, 2023:

Liability (in thousands)	September 30, 2024			December 31, 2023
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$300,000	$10,000	$290,000	$350,000	$215,000	$135,000
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	200,000	200,000	—
2027 Notes	125,000	125,000	—	125,000	125,000	—
Total before deferred financing and issuance costs	695,000	405,000	290,000	745,000	610,000	135,000
Unamortized deferred financing and issuance costs	—	(5,981)	—	—	(4,818)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$695,000	$399,019	$290,000	$745,000	$605,182	$135,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company’s unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revolving Credit Facility
Interest cost	$1,355	$3,751	$5,739	$11,944
Unused fee	329	225	959	594
Amortization of costs and other fees	631	484	1,657	1,448
Revolving Credit Facility Total	$2,315	$4,460	$8,355	$13,986

2025 Notes
Interest cost	$788	$787	$2,363	$2,362
Amortization of costs and other fees	52	52	165	155
2025 Notes Total	$840	$839	$2,528	$2,517

2026 Notes
Interest cost	$2,250	$2,250	$6,750	$6,750
Amortization of costs and other fees	111	115	332	336
2026 Notes Total	$2,361	$2,365	$7,082	$7,086

2027 Notes
Interest cost	$1,562	$1,563	$4,687	$4,688
Amortization of costs and other fees	70	70	209	209
2027 Notes Total	$1,632	$1,633	$4,896	$4,897

Total interest expense and amortization of fees	$7,148	$9,297	$22,861	$28,486
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). On July 22, 2022, the Credit Facility was amended to, among other things, extend the revolving period from November 30, 2022 to May 31, 2024 and the scheduled maturity date from May 31, 2024 to November 30, 2025 (unless otherwise terminated earlier pursuant to its terms), as well as change the floating rate from LIBOR to SOFR. On April 29, 2024, the Company and the Financing Subsidiary amended the Credit Facility to, among other things, extend the revolving period to August 31, 2024. On August 6, 2024, the Company and the Financing Subsidiary amended the Credit Facility to, among other things, (i) further extend the revolving period from August 31, 2024 to November 30, 2025, (ii) extend the scheduled maturity date from November 30, 2025 to May 30, 2027, (iii) adjust the advance rates based on the underlying asset type, (iv) revise certain events of default provisions and affirmative and negative covenants; and (v) reduce the total commitments to $300 million from $350 million. As of September 30, 2024, the Company had $300 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances.
As of September 30, 2024 borrowings under the Credit Facility bore interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 3.20% if facility utilization is greater than or equal to 75%, 3.35% if utilization is greater than or equal to 50% but less than 75%, 3.50% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate of up to 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the Credit Facility.

As of September 30, 2024 and December 31, 2023, the Company had outstanding borrowings under the Credit Facility of $10.0 million and $215.0 million, respectively, excluding deferred credit facility costs of $4.6 million and $2.7 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the three months ended September 30, 2024 and 2023, the Company had average outstanding borrowings under the Credit Facility of $61.7 million and $173.5 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 9.08% and 9.09%, respectively
During the nine months ended September 30, 2024 and 2023, the Company had average outstanding borrowings under the Credit Facility of $59.1 million and $193.3 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 9.04% and 8.77%, respectively.
As of September 30, 2024 and December 31, 2023, $329.7 million and $518.3 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $448.6 million and $460.5 million of assets unencumbered, respectively.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the 2025 Notes.
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.1 million of deferred issuance cost as of September 30, 2024, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. As of September 30, 2024 and December 31, 2023, the fair value of the 2025 Notes was $68.9 million and $67.5 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

2026 Notes
On March 1, 2021, the Company completed a private debt offering of $200.0 million in aggregate principal amount of its 4.50% unsecured notes due March 1, 2026 (the “2026 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2026 Notes is payable semiannually on March 19 and September 19 each year.

The 2026 Notes are governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the 2026 Notes.
The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.6 million of deferred issuance cost as of September 30, 2024, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. As of September 30, 2024 and December 31, 2023, the fair value of the 2026 Notes was $191.7 million and $188.2 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
2027 Notes
On February 28, 2022, the Company completed a private debt offering of $125.0 million in aggregate principal amount of its 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2027 Notes is payable semiannually on February 28 and August 28 each year.
The 2027 Notes are governed by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes and the 2026 Notes. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.7 million of deferred issuance cost as of September 30, 2024, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of September 30, 2024 and December 31, 2023, the fair value of the 2027 Notes was $118.2 million and $116.5 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of September 30, 2024 and December 31, 2023:

Liability (in thousands)	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$10,000	$10,000	$—	$—	$215,000	$215,000
2025 Notes, net(1)	—	—	68,763	68,763	—	—	67,275	67,275
2026 Notes, net(2)	—	—	191,032	191,032	—	—	187,255	187,255
2027 Notes, net(3)	—	—	117,480	117,480	—	—	115,632	115,632
Total	$—	$—	$387,275	$387,275	$—	$—	$585,162	$585,162
_______________
(1)Net of debt issuance costs as of September 30, 2024 and December 31, 2023 of $0.1 million and $0.3 million, respectively.
(2)Net of debt issuance costs as of September 30, 2024 and December 31, 2023 of $0.6 million and $1.0 million, respectively.
(3)Net of debt issuance costs as of September 30, 2024 and December 31, 2023 of $0.7 million and $0.9 million, respectively.

Note 7. Commitments and Contingencies
Commitments
As of September 30, 2024 and December 31, 2023, the Company’s unfunded commitments totaled $74.0 million to nine portfolio companies and $118.1 million to 14 portfolio companies, respectively, of which $5.0 million and $29.2 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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
The following table shows the Company’s unfunded commitments by portfolio company as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Overtime Sports Inc.	$22,858	$122	$22,858	$122
ActiveHours Inc.	15,000	61	15,000	—
Cresta Intelligence Inc.	10,000	33	—	—
Corelight, Inc.	9,000	301	20,000	415
Project Affinity, Inc.	5,500	61	—	—
Panorama Education	4,280	—	—	—
Hover, Inc.	4,000	40	—	—
Ocrolus, Inc.	2,856	37	—	—
FlashParking, Inc.	500	7	—	—
McN Investments Ltd.	—	—	15,000	78
Savage X, Inc.	—	—	12,500	575
Frubana Inc.	—	—	8,790	205
Minted Inc.	—	—	8,500	—
NewStore Inc.	—	—	5,000	68
Foodology, Inc.	—	—	3,720	—
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	—	—	3,000	—
Jokr S.a.r.l.	—	—	1,499	95
Substack Inc.	—	—	1,000	13
Pair EyeWear, Inc.	—	—	1,000	10
Forum Brands Inc.	—	—	244	8
Total	$73,994	$662	$118,111	$1,589
_______________
(1)The Company did not have any backlog of potential future commitments as of September 30, 2024 and December 31, 2023. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $0.7 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three and nine months ended September 30, 2024 and 2023:

Commitments Activity (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Unfunded commitments at beginning of period(1)	$71,427	$205,318	$118,111	$324,010
New commitments(1)	41,020	5,577	103,020	27,320
Fundings	(33,033)	(12,706)	(85,207)	(100,863)
Expirations / Terminations	(5,420)	(54,799)	(61,930)	(107,077)
Unfunded commitments and backlog of potential future commitments at end of period	$73,994	$143,390	$73,994	$143,390
Backlog of potential future commitments	—	1,500	—	1,500
Unfunded commitments at end of period	$73,994	$141,890	$73,994	$141,890
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of September 30, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	September 30, 2024	December 31, 2023
Dependent on milestones	$5,000	$29,220
Expiring during:
2024	$—	$86,754
2025	73,214	31,357
2026	780	—
Unfunded commitments	$73,994	$118,111
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of September 30, 2024 and December 31, 2023, the Company did not have any backlog of potential future commitments.

Note 8. Financial Highlights
The following table shows the financial highlights for the nine months ended September 30, 2024, and 2023:

Financial Highlights (in thousands, except per share data)	For the Nine Months Ended September 30,
	2024	2023
Per Share Data(1)
Net asset value at beginning of period	$9.21	$11.88
Changes in net asset value due to:
Net investment income	1.08	1.59
Net realized gains (losses) on investments	(0.84)	(0.67)
Net change in unrealized gains (losses) on investments	0.74	(1.24)
Net increase (decrease) from capital share transactions(1)	0.01	0.01
Distributions from net investment income	(1.10)	(1.20)
Net asset value at end of period	$9.10	$10.37

Net investment income per share	$1.08	$1.59
Net increase (decrease) in net assets resulting from operations per share	$1.01	$(0.31)
Weighted average shares of common stock outstanding for period	38,782	35,453
Shares of common stock outstanding at end of period	40,049	36,086

Ratios / Supplemental Data
Net asset value at beginning of period	$346,306	$419,940
Net asset value at end of period	$364,271	$374,100
Average net asset value	$350,890	$404,725
Stock price at end of period	$7.06	$10.46

Total return based on net asset value per share(2)	13.5%	(2.7)%
Total return based on stock price(3)	(25.3)%	11.8%

Net investment income to average net asset value(4)	16.0%	18.7%
Net increase (decrease) in net assets to average net asset value(4)	14.9%	(3.6)%
Ratio of expenses to average net asset value(4)	15.6%	15.9%
Operating expenses excluding incentive fees to average net asset value(4)	15.6%	15.9%
Income incentive fees to average net asset value(4)	—%	—%
Capital gains incentive fees to average net asset value(4)	—%	—%
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
(4)Percentage is presented on an annualized basis.
The following table shows the weighted average annualized portfolio yield on debt investments for the nine months ended September 30, 2024 and 2023:

Ratios (Percentages, on an annualized basis)(1)	For the Nine Months Ended September 30,
	2024	2023
Weighted average portfolio yield on debt investments(2)	15.6%	14.8%
Coupon income	12.2%	11.7%
Accretion of discount	0.9%	0.9%
Accretion of end-of-term payments	1.4%	1.7%
Impact of prepayments during the period	1.1%	0.5%
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

Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the three and nine months ended September 30, 2024 and 2023:

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net investment income	$13,785	$19,104	$41,912	$56,520
Net increase (decrease) in net assets resulting from operations	$22,634	$2,148	$39,230	$(11,028)
Weighted average shares of common stock outstanding	39,954	35,609	38,782	35,453
Net investment income per share of common stock	$0.35	$0.54	$1.08	$1.59
Net increase (decrease) in net assets resulting from operations per share of common stock	$0.57	$0.06	$1.01	$(0.31)
Note 10.    Equity
Since inception through September 30, 2024, the Company issued 34,999,352 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, a registered follow-on offering in 2020 and a registered follow-on offering in 2022. The Company received net proceeds from these offerings of $488.1 million, net of the portion of the underwriting sales load and offering costs paid by the Company. Included in the $488.1 million of net proceeds from these offerings is $55.3 million in net proceeds from the Company’s issuance in August 2022 of an aggregate of 4,161,807 shares of common stock in a registered follow-on offering pursuant to an underwriting agreement by and among the Company, the Adviser and the Administrator, on the one hand, and Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in the underwriting agreement. 411,807 of the shares issued in August 2022 were issued pursuant to the underwriters’ option to purchase additional shares.
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
During the nine months ended September 30, 2024, the Company sold 2,126,711 shares of common stock under the 2022 Sales Agreement and the 2024 Sales Agreement. For the same period, the Company received total net proceeds of $19.4 million. As of September 30, 2024, $56.5 million in shares remained available for sale under the Current ATM Program.
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

The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the nine months ended September 30, 2024 and for the year ended December 31, 2023:

Issuance of Common Stock for the Nine Months Ended September 30, 2024 (in thousands, except for share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2024 distribution reinvestment	3/29/2024	93	$828	$—	$—	$8.87
First quarter 2024 ATM offering(1)	3/12/2024	133	1,308	20	33	$9.88
Second quarter 2024 distribution reinvestment	6/28/2024	113	859	—	—	$7.63
Second quarter 2024 ATM offering	(2)	1,994	18,511	278	63	$9.28
Third quarter 2024 distribution reinvestment	9/30/2024	96	646	—	—	$6.71
Total issuance		2,429	$22,152	$298	$96
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
The Company had 40,049,002 and 37,620,109 shares of common stock outstanding as of September 30, 2024 and December 31, 2023, respectively.
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

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to September 30, 2024. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2023, 2022, 2018 and 2017, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
March 31, 2024	February 27, 2024	March 14, 2024	March 29, 2024	0.40
June 30, 2024	April 24, 2024	June 14, 2024	June 28, 2024	0.40
September 30, 2024	July 31, 2024	September 16, 2024	September 30, 2024	0.30
			Total cash distributions	$15.75
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 (commencement of operations) through March 31, 2014.
(2)Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the three months ended September 30, 2024 and 2023, the Company recorded $0.4 million and $0.6 million, respectively, for an excise tax accrual. During the nine months ended September 30, 2024 and 2023, the Company recorded $1.1 million and $1.0 million, respectively, for an excise tax accrual. For the three months ended September 30, 2024 and 2023, total distributions of $0.30 per share and $0.40 per share were declared and paid, respectively, and represented distributions from ordinary income. For the nine months ended September 30, 2024 and 2023, total distributions of $1.10 per share and $1.20 per share were declared and paid, respectively, and represented distributions from ordinary income. No provision for income tax was recorded in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, the Company estimated it had undistributed taxable earnings from net investment income of $41.5 million, or $1.03 per share. Since March 5, 2014 (commencement of operations) to September 30, 2024, total distributions of $15.75 per share have been paid.
Note 12. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2024, except as discussed below.
Income Incentive Fee Waiver
Commencing with the quarter ending March 31, 2025, until and including the quarter ending December 31, 2025, the Adviser has agreed to waive the portion of the income incentive fee payable for a quarter under the Advisory Agreement if and to the extent that, after payment of such income incentive fee, the Company’s net investment income per share for such quarter is below the Company’s quarterly distribution per share for such quarter.
Distribution
On October 30, 2024, the Board declared a $0.30 per share regular quarterly distribution payable on December 27, 2024 to stockholders of record on December 13, 2024.
Recent Portfolio Activity
From October 1, 2024 through November 5, 2024, TPC’s direct originations platform entered into $70.0 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.

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
As of September 30, 2024, we had 309 investments in 107 companies. Our investments included 137 debt investments, 110 warrant investments, and 62 direct equity and related investments. As of September 30, 2024, the aggregate cost and fair value of these investments were $739.0 million and $721.0 million, respectively. As of September 30, 2024, six of our portfolio companies were publicly traded. As of September 30, 2024, the 137 debt investments had an aggregate fair value of $604.7 million and a weighted average loan to enterprise value ratio at the time of underwriting of 7.6%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.

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
The following tables show information on the cost and fair value of our investments in companies along with the number of companies in our portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$653,214	$604,677	$(48,537)	137	44
Warrant investments	26,024	40,364	14,340	110	95
Equity investments	59,722	75,933	16,211	62	48
Total Investments in Portfolio Companies	$738,960	$720,974	$(17,986)	309	107	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2023
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$780,172	$730,295	$(49,877)	151	49
Warrant investments	27,561	30,055	2,494	111	97
Equity investments	42,409	41,795	(614)	59	46
Total Investments in Portfolio Companies	$850,142	$802,145	$(47,997)	321	109	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$123,515	17.1%
E-Commerce - Clothing and Accessories	113,222	15.7
Financial Institution and Services	95,799	13.3
Healthcare Technology Systems	65,016	9.0
Business Applications Software	38,682	5.4
Travel & Leisure	34,563	4.8
Other Financial Services	32,384	4.5
Business/Productivity Software	31,538	4.4
Entertainment	26,839	3.7
Shopping Facilitators	25,121	3.5
Application Software	25,092	3.5
Real Estate Services	23,217	3.2
Business Products and Services	19,128	2.7
Multimedia and Design Software	16,480	2.3
Consumer Retail	13,183	1.8
Aerospace and Defense	10,186	1.4
Financial Software	7,199	1.0
Educational/Training Software	6,355	0.9
Consumer Non-Durables	2,339	0.3
General Media and Content	2,162	0.3
E-Commerce - Personal Goods	2,067	0.3
Information Services (B2C)	2,032	0.3
Network Systems Management Software	1,962	0.3
Consumer Finance	953	0.1
Food & Drug	526	0.1
Database Software	465	0.1
Commercial Services	437	0.1
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Computer Hardware	121	*
Healthcare Services	49	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	*
Total portfolio company investments	$720,974	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.

	December 31, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
E-Commerce - Clothing and Accessories	$126,350	15.8%
Consumer Products and Services	125,422	15.6
Financial Institution and Services	64,537	8.0
Healthcare Technology Systems	63,799	8.0
Business/Productivity Software	61,294	7.6
Business Applications Software	57,134	7.1
Real Estate Services	46,213	5.8
Travel & Leisure	32,776	4.1
Other Financial Services	31,092	3.9
Entertainment	30,377	3.8
Shopping Facilitators	29,196	3.6
Application Software	24,970	3.1
Business Products and Services	23,699	3.0
E-Commerce - Personal Goods	22,366	2.8
Multimedia and Design Software	20,595	2.6
Food & Drug	16,467	2.1
Aerospace and Defense	9,779	1.2
Consumer Non-Durables	4,649	0.6
General Media and Content	2,162	0.3
Information Services (B2C)	2,008	0.3
Network Systems Management Software	1,906	0.2
Consumer Retail	1,799	0.2
Consumer Finance	1,123	0.1
Financial Software	811	0.1
Database Software	465	0.1
Commercial Services	435	0.1
Educational/Training Software	209	*
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Computer Hardware	121	*
Healthcare Services	49	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	*
Total portfolio company investments	$802,145	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$574,663	95.0%	$719,328	98.5%
Revolver loans	27,257	4.5	8,240	1.1
Convertible notes	2,757	0.5	2,727	0.4
Total debt investments	$604,677	100.0%	$730,295	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 8.8% and 14.5% of our debt investments at fair value as of September 30, 2024 and December 31, 2023, respectively.

Investment Activity
During the three months ended September 30, 2024, we entered into debt commitments with two new portfolio companies and two existing portfolio companies totaling $41.0 million, funded debt investments to four portfolio companies for $33.0 million in principal value, acquired warrant investments representing $0.1 million at fair value, and made direct equity investments of $0.5 million. Debt investments funded during the three months ended September 30, 2024 carried a weighted average annualized portfolio yield of 13.4% at origination.
During the nine months ended September 30, 2024, we entered into debt commitments with five new portfolio companies and four existing portfolio companies totaling $103.0 million, funded debt investments to 10 portfolio companies for $85.2 million in principal value, acquired warrant investments representing $0.6 million at fair value, and made direct equity investments of $0.5 million. Debt investments funded during the nine months ended September 30, 2024 carried a weighted average annualized portfolio yield of 14.5% at origination.
During the three months ended September 30, 2023, we entered into debt commitments with one new portfolio company and two existing portfolio companies totaling $5.6 million, funded debt investments to five portfolio companies for $12.7 million in principal value and acquired warrant investments representing $1.3 million at fair value. Debt investments funded during the three months ended September 30, 2023 carried a weighted average annualized portfolio yield of 14.2% at origination.
During the nine months ended September 30, 2023, we entered into debt commitments with two new portfolio companies and six existing portfolio companies totaling $27.3 million, funded debt investments to 19 portfolio companies for $100.9 million in principal value, acquired warrant investments representing $1.5 million at fair value, and made direct equity investments of $0.2 million. Debt investments funded during the nine months ended September 30, 2023 carried a weighted average annualized portfolio yield of 14.7%1 at origination.
During the three months ended September 30, 2024, we received $35.7 million of principal prepayments and $4.6 million of scheduled principal amortization. During the nine months ended September 30, 2024, we received $117.8 million of principal prepayments and $39.3 million of scheduled principal amortization.
During the three months ended September 30, 2023, we received $37.3 million of principal prepayments, $15.0 million of early repayments and $20.0 million of scheduled principal amortization. During the nine months ended September 30, 2023, we received $71.0 million of principal prepayments, $18.4 million of early repayments and $38.3 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Beginning portfolio at fair value	$713,770	$941,955	$802,145	$949,276
New debt investments, net(1)	32,672	12,428	83,555	98,967
Scheduled principal amortization	(4,618)	(20,031)	(39,314)	(38,288)
Principal prepayments and early repayments	(35,739)	(52,250)	(117,820)	(89,400)
Net amortization and accretion of premiums and discounts and end-of-term payments	756	38	3,343	9,528
Payment-in-kind coupon	4,224	3,265	11,833	7,946
New warrant investments	124	1,334	560	1,502
New equity investments	916	384	1,716	1,320
Proceeds from dispositions of investments	—	—	(22,142)	(3,173)
Net realized gains (losses) on investments	(5,019)	(25,545)	(32,913)	(23,682)
Net change in unrealized gains (losses) on investments	13,888	8,600	30,011	(43,818)
Ending portfolio at fair value	$720,974	$870,178	$720,974	$870,178
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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the three and nine months ended September 30, 2024 and 2023:

Commitments and Fundings (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Debt Commitments
New portfolio companies	$20,600	$5,000	$47,100	$10,000
Existing portfolio companies	20,420	577	55,920	17,320
Total(1)	$41,020	$5,577	$103,020	$27,320

Funded Debt Investments	$33,033	$12,706	$85,207	$100,863

Equity Investments	$500	$—	$500	$202

Non-Binding Term Sheets	$93,380	$58,118	$412,199	$370,856
_______________
(1)Includes backlog of potential future commitments.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2024 and December 31, 2023, we did not have any backlog of potential future commitments.
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
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$72,188	12.0%	4	$100,309	13.8%	7
White (2)	392,092	64.8	29	471,195	64.5	28
Yellow (3)	107,822	17.8	6	117,792	16.1	8
Orange (4)	32,519	5.4	4	40,091	5.5	5
Red (5)	56	—	1	908	0.1	1
	$604,677	100.0%	44	$730,295	100.0%	49
As of September 30, 2024 and December 31, 2023, the weighted average investment ranking of our debt investment portfolio was 2.17 and 2.14, respectively. During the three months ended September 30, 2024, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $20.0 million was upgraded from White (2) to Clear (1), one portfolio company with a principal balance of $5.9 million was upgraded from Yellow (3) to White (2), one portfolio company with a principal balance of $26.7 million was upgraded from Orange (4) to Yellow (3), and one portfolio company with a principal balance of $10.0 million was downgraded from Clear (1) to White (2).

As of September 30, 2024, we had investments in three portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $28.9 million and $17.9 million, respectively. As of December 31, 2023, we had investments in five portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $41.7 million and $29.0 million, respectively.
Results of Operations
Comparison of operating results for the three and nine months ended September 30, 2024 and 2023
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the three months ended September 30, 2024, our net increase in net assets resulting from operations was $22.6 million, which was comprised of $13.8 million of net investment income and $8.8 million of net realized and unrealized gains. For the three months ended September 30, 2023, our net increase in net assets resulting from operations was $2.1 million, which was comprised of $19.1 million of net investment income and $17.0 million of net realized and unrealized losses. On a per share basis for the three months ended September 30, 2024, net investment income was $0.35 per share and the net increase in net assets from operations was $0.57 per share, as compared to net investment income of $0.54 per share and a net increase in net assets from operations of $0.06 per share for the three months ended September 30, 2023.
For the nine months ended September 30, 2024, our net increase in net assets resulting from operations was $39.2 million, which was comprised of $41.9 million of net investment income and $2.7 million of net realized and unrealized losses. For the nine months ended September 30, 2023, our net decrease in net assets resulting from operations was $11.0 million, which was comprised of $56.5 million of net investment income and $67.5 million of net realized and unrealized losses. On a per share basis for the nine months ended September 30, 2024, net investment income was $1.08 per share and the net increase in net assets from operations was $1.01 per share, as compared to net investment income of $1.59 per share and a net decrease in net assets from operations of $0.31 per share for the nine months ended September 30, 2023.
Investment Income
For the three months ended September 30, 2024, total investment and other income was $26.5 million as compared to $35.7 million for the three months ended September 30, 2023. The decrease in total investment and other income for the three months ended September 30, 2024, compared to the 2023 period, is primarily due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio.
For the nine months ended September 30, 2024, total investment and other income was $82.9 million as compared to $104.5 million for the nine months ended September 30, 2023. The decrease in total investment and other income for the nine months ended September 30, 2024, compared to the 2023 period, is primarily due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio.
For the three months ended September 30, 2024, we recognized $0.6 million in other income consisting of $0.1 million due to the termination or expiration of unfunded commitments and $0.4 million from the realization of certain fees paid and accrued from portfolio companies. For the three months ended September 30, 2023, we recognized $1.7 million in other income consisting of $0.7 million due to the termination or expiration of unfunded commitments and $1.0 million from the realization of certain fees paid and accrued from portfolio companies.
For the nine months ended September 30, 2024, we recognized $1.8 million in other income consisting of $0.4 million due to the termination or expiration of unfunded commitments and $1.4 million from the realization of certain fees paid and accrued from portfolio companies. For the nine months ended September 30, 2023, we recognized $3.7 million in other income consisting of $1.7 million due to the termination or expiration of unfunded commitments and $2.0 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
Operating Expenses
Total operating expenses consist of our base management fee, income incentive fee, capital gains incentive fee, interest expense and amortization of fees, administration agreement expenses, and general and administrative expenses. We anticipate operating expenses would increase over time to the extent that our investment portfolio grows. However, we anticipate operating expenses, as a percentage of total assets and net assets, would generally decrease over time to the extent that our portfolio and capital base expand. We expect that base management and income incentive fees would increase to the extent that we grow our asset base and our earnings. The capital gains incentive fee depends on realized gains and losses and unrealized losses. Interest expenses will generally increase as we borrow greater amounts under the Credit Facility, issue additional debt securities, and if interest rates increase. We generally expect expenses under the administration agreement and general and administrative expenses to increase over time to the extent that our investment portfolio grows, to meet the additional requirements associated with servicing a larger portfolio.

For the three months ended September 30, 2024, total operating expenses were $12.7 million as compared to $16.6 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, total operating expenses were $41.0 million as compared to $48.0 million for the nine months ended September 30, 2023.
Base management fees for the three months ended September 30, 2024 and 2023 totaled $3.4 million and $4.6 million, respectively. Base management fees for the nine months ended September 30, 2024 and 2023 totaled $11.6 million and $13.4 million, respectively. Base management fees decreased during the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, due primarily to decreases in the average size of our portfolio during the applicable periods used in the calculations.
There were no income incentive fees for the three and nine months ended September 30, 2024 or the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, our income incentive fee was reduced by $2.8 million and $8.4 million, respectively, due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase in net investment income of $2.8 million and $8.4 million, respectively. For the three and nine months ended September 30, 2023 our income incentive fee was reduced by $3.8 million and $11.3 million, respectively, due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase in net investment income of $3.8 million and $11.3 million, respectively.
There were no capital gains incentive fee expenses for the nine months ended September 30, 2024 and 2023.
Interest expense and amortization of fees totaled $7.1 million and $9.3 million for the three months ended September 30, 2024 and 2023, respectively. The decrease during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, is primarily due to a lower weighted-average outstanding principal balance under the Credit Facility. Interest expense and amortization of fees totaled $22.9 million and $28.5 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, is primarily due to a lower weighted-average outstanding principal balance under the Credit Facility.
Administration Agreement and general and administrative expenses totaled $2.2 million and $2.7 million for the three months ended September 30, 2024 and 2023, respectively, which includes $0.4 million and $0.6 million of excise tax accruals, respectively. The decrease during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 is primarily due to a reduction in legal fee expenses and excise tax accruals. Administration Agreement and general and administrative expenses totaled $6.6 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively, which includes $1.1 million and $1.0 million of excise tax accruals, respectively. The increase for the 2024 periods, as compared to the 2023 periods, was primarily due to higher excise tax accruals and other professional fee expenses.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended September 30, 2024, we recognized net realized losses on investments of $5.0 million, resulting primarily from the acquisition of one portfolio company. During the nine months ended September 30, 2024, we recognized net realized losses on investments of $32.7 million, consisting primarily of $33.6 million of net realized losses on debt investments from the write-off and restructures of investments, partially offset by $0.9 million of net warrant and equity gains from the sale and dispositions of investments.
During the three months ended September 30, 2023, we recognized net realized losses on investments of $25.6 million, resulting primarily from the write-off of a debt investment. During the nine months ended September 30, 2023, we recognized net realized losses on investments of $23.7 million.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains during the three months ended September 30, 2024 was $13.9 million, consisting of $9.4 million of net unrealized gains on the existing warrant and equity portfolio resulting from fair value adjustments and $5.2 million of net unrealized gains from the reversal of previously recorded unrealized losses from investments realized during the period, offset by $0.7 million of net unrealized losses on the debt investment portfolio resulting from fair value adjustments. Net change in unrealized gains during the nine months ended September 30, 2024 was $30.0 million, consisting of $27.5 million of net unrealized gains on the warrant and equity portfolio resulting from fair value adjustments and $12.7 million of net unrealized gains from the reversal of previously recorded unrealized losses from investments realized during the period, offset by $10.1 of net unrealized losses on the debt investment portfolio resulting from fair value adjustments.
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
The following table shows the weighted average annualized portfolio yield on our debt investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average portfolio yield on debt investments(2)	15.7%	15.1%	15.6%	14.8%
Coupon income	12.7%	11.6%	12.2%	11.7%
Accretion of discount	0.9%	0.9%	0.9%	0.9%
Accretion of end-of-term payments	1.3%	1.6%	1.4%	1.7%
Impact of prepayments during the period	0.8%	1.0%	1.1%	0.5%
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
Total return based on NAV is the change in ending NAV per share plus distributions per share paid during the period assuming participation in our dividend reinvestment plan divided by the beginning NAV per share for such period. Total return based on stock price is the change in the ending stock price of our common stock plus distributions paid during the period assuming participation in our dividend reinvestment plan divided by the beginning stock price of our common stock for such period. For the three months ended September 30, 2024 and 2023, our total return during the periods based on the change in NAV plus distributions reinvested as of the respective distribution dates was 7.6% and 0.7%, respectively, and our total return during the periods based on the change in stock price plus distributions reinvested as of the respective distribution dates was (8.1)% and (7.6)%, respectively. For the nine months ended September 30, 2024 and 2023, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 13.5% and (2.7)%, respectively, and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was (25.3)% and 11.8%, respectively.
The table below shows our return on average total assets and return on average NAV for the three and nine months ended September 30, 2024 and 2023:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net investment income	$13,785	$19,104	$41,912	$56,520
Net increase (decrease) in net assets	$22,634	$2,148	$39,230	$(11,028)

Average net asset value(1)	$355,908	$379,074	$350,890	$404,725
Average total assets(1)	$824,276	$968,997	$816,697	$1,014,301

Net investment income to average net asset value(2)	15.4%	20.0%	16.0%	18.7%
Net increase (decrease) in net assets to average net asset value(2)	25.3%	2.2%	14.9%	(3.6)%

Net investment income to average total assets(2)	6.7%	7.8%	6.9%	7.5%
Net increase (decrease) in net assets to average total assets(2)	10.9%	0.9%	6.4%	(1.5)%
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
As of September 30, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 92.6% of our total assets, as compared to 81.9% of our total assets as of December 31, 2023.
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
Cash Flows
During the nine months ended September 30, 2024, net cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $106.3 million, and net cash used in financing activities was $229.3 million due primarily to net repayments under the Credit Facility of $205.0 million and $40.7 million in distributions paid, partially offset by $19.4 million from the issuance of common stock under the Current ATM Program and the Prior ATM Program. As of September 30, 2024, cash and cash equivalents, including restricted cash, was $48.6 million.

During the nine months ended September 30, 2023, net cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $63.0 million, and net cash provided by financing activities was $0.2 million due primarily to net borrowings under the Credit Facility of $35.0 million and $6.2 million from the issuance of common stock under the Prior ATM Program, partially offset by $40.8 million in distributions paid. As of September 30, 2023, cash and cash equivalents, including restricted cash, was $122.5 million.
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
Credit Facility
As of September 30, 2024, we had $300.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400.0 million under certain circumstances. The revolving period under the Credit Facility is scheduled to expire on November 30, 2025, and the scheduled maturity date of the Credit Facility is May 30, 2027 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 3.20% if facility utilization is greater than or equal to 75%, 3.35% if utilization is greater than or equal to 50% but less than 75%, 3.50% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of September 30, 2024 and December 31, 2023, we had outstanding borrowings under the Credit Facility of $10.0 million and $215.0 million, respectively, excluding deferred credit facility costs of $4.6 million and $2.7 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $290.0 million and $135.0 million of remaining capacity on our Credit Facility as of September 30, 2024 and December 31, 2023, respectively.
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
As of September 30, 2024 and December 31, 2023, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.9 million and $69.7 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2025 Notes.
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
As of September 30, 2024 and December 31, 2023, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $199.4 million and $199.0 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.
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
As of September 30, 2024 and December 31, 2023, we have recorded in the consolidated statements of assets and liabilities our liability for the 2027 Notes, net of deferred issuance costs, of $124.3 million and $124.1 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2027 Notes.

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
As of September 30, 2024, $56.5 million in shares remained available for sale under the Current ATM Program.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of September 30, 2024, our asset coverage for borrowed amounts was 190%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of September 30, 2024:

Payments Due By Period (in thousands)	September 30, 2024
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$10,000	$—	$10,000	$—	$—
2025 Notes	70,000	70,000	—	—	—
2026 Notes	200,000	—	200,000	—	—
2027 Notes	125,000	—	125,000	—	—
Total	$405,000	$70,000	$335,000	$—	$—

Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2024 and December 31, 2023, our unfunded commitments totaled $74.0 million and $118.1 million, respectively, of which $5.0 million and $29.2 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of September 30, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	September 30, 2024	December 31, 2023
Overtime Sports Inc.	$22,858	$22,858
ActiveHours Inc.	15,000	15,000
Cresta Intelligence Inc.	10,000	—
Corelight, Inc.	9,000	20,000
Project Affinity, Inc.	5,500	—
Panorama Education	4,280	—
Hover, Inc.	4,000	—
Ocrolus, Inc.	2,856	—
FlashParking, Inc.	500	—
McN Investments Ltd.	—	15,000
Savage X, Inc.	—	12,500
Frubana Inc.	—	8,790
Minted Inc.	—	8,500
NewStore Inc.	—	5,000
Foodology, Inc.	—	3,720
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	—	3,000
Jokr S.a.r.l.	—	1,499
Substack Inc.	—	1,000
Pair EyeWear, Inc.	—	1,000
Forum Brands Inc.	—	244
Total	$73,994	$118,111
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of September 30, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	September 30, 2024	December 31, 2023
Dependent on milestones	$5,000	$29,220
Expiring during:
2024	$—	$86,754
2025	73,214	31,357
2026	780	—
Unfunded commitments	$73,994	$118,111
_______________
(1)Does not include backlog of potential future commitments.
As of September 30, 2024, our unfunded commitments to nine companies totaled $74.0 million. During the three and nine months ended September 30, 2024, $5.4 million and $61.9 million in unfunded commitments expired or were terminated, respectively.
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

The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of September 30, 2024 and December 31, 2023, the fair value for these unfunded commitments totaled $0.7 million and $1.6 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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
The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to September 30, 2024. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2023, 2022, 2018 and 2017 distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
March 31, 2024	February 27, 2024	March 14, 2024	March 29, 2024	0.40
June 30, 2024	April 24, 2024	June 14, 2024	June 28, 2024	0.40
September 30, 2024	July 31, 2024	September 16, 2024	September 30, 2024	0.30
			Total cash distributions	$15.75
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.
For the three months ended September 30, 2024, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 70.5% of total distributions paid. As of September 30, 2024, we had estimated undistributed taxable earnings from net investment income of $41.5 million, or $1.03 per share.

Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating the impact of adopting this guidance with respect to the consolidated financial statements and disclosures.
Recent Developments
Income Incentive Fee Waiver
Commencing with the quarter ending March 31, 2025, until and including the quarter ending December 31, 2025, the Adviser has agreed to waive the portion of the income incentive fee payable for a quarter under the Advisory Agreement if and to the extent that, after payment of such income incentive fee, our net investment income per share for such quarter is below the quarterly distribution per share for such quarter.
Distribution
On October 30, 2024, the Board declared a $0.30 per share regular quarterly distribution payable on December 27, 2024 to stockholders of record on December 13, 2024.
Recent Portfolio Activity
From October 1, 2024 through November 5, 2024, TPC’s direct originations platform entered into $70.0 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.
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

As of September 30, 2024, approximately 60.0%, or $364.1 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it remains above the interest rate floor; however, our 2025 Notes, 2026 Notes and 2027 Notes bear interest at a fixed rate (subject to a 1.00% increase in the fixed rate in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement (as modified by the First Supplement with respect to the 2026 Notes and the Second Supplement with respect to the 2027 Notes)) occurs).
As of September 30, 2024, our floating rate borrowings totaled $10.0 million, which represented 2.5% of our outstanding debt. As of September 30, 2024, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of September 30, 2024 was 8.00%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings under the Credit Facility, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of September 30, 2024. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of September 30, 2024, our interest expense on floating rate borrowings will increase if rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2024 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$10,649	$(300)	$10,349
Up 200 basis points	$7,055	$(200)	$6,855
Up 100 basis points	$3,462	$(100)	$3,362
Up 50 basis points	$1,665	$(50)	$1,615
Down 50 basis points	$(1,654)	$50	$(1,604)
Down 100 basis points	$(3,209)	$100	$(3,109)
Down 200 basis points	$(5,860)	$200	$(5,660)
Down 300 basis points	$(7,796)	$300	$(7,496)
This analysis is indicative of the potential impact on our investment income as of September 30, 2024, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after September 30, 2024 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2024, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. Based on our assessment of the foreign currency exchange rate risk, as of September 30, 2024, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well-designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
In June 2023, a shareholder filed a putative securities class action complaint against the Company and certain of its directors and officers. Case No. 3:23-cv-02980 (N.D. Cal.). The complaint alleged violations of federal securities laws during a class period between March 4, 2020 and May 1, 2023. As relief, the plaintiff sought, among other things, unspecified damages and fees and costs. The Court appointed a lead plaintiff in September 2023, and an amended complaint was filed on December 5, 2023. Defendants filed a motion to dismiss on January 10, 2024, and the Court held a hearing on the motion on February 20, 2024. The Court granted the motion to dismiss without leave to amend on August 7, 2024, and entered final judgment for defendants and against the plaintiff on September 19, 2024.

In December 2023, a shareholder filed a derivative complaint against certain of the Company’s officers and directors, with the Company as a nominal defendant. Case No. 4:23-cv-06557 (N.D. Cal.). The complaint alleged breaches of fiduciary duty and related state and federal claims. As relief, the plaintiff sought, among other things, unspecified damages and fees and costs, and corporate governance reforms. In January 2024, a shareholder filed a substantially similar derivative complaint. Case No. 4:24-cv-00245 (N.D. Cal.). The cases were consolidated on March 1, 2024. Lead Case No. 4:23-cv-06557 (N.D. Cal.). On September 17, 2024, the plaintiffs stipulated to dismiss the case without prejudice, and the Court dismissed the case.
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

The amount and frequency of any distributions we may make is uncertain. You may not receive distributions or our distributions may not grow over time.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of equity investments in portfolio companies and fee and expense reimbursement or fee waivers from the Adviser, if any. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Any distributions made from sources other than cash flow from operations or relying on fee waivers or expense reimbursement, if any, from the Adviser are not based on our investment performance, and can be sustained only if we achieve positive investment performance in future periods and/or the Adviser continues to waive such fees or make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the performance of our investments, the level of participation in our distribution reinvestment plan and how quickly we invest the proceeds from any offering. Stockholders should also understand that any future repayments to the Adviser, if applicable, will reduce the distributions that stockholders would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain our distributions, or be able to pay distributions at all. Except with respect to its agreement to waive all or a portion of the quarterly income incentive fee under certain circumstances through the quarter ending December 31, 2025, the Adviser has no obligation to waive fees.
Our ability to pay distributions might be materially and adversely affected by the impact of one or more of the risks described in our SEC filings, including herein and in our Annual Report on Form 10‑K for the year ended December 31, 2023 (filed with the SEC on March 6, 2024). Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status and covenants under our borrowing arrangements, compliance with applicable BDC, SBA regulations (when and if applicable) and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act. Similarly, we did not repurchase any shares of our equity securities during the quarter ended September 30, 2024.
Dividend Reinvestment Plan
During the three months ended September 30, 2024, we issued 96,312 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended September 30, 2024 was $0.6 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Income Incentive Fee Waiver
Commencing with the quarter ending March 31, 2025, until and including the quarter ending December 31, 2025, the Adviser has agreed to waive the portion of the income incentive fee payable for a quarter under the Advisory Agreement if and to the extent that, after payment of such income incentive fee, the Company’s net investment income per share for such quarter is below the Company’s quarterly distribution per share for such quarter.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Fees and Expenses
The information in the following table is being provided to update, as of September 30, 2024, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-277680), declared effective by the SEC on April 18, 2024, as supplemented by the prospectus supplement relating to our Current ATM Program. The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Quarterly Report on Form 10-Q, or any filing under the Securities Act into which this Quarterly Report on Form 10-Q is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.
Except as noted below, the following annualized percentages were calculated based on actual expenses incurred in the nine months ended September 30, 2024 and net assets as of September 30, 2024, and do not include events occurring subsequent thereto. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission payable by us (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as a percentage of net assets attributable to common stock):
Base management fee payable under the Advisory Agreement	4.24%	(4)
Incentive fee payable under the Advisory Agreement (20% of net investment income and realized capital gains)	3.07%	(5)
Interest payments on borrowed funds	8.38%	(6)
Other expenses	2.41%	(7)
Total annual expenses	18.10%
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

(5)Assumes that annual incentive fees earned by our Adviser remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the nine months ended September 30, 2024 adjusted for any equity issuances. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable. Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since March 5, 2014. Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.
(6)“Interest payments on borrowed funds” represent our estimated annual interest payment, fees and credit facility expenses and are based on results of operations for the nine months ended September 30, 2024 (annualized), including with respect to the Credit Facility, the 2025 Notes, the 2026 Notes and the 2027 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board’s and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)“Other expenses” represent our estimated amounts for the current fiscal year, which are based upon the results of our operations for the nine months ended September 30, 2024, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (1)	$150	$407	$615	$978
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized capital gains	$160	$430	$643	$1,002
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

		Closing Sales Price(2)		Premium/(Discount) of High Sales Price to NAV(3)	Premium/(Discount) of Low Sales Price to NAV(3)	Declared Distributions
Period	NAV(1)	High	Low
Fourth Quarter of 2024 (through November 5, 2024)	*	$6.90	$6.50	*	*	$0.30
Third Quarter of 2024	$9.10	$8.99	$6.86	(1.2)%	(24.6)%	$0.30
Second Quarter of 2024	$8.83	$9.63	$7.97	9.1%	(9.7)%	$0.40
First Quarter of 2024	$9.02	$11.48	$9.01	27.3%	(0.1)%	$0.40
Fourth Quarter of 2023	$9.21	$10.99	$9.20	19.3%	(0.1)%	$0.40
Third Quarter of 2023	$10.37	$12.62	$10.12	21.7%	(2.4)%	$0.40
Second Quarter of 2023	$10.70	$12.27	$9.81	14.7%	(8.3)%	$0.40
First Quarter of 2023	$11.69	$12.72	$10.75	8.8%	(8.0)%	$0.40
Fourth Quarter of 2022	$11.88	$13.31	$10.43	12.0%	(12.2)%	$0.47	(4)
Third Quarter of 2022	$12.69	$14.47	$10.46	14.0%	(17.6)%	$0.36
Second Quarter of 2022	$13.01	$17.88	$12.17	37.4%	(6.5)%	$0.36
First Quarter of 2022	$13.84	$18.07	$15.80	30.6%	14.2%	$0.36
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
On November 5, 2024, the reported closing sales price of our common stock was $6.52 per share. As of November 5, 2024, we had 7 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.
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

10.1
Loan Financing and Servicing Agreement, dated as of February 21, 2014, among TPVG Variable Funding Company LLC, as borrower, TriplePoint Venture Growth BDC Corp., individually and as equityholder and as collateral manager, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, Vervent Inc. as backup collateral manager, Deutsche Bank Trust Company Americas, as paying agent and as collection account bank, and Computershare Trust Company, N.A., as custodian, as amended and conformed through Amendment No. 17, dated August 6, 2024(***)(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

99.1	Income Incentive Fee Waiver Letter delivered to TriplePoint Venture Growth BDC Corp. by TriplePoint Advisers LLC, dated November 5, 2024(*)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(*)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(3)Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01044) filed on August 7, 2024.
(*)    Filed herewith.
(**)    Furnished herewith.
(***)     Exhibits and/or schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and/or schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TriplePoint Venture Growth BDC Corp.
Date: November 6, 2024	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Matthew A. Galiani
Matthew A. Galiani
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)