Form 10-K
period 2024-12-31
TriplePoint Venture Growth BDC Corp.
filed 2025-03-05
CIK 1580345

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
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
The aggregate market value of common stock held by non-affiliates of the Registrant on June 28, 2024 based on the closing price on that date of $8.03 on the New York Stock Exchange was $316.3 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
There were 40,137,371 shares of the Registrant’s common stock outstanding as of March 5, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2025 annual meeting of stockholders (the “2025 Proxy Statement”), to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K, as indicated herein.

TRIPLEPOINT VENTURE GROWTH BDC CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
•“Credit Facility” refers to our Financing Subsidiary’s secured revolving credit facility with the lenders and agents party thereto from time to time and Deutsche Bank AG, New York Branch, as facility agent, as amended or otherwise modified from time to time;
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
We were formed as a Maryland corporation on June 28, 2013 to expand the venture growth stage business segment of TPC’s investment platform. Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by lending, typically with warrants, primarily to venture growth stage companies focused in technology and other high growth industries backed by TPC’s select group of leading venture capital investors. We commenced investment activities in March 2014, at which time we acquired our initial portfolio in order to expedite the ramp-up of our investment activities and further our ability to meet our investment objectives. On March 11, 2014, we completed our initial public offering and concurrent private placement.
We originate and invest primarily in loans that have a secured collateral position and are generally used by venture growth stage companies to finance their continued expansion and growth, and, on a select basis, equipment financings and revolving loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments to venture capital-backed companies. We underwrite our investments seeking an unlevered yield-to-maturity on our growth capital loans and equipment financings generally ranging from 10% to 18% and on our revolving loans generally ranging from 1% to 10% above the applicable prime rate, in each case, with potential for higher returns in the event we are able to exercise warrant investments and realize gains or sell our related equity investments at a profit. We also generally underwrite our secured loans seeking a loan-to-enterprise value of less than 25%.
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
We believe we are able to successfully structure these investments as a result of the strong value proposition our secured loans offer to both borrowers and their venture capital investors. Our secured loans provide venture capital-backed companies with an opportunity to:
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
The Adviser’s senior investment team is led by the Adviser’s co-founders, James P. Labe and Sajal K. Srivastava, who are highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and have developed long-standing relationships with, and have an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. The Adviser’s co-founders have worked together for more than 25 years, and its senior investment team includes professionals with extensive experience and backgrounds in technology and other high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has an average of more than 21 years of relevant experience and an extensive network of industry contacts and venture capital relationships.

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
We invest primarily in (i) growth capital loans that have a secured collateral position and that are generally used by venture growth stage companies to finance their continued expansion and growth, (ii) on a select basis, (a) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission-critical equipment or the entire company, and (b) revolving loans that have a secured collateral position and that are typically used by venture growth stage companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or the equivalent and (iii) direct equity investments in venture growth stage companies. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns.
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
•likelihood of raising additional equity capital or achieving an exit in the form of an initial public offering or sale based on the determination of our Adviser and its investment experience and history of investing in venture growth stage companies;

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
For many venture capital-backed companies, we believe that the venture growth stage is generally the point in their lifecycle at which they begin operational and financial preparations for a liquidity event, such as an initial public offering or private sale. We believe these investments provide us with a stable, fixed-income revenue stream along with the potential for equity-related gains on a risk-adjusted basis. We may also invest in venture capital-backed companies in other lifecycle stages of development, including early stage and later stage, when our Adviser’s senior investment team believes that they present an attractive investment opportunity for us and may give us an advantage to not only source future financing opportunities but also to evaluate credit performance over a longer period of time.
Invest with TPC’s Select Group of Leading Venture Capital Investors
We generally expect to (i) benefit from the relationships developed by TPC as part of its TriplePoint Lifespan Approach and (ii) target investment opportunities backed by a select group of leading venture capital investors. We believe these well-recognized firms have consistently generated strong returns through superior selection processes and access to experienced entrepreneurs and quality investment opportunities based upon their strong reputations and track records, specialized knowledge and experienced investment professionals. We evaluate and adjust this select group of investors from time to time based on the firm’s business dynamics, track record, and our experience with these firms. As a result of this strategy, we focus and narrow our investment sourcing efforts to those investment opportunities backed by these leading venture capital investors with established track records targeting investments primarily in the Silicon Valley, Boston, New York, Southern California, the United Kingdom, Canada, Europe, Israel and other geographic areas where venture capital investors are deploying capital. We believe these relationships serve as an important source of investment opportunity referrals for us. We work with our select group of leading venture capital investors to identify debt financing opportunities within their portfolio companies that we believe have established management teams, strong venture capital investor support, large market opportunities, innovative technology or intellectual property, potential for meaningful warrant and/or equity investment returns and sufficient cash reserves to complement a potential debt financing opportunity.
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

Offer Creative Financing Solutions with Attractive Risk-Adjusted Pricing
Debt financings for venture capital-backed companies are extremely diverse with use of proceeds, repayment structures and value propositions varying considerably among different company types. Our debt financings are customized based on a host of factors, including our review, assessment and analysis of each company’s management team, business outlook, underlying technology, support from its venture capital investors, products or services, current and future financial profile, intended use of our proceeds and anticipated payback structure, timing of a liquidity event and return potential. The diversity of debt financing possibilities requires prospective lenders to demonstrate a high degree of venture lending and leasing expertise, technology and other high growth industries knowledge and specialization, and willingness to provide customized products and flexibility. We believe the members of our Adviser’s senior investment team are uniquely situated given their extensive industry background, track record, knowledge and lending experience in the technology and other high growth industries, as well as venture capital, private equity and credit, to analyze, structure and underwrite such debt financings. We believe that we have the ability to appropriately price the investment opportunities we originate based upon the debt structures we employ and the individual risk profiles of our borrowers to generate attractive risk-adjusted returns for us and our stockholders.
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
Utilize a Disciplined Investment Process
Our Adviser’s senior investment team leverages the more than 50 years of combined experience and expertise of Mr. Labe and Mr. Srivastava, TPC’s co-founders, and the track record developed by them at TPC since its inception for reviewing prospective borrowers and potential financings, structuring those financings and subsequently monitoring those that are pursued and made, through which our Adviser’s senior investment team has succeeded in making profitable investments and minimizing credit losses. Additionally, we believe that the credit performance of our venture capital-backed companies and the returns associated with lending to these companies are enhanced through (i) our Adviser’s focus on originating investments primarily backed by TPC’s select group of leading venture capital investors and (ii) having an understanding of their outlook and/or support of our prospective and existing borrowers.
Employ Active Portfolio Management Processes
Our Adviser utilizes an extensive internal credit tracking and monitoring approach to regularly follow a borrower’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each borrower is appropriate. This process has been refined and validated by our Adviser’s senior investment team and the track record developed by TPC since its inception, and is based, in part, on our Adviser’s expertise, familiarity and deep understanding of the risks associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the outlook for the borrower’s industry segment, progress of product development, overall adherence to the business plan, financial condition, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure matters. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess the borrower’s progress and development and the venture capital investor’s outlook and/or level of support for our borrower. Our Adviser determines the appropriate course of action with respect to investments in borrowers on our Credit Watch List (as described further below).

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
•Secured by a senior secured lien on all of the prospective borrower’s assets including a pledge or negative pledge on its intellectual property. For certain prospective borrowers we are the only form of secured debt (other than potentially specific equipment financing). Other prospective borrowers may also have a revolving loan, typically from a bank, to finance receivables, cash, billings, bookings, inventory, or working capital and the collateral for such financing may be the underlying financed asset, bank accounts and/or a senior lien on other assets having priority over our senior lien. In addition, there may be prospective borrowers that have a term loan facility, with or without an accompanying revolving loan, typically from a bank, that may have priority over our senior lien; and
•Limited and/or flexible covenant structures and with certain affirmative and negative covenants, default rights and remedies, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage and reimbursement for upfront and regular internal and third-party expenses, as well as prepayment fees.
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
•Secured primarily by the underlying equipment being financed and/or a secured lien on all assets. We expect that much of the equipment financed by us will consist of standard, off-the-shelf equipment, such as computers, electronic test and measurement, telecommunications, laboratory equipment, manufacturing or production equipment. In certain cases, a portion of an equipment financing may finance customized equipment, software and/or expenses or soft-costs which may not have any substantial resale value; and
•Limited and/or flexible covenant structures with certain affirmative and negative covenants, default rights and remedies, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions and reimbursement for upfront and regular internal and third-party expenses, as well as prepayment fees.
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
•Secured by a senior secured lien on all of the prospective borrower’s assets including a pledge or negative pledge on its intellectual property or on all of the assets financed specifically by the revolving loan such as the company’s inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections, including proceeds from a sale, financing or the equivalent; and
•Some financial covenants which may include advance rates, borrowing formulas, excess concentrations, cash requirements, business contracts or milestones along with certain affirmative and negative covenants, default rights and remedies, lien protection, investor abandonment provisions, material adverse change provisions, change-of-control provisions, restrictions on additional use of leverage and reimbursement for upfront and regular internal and third-party expenses, as well as prepayment fees.
Warrant Investments
In connection with our secured loans, we generally receive warrant investments to acquire preferred or common stock in a venture growth stage company with an exercise price typically equal to the same price per share paid by the company’s venture capital investors in its last round of equity financing or a recent valuation of the venture growth stage company as determined by a third party or in its next round of equity financing. In certain situations, depending on the profile of the company, we may elect not to receive warrants or to receive other forms of investment return and enhancements, including cash-based fees or performance-related payments. As a venture growth stage company’s enterprise value changes we expect to recognize unrealized gains or losses from the fair value changes in our warrant investments, and in conjunction with a sale of the company or in connection with or following an initial public offering, we may achieve additional investment returns and realized gains from the exercise of these warrant investments and the sale of the underlying stock. Warrant investments granted in connection with our secured loans are typically based on a percentage of the committed loan amount, are treated as original issue discount (“OID”) and may be earned at document execution and/or as the loan is funded. Warrant coverage generally ranges from 2% to 10% of the committed loan amount.

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
Brokerage Allocation and Other Practices
Since we acquire and dispose of many of our investments in privately negotiated transactions, many of the transactions that we engage in do not require the use of brokers or the payment of brokerage commissions. Subject to policies established by our Board, our Adviser is primarily responsible for selecting brokers and dealers to execute transactions with respect to the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. Our Adviser does not execute transactions through any particular broker or dealer but seeks to obtain the best net results for us under the circumstances, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. Our Adviser generally seeks reasonably competitive trade execution costs but does not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, our Adviser may select a broker based upon brokerage or research services provided to our Adviser and us and any other clients. In return for such services, we may pay a higher commission than other brokers would charge if our Adviser determines in good faith that such commission is reasonable in relation to the services provided. We also pay brokerage commissions incurred in connection with open-market purchases under any dividend reinvestment plan sponsored by any publicly traded portfolio company, as applicable. The aggregate amount of brokerage commissions paid by us during the three most recent fiscal years is $29,000.
Investment Criteria
Our Adviser (i) benefits from the relationships developed by TPC as part of its TriplePoint Lifespan Approach and (ii) typically sources investment opportunities with TPC’s select group of leading venture capital investors or directly from prospective borrowers who are seeking debt financing. Many of these prospective borrowers are attracted to TPC’s reputation, extensive track record in the venture capital-backed debt market, the Four Rs’ core investment philosophy, and/or may have previously had a lending relationship with TPC. Additional origination sources for our Adviser include an extensive network of strategic industry contacts, including former and current venture growth stage companies, angel investors, successful entrepreneurs, financial advisers, commercial banks and accounting and law firms. Our Adviser also identifies companies with strong management teams and innovative technology to proactively generate debt financing opportunities.
We primarily target investment opportunities in venture growth stage companies that have received equity investments from venture capital investors. However, having backing from a venture capital investor does not guarantee financing from us. Prospective borrowers must further qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally have many of the characteristics discussed above under “-Investment Strategy-Target Venture Growth Stage Companies.” As a matter of practice, the evaluation of these criteria and characteristics, including the meaningful nature thereof, will involve subjective judgments and determinations by our Adviser, drawing upon its prior investment experience. Our Adviser utilizes senior investment team members with experience in the various geographic areas where investments are made.
We underwrite our transactions to ensure that our portfolio companies have a strategic and balanced intended use of our investment proceeds without us taking excessive risk and with a low likelihood of default. We believe that the profiles of the venture growth stage companies that we primarily target mitigate our risk because we believe these companies have several options to repay our debt financing through:
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

Upon referral or contact, a prospective borrower is added to our Adviser’s online client management system and assigned to one of our Adviser’s originations and investment professionals (each, an “Origination Professional” and together, the “Originations Professionals”) who becomes the prospective borrower’s primary contact with us. The Originations Professional evaluates the prospective borrower in more depth to understand its debt financing needs and to determine whether or not it is qualified under our criteria. Upon initial screening, the Originations Professional generally meets with the prospective borrower and performs a preliminary investigation of the prospective borrower’s management, operations and business outlook. The Originations Professional generally consults with, and gathers information from, a wide variety of industry sources to assess the prospective borrower and its industry. In addition, the Originations Professional may reach out to the prospective borrower’s venture capital investors to understand the background of their investment in the company, their outlook for the company, the company’s market and products, the company’s goals and objectives associated with the proposed debt financing and the venture capital investor’s level of support for the company. If the Originations Professional is satisfied with the preliminary assessment of the prospective borrower’s management, operations and business prospects, the Originations Professional submits an internal pre-screen memorandum of the proposed debt transaction to our Adviser’s senior investment team for discussion and review, as well as for pricing and structuring guidance. Each potential investment opportunity that our Adviser’s Originations Professionals determine merits investment consideration is presented and evaluated at a weekly meeting in which our Adviser’s senior investment team discusses the merits and risks of a potential investment opportunity, as well as the due diligence process and the pricing and structure. If our Adviser’s senior investment team believes an investment opportunity fits our investment profile, the Originations Professional submits a non-binding term sheet to the prospective borrower.
Diligence Process
Assuming the non-binding term sheet submitted to the prospective borrower is subsequently executed, the investment opportunity is then subject to our Adviser’s rigorous diligence and credit analysis process, which is based on its senior investment team’s extensive experience and tailored specifically for venture capital-backed companies. This process differs notably from traditional lending analysis, combining both qualitative and quantitative analysis and assessment, versus traditional, purely quantitative credit analyses. There is a significant focus on a qualitative and subjective investment-oriented review, taking into account such factors as:
•investor quality, track record and expected level of participation in future financing events;
•management team experience, completeness, performance to date, and ability to perform;
•industry segment/market attractiveness and outlook, competitive dynamics, and growth potential;
•detailed assessment and analysis of the prospective borrower’s current products or technology and future products or technology, including value proposition and return on investment to its customers and its ability to expand and grow its customer base;
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
Our Adviser’s diligence and credit analysis process typically includes visits by one of our Adviser’s Investment and Credit Analysis professionals (each, an “Investment and Credit Analysis Professional”) to a prospective borrower’s headquarters and other facilities, interviews with key management and board members and reference checks on senior management. In addition, the diligence process may include discussions with key industry research analysts, other industry participants, and customers and suppliers, where appropriate. One of our Adviser’s Investment and Credit Analysis Professionals also typically reviews the prospective borrower’s organizational documents and structure, capital structure, assets, liabilities, employee plans, key customer or supplier contracts, legal and tax matters and other relevant legal documentation. The Investment and Credit Analysis Professional, along with the Originations Professional, submit a detailed credit and due diligence memorandum describing and analyzing the proposed transaction, as well as the outcome of the diligence and credit analysis activities. This memorandum is circulated to a committee of the Adviser’s senior investment team members, which typically includes a member of the Investment Committee (each, a “Credit Committee”), and other investment team members in advance of their meetings.
Investment Committee and Credit Committees
The objective of the Adviser’s Investment Committee (the “Investment Committee”) and its Credit Committees is to leverage their members’ broad experience, including significant entrepreneurial, credit, venture capital, venture lending and venture leasing expertise and technology and other high growth industry knowledge in order to reliably assess the risks and needs of prospective borrowers, the appropriateness of prospective transactions, including the risk/return profile of proposed transactions, and to perform independent diligence and credit analysis and provide a forum for independent and unbiased thought, discussion, and assessment.
The Investment Committee, comprised of Mr. Labe and Mr. Srivastava, who are also members of the Adviser’s senior investment team, determines whether or not to approve any proposed investment transaction, including follow-on investments. No proposed investment transaction is approved without the affirmative vote of at least one member of the Investment Committee.

Members of the Adviser’s Credit Committees typically meet on a weekly basis to consider new and follow-on investment opportunities and provide input and analysis to the Investment Committee. During Credit Committee meetings, which are typically attended by at least one member of the Investment Committee, the applicable Originations Professional and Investment and Credit Analysis Professional present a proposed transaction, results of their diligence review and credit analysis and their recommendations to the Credit Committee. During the presentation, Credit Committee members and other senior investment team members in attendance typically ask questions, request clarifications and generally assess the investment opportunity. When discussions have concluded, the Credit Committee holds an advisory vote to consider approval of the proposed transaction. In certain situations, the Credit Committee may ask the Originations Professional and Investment and Credit Analysis Professional to perform additional analysis and resubmit the transaction at a later meeting. No single criterion determines a decision to invest. The members of the Investment Committee and the Credit Committees weigh a variety of factors, both qualitative and quantitative, when making an investment decision. Our Adviser has the discretion to modify the members of the Investment Committee, the Credit Committees and their respective approval processes at any time without our consent.
Investment Monitoring and Portfolio Management
Our Adviser utilizes an extensive internal credit tracking and monitoring approach to regularly follow a borrower’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each borrower is appropriate. This process has been refined and validated by Mr. Labe and Mr. Srivastava, TPC’s co-founders, and the track record developed by TPC since its inception and is based in part on its expertise and deep understanding of the risk associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the outlook for the borrower’s industry segment, progress of product development, overall adherence to the business plan, financial condition, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure matters. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess such borrower’s progress and development and the venture capital investor’s outlook and/or level of support for such borrower.
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
Generally, our Adviser’s Investment Committee and senior investment team review material events and information on our portfolio companies on a regular basis, as deemed necessary and appropriate. During these meetings, our Adviser’s Investment Committee and senior investment team assign a categorization outlook for the relevant portfolio company and discuss in detail those borrowers that are performing below expectations. On a quarterly basis, or more frequently as needed, our Originations Professionals and Investment and Credit Analysis Professionals also undertake an extensive re-evaluation of each borrower and prepare a portfolio update. Key topics that are reviewed include timing/status of the next equity financing round, cash balance and burn rate, financial and operational progress, and covenant adherence. All of these meetings are typically attended by one or more members of our Adviser’s Investment Committee, senior investment team and the Portfolio Company Team for the specific borrower being reviewed.
If the outlook for a borrower, its industry, its available cash balance, ability to raise equity capital or its credit rating is materially deteriorating, or there is material downturn in the borrower’s financial or operational condition since our last review, we change the standing of the borrower on our Credit Watch List (as discussed below) and our Originations Professionals and Investment and Credit Analysis Professionals contact the borrower and its venture capital investors to discuss and understand any changes. In these situations, the Adviser generally receives input, analysis and recommendations from a committee of senior investment team members and other advisors with experience managing distressed loan situations (the “Portfolio Group Committee”). Our Originations Professionals and Investment and Credit Analysis Professionals generally actively work to maintain an open dialogue with borrowers on the Credit Watch List in order to limit the likelihood of a default. Our Adviser assesses each borrower on our Credit Watch List and, based on the recommendations from the Portfolio Group Committee and from our Originations Professionals and Investment and Credit Analysis Professionals, determines the appropriate course of action, including decisions to declare a default, enforce our rights and remedies, modify or waive a provision of our investments, seek early pay-off, wait for an external event, such as an acquisition or financing, or restructure the distressed loan or receive additional consideration in the form of fees or warrant investments. In some cases, we may pursue remedies to protect our investment such as taking steps to preserve or protect collateral and liquidate or collect collateral, with or without the cooperation of management. If a bankruptcy event or insolvency is a possibility, we may utilize outside counsel to provide advice on avoiding this outcome and to minimize and mitigate the adverse effects on us.
Consistent with TPC’s existing policies, our Adviser maintains a Credit Watch List, which places borrowers into five risk categories based upon our Adviser’s senior investment team’s judgment and in consultation with, among others, the Adviser’s Portfolio Group Committee and Originations Professionals and Investment and Credit Analysis Professionals, where 1 is the best rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White (2).	Contact portfolio company periodically; in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern due to industry, business, financial and/or related factors. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent. Possibility exists for some investment loss if deterioration continues.	Contact portfolio company weekly or more frequently as determined by our Adviser; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full investment loss.	Maximize value from assets.

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
Duration and Termination
Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if (i) approved annually by (A) our Board or (B) the affirmative vote of the holders of a majority of our outstanding voting securities and (ii) in either case, if also approved by a majority of our directors who are not “interested persons” as defined in the 1940 Act. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by our Adviser and may be terminated by either party without penalty upon 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice. See “Risk Factors-Risks Relating to our Business and Structure - We are dependent upon our executive officers and our Adviser’s senior investment team and, in particular, Messrs. Labe and Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.”
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
Board Approval of the Investment Advisory Agreement
The Investment Advisory Agreement between us and our Adviser was initially approved by our Board at an in-person meeting in November 2013 and entered into in February 2014. Our Board most recently determined to re-approve the Investment Advisory Agreement at a meeting held on October 30, 2024. In reaching a decision to re-approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
Our Board most recently determined to re-approve the Administration Agreement at a meeting held on October 30, 2024. In connection with such approval, the Board, including a majority of independent directors, reviewed the payments made by us to the Administrator to determine that the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the payments made by us under the Administration Agreement are reasonable in light of the services provided. The Board also reviewed the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and the affiliates of TPC. The Board then assessed the reasonableness of such reimbursements for expenses allocated to us based on the nature and quality of the administrative services provided to us by the Administrator, our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, any existing and potential sources of indirect income to the Administrator from its relationship with us, information about the administrative services to be performed and the personnel performing such administrative services, the organizational capability of the Administrator, and the possibility of obtaining similar services from other third-party service providers.
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
•At least 25% of the total dollar value of our investment portfolio will receive valuation recommendations from an independent third-party valuation firm each quarter, as selected in accordance with the Company’s valuation policy. Each new portfolio investment will be reviewed by an independent third-party valuation firm within 12 months of the date of investment, and thereafter will be reviewed by an independent third-party valuation firm no later than the fourth quarter following its most recent inclusion in such review process. However, a valuation review by an independent third-party valuation firm is not required for an investment whose total dollar value is less than 1% of the total dollar value of our aggregate investment portfolio (up to an aggregate of 10% of the total dollar value of our aggregate investment portfolio) or for those assets that the Board and/or Valuation Committee has agreed to waive from such requirement.
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
In the case of a RIC that furnishes capital to development corporations, there is an exception relating to the Diversification Tests described above. This exception is available only to RICs which the SEC determines to be principally engaged in the furnishing of capital to other corporations which are principally engaged in the development or exploitation of inventions, technological improvements, new processes, or products not previously generally available, which we refer to as “SEC Certification.” We have not sought SEC Certification, but we may seek SEC Certification in future years. If we were to elect to seek and receive SEC Certification, we generally will be entitled to include, in the computation of the 50% value of our assets (described above), the value of any securities of an issuer, whether or not we own more than 10% of the outstanding voting securities of the issuer, if the basis of the securities, when added to our basis of any other securities of the issuer that we own, does not exceed 5% of the value of our total assets.
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
Some of the income and fees that we may recognize will not satisfy the 90% Gross Income Test. In order to ensure that such income and fees do not disqualify us from RIC tax treatment as a result of a failure to satisfy the 90% Gross Income Test, we may hold assets that generate such income and provide services that generate such fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. federal corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.
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
Passive Foreign Investment Companies
    We may invest in the stock of a foreign corporation which is classified as a “passive foreign investment company” (“PFIC”) within the meaning of Section 1297 of the Code. In general, unless a special tax election has been made, we are required to pay tax at ordinary income rates on any gains and “excess distributions” with respect to PFIC stock as if such items had been realized ratably over the period during which we held the PFIC stock, plus an interest charge. Certain adverse tax consequences of a PFIC investment may be limited if we are eligible to elect alternative tax treatment with respect to such investment. Such elections, however, may require us to recognize in a year income in excess of our distributions from PFICs and our dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. No assurances can be given that any such election will be available or that, if available, we will make such an election.

Foreign Currency Transactions
    Under the Code, gains or losses attributable to fluctuations in exchange rates which occur between the time we accrue income or other receivables or accrue expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pay such liabilities generally are treated as ordinary income or loss. Similarly, on disposition of debt instruments and certain other instruments denominated in a foreign currency, gains or losses attributable to fluctuations in the value of the foreign currency between the date of acquisition of the instrument and the date of disposition also are treated as ordinary income or loss. These currency fluctuations related gains and losses may increase or decrease the amount of our investment company taxable income to be distributed to our stockholders as ordinary income.
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

Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the BDC’s total assets. The principal categories of qualifying assets that are applicable to us are the following:
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
We generally look through our subsidiaries to the underlying holdings (considered together with portfolio assets held outside of our subsidiaries) for purposes of determining compliance with the 70.0% qualifying assets requirement of the 1940 Act. On a consolidated basis, we expect that at least 70.0% of our assets will be eligible assets.
Under Section 55(b) of the 1940 Act, the value of a BDC’s assets shall be determined as of the date of the most recent financial statements filed by such company with the SEC pursuant to Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall be determined no less frequently than annually.
Managerial Assistance to Portfolio Companies
BDCs generally must offer to make available, and must provide upon request, significant managerial assistance to certain of their portfolio companies, except in circumstances where either (i) the BDC controls such portfolio company or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator may provide all or a portion of this assistance pursuant to the Administration Agreement, the costs of which will be reimbursed by us at cost. We may receive fees for these services.
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

Senior Securities
On April 24, 2018, the Board unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a) of 1940 Act. In addition, at a special meeting of stockholders held on June 21, 2018, our stockholders approved the application of the 150% minimum asset coverage requirements under the 1940 Act, and we became subject to the 150% minimum asset coverage ratio effective June 22, 2018. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2024, the Company’s asset coverage for borrowed amounts was 186%.
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

Sarbanes-Oxley Act
The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on SEC-registered companies and their insiders. Many of these requirements affect us. For example:
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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports and other public filings are also available free of charge on the EDGAR Database on the SEC’s website at http://www.sec.gov.

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
•We are dependent upon our executive officers and our Adviser’s senior investment team and, in particular, Messrs. Labe and Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.
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
•The amount and frequency of any distributions we may make is uncertain. You may not receive distributions or our distributions may not grow over time.
•Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including typical risks associated with leverage. The net asset value per share of our common stock may be diluted if we issue or sell securities to subscribe for or convertible into shares of our common stock.
•We finance certain of our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.
•We may default under the Credit Facility, the note purchase agreements governing our outstanding unsecured notes or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
•Our ability to enter into transactions with our affiliates and to make investments in venture capital-backed companies along with our affiliates is restricted by the 1940 Act which may limit the scope of investment opportunities available to us.
•Our Adviser may be subject to conflicts of interest with respect to taking actions regarding investments in which TPC or its affiliates may also have an interest.
•Our investments are concentrated in technology and other high growth industries, some of which involve significant risks, including highly volatile markets and extensive government regulation, which expose us to the risk of significant loss if any of these industry sectors experiences a downturn.
•Our investment strategy includes a primary focus on venture capital-backed companies, which are subject to many risks, including dependence on the need to raise additional capital, volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs, periodic downturns, and below investment grade ratings, which could cause you to lose all or part of your investment in us.
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
•Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
Risks Relating to our Business and Structure
Deterioration in the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations. Such economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results.
The broader fundamentals of the United States and global economies remain mixed. In the event that the United States economy, or economies in Europe, the Middle East, and/or Latin America, contract, it is likely that the financial results of venture capital-backed companies, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, we can provide no assurance that the performance of certain portfolio companies will not be negatively impacted by economic cycles, industry cycles or other conditions, which could also have a negative impact on our future results.
Although we have been able to secure access to additional liquidity, including through the Credit Facility, public and private debt issuances and equity offerings, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, during periods of time when our common stock trades at market prices below our net asset value per share, we will be limited in our ability to sell new shares if we do not have stockholder authorization to sell shares at a price below net asset value per share. We did not seek stockholder authorization to sell shares of our common stock below the then-current net asset value per share of our common stock at our 2024 annual meeting of stockholders and do not intend to seek such authorization at our 2025 annual meeting of stockholders.
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
We are dependent upon our executive officers and our Adviser’s senior investment team and, in particular, Messrs. Labe and Srivastava, for our success and upon our Adviser’s access to such individuals pursuant to the Staffing Agreement. If our Adviser were to lose such access, our ability to achieve our investment objective could be significantly harmed.
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
Our focus in making investments differs from that of TPC. For example, while TPC’s portfolio consists primarily of providing financing to venture capital-backed companies across all stages of their development, including the venture growth stage, we pursue an investment strategy that is focused primarily on the venture growth stage. The profile and underwriting characteristics of an early-stage venture capital-backed company are very different from those of a later stage venture capital-backed company and/or those of a venture growth stage company. Furthermore, within venture growth stage companies, the uses, structures and value propositions of debt financing vary considerably among companies and industries and require a high degree of venture lending and venture leasing expertise and technology and other high growth industries knowledge, specialization and flexibility from a lender. As a result, we cannot assure you that we will replicate the historical results achieved by TPC or members of its senior investment team and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods, or in connection with other investment vehicles.
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
Our competitors include both existing and newly formed equity and debt focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. One or more of our competitors may have or develop relationships with TPC’s select group of leading venture capital investors. We may also be limited in our ability to make an investment pursuant to the restrictions under the 1940 Act to the extent one or more of our affiliates has an existing investment with such obligor. Additionally, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to taxation as a RIC.

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
We may need additional capital to fund new investments or unfunded commitments and grow our portfolio of investments. We may access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. In addition, there may be fewer lenders familiar with, or willing to provide credit to, firms in our industry. The availability of debt from lenders may be more limited than it is for firms that are not in our industry due to the credit profile of our targeted borrowers or the structure and risk profile of our unrated loans. As a result, we may have difficulty raising additional capital in order to fund our loans and grow our business.
In order to maintain our ability to be subject to taxation as a RIC, we will be required to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders. As a result, these earnings generally will not be available to fund new investments. Under the 1940 Act, we generally are required to meet a coverage ratio of total assets less all liabilities and indebtedness not represented by senior securities to total senior securities, which generally includes all of our borrowings and any preferred stock that we have outstanding (or that we may issue in the future), of at least 150%. This requirement limits the amount that we may borrow. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or issue additional common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. In addition, the issuance of additional securities could dilute the percentage ownership of our current stockholders. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings.
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
Our ability to pay distributions might be materially and adversely affected by the impact of one or more of the risks described in our SEC filings, including in this Annual Report on Form 10‑K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of RIC status and covenants under our borrowing arrangements, compliance with applicable BDC, SBA regulations (when and if applicable) and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will make distributions to our stockholders in the future.
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including typical risks associated with leverage. The net asset value per share of our common stock may be diluted if we issue or sell securities to subscribe for or convertible into shares of our common stock.
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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and you may experience dilution.
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
We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. As of December 31, 2024, we had $5.0 million of principal outstanding under the Credit Facility, $70.0 million of principal outstanding on our 4.50% notes due 2025 (the “2025 Notes”), $200.0 million of principal outstanding on our 4.50% notes due 2026 (the “2026 Notes”) and $125.0 million of principal outstanding on our 5.00% notes due 2027 (the “2027 Notes”) before reducing the unamortized debt issuance costs. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of the holders of our common stock and we would expect such lenders to seek recovery against our assets in the event of a default. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.

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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2024, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2024(1)	(29.1)%	(18.1)%	(7.0)%	4.0%	15.1%
_______________
(1)The hypothetical return to common stockholders is calculated by multiplying our total assets as of December 31, 2024 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended December 31, 2024, and then dividing the resulting difference by our total assets attributable to common stock. The calculation assumes that as of December 31, 2024 the Company had (i) $763.0 million in total assets, (ii) $400.0 million in total debt outstanding, (iii) $345.7 million in net assets, (v) and a weighted average cost of borrowings of 6.1%.
Based on our outstanding indebtedness of $400.0 million as of December 31, 2024, our investment portfolio would have been required to experience an annual return of at least 3.2% to cover annual interest payments on the outstanding debt.
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
In addition, each of the Credit Facility and the note purchase agreements governing our outstanding unsecured notes imposes, and any debt facilities or other borrowing arrangements we may enter into in the future may impose, financial and operating covenants that restrict our business activities, including limitations that hinder our ability to finance additional loans and investments or to make the distributions required to maintain our ability to be subject to tax treatment as a RIC under Subchapter M of the Code.
We may default under the Credit Facility, the note purchase agreements governing our outstanding unsecured notes or any future indebtedness or be unable to amend, repay or refinance any such facility or financing arrangement on commercially reasonable terms, or at all, which could have a material adverse effect on our financial condition, results of operations and cash flows.
In the event we default under the Credit Facility, the note purchase agreements governing our outstanding unsecured notes or any future indebtedness or are unable to amend, repay or refinance any such indebtedness on commercially reasonable terms, or at all, our business could be materially and adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Credit Facility, and our outstanding unsecured notes or any future indebtedness, any of which would have a material adverse effect on our financial condition, results of operations and cash flows.
Events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; (v) breach of a key man clause relating to Messrs. Labe and Srivastava; and (vi) our failure to maintain our qualification as a BDC. Following any such default, the administrative agent under the Credit Facility could assume control of the disposition of any or all of our assets or restrict our utilization of any indebtedness, including the selection of such assets to be disposed and the timing of such disposition, including decisions with respect to our warrant investments, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
The note purchase agreements and applicable supplements that govern our outstanding unsecured notes contain customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens and restricted payments. In addition, the note purchase agreements and relevant supplements contain the following financial covenants: (1) a minimum asset coverage ratio of 1.50 to 1.00; (2) a minimum interest coverage ratio of 1.25 to 1.00; and (3) maintenance of minimum stockholders’ equity. The note purchase agreements and relevant supplements governing out outstanding unsecured notes also contain customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, if any, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause with respect to James P. Labe (the Company’s Chief Executive Officer) and Sajal K. Srivastava (the Company’s President and Chief Investment Officer).

Our continued compliance with the covenants under the Credit Facility and the note purchase agreements and applicable     supplements that govern our outstanding unsecured notes depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants could result in foreclosure by the lenders under the applicable credit facility or governing instrument or acceleration by the applicable lenders or noteholders, which would accelerate our repayment obligations under the relevant agreement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. Because the Credit Facility and the agreements governing our outstanding unsecured notes have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Credit Facility or represented by our outstanding unsecured notes, or under any future credit facility, is accelerated, we may be unable to repay or finance the amounts due.
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
In addition, because we borrow money to finance certain of our investments, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Portions of our investment portfolio and our borrowings under the Credit Facility have floating rate components. As a result, the recent significant changes in market interest rates have affected our interest expense. In periods of rising interest rates, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. In addition, if the Credit Facility or any other financing arrangement were to become unavailable to us, or if we are unable to extend such arrangements on favorable terms or at all, and attractive alternative financing sources were not available, it could have a material adverse effect on our business, financial condition and results of operations.
As of the end of September 2024, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published. In anticipation of the cessation of LIBOR, we amended our Credit Facility in July 2022 to, among other things, replace the LIBOR benchmark with a SOFR benchmark. The transition away from LIBOR and reform, modification, or adjustments of other reference rate benchmarks to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
Provisions in our current debt obligations or any future indebtedness may limit our discretion in operating our business.
The Credit Facility is, and any future indebtedness may be, backed by all or a portion of our assets on which the lenders may have a security interest. Any security interests that we grant will be set forth in a security agreement and evidenced by the filing of financing statements by the agent for the lenders. Any restrictive provision or negative covenant in the agreements governing our indebtedness, including the Credit Facility and the note purchase agreements and applicable supplements that govern our outstanding unsecured notes, including applicable diversification and eligibility requirements, or any of our future indebtedness limits or may limit our operating discretion, which could have a material adverse effect on our financial condition, results of operations and cash flows. A failure to comply with the restrictive provisions or negative covenants in the Credit Facility or in the note purchase agreements and applicable supplements that govern our outstanding unsecured notes, or any of our future indebtedness may result in an event of default and/or restrict our ability to control the disposition of our assets and our utilization of any indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations.”

Adverse developments in the credit markets may impair our ability to enter into any other future borrowing facility.
During past U.S. and global economic downturns, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions reoccur, it may be difficult for us to enter into a new borrowing facility, obtain other financing to finance the growth of our investments or refinance any outstanding indebtedness on acceptable economic terms or at all.
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
Most of our investments take the form of secured loans, warrants and direct equity investments that are not publicly traded. The fair value of loans and other investments that are not publicly traded may not be readily determinable, and we value these investments at fair value as determined in good faith by our Board. Most of our investments are classified as Level 3 under ASC Topic 820. This means that our valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of the fair value of our investments require significant management judgment or estimation. We retain the services of one or more independent third-party valuation firms to review the valuation of these loans and other investments. The valuation for each portfolio investment, including our Level 3 investments, is generally reviewed annually by an independent third-party valuation firm in accordance with our valuation policy. However, a valuation review by an independent third-party firm is not required for an investment whose total dollar value is less than 1% of the total dollar value of our aggregate investment portfolio (up to an aggregate of 10% of the total dollar value of our aggregate investment portfolio) or for those assets that the Board and/or the Valuation Committee has agreed to waive from such requirement. The Board discusses valuations on a quarterly basis and determines, in good faith, the fair value of each investment in our portfolio based on the input of our Adviser, the independent third-party valuation firm and the Valuation Committee. The types of factors that our Board takes into account in determining the fair value of our investments generally include, as appropriate, such factors as yield, maturity and measures of credit quality, the enterprise value of the company, the nature and realizable value of any collateral, the company’s ability to make payments and its earnings and discounted cash flow, our assessment of the support of their venture capital investors, the markets in which the company does business, comparisons to similar publicly traded companies and other relevant factors. Because such valuations, and particularly valuations of private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and other investments existed. Our net asset value could be materially and adversely affected if our determinations regarding the fair value of our loans and other investments were materially higher than the values that we ultimately realize upon the disposal of such loans and other investments.

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our securities.
Complying with Section 404 of the Sarbanes-Oxley Act requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our annual internal control evaluation, testing and any required remediation in a timely fashion. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports. This could have a material adverse effect on us and lead to a decline in the price of our securities.
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
Our Adviser has the right under the Investment Advisory Agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. Similarly, our Administrator has the right under the Administration Agreement to resign at any time upon 60 days’ written notice, whether we have found a replacement or not. If our Adviser or our Administrator were to resign, we may not be able to find a new investment adviser, administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations would likely experience a disruption and our financial condition, results of operations and cash flows as well as our ability to pay distributions to our stockholders would likely be materially and adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and our Administrator. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may materially and adversely affect our financial condition, results of operations and cash flows.
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
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and the Adviser’s policies and systems designed to manage cybersecurity risks and related disclosures. We also may face increased costs to comply with the new SEC rules, including the Adviser’s increased costs for cybersecurity training and management, a portion of which may be allocated to us. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act, the New York SHIELD Act, the European Union General Data Protection Regulation (“GDPR”) and the U.K. GDPR. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for breaches of data security and privacy laws (which may include insufficient security for personal or other sensitive information). Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, the Adviser’s employees’ or our investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our or the Adviser’s computer systems and networks (or those of our third-party service providers), or otherwise cause interruptions or malfunctions in our, the Adviser’s employees’, our investors’, our portfolio companies’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors, our portfolio companies and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of investors.

We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
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
Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, and our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any events of these kind or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect the venture banking ecosystem generally and our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.
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
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and more restrictive financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, and our portfolio companies to acquire financing on acceptable terms or at all.

Risks Relating to our Conflicts of Interest
Our ability to enter into transactions with our affiliates and to make investments in venture capital-backed companies along with our affiliates is restricted by the 1940 Act which may limit the scope of investment opportunities available to us.
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Among other relationships that may be deemed to result in affiliation, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act. In addition, any company in which TPC or its affiliates own 5% or more of its outstanding voting securities will be our affiliate for purposes of the 1940 Act. We are generally prohibited from buying or selling any security from or to such affiliate without the prior approval of our independent directors and, in certain cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include concurrent investments in the same company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to any person that controls us or who owns more than 25% of our voting securities and certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from (i) buying or selling any security (other than any security of which we are the issuer) from or to any company that is advised or managed by TPC or our Adviser or any of their affiliates or in which TPC or our Adviser or any of their affiliates hold an interest or (ii) modifying any security that we hold in a company in which TPC or our Adviser or any of their affiliates also hold an interest without the prior approval of the SEC, which may limit our ability to take any action with respect to an existing investment or potential investment regardless of whether we conclude that the action may be in the best interests of our stockholders.
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
    For many of our investments, no market-based price quotation is available. As a result, our Board determines the fair value of these secured loans, warrant and equity investments in good faith as described above in “- Risks Relating to our Business and Structure - Our investment portfolio is recorded at fair value, with our Board having final responsibility for overseeing, reviewing and approving, in good faith, such fair value and, as a result, there is uncertainty as to the value of our portfolio investments, which may impact our net asset value.” In connection with that determination, our Adviser provides our Board with valuation recommendations based upon the most recent and available information, which generally includes industry outlook, capitalization, financial statements and projected financial results of each portfolio company. Other than a de minimis investment whose total dollar value is less than 1% of the total dollar value of our aggregate investment portfolio (up to an aggregate of 10% of the total dollar value of our aggregate investment portfolio), the valuation for each investment is generally reviewed by an independent valuation firm annually, in accordance with our valuation policy, and the ultimate determination of fair value is made by our Board, including our interested directors, and not by such independent valuation firm. In addition, Messrs. Labe and Srivastava, each an interested member of our Board, have a material pecuniary interest in our Adviser and serve on its Investment Committee and Credit Committees. The participation of our Adviser’s senior investment team in our valuation process, and the pecuniary interest in our Adviser by certain members of our Board, could result in a conflict of interest given that the base management fee is based, in part, on the value of our average adjusted gross assets, and our Adviser’s incentive fee is based, in part, on realized gains and realized and unrealized losses.
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

Risks Relating to our Investments
Our investments are concentrated in technology and other high growth industries, some of which involve significant risks, including highly volatile markets and extensive government regulation, which expose us to the risk of significant loss if any of these industry sectors experiences a downturn.
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
Additionally, we make investments in technology companies, which are generally subject to more volatile markets than companies in other industries. The technology industry can be significantly affected by intense competitive pricing pressures, changing global demand, research and development costs, the ability to attract and maintain skilled employees, component prices, short product cycles and rapid obsolescence of technology. Thus, the ultimate success of a technology company may depend on its ability to continually innovate in increasingly competitive markets. In addition, some technology companies may also be negatively affected by failure to obtain timely regulatory approvals, and may be subject to large capital expenditures. It is possible that certain technology companies will not be able to raise additional financing to meet capital-expenditure requirements or may be able to do so only at a price or on terms which are unfavorable to us. These risks generate substantial volatility in the fair value of the securities of technology companies that are inherently difficult to predict and, accordingly, investments in the technology industry may lead to substantial losses.
Further, our investments may be subject to extensive regulation by U.S. and foreign federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.
Our portfolio investments are concentrated in the technology and other high growth industries, including clean technology. As a result, a downturn in any of these industries and particularly those in which we are heavily concentrated could materially and adversely affect our financial condition, results of operations and cash flows.
Our portfolio may lack diversification among portfolio companies which may subject us to a risk of significant loss if one or more of these companies default on their obligations under any of their debt instruments.
Our portfolio consists of a limited number of portfolio companies. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and any concentration limitations we have agreed to or may agree to be subject to as part of the Credit Facility or any future financing arrangement or other indebtedness, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few industries or companies. As our portfolio may be less diversified than the portfolios of other investment vehicles, we may be more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.
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

Our investment strategy includes a primary focus on venture capital-backed companies, which are subject to many risks, including dependence on the need to raise additional capital, volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs, periodic downturns, and below investment grade ratings, which could cause you to lose all or part of your investment in us.
We invest primarily in venture growth stage companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns, compared to more mature companies. The revenues, income (or losses), and projected financial performance and valuations of venture capital-backed companies can and often do fluctuate suddenly and dramatically. For these reasons, investments in our portfolio companies, if rated by one or more ratings agency, would typically be rated below “investment grade,” which refers to securities rated by ratings agencies below the four highest rating categories. The venture capital-backed companies that we primarily target may be geographically concentrated and are therefore highly susceptible to materially negative local, political, natural and economic events. In addition, high growth industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in high growth industries, together with cyclical economic downturns, may result in substantial decreases in the value of many venture capital-backed companies and/or their ability to meet their current and projected financial performance to service our debt. Furthermore, venture capital-backed companies also typically rely on venture capital and private equity investors, or initial public offerings, or sales for additional capital.
Venture capital firms in turn rely on their limited partners to pay in capital over time in order to fund their ongoing and future investment activities. To the extent that venture capital firms’ limited partners are unable or choose not to fulfill their ongoing funding obligations, the venture capital firms may be unable to continue operationally and/or financially supporting the ongoing operations of our portfolio companies, which could have a material adverse impact on our financing arrangement with our portfolio companies.
These companies, their industries, their products and customer demand and the outlook and competitive landscape for their industries are all subject to change, which could have a material adverse impact on their ability to execute their business plans and generate cash flow or raise additional capital that would serve as the basis for repayment of our loans. Therefore, the venture capital-backed companies in which we invest may face considerably more risk of loss than do companies at other stages of development.
Some of our portfolio companies may need additional capital, which may not be readily available.
Venture capital-backed companies may require additional equity financing if their cash flow from operating activities is insufficient to satisfy their continuing growth, working capital and other requirements. Each round of venture financing is typically intended to provide a venture capital-backed company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which our venture capital-backed portfolio companies will seek additional capital. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, either of which would negatively impact our investment returns, the fair value of our portfolio and our ability to restructure our investments. Some of these companies may be unable to obtain sufficient financing from private investors, public or private capital markets or traditional lenders. This may have a significant impact if the companies are unable to obtain certain federal, state or foreign agency approval for their products or the marketing thereof, or if regulatory review processes extend longer than anticipated and the companies need continued funding for their operations during these times. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are able to utilize traditional credit sources.
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
As of December 31, 2024, our unfunded commitments totaled $104.5 million to 14 portfolio companies. Our credit agreements generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded commitments or any future obligations will be drawn by our portfolio companies. We have also entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2024, we did not have any backlog of potential future commitments.

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
Our future success and competitive position depend in part upon the ability of our venture capital-backed portfolio companies to obtain and maintain proprietary technology used in their products and services, which will often represent a significant portion of the collateral securing our loans. Venture capital-backed companies will rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Venture capital-backed companies may have also failed to properly obtain intellectual property ownership that, under intellectual property laws, by default resides with the personnel who created the intellectual property. Consequently, venture capital-backed companies may, from time to time, be required to institute litigation in order to enforce their patents, copyrights or other intellectual property rights, to protect their trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe upon or misappropriate a third party’s patent or other proprietary rights, that company could be required to pay damages to such third party, alter its own products or processes, obtain a license from the third party and/or cease activities utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. Any of the foregoing events could negatively affect both the company’s ability to service our debt obligation and the value of any equity securities that we own, as well as any collateral securing our obligation.
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

Our financial condition, results of operations and cash flows could be negatively affected if we are unable to recover our principal investment as a result of a negative pledge or lack of a security interest on the intellectual property of our portfolio companies.
In some cases, we collateralize our loans with a secured collateral position in a venture capital-backed company’s assets, which may include a negative pledge or, to a lesser extent, no security on their intellectual property. In the case of a negative pledge, the portfolio company cannot encumber or pledge their intellectual property without our permission. In the event of a default on a loan, the intellectual property of the portfolio company will most likely be liquidated to provide proceeds to pay the creditors of the company. There can be no assurance that our security interest, if any, in the proceeds of the intellectual property will be enforceable in a court of law or bankruptcy court or that there will not be others with senior or pari passu credit interests.
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
In some circumstances, other creditors have claims having priority over our senior liens. Although for certain borrowers, we may be the only form of secured debt (other than potentially specific equipment financing), other borrowers may also have other senior secured debt, such as revolving loans and/or term loans, having priority over our senior lien. At the time of underwriting our loans, we generally only consider growth capital loans for prospective borrowers with sufficient collateral that covers the value of our loan as well as the revolving and/or term loans that may have priority over our senior lien; however, there may be instances in which we have incorrectly estimated the current or future potential value of the underlying collateral or the underlying collateral value has decreased, in which case our ability to recover our investment may be materially and adversely affected.
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
Similarly, any equipment securing our loans may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value, or if the borrower fails to adequately maintain or repair the equipment. The residual value of the equipment at the time we would take possession may not be sufficient to satisfy the outstanding debt and we could experience a loss on the disposition of the equipment. Any one or more of the preceding factors could materially impair our ability to recover our investment in a foreclosure.
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

We make debt investments in venture capital-backed companies that generally do not have sufficient cash resources to repay our loans in full at the time of their origination.
We invest primarily in venture capital-backed companies that generally do not have sufficient cash-on-hand to satisfy our loan in full at the time we originate the loan. Following our investment, these companies may be unable to successfully scale operations and increase revenue as we had anticipated at the time we made the investment. In certain circumstances, these companies may not be able to generate meaningful customer sales, commitments or orders due to unfavorable market conditions. As a result, these portfolio companies may not generate sufficient cash flow to service our loans and/or such company’s venture capital investors may no longer provide such company with meaningful invested equity capital to provide a debt financing cushion to our applicable loan. As a consequence, these companies may (i) request that we restructure our loan resulting in the delay of principal repayment, the reduction of fees and/or future interest rates and/or the possible loss of principal or (ii) experience bankruptcy, liquidation or similar financial distress. We may be unable to accommodate any such restructuring request due to our eligibility requirements under the Credit Facility, any other financing arrangement we may have in the future, or otherwise enter into. The bankruptcy, liquidation and/or recovery process has a number of significant inherent risks for us as a creditor. Many events in a bankruptcy proceeding are the product of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by one of our portfolio companies may adversely and permanently affect our investment in that company. If the proceeding is converted to liquidation, the liquidation value of the company may not equal the fair value that was believed to exist at the time of our investment. The duration of a bankruptcy, liquidation and/or recovery proceeding is also difficult to predict, and a creditor’s return on investment can be materially and adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the obligations we own may be lost by increases in the number and amount of claims or by different treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
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
To the extent that we invest in equity or equity-linked securities of privately-held companies, there can be no assurances that a trading market will develop for the securities that we wish to liquidate, or that the subject companies will permit their shares to be sold through such marketplaces. A lack of initial public offering opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities that continue to require private funding. This situation may adversely affect the amount of available funding for venture capital-backed companies. A lack of initial public offering opportunities for venture capital-backed companies can also cause some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other companies such as ourselves who are co-investors in such companies.
Even if a subject portfolio company completes an initial public offering, we are typically subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after such initial public offering. As a result, the market price of securities that we hold may decline substantially before we are able to sell these securities following an initial public offering.
Publicly traded securities involve significant risks that differ from those associated with non-traded securities.
Certain of the companies in which we have invested have in the past conducted initial public offerings and have become publicly traded, and other current and future portfolio companies may seek to do the same. In the event that a portfolio company completes an initial public offering, we will hold publicly traded securities in such company. Publicly traded securities involve significant risks that differ in type and degree from the risks associated with investments in private companies. These risks include greater volatility in the valuation of such companies, increased likelihood of shareholder litigation against such companies, and increased costs associated with each of the aforementioned risks. As a result, the market value of the publicly traded securities we hold may fluctuate significantly.

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
Our investments are selected by our Adviser, subject to the approval of at least one member of its Investment Committee. Our stockholders do not have input into our Adviser’s investment decisions. As a result, our stockholders are unable to evaluate any of our potential portfolio investments. These factors increase the uncertainty, and thus the risk, of investing in shares of our common stock.
Because we generally do not hold controlling equity interests in our portfolio companies, we are not able to exercise control over our portfolio companies or prevent decisions by their management that could decrease the value of our investment.
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
Our debt-financing products generally offer a flexible payment and covenant structure to our portfolio companies that may not provide the same level of protection to us as more restrictive conditions that traditional lenders typically impose on borrowers. For example, our secured loans generally include an end-of-term payment, PIK interest payment and/or OID, such as warrant investments and facility fees. If a portfolio company fails to satisfy financial or operating covenants imposed by us or other lenders, such company may default on our loan which could potentially lead to termination of its loans and foreclosure on its assets. If a portfolio company defaults under our loan, this could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the loans or equity securities that we hold, including payment to us of the end-of-term payment, PIK interest payment and/or OID, such as warrant investments and facility fees. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
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
A substantial majority of our investments are loans. In connection with the disposition of an investment in loans, we may be required to make representations about the business and financial affairs of our portfolio companies typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.
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
Investments in foreign companies may involve significant risks in addition to the risks inherent in investment in U.S. companies.
Our investment strategy contemplates making investments in foreign companies. As of December 31, 2024, 37.0% of our portfolio at fair value consisted of investments in foreign companies, including investments in European companies. Investing in such companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, intellectual property laws, political and social instability, limitations on our ability to perfect our security interests, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, matters relating to non-U.S. brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, we expect that investing in such companies will expose us to higher administrative, legal and monitoring costs and expenses not typically associated with investing in U.S. companies.
Although we expect that our investments will be primarily U.S. dollar denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. As discussed below, we may, to the extent available for our foreign investments, employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be available for our foreign investments and, if available, will be effective or without risk to us.
We may expose ourselves to risks resulting from our use of hedging transactions.
We may enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of its portfolio positions from changes in market interest rates and currency exchange rates. Use of these hedging instruments may expose us to counter-party credit risk. Hedging against a decline in the values of its portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation at an acceptable price or at all. Engaging in hedging transactions may reduce cash available to pay distributions to our stockholders.
We believe that any hedging transactions that we enter into in the future will not be considered “qualifying assets” under the 1940 Act, which may limit our hedging strategy more than other companies that are not subject to the 1940 Act. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the U.S. Commodity Futures Trading Commission (“CFTC”), unless our Adviser registers with CFTC as a commodity pool operator or obtains an exemption from such requirement. On February 18, 2020, our Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the Commodity Exchange Act of 1936, as amended, and therefore, is not subject to registration or regulation as a commodity pool operator under such Act. In addition, Rule 18f-4 of the 1940 Act limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. We intend to operate in a manner that will permit us to be a “limited derivatives user” under Rule 18f-4. Subject to certain conditions, limited derivatives users are not subject to the full requirements of Rule 18f-4.

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
During periods of time when our common stock trades at market prices below our net asset value per share, we are not able to issue additional shares of our common stock at the market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If our common stock trades below our net asset value per share, the higher cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of our common stock trading below our net asset value per share is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value per share.
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
The investments we make in accordance with our investment strategy may result in a higher amount of risk and higher volatility or loss of principal than alternative investment options. Our investments in venture capital-backed companies with secured loans, warrant investments and direct equity investments may be speculative and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.
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
If debt securities are redeemable at our option, such as the 2025 Notes, the 2026 Notes, the 2027 Notes and the 2028 Notes (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”), we may choose to redeem debt securities at times when prevailing interest rates are lower than the interest rate paid on debt securities. In addition, if debt securities are subject to mandatory redemption, we may be required to redeem debt securities also at times when prevailing interest rates are lower than the interest rate paid on debt securities. In this circumstance, an investor may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.
Subject to the terms of the governing agreements, we may redeem the 2025 Notes, the 2026 Notes, the 2027 Notes and/or the 2028 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2025 Notes, the 2026 Notes, the 2027 Notes and the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur.
We may not be able to prepay our outstanding unsecured notes upon a change in control.
The note purchase agreements and applicable supplements that govern our outstanding unsecured notes require us to offer to prepay all of the issued and outstanding notes upon the occurrence of certain change in control events, which could have a material adverse effect on our business, financial condition and results of operations. Upon a change in control event, holders of our outstanding unsecured notes and any additional notes issued under the terms of the governing note purchase agreements may require us to prepay for cash some or all of the notes at a prepayment price equal to 100% of the aggregate principal amount of the notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.
Our outstanding notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
The 2025 Notes, the 2026 Notes, the 2027 Notes and the 2028 Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. As a result, the 2025 Notes, the 2026 Notes, the 2027 Notes and the 2028 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2025 Notes, the 2026 Notes, the 2027 Notes and the 2028 Notes.

Our outstanding unsecured notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The 2025 Notes, the 2026 Notes, the 2027 Notes and the 2028 Notes are obligations exclusively of TriplePoint Venture Growth BDC Corp. and not of any of our subsidiaries. None of our current subsidiaries is a guarantor of the 2025 Notes, the 2026 Notes, the 2027 Notes or the 2028 Notes, and the 2025 Notes, the 2026 Notes, the 2027 Notes and the 2028 Notes are generally not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of other creditors of our subsidiaries, including claims under the Credit Facility, have priority over our equity interests in such subsidiaries (and therefore over the claims of our creditors, including holders of the 2025 Notes, the 2026 Notes, the 2027 Notes and the 2028 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims, including under the Credit Facility. Consequently, the 2025 Notes, the 2026 Notes, the 2027 Notes and the 2028 Notes, as well as any additional notes issued under the terms of the governing note purchase agreements, are or will be structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, including under the Credit Facility or otherwise, all of which would be structurally senior to the 2025 Notes, the 2026 Notes, the 2027 Notes and the 2028 Notes.
A downgrade, suspension or withdrawal of the credit rating, if any, assigned by a rating agency to us or any of our outstanding unsecured notes, including the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes or change in the debt markets could cause the liquidity or market value of our securities to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the value and trading prices, if any, of our outstanding unsecured notes, including the 2025 Notes, the 2026 Notes, the 2027 Notes and the 2028 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise any holders of our unsecured notes of any changes in our credit ratings, except as may be required under the terms of any applicable indenture or other governing document, including the note purchase agreements and applicable supplements that govern our outstanding unsecured notes. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our business or operations, so warrant. Any downgrades to us or our securities could increase our cost of capital or otherwise have a negative effect on our results of operations and financial condition. In this regard, the fixed rates of the 2025 Notes, the 2026 Notes, the 2027 Notes and the 2028 Notes are subject to increases in the event that a certain below-investment-grade events occur, as set forth in the applicable note purchase agreements and applicable supplements. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices and value of our unsecured notes.
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
In addition, deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including but not limited to the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, instability in the Chinese capital markets and the lingering global health crises. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or other regions affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the U.S. and around the world that are outside our control may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies with other countries, the ongoing war between Russia and Ukraine and conflicts in the Middle East and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. Additionally, following the 2024 U.S. election, legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the Credit Facility, the 2025 Notes, the 2026 Note, the 2027 Notes and the 2028 Notes, and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, the illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.
Events outside of our control, including relating to public health crises, supply-chain disruptions, geopolitical conflicts, including acts of war, and inflation, could negatively affect our portfolio companies’ and our results of operations and financial condition, as well as the amount or frequency of our distributions to stockholders.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events may adversely affect operating results for us and for our portfolio companies. As the future impact of any health pandemic is difficult to predict, the extent to which they could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of any such pandemic and the actions taken by authorities and other entities to contain the spread or minimize its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.
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
In addition, any future pandemic may cause disruption to our portfolio companies’ global supply chain and business operations. In particular, shortages in commodities and materials, including shortages and reductions in allocations of electronic and other components from key suppliers, labor shortages and elevated levels of employee absenteeism, freight delays and other supply chain constraints and disruptions, whether caused by the effects of a health pandemic or otherwise, may significantly delay or disrupt our portfolio companies’ suppliers’, our third party vendors’ and our portfolio companies’ ability to manufacture and deliver products and/or services to their end-users and customers. Our portfolio companies may experience a significant increase in commodity, parts and material component inflation from pre-pandemic levels, as well as inflation in other costs, such as labor, packaging, freight, and energy prices. Any supply chain disruptions and delays, as well as continued heightened inflation, could lead to continued periodic production interruptions and other inefficiencies that could negatively impact our portfolio companies’ productivity, margin performance and results of operations, which could result in a material adverse effect on our financial condition, results of operations and cash flows.

Developments related to any such pandemic may contribute to a decrease in the fair value of certain of our portfolio investments. In addition, such a pandemic and the related disruption and financial distress that may be experienced by our portfolio companies may have a material adverse effect on our investment income received from portfolio investments, particularly our interest income. Any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing any then-existing borrowings, including under the Credit Facility, the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 2028 Notes, and distribution payments to stockholders.
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
In addition, because our investment strategy contemplates making investments and loans to companies with foreign operations, the ongoing war between Russia and Ukraine and conflicts in the Middle East, including in each case the international responses thereto and resulting market volatility, could adversely affect our and our portfolio companies’ business, operating results, and financial condition, and may magnify the impact of other risks described in our SEC filings. Although the severity and duration of any ongoing military actions are highly unpredictable, the ongoing war between Russia and Ukraine and conflicts in the Middle East, including international responses thereto, have already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
A lack of IPO or merger and acquisition opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses.
A lack of IPO or merger and acquisition, or M&A, opportunities for private companies, including venture capital-backed and institutional-backed companies could lead to portfolio companies staying longer in our portfolio as private entities still requiring funding. IPO activity in particular has slowed significantly during 2022-2023 and this trend, while improved in 2024, may remain for the foreseeable future. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture capital, institutional, and other sponsor firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some portfolio companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for private companies can also cause some venture capital, institutional, and other sponsor firms to change their strategies, leading some of them to reduce funding to their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such portfolio companies by other companies, such as ourselves, who are co-investors in such portfolio companies.
The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs.
Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.
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
Worldwide economic conditions, economic recessions or downturns, as well as political and economic conditions, could impair our venture capital-backed companies and harm our operating results.
The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Any conflict or uncertainty, including due to regulatory changes, natural disasters, public health concerns, political unrest or safety concerns, could harm their financial condition and results of operations and cash flows. In addition, if the government of any country in which products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm the business of our portfolio company investments.
Many of the portfolio companies in which we make investments are susceptible to economic slowdowns or recessions and may be unable to repay our secured loans during such periods. Adverse economic conditions may decrease the value of collateral securing some of our secured loans. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and materially and adversely impact our financial condition, result of operations and cash flows.

Uncertainty about U.S. federal initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The current U.S. presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if we will benefit from them or be negatively affected by them.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats and cybersecurity incidents. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.
Cybersecurity Program Overview
The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cybersecurity risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
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

Board Oversight of Cybersecurity Risks
The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the CCO, which incorporates updates provided by the Adviser regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting or which are reasonably likely to impact the Company.
Management's Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s oversight function generally and relies on the Adviser’s technology team to assist with assessing and managing material risks from cybersecurity threats. The CCO has been responsible for this oversight function as CCO of the Company for one year and has worked in the financial services industry for more than 30 years, during which time our CCO has gained expertise in assessing and managing risk applicable to the Company.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
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

		Closing Sales Price(2)		Premium/(Discount) of High Sales Price to NAV(3)	Premium/(Discount) of Low Sales Price to NAV(3)	Declared Distributions
Period	NAV(1)	High	Low
First Quarter of 2025 (through March 4, 2025)	*	$8.14	$7.51	*	*	$0.30
Fourth Quarter of 2024	$8.61	$8.39	$6.50	(2.6)%	(24.5)%	$0.30
Third Quarter of 2024	$9.10	$8.99	$6.86	(1.2)%	(24.6)%	$0.30
Second Quarter of 2024	$8.83	$9.63	$7.97	9.1%	(9.7)%	$0.40
First Quarter of 2024	$9.02	$11.48	$9.01	27.3%	(0.1)%	$0.40
Fourth Quarter of 2023	$9.21	$10.99	$9.20	19.3%	(0.1)%	$0.40
Third Quarter of 2023	$10.37	$12.62	$10.12	21.7%	(2.4)%	$0.40
Second Quarter of 2023	$10.70	$12.27	$9.81	14.7%	(8.3)%	$0.40
First Quarter of 2023	$11.69	$12.72	$10.75	8.8%	(8.0)%	$0.40
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
*    Not determinable at the time of filing.
On March 4, 2025, the reported closing sales price of our common stock was $7.93 per share. As of March 4, 2025, we had 7 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.
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
Distributions
It is our intention to distribute all or substantially all of our taxable income earned over the course of the year. However, we may choose not to distribute all of our taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the year ended December 31, 2024, we recorded $1.6 million for U.S. federal excise tax in our consolidated statements of operations. For the year ended December 31, 2024, total distributions of $1.40 per share were declared and paid. On February 25, 2025, our Board declared a first quarter 2025 dividend of $0.30 per share payable on March 31, 2025 to stockholders of record on March 17, 2025. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital, while not taxable, will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock.
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

We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, we need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2024, 2023 and 2022, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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
Stock Performance Graph
The following graph shows a comparison of the cumulative total stockholder return on our common stock from March 6, 2014 (the first day of trading following our initial public offering) to December 31, 2024, with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 6, 2014, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph also assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year, prior to any tax effect. The stock price performance included in this graph is based on historical data and is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS
For the Period from March 5, 2014 (TPVG’s IPO) to December 31, 2024
Our IPO was priced at $15.00 per share and the chart is based on what our stock price was at the end of the first trading day, which was $15.65 per share.
Sales of Unregistered Securities
During the year ended December 31, 2024, we issued a total of 390,551 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate value of shares of common stock issued under our dividend reinvestment plan during the year ended December 31, 2024 was $2.9 million.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the fiscal year ended December 31, 2024.
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
•the potential emergence (or re-emergence) of a widespread health pandemic, and the length and duration thereof in the United States as well as worldwide, and the magnitude of its impact and time required for economic recovery;
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
Our investment objective is to maximize our total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by lending, typically with warrants, primarily to venture growth stage companies focused in technology and other high growth industries backed by TPC’s select group of leading venture capital investors.
Portfolio Composition, Investment Activity and Asset Quality
Portfolio Composition
We originate and invest primarily in venture growth stage companies. Companies at the venture growth stage have distinct characteristics differentiating them from venture capital-backed companies at other stages in their development lifecycle. We invest primarily in (i) growth capital loans that have a secured collateral position and that are generally used by venture growth stage companies to finance their continued expansion and growth, (ii) on a select basis, (a) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission-critical equipment, and (b) revolving loans that have a secured collateral position and that are typically used by venture growth stage companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or the equivalent and (iii) direct equity investments in venture growth stage companies. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments as part of the transaction that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns. We may also invest in venture capital-backed companies in other lifecycle stages of development, including early stage and later stage, when our Adviser’s senior investment team believes that they present an attractive investment opportunity for us and may give us an advantage to not only source future financing opportunities but also to evaluate credit performance over a longer period of time.

As of December 31, 2024, we had 300 investments in 109 companies. Our investments included 128 debt investments, 112 warrant investments, and 60 direct equity and related investments. As of December 31, 2024, the aggregate cost and fair value of these investments were $713.7 million and $676.2 million, respectively. As of December 31, 2024, six of our portfolio companies were publicly traded. As of December 31, 2024, the 128 debt investments had an aggregate fair value of $560.1 million and a weighted average loan to enterprise value ratio at the time of underwriting of 7.8%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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

The following tables show certain information relating to the composition of our portfolio as of December 31, 2024 and 2023:

	December 31, 2024
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$627,492	$560,105	$(67,387)	128	44
Warrant investments	26,306	39,963	13,657	112	98
Equity investments	59,934	76,181	16,247	60	47
Total Investments in Portfolio Companies	$713,732	$676,249	$(37,483)	300	109	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2023
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$780,172	$730,295	$(49,877)	151	49
Warrant investments	27,561	30,055	2,494	111	97
Equity investments	42,409	41,795	(614)	59	46
Total Investments in Portfolio Companies	$850,142	$802,145	$(47,997)	321	109	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2024 and 2023:

	December 31, 2024
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Portfolio Company Investments
Consumer Products and Services	$108,969	16.1%
E-Commerce - Clothing and Accessories	98,880	14.6
Financial Institution and Services	97,027	14.3
Healthcare Technology Systems	63,914	9.5
Business Applications Software	38,712	5.7
Business/Productivity Software	36,410	5.4
Other Financial Services	31,862	4.7
Aerospace and Defense	29,545	4.4
Shopping Facilitators	27,184	4.0
Application Software	25,163	3.7
Real Estate Services	21,026	3.1
Business Products and Services	19,791	2.9
Entertainment	17,562	2.6
Multimedia and Design Software	16,513	2.4
Consumer Retail	13,286	2.0
Financial Software	7,237	1.1
Educational/Training Software	6,443	1.0
Travel & Leisure	3,372	0.5
Consumer Non-Durables	2,232	0.3
General Media and Content	2,162	0.3
Information Services (B2C)	2,038	0.3
Network Systems Management Software	1,961	0.3
E-Commerce - Personal Goods	1,572	0.2
Consumer Finance	1,511	0.2
Food & Drug	526	0.1
Database Software	465	0.1
Commercial Services	374	0.1
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Computer Hardware	121	*
Healthcare Services	49	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	*
Total portfolio company investments	$676,249	100.0%

_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.

	December 31, 2023
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Portfolio Company Investments
E-Commerce - Clothing and Accessories	$126,350	15.8%
Consumer Products and Services	125,422	15.6
Financial Institution and Services	64,537	8.0
Healthcare Technology Systems	63,799	8.0
Business/Productivity Software	61,294	7.6
Business Applications Software	57,134	7.1
Real Estate Services	46,213	5.8
Travel & Leisure	32,776	4.1
Other Financial Services	31,092	3.9
Entertainment	30,377	3.8
Shopping Facilitators	29,196	3.6
Application Software	24,970	3.1
Business Products and Services	23,699	3.0
E-Commerce - Personal Goods	22,366	2.8
Multimedia and Design Software	20,595	2.6
Food & Drug	16,467	2.1
Aerospace and Defense	9,779	1.2
Consumer Non-Durables	4,649	0.6
General Media and Content	2,162	0.3
Information Services (B2C)	2,008	0.3
Network Systems Management Software	1,906	0.2
Consumer Retail	1,799	0.2
Consumer Finance	1,123	0.1
Financial Software	811	0.1
Database Software	465	0.1
Commercial Services	435	0.1
Educational/Training Software	209	*
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Computer Hardware	121	*
Healthcare Services	49	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	*
Total portfolio company investments	$802,145	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$530,170	94.6%	$719,328	98.5%
Revolver loans	27,368	4.9	8,240	1.1
Convertible notes	2,567	0.5	2,727	0.4
Total debt investments	$560,105	100.0%	$730,295	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 11.3% and 14.5% of our debt investments at fair value as of December 31, 2024 and 2023, respectively.

Investment Activity
During the year ended December 31, 2024, we entered into debt commitments with eight new portfolio companies and five existing portfolio companies totaling $175.0 million, funded debt investments to 13 portfolio companies for $135.1 million in principal value, acquired warrant investments representing $0.8 million of value, and made direct equity investments of $0.7 million. Debt investments funded during the year ended December 31, 2024 carried a weighted average annualized portfolio yield of 14.1% at origination.
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
During the year ended December 31, 2024, we received $170.6 million of principal prepayments, $8.5 million of early repayments and $55.0 million of scheduled principal amortization.
During the year ended December 31, 2023, we received $104.7 million of principal prepayments, $26.9 million of early repayments and $47.5 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023
Beginning portfolio at fair value	$802,145	$949,276
New debt investments, net(1)	132,886	122,654
Scheduled principal amortization	(55,001)	(47,461)
Principal prepayments and early repayments	(179,109)	(131,638)
Net amortization and accretion of premiums and discounts and end-of-term payments	2,038	11,773
Payment-in-kind coupon	15,062	11,648
New warrant investments	842	2,622
New equity investments	2,291	1,712
Proceeds from dispositions of investments	(22,200)	(4,807)
Net realized gains (losses) on investments	(33,219)	(75,769)
Net change in unrealized gains (losses) on investments	10,514	(37,865)
Ending portfolio at fair value	$676,249	$802,145
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
The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the years ended December 31, 2024 and 2023:

Commitments and Fundings (in thousands)	For the Year Ended December 31,
	2024	2023
Debt Commitments
New portfolio companies	$92,100	$10,000
Existing portfolio companies	82,876	21,529
Total(1)	$174,976	$31,529

Funded Debt Investments	$135,117	$125,254

Equity Investments	$650	$202

Non-Binding Term Sheets	$735,561	$470,991
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

We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2024 and 2023, we did not have any backlog of potential future commitments.
Asset Quality
Consistent with TPC’s existing policies, our Adviser maintains a Credit Watch List which places borrowers into five risk categories based upon our Adviser’s senior investment team’s judgment and in consultation with, among others, the Adviser’s Portfolio Group Committee and Originations Professionals and Investment and Credit Analysis Professionals, where 1 is the best rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White (2).	Contact portfolio company periodically; in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern due to industry, business, financial and/or related factors. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent. Possibility exists for some investment loss if deterioration continues.	Contact portfolio company weekly or more frequently as determined by our Adviser; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full investment loss.	Maximize value from assets.
The following table shows the credit rankings for the portfolio companies that had outstanding debt obligations to us as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$51,986	9.3%	3	$100,309	13.8%	7
White (2)	392,237	70.0	31	471,195	64.5	28
Yellow (3)	84,847	15.1	4	117,792	16.1	8
Orange (4)	30,979	5.5	5	40,091	5.5	5
Red (5)	56	0.1	1	908	0.1	1
	$560,105	100.0%	44	$730,295	100.0%	49
As of December 31, 2024 and 2023, the weighted average investment ranking of our debt investment portfolio was 2.17 and 2.14, respectively. During the three months ended December 31, 2024, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $10.0 million was upgraded from Yellow (3) to White (2); one portfolio company with a principal balance of $20.3 million was downgraded from Clear (1) to White (2); and one portfolio company with a principal balance of $10.3 million was downgraded from Yellow (3) to Orange (4). During the three months ended December 31, 2023, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $10.0 million was upgraded from White (2) to Clear (1); three portfolio companies with an aggregate principal balance of $55.5 million were downgraded from White (2) to Yellow (3); one portfolio company with a principal balance of $25.0 million was downgraded from White (2) to Orange (4); and one portfolio company with a principal balance of $6.0 million was downgraded from Yellow (3) to Orange (4).
As of December 31, 2024, we had investments in four portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $38.1 million and $20.6 million, respectively. As of December 31, 2023, we had investments in five portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $41.7 million and $29.0 million, respectively.
Results of Operations
Set forth below is a comparison of the results of operations for the years ended December 31, 2024 and 2023. The comparison of the fiscal years ended December 31, 2023 and 2022 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference.

Comparison of operating results for the years ended December 31, 2024 and 2023
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the year ended December 31, 2024, our net increase in net assets resulting from operations was $32.0 million, which was comprised of $54.5 million of net investment income and $22.5 million of net realized and unrealized losses. For the year ended December 31, 2023, our net decrease in net assets resulting from operations was $39.8 million, which was comprised of $73.8 million of net investment income and $113.6 million of net realized and unrealized losses. On a per share basis for the year ended December 31, 2024, net investment income was $1.40 per share and the net increase in net assets from operations was $0.82 per share, as compared to net investment income of $2.07 per share and a net decrease in net assets from operations of $1.12 per share for the year ended December 31, 2023.
Investment Income
For the year ended December 31, 2024, total investment and other income was $108.6 million as compared to $137.5 million for the year ended December 31, 2023. The decrease in total investment and other income for the year ended December 31, 2024, compared to the 2023 period, was primarily due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio.
For the year ended December 31, 2024, we recognized $2.2 million in other income consisting of $0.4 million due to the termination or expiration of unfunded commitments and $1.8 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the year ended December 31, 2023, we recognized $4.2 million in other income consisting of $1.9 million due to the termination or expiration of unfunded commitments and $2.3 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
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
For the year ended December 31, 2024, total operating expenses were $54.1 million as compared to $63.7 million for the year ended December 31, 2023.
Base management fees for the years ended December 31, 2024 and 2023 totaled $15.0 million and $17.9 million, respectively. Base management fees decreased during the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to a decrease in the average size of our portfolio during the applicable periods used in the calculations.
There was no income incentive fee for the year ended December 31, 2024. Our income incentive fee for the year ended December 31, 2024 was reduced by $10.9 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of $10.9 million in net investment income. There was no income incentive fee for the year ended December 31, 2023. Our income incentive fee for the year ended December 31, 2023 was reduced by $14.8 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of $14.8 million in net investment income.
There were no capital gains incentive fee expense for the years ended December 31, 2024 and 2023.
Interest expense and amortization of fees totaled $30.4 million and $36.8 million for the years ended December 31, 2024 and 2023, respectively. The decrease during the year ended December 31, 2024, as compared to the year ended December 31, 2023, is primarily due to a lesser weighted-average outstanding principal balance under the Credit Facility.
Administration Agreement and general and administrative expenses totaled $8.7 million and $9.0 million for the years ended December 31, 2024 and 2023, respectively. The decrease for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to lower legal fee expenses.

Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the year ended December 31, 2024, we recognized net realized losses on investments of $33.0 million, resulting primarily from the write-off and restructuring of investments in six portfolio companies.
During the year ended December 31, 2023, we recognized net realized losses on investments of $75.8 million, resulting primarily from the write-off of investments in five portfolio companies.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains during the year ended December 31, 2024 was $10.5 million, consisting of $26.5 million of net unrealized gains on the existing warrant and equity portfolio resulting from fair value adjustments and $14.7 million of net unrealized gains from the reversal of previously recorded unrealized losses from investments realized during the period, offset by $30.7 of net unrealized losses on the existing debt investment portfolio resulting from fair value adjustments.
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
The following table shows the weighted average annualized portfolio yield on our debt investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Year Ended December 31,
	2024	2023
Weighted average portfolio yield on debt investments(2)	15.7%	15.4%
Coupon income	12.1%	12.1%
Accretion of discount	0.9%	0.9%
Accretion of end-of-term payments	1.5%	1.7%
Impact of prepayments during the period	1.2%	0.7%
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
Total return based on NAV is the change in ending NAV per share plus distributions per share paid during the period assuming participation in our dividend reinvestment plan divided by the beginning NAV per share for such period. Total return based on stock price is the change in the ending stock price of our common stock plus distributions paid during the period assuming participation in our dividend reinvestment plan divided by the beginning stock price of our common stock for such period. For the year ended December 31, 2024, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 12.2% and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was (18.5)%. For the year ended December 31, 2023, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was (10.3)% and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 20.6%.

The table below shows our return on average total assets and return on average NAV for the years ended December 31, 2024 and 2023:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Year Ended December 31,
	2024	2023
Net investment income	$54,548	$73,806
Net increase (decrease) in net assets	$32,046	$(39,821)

Average net asset value(1)	$354,715	$397,328
Average total assets(1)	$822,911	$986,315

Net investment income to average net asset value	15.4%	18.6%
Net increase (decrease) in net assets to average net asset value	9.0%	(10.0)%

Net investment income to average total assets	6.6%	7.5%
Net increase (decrease) in net assets to average total assets	3.9%	(4.0)%
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
As of December 31, 2024, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented approximately 88.6% of our total assets, as compared to approximately 81.9% of our total assets as of December 31, 2023.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our valuation process.
Liquidity and Capital Resources
Set forth below is a discussion of our liquidity and capital resources as of and for the years ended December 31, 2024 and 2023. A discussion of our liquidity and capital resources as of and for the year ended December 31, 2022 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference.

We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility, as it may be extended or renewed from time to time, and our anticipated cash flows from operations, including from net cash proceeds from our Current ATM Program (described below) and contractual monthly portfolio company payments and cash flows, prepayments, and the ability to liquidate publicly traded investments, will be adequate to meet our cash needs for our daily operations, including to fund our unfunded commitment obligations.
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
Cash Flows
During the year ended December 31, 2024, net cash provided by operating activities, consisting primarily of principal payments and proceeds from investments, net of fundings and purchases of investments, and the items described in “Results of Operations,” was $152.9 million, and net cash used in financing activities was $245.8 million due primarily to net repayments under the Credit Facility of $210.0 million and $52.1 million in distributions paid on our common stock, primarily offset by $19.4 million in net proceeds from the issuance of shares of our common stock under the Current ATM Program and the Prior ATM Program. As of December 31, 2024, cash and cash equivalents, including restricted cash, was $78.7 million.
During the year ended December 31, 2023, net cash provided by operating activities, consisting primarily of principal payments and proceeds from investments, net of fundings and purchases of investments, and the items described in “Results of Operations,” was $106.1 million, and net cash provided by financing activities was $6.2 million due primarily to net borrowings under the Credit Facility of $40.0 million and $21.1 million in net proceeds from the issuance of shares of our common stock under the Prior ATM Program, primarily offset by $54.9 million in distributions paid on our common stock. As of December 31, 2023, cash and cash equivalents, including restricted cash, was $171.6 million.
Capital Resources and Borrowings
As a BDC, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending the Credit Facility or the issuance of additional shares of our common stock, including through our Current ATM Program or debt securities. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio could be substantially impacted.
Credit Facility
As of December 31, 2024, we had $300 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400 million under certain circumstances. The revolving period under the Credit Facility is scheduled to expire on November 30, 2025, and the scheduled maturity date of the Credit Facility is May 30, 2027 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 3.20% if facility utilization is greater than or equal to 75%, 3.35% if utilization is greater than or equal to 50% but less than 75%, 3.50% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of December 31, 2024 and 2023, we had outstanding borrowings under the Credit Facility of $5.0 million and $215.0 million, respectively, excluding deferred credit facility costs of $3.9 million and $2.7 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $295.0 million and $135.0 million of remaining capacity on our Credit Facility as of December 31, 2024 and 2023, respectively.
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
As of December 31, 2024 and 2023, we have recorded in the consolidated statements of assets and liabilities our liability for the 2025 Notes, net of deferred issuance costs, of $69.9 million and $69.7 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2025 Notes.

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
As of December 31, 2024 and 2023, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $199.5 million and $199.0 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.
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
As of December 31, 2024 and 2023, we have recorded in the consolidated statements of assets and liabilities our liability for the 2027 Notes, net of deferred issuance costs, of $124.4 million and $124.1 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2027 Notes.
ATM Programs
On September 30, 2022, we entered into a sales agreement (the “2022 Sales Agreement”) with the Adviser, the Administrator and UBS Securities LLC (the “Sales Agent”), providing for the issuance and sale from time to time of up to an aggregate of $50.0 million in shares of our common stock by means of at-the-market offerings (the “Prior ATM Program”). Subject to the terms of the 2022 Sales Agreement, the Sales Agent was not required to sell any specific number or dollar amount of securities but acted as our sales agent using commercially reasonable efforts consistent with the Sales Agent’s normal trading and sales practices, on mutually agreed terms between us and the Sales Agent.
On May 2, 2024, we entered into a new sales agreement (the “2024 Sales Agreement”) with the Adviser, the Administrator and the Sales Agent, providing for the issuance and sale from time to time of up to an aggregate of $75.0 million in shares of our common stock by means of at-the-market offerings (the “Current ATM Program” and, together with the Prior ATM Program, the “ATM Programs”). Concurrently upon entry into the 2024 Sales Agreement, we, the Adviser, the Administrator and the Sales Agent agreed to the termination of the 2022 Sales Agreement. Subject to the terms of the 2024 Sales Agreement, the Sales Agent is not required to sell any specific number or dollar amount of securities but will act as our sales agent using commercially reasonable efforts consistent with the Sales Agent’s normal trading and sales practices, on mutually agreed terms between the Company and the Sales Agent.
As of December 31, 2024, $56.5 million in shares remained available for sale under the Current ATM Program.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2024, our asset coverage for borrowed amounts was 186%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of December 31, 2024:

Payments Due By Period (in thousands)	December 31, 2024
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$5,000	$—	$5,000	$—	$—
2025 Notes	70,000	70,000	—	—	—
2026 Notes	200,000	—	200,000	—	—
2027 Notes	125,000	—	125,000	—	—
Total	$400,000	$70,000	$330,000	$—	$—

Senior Securities
Information about our senior securities is shown in the following table as of each of the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015. The report of Deloitte & Touche LLP, an independent registered public accounting firm, on the Senior Securities table as of December 31, 2024, is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility
As of December 31, 2024	$5,000	$149.14	—	N/A
As of December 31, 2023	$215,000	$4.45	—	N/A
As of December 31, 2022	$175,000	$5.66	—	N/A
As of December 31, 2021	$200,000	$4.52	—	N/A
As of December 31, 2020	$118,000	$5.62	—	N/A
As of December 31, 2019	$262,300	$2.55	—	N/A
As of December 31, 2018	$23,000	$18.79	—	N/A
As of December 31, 2017	$67,000	$5.62	—	N/A
As of December 31, 2016	$115,000	$3.34	—	N/A
As of December 31, 2015	$18,000	$16.81	—	N/A
6.75% Notes due 2020(5)
As of December 31, 2024	$—	$—	—	N/A
As of December 31, 2023	$—	$—	—	N/A
As of December 31, 2022	$—	$—	—	N/A
As of December 31, 2021	$—	$—	—	N/A
As of December 31, 2020	$—	$—	—	N/A
As of December 31, 2019	$—	$—	—	N/A
As of December 31, 2018	$—	$—	—	N/A
As of December 31, 2017	$—	$—	—	N/A
As of December 31, 2016	$54,625	$7.03	—	$25.25
As of December 31, 2015	$54,625	$5.54	—	$25.13
5.75% Notes due 2022(5)
As of December 31, 2024	$—	$—	—	N/A
As of December 31, 2023	$—	$—	—	N/A
As of December 31, 2022	$—	$—	—	N/A
As of December 31, 2021	$—	$—	—	N/A
As of December 31, 2020	$74,750	$8.87	—	$24.37
As of December 31, 2019	$74,750	$8.96	—	$25.60
As of December 31, 2018	$74,750	$5.78	—	$25.24
As of December 31, 2017	$74,750	$5.04	—	$25.46
4.50% Notes due 2025(5)
As of December 31, 2024	$70,000	$10.65	—	N/A
As of December 31, 2023	$70,000	$13.66	—	N/A
As of December 31, 2022	$70,000	$14.14	—	N/A
As of December 31, 2021	$70,000	$12.92	—	N/A
As of December 31, 2020	$70,000	$9.47	—	N/A
4.50% Notes due 2026(5)
As of December 31, 2024	$200,000	$3.73	—	N/A
As of December 31, 2023	$200,000	$4.78	—	N/A
As of December 31, 2022	$200,000	$4.95	—	N/A
As of December 31, 2021	$200,000	$4.52	—	N/A
5.00% Notes due 2027(5)
As of December 31, 2024	$125,000	$5.97	—	N/A
As of December 31, 2023	$125,000	$7.65	—	N/A
As of December 31, 2022	$125,000	$7.92	—	N/A
Total Senior Securities
As of December 31, 2024	$400,000	$1.86	—	N/A
As of December 31, 2023	$610,000	$1.57	—	N/A
As of December 31, 2022	$570,000	$1.74	—	N/A
As of December 31, 2021	$470,000	$1.92	—	N/A

As of December 31, 2020	$262,750	$2.52	—	N/A
As of December 31, 2019	$337,050	$1.99	—	N/A
As of December 31, 2018	$97,750	$4.42	—	N/A
As of December 31, 2017	$141,750	$2.66	—	N/A
As of December 31, 2016	$169,625	$2.26	—	N/A
As of December 31, 2015	$72,625	$4.17	—	N/A
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
Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2024 and 2023, our unfunded commitments totaled $104.5 million and $118.1 million, respectively, of which $9.1 million and $29.2 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of December 31, 2024 and 2023:

Unfunded Commitments(1) (in thousands)	December 31, 2024	December 31, 2023
Overtime Sports Inc.	$22,858	$22,858
ActiveHours Inc.	15,000	15,000
Ao1 Holdings Inc.	11,003	—
Cresta Intelligence Inc.	10,000	—
Muon Space, Inc.	10,000	—
Corelight, Inc.	9,000	20,000
Minted Inc.	8,500	8,500
Project Affinity, Inc.	5,500	—
Panorama Education	4,280	—
Hover, Inc.	4,000	—
Ocrolus, Inc.	2,856	—
Hydrow, Inc.	543	—
FlashParking, Inc.	500	—
Parry Labs, LLC	500	—
McN Investments Ltd.	—	15,000
Savage X, Inc.	—	12,500
Frubana Inc.	—	8,790
NewStore Inc.	—	5,000
Foodology, Inc.	—	3,720
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	—	3,000
Jokr S.a.r.l.	—	1,499
Substack Inc.	—	1,000
Pair EyeWear, Inc.	—	1,000
Forum Brands Inc.	—	244
Total	$104,540	$118,111
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.

The following table shows additional information on our unfunded commitments regarding milestones and expirations as of December 31, 2024 and 2023:

Unfunded Commitments(1) (in thousands)	December 31, 2024	December 31, 2023
Dependent on milestones	$9,100	$29,220
Expiring during:
2024	$—	$86,754
2025	83,617	31,357
2026	20,923	—
Unfunded commitments	$104,540	$118,111
_______________
(1)Does not include backlog of potential future commitments.
As of December 31, 2024, our unfunded commitments to 14 companies totaled $104.5 million. During the year ended December 31, 2024, $53.4 million in unfunded commitments expired or were terminated.
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of December 31, 2024 and 2023, the fair value for these unfunded commitments totaled $0.9 million and $1.6 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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

The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to December 31, 2024. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2024, 2023, 2022, 2018 and 2017 distributions represent ordinary income as our earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
March 31, 2024	February 27, 2024	March 14, 2024	March 29, 2024	0.40
June 30, 2024	April 24, 2024	June 14, 2024	June 28, 2024	0.40
September 30, 2024	July 31, 2024	September 16, 2024	September 30, 2024	0.30
December 31, 2024	October 30, 2024	December 13, 2024	December 27, 2024	0.30
			Total cash distributions	$16.05
_____________

(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.
For the year ended December 31, 2024, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 64.8% of total distributions paid. As of December 31, 2024, we had estimated undistributed taxable earnings from net investment income of $43.4 million, or $1.08 per share.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company has adopted this standard. Refer to Note 13 of the consolidated financial statements for more details.
Recent Developments
2028 Notes
On January 23, 2025, we entered into a Note Purchase Agreement (the “2025 Note Purchase Agreement”) governing the issuance of $50,000,000 in aggregate principal amount of senior unsecured notes due February 2028 with a fixed interest rate of 8.11% per year (the “2028 Notes”) to qualified institutional investors in a private placement. The 2028 Notes were delivered and paid for on February 12, 2025 and mature on February 12, 2028, unless redeemed, purchased or prepaid prior to such date by us in accordance with their terms.
Interest on the 2028 Notes will be due semiannually on February 12 and August 12 of each year, beginning on August 12, 2025. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us; provided however, in the event that we create, incur, assume or permit to exist liens on or with respect to any of our property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2028 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness.
The 2025 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens and restricted payments. In addition, the 2025 Note Purchase Agreement contains the following financial covenants: (1) a minimum asset coverage ratio of 1.50 to 1.00; (2) a minimum interest coverage ratio of 1.25 to 1.00; and (3) maintenance of minimum stockholders’ equity to not be less than (a) the higher of (i) $236,776,000 and (ii) an amount equal to 65% of the Company’s stockholders’ equity as of December 31, 2024, plus (b) 65% of the net proceeds from the sale of our equity interests after the relevant date. In addition, the stated interest rate on the 2028 Notes is subject to a step up of 1.00% per year, to the extent that (1) the 2028 Notes do not satisfy certain investment grade rating conditions and/or (2) the ratio of our payment-in-kind income to net investment income during a six-month period exceeds specified thresholds, measured as of each fiscal quarter end.
The 2025 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, if any, certain judgements and orders, certain events of bankruptcy, and breach of a key man clause with respect to Messrs. Labe and Srivastava.
The 2028 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The 2028 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
Distribution
On February 25, 2025, the Board declared a $0.30 per share regular quarterly distribution, payable on March 31, 2025 to stockholders of record on March 17, 2025.

Recent Portfolio Activity
From January 1, 2025 through March 4, 2025, we closed $53.0 million of additional debt commitments and funded $23.5 million in new investments. TPC’s direct originations platform entered into $214.5 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.
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
As of December 31, 2024, approximately 62.8%, or $368.0 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it remains above the interest rate floor; however, our 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes bear interest at fixed rates (subject to increases in the applicable fixed rates upon the occurrence of certain events pursuant to the relevant note purchase agreement).
As of December 31, 2024, our floating rate borrowings totaled $5.0 million, which represented 1.3% of our outstanding debt. As of December 31, 2024, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of December 31, 2024 was 7.50%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings under the Credit Facility, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of December 31, 2024. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of December 31, 2024, our interest expense on floating rate borrowings will increase if rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2024 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$10,033	$(150)	$9,883
Up 200 basis points	$6,504	$(100)	$6,404
Up 100 basis points	$2,974	$(50)	$2,924
Up 50 basis points	$1,343	$(25)	$1,318
Down 50 basis points	$(1,136)	$25	$(1,111)
Down 100 basis points	$(2,217)	$50	$(2,167)
Down 200 basis points	$(3,476)	$100	$(3,376)
Down 300 basis points	$(4,451)	$150	$(4,301)

This analysis is indicative of the potential impact on our investment income as of December 31, 2024, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after December 31, 2024 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. As of December 31, 2024, we had no interest rate hedging transactions in place, but may seek to enter into such transactions in the future.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. As of December 31, 2024, we had $70.2 million of investments at fair value denominated in foreign currencies and had no foreign currency hedging transactions in place, but may seek to enter into such transactions in the future.
Hedging Market Risk
We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates or foreign currency exchange rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements or foreign currency forward contracts, may also limit our ability to participate in the benefits of higher interest rates or beneficial movements in foreign currency exchange rates with respect to our portfolio investments. In addition, there can be no assurance that hedging strategies will be available, particularly with respect to certain of our foreign investments and, if available, will effectively hedge our interest rate risk or foreign currency exchange rate risk or be without risk to us.
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

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
TriplePoint Venture Growth BDC Corp.
Menlo Park, California
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Venture Growth BDC Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended December 31, 2024, the consolidated financial highlights for each of the five years in the period ended December 31 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the financial highlights for each of the five years in the period ended December 31 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024, and 2023, by correspondence with the custodian, loan agents, and portfolio company investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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
March 5, 2025
We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
TriplePoint Venture Growth BDC Corp.
Menlo Park, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TriplePoint Venture Growth BDC Corp. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 5, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Francisco, California
March 5, 2025

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value (amortized cost of $713,732 and $850,142, respectively)	$676,249	$802,145
Cash and cash equivalents	45,899	153,328
Restricted cash	32,828	18,254
Deferred credit facility costs	3,904	2,714
Prepaid expenses and other assets	4,160	2,384
Total assets	$763,040	$978,825

Liabilities
Revolving Credit Facility	$5,000	$215,000
2025 Notes, net	69,948	69,738
2026 Notes, net	199,483	199,041
2027 Notes, net	124,396	124,117
Base management fee payable	3,408	4,490
Income incentive fee payable	—	—
Other accrued expenses and liabilities	15,118	20,133
Total liabilities	$417,353	$632,519
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	401	376
Paid-in capital in excess of par value	513,719	492,934
Total distributable earnings (loss)	(168,433)	(147,004)
Total net assets	$345,687	$346,306
Total liabilities and net assets	$763,040	$978,825

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	40,137	37,620
Net asset value per share	$8.61	$9.21

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2024	2023	2022
Investment income
Interest income from investments	$91,321	$121,601	$110,253
Payment-in-kind interest income	15,062	11,648	6,320
Other income
Expirations/terminations of unfunded commitments	441	1,895	160
Other fees	1,825	2,346	2,691
Total investment and other income	108,649	137,490	119,424

Operating expenses
Base management fee	14,960	17,893	15,753
Income incentive fee	—	—	6,651
Interest expense and amortization of fees	30,448	36,795	26,761
Administration Agreement expenses	2,376	2,293	2,258
General and administrative expenses	6,317	6,703	4,446
Total operating expenses	54,101	63,684	55,869

Net investment income	54,548	73,806	63,555

Net realized and unrealized gains/(losses)
Net realized gains (losses) on investments	(33,016)	(75,762)	(46,000)
Net change in unrealized gains (losses) on investments	10,514	(37,865)	(37,625)
Net realized and unrealized gains/(losses)	(22,502)	(113,627)	(83,625)

Net increase (decrease) in net assets resulting from operations	$32,046	$(39,821)	$(20,070)

Per share information (basic and diluted)
Net investment income per share	$1.40	$2.07	$1.94
Net increase (decrease) in net assets per share	$0.82	$(1.12)	$(0.61)
Weighted average shares of common stock outstanding	39,101	35,706	32,690

Regular distributions declared per share	$1.40	$1.60	$1.45
Special distributions declared per share	—	—	0.10
Total distributions declared per share	$1.40	$1.60	$1.55

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of December 31, 2021	31,011	$310	$414,218	$19,963	$434,491
Net increase (decrease) in net assets resulting from operations	—	—	—	(20,070)	(20,070)
Issuance of common stock, net	4,162	42	55,070	—	55,112
Distributions reinvested in common stock	175	1	2,010	—	2,011
Distributions from distributable earnings	—	—	—	(51,604)	(51,604)
Tax reclassification	—	—	(726)	726	—
Balance as of December 31, 2022	35,348	$353	$470,572	$(50,985)	$419,940
Net increase (decrease) in net assets resulting from operations	—	—	—	(39,821)	(39,821)
Issuance of common stock, net	2,018	20	21,087	—	21,107
Distributions reinvested in common stock	254	3	2,688	—	2,691
Distributions from distributable earnings	—	—	—	(57,611)	(57,611)
Tax reclassification	—	—	(1,413)	1,413	—
Balance as of December 31, 2023	37,620	$376	$492,934	$(147,004)	$346,306
Net increase (decrease) in net assets resulting from operations	—	—	—	32,046	32,046
Issuance of common stock, net	2,127	21	19,404	—	19,425
Distributions reinvested in common stock	390	4	2,943	—	2,947
Distributions from distributable earnings	—	—	—	(55,037)	(55,037)
Tax reclassification	—	—	(1,562)	1,562	—
Balance as of December 31, 2024	40,137	$401	$513,719	$(168,433)	$345,687

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$32,046	$(39,821)	$(20,070)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(136,019)	(126,988)	(421,000)
Principal payments and proceeds from investments	256,309	183,906	276,179
Payment-in-kind interest on investments	(15,062)	(11,648)	(6,320)
Net change in unrealized (gains) losses on investments	(10,514)	37,865	37,625
Net realized (gains) losses on investments	33,016	75,762	46,000
Amortization and (accretion) of premiums and discounts, net	(5,608)	(2,468)	(10,413)
(Accretion) reduction of end-of-term payments, net of prepayments	3,774	(9,300)	(6,006)
Amortization of debt fees and issuance costs	2,852	2,345	2,035
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,776)	(515)	(856)
Base management fee payable	(1,082)	287	938
Income incentive fee payable	—	—	(3,227)
Other accrued expenses and liabilities	(5,015)	(3,277)	4,226
Net cash (used in) provided by operating activities	152,921	106,148	(100,889)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	260,000	370,000	299,000
Repayments under revolving credit facility	(470,000)	(330,000)	(324,000)
Distributions paid	(52,090)	(54,920)	(49,594)
Deferred credit facility costs	(3,111)	—	(3,114)
Proceeds from issuance of 2027 Notes	—	—	125,000
Debt issuance costs	—	(13)	(1,402)
Proceeds from the issuance of common stock, net	19,425	21,107	55,112
Net cash provided by (used in) financing activities	(245,776)	6,174	101,002
Net change in cash, cash equivalents and restricted cash	(92,855)	112,322	113
Cash, cash equivalents and restricted cash at beginning of period	171,582	59,260	59,147
Cash, cash equivalents and restricted cash at end of period	$78,727	$171,582	$59,260

	For the Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$45,899	$153,328	$51,489
Restricted cash	32,828	18,254	7,771
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$78,727	$171,582	$59,260

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$25,742	$34,336	$21,259
Distributions reinvested	$2,947	$2,691	$2,010
Excise tax paid	$1,470	$726	$337

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Application Software
Flo Health UK Limited(1)(3)	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor)	5/17/2022	$8,333	$8,246	$8,285	5/31/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor)	7/21/2022	8,750	8,622	8,683	7/31/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor)	9/30/2022	5,750	5,643	5,696	9/30/2025
	Growth Capital Loan (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)	2/6/2023	2,167	2,222	2,225	2/28/2025
Total Application Software - 7.20%*			25,000	24,733	24,889

Aerospace and Defense
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	11/21/2023	978	974	974	11/30/2027
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	4,000	3,975	3,975	12/31/2027
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	5,000	4,969	4,969	12/31/2027
			9,978	9,918	9,918
Parry Labs, LLC	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 5.00% EOT payment)	12/20/2024	19,500	19,174	19,174	12/1/2028
Total Aerospace and Defense - 8.42%*			29,478	29,092	29,092

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	2,902	2,678	2,678	11/30/2026
	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	7,000	7,191	7,191	12/31/2026
			9,902	9,869	9,869
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% cash interest rate + 2.50% PIK interest rate, 12.75% floor)	6/26/2024	20,264	19,975	19,975	5/31/2027
Farmer's Business Network, Inc.	Convertible Note (15.00% interest rate)(2)	9/28/2023	14	14	14	9/27/2025
NewStore Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 6.25% EOT payment)(2)	1/29/2024	2,500	2,500	2,500	1/31/2027
Total Business Applications Software - 9.36%*			32,680	32,358	32,358

Business Products and Services
Quick Commerce Ltd(1)(3)	Growth Capital Loan (6.00% PIK interest, 7.50% EOT payment)(2)	5/4/2022	11,312	9,493	9,069	12/31/2028
	Growth Capital Loan (6.00% PIK interest, 7.50% EOT payment)(2)	10/19/2023	1,077	904	864	12/31/2028
Total Business Products and Services - 2.87%*			12,389	10,397	9,933

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Business/Productivity Software
Ao1 Holdings (Player's Health)	Growth Capital Loan (Prime + 1.00% interest rate, 7.75% floor, 3.00% EOT payment)	12/13/2024	$3,997	$3,940	$3,940	12/1/2027
Forum Brands, LLC	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	7/6/2021	2,781	2,887	2,724	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	7/21/2021	438	460	429	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	8/10/2021	525	550	513	8/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	10/6/2021	2,430	2,540	2,361	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	1,578	1,645	1,530	11/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/2/2021	4,233	4,413	4,106	11/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	1,414	1,480	1,390	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	540	565	531	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/28/2021	95	99	93	6/30/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	1/28/2022	3,060	3,195	2,997	7/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	1,166	1,208	1,133	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	4/14/2022	439	455	426	10/31/2025
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	9/21/2022	2,850	2,909	2,750	3/31/2026
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	11/1/2022	5,130	5,219	4,945	4/30/2026
	Growth Capital Loan (12.00% interest rate, 6.00% EOT payment)(2)	12/22/2022	306	310	295	6/30/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/1/2023	300	299	299	10/31/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	11/13/2023	2,282	2,270	2,270	11/30/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	12/28/2023	174	172	172	12/31/2026
	Growth Capital Loan(2)(8)	12/27/2023	2,179	2,179	1,825	12/31/2026
	Growth Capital Loan (Prime + 5.25% interest rate, 11.50% floor, 5.00% EOT payment)(2)	6/27/2024	244	238	238	6/30/2027
			32,164	33,093	31,027
Total Business/Productivity Software - 10.12%*			36,161	37,033	34,967

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 11.00% floor, 10.00% EOT payment)	12/30/2021	1,000	1,078	1,078	6/30/2025
	Growth Capital Loan (Prime + 5.00% interest rate, 10.50% floor, 9.00% EOT payment)	10/31/2022	450	520	520	10/31/2025
Total Consumer Non-Durables - 0.46%*			1,450	1,598	1,598

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Avantstay, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 14.00% floor, 5.50% EOT payment)	3/20/2023	$1,824	$1,873	$1,891	3/31/2026
	Growth Capital Loan (Prime + 7.00% interest rate, 15.00% floor, 7.00% EOT payment)	4/17/2023	648	658	669	4/30/2027
	Growth Capital Loan (Prime + 7.00% interest rate, 15.00% floor, 7.00% EOT payment)(2)	6/15/2023	412	417	424	6/30/2027
	Growth Capital Loan (Prime + 7.00% interest rate, 15.00% floor, 7.00% EOT payment)(2)	8/9/2023	954	961	977	8/31/2027
	Growth Capital Loan (Prime + 7.00% interest rate, 15.00% floor, 7.00% EOT payment)(2)	9/1/2023	668	672	684	8/31/2027
	Growth Capital Loan (Prime + 6.50% interest rate, 14.50% floor, 7.00% EOT payment)(2)	12/29/2023	426	416	423	8/31/2027
			4,932	4,997	5,068
Baby Generation, Inc.	Growth Capital Loan (Prime +7.50% interest rate, 10.75% floor, 8.00% EOT payment)(2)	1/26/2022	1,875	2,019	2,019	1/31/2025
	Growth Capital Loan (Prime + 5.25% interest rate, 8.50% floor, 7.50% EOT payment)(2)	3/30/2023	2,188	2,322	2,322	3/31/2025
			4,063	4,341	4,341
Fiton Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	2/29/2024	8,889	8,750	8,750	8/1/2027
	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	3/8/2024	1,111	1,093	1,093	9/1/2027
	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)(2)	6/28/2024	1,000	981	981	12/1/2027
			11,000	10,824	10,824
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest, 6.75% EOT payment)(2)	7/5/2022	13,673	14,009	9,444	8/31/2028
	Growth Capital Loan (9.75% PIK interest, 6.75% EOT payment)(2)	10/21/2022	13,673	13,946	9,444	8/31/2028
			27,346	27,955	18,888
Frubana Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.75% floor, 5.00% EOT payment)(2)	1/25/2023	155	159	158	1/31/2027
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)(2)	4/3/2023	4,448	4,669	4,559	10/31/2026
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 7.50% EOT payment)(2)	10/3/2023	8,000	8,077	7,920	10/31/2026
			12,603	12,905	12,637
Hydrow, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 9.00% EOT payment)	12/30/2024	16,657	16,477	14,642	12/1/2027
	Revolver (Prime + 2.00% interest rate, 9.75% floor, 7.00% EOT payment)(2)	12/30/2024	9,756	9,756	8,792	12/31/2026
			26,413	26,233	23,434
JOKR S.à r.l.(1)(3)	Growth Capital Loan (7.40% cash interest rate + 7.11% PIK interest, 6.00% EOT payment)(2)	11/3/2021	2,813	2,895	2,879	11/30/2025
	Growth Capital Loan (9.31% cash interest rate + 8.94% PIK interest, 8.00% EOT payment)(2)	8/17/2022	1,070	1,083	1,083	8/31/2026
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	11/2/2021	501	540	536	7/31/2025
			4,384	4,518	4,498
Lower Holding Company	Growth Capital Loan (Prime + 3.75% interest rate, 11.25% floor, 5.00% EOT payment)	12/28/2022	4,781	5,053	5,053	12/31/2025
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (Prime + 8.25% PIK interest, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	6,621	5,933	5,294	12/31/2026
	Growth Capital Loan (Prime + 8.25% PIK interest, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	3,713	3,307	3,176	12/31/2026
			10,334	9,240	8,470

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Project 1920, Inc.(7)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	$1,927	$1,973	$606	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	2,100	2,142	661	3/25/2024
			4,027	4,115	1,267
MA Micro Limited(1)(3)	Convertible Note(2)(8)	12/31/2023	4,166	2,713	2,553	12/31/2028
	Growth Capital Loan (2)(8)	12/31/2023	4,166	1,442	769	12/31/2026
	Growth Capital Loan (2)(8)	12/31/2023	1,389	1,186	359	12/31/2028
			9,721	5,341	3,681
Total Consumer Products and Services - 28.40%*			119,604	115,522	98,161

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 7.25% interest rate, 12.00% floor, 7.50% EOT payment)	5/15/2024	1,000	1,013	1,013	5/31/2027
	Growth Capital Loan (Prime + 7.25% interest rate, 12.00% floor, 7.50% EOT payment)	5/15/2024	4,000	3,881	3,881	5/31/2027
	Growth Capital Loan (Prime + 7.25% interest rate, 12.00% floor, 7.50% EOT payment)	5/15/2024	7,500	7,278	7,278	5/31/2027
Total Consumer Retail - 3.52%*			12,500	12,172	12,172

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.75% EOT payment)	9/29/2021	16,917	16,931	16,931	11/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest, 2.50% EOT payment)(2)	4/25/2024	3,763	3,392	3,392	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)	6/15/2022	16,500	16,964	16,964	6/30/2027
	Revolver (Prime + 6.50% interest rate, 10.00% floor)(2)	6/15/2022	—	—	—	6/15/2025
			16,500	16,964	16,964
Outfittery GMBH(1)(3)	Growth Capital Loan (11.00% PIK interest, 14.73% EOT payment)(2)	1/1/2021	27,231	30,449	22,939	1/1/2026
	Revolver (4.50% Cash Interest + 4.50% PIK interest, 7.53% EOT payment)(2)	1/1/2021	4,280	4,517	3,811	1/1/2026
	Revolver (4.50% Cash Interest + 4.50% PIK interest, 9.00% EOT payment)(2)	12/28/2022	2,419	2,569	2,235	1/1/2026
			33,930	37,535	28,985
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)	5/27/2021	19,500	21,101	20,612	12/31/2026
	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)	6/7/2022	3,000	3,121	3,121	12/31/2026
	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)	6/7/2022	5,500	5,766	5,766	12/31/2026
			28,000	29,988	29,499
Total E-Commerce - Clothing and Accessories - 27.70%*			99,110	104,810	95,771

Educational/Training Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 10.50% floor, 7.50% EOT payment)	7/30/2024	6,000	5,996	5,996	1/1/2027
	Revolver (Prime + 1.00% interest rate, 9.50% floor, 4.00% EOT payment)(2)	7/30/2024	320	320	320	7/31/2026
Total Educational/Training Software - 1.83%*			6,320	6,316	6,316

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Entertainment
Luminary Roli Limited(1)(3)	Growth Capital Loan(2)(8)	8/31/2021	$35,492	$29,531	$6,769	8/31/2026
Mind Candy Limited(1)(3)(7)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	23,248	21,222	9,563	12/31/2025
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,547	1,444	636	12/31/2025
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,443	1,347	594	12/31/2025
			26,238	24,013	10,793
Total Entertainment - 5.08%*			61,730	53,544	17,562

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (14.28% PIK interest)(2)	12/31/2020	36,662	36,484	36,662	12/31/2025
Total Financial Institution and Services - 10.61%*			36,662	36,484	36,662

Financial Software
Ocrolus, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	8/14/2024	7,143	7,085	7,085	2/1/2028
Synapse Financial Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% interest rate, 9.75% floor, 4.00% EOT payment)(2)	7/29/2022	732	727	56	7/31/2025
Total Financial Software - 2.07%*			7,875	7,812	7,141

Healthcare Technology Systems
Kalderos, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/14/2023	924	934	934	6/30/2026
	Growth Capital Loan (Prime + 2.50% interest rate, 8.75% floor, 3.00% EOT payment)	3/21/2023	1,385	1,401	1,401	6/30/2026
	Growth Capital Loan (Prime + 4.50% interest rate, 10.75% floor, 7.25% EOT payment)	3/21/2023	8,885	9,218	9,218	9/30/2026
			11,194	11,553	11,553
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)(2)	7/14/2023	3,900	3,951	3,951	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 4.75% interest rate, 11.00% floor, 6.00% EOT payment)	12/30/2022	20,000	20,760	20,760	12/31/2025
	Growth Capital Loan (6.38% cash interest rate + 6.13% PIK, 11.00% floor, 6.00% EOT payment)(2)	6/12/2023	23,692	24,120	23,438	6/12/2027
	Growth Capital Loan (6.38% cash interest rate + 6.13% PIK, 11.00% floor, 6.00% EOT payment)(2)	6/14/2023	1,782	1,780	1,730	6/12/2027
			45,474	46,660	45,928
Total Healthcare Technology Systems - 17.77%*			60,568	62,164	61,432

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.50% interest rate, 11.00% floor, 5.25% EOT payment)	5/4/2023	1,000	1,018	1,018	2/28/2027
	Growth Capital Loan (Prime + 5.75% interest rate, 11.75% floor, 5.50% EOT payment)	5/4/2023	1,000	1,015	1,015	5/31/2027
Total Information Services (B2C) - 0.59%*			2,000	2,033	2,033

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	16,000	15,912	15,912	3/31/2029
Total Multimedia and Design Software - 4.60%*			16,000	15,912	15,912

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)	6/13/2022	10,000	10,563	10,513	9/30/2025
	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)	3/17/2023	10,000	10,288	10,347	6/30/2026
			20,000	20,851	20,860
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,966	6,238	3/8/2026
Total Other Financial Services - 7.84%*			27,035	27,817	27,098

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Real Estate Services
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	$10,000	$10,637	$10,233	6/30/2026
True Footage Inc.	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	250	267	252	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/3/2021	800	848	800	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/3/2021	220	235	222	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/13/2021	105	113	107	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/13/2021	440	471	443	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/15/2021	208	223	210	12/31/2024
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	150	162	152	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/15/2021	1,372	1,454	1,372	12/31/2024
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/21/2021	760	806	760	12/31/2024
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	1/31/2022	170	181	171	1/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	2/25/2022	116	124	117	2/28/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	318	297	3/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	1,110	1,173	1,097	4/30/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	991	1,046	979	4/30/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2022	216	229	215	5/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	7/19/2022	200	208	196	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	7/19/2022	100	105	99	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	150	155	140	12/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	361	373	338	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/5/2022	565	580	526	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	5/23/2023	240	243	212	5/31/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	5/23/2023	434	441	386	5/31/2026
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2023	720	735	642	5/31/2026
			9,978	10,490	9,733
Total Real Estate Services - 5.78%*			19,978	21,127	19,966

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 13.00% floor, 7.00% EOT payment)(2)	8/16/2024	16,000	14,963	16,029	8/1/2026
	Revolver (Prime + 4.00% interest rate, 10.50% floor, 7.00% EOT payment)(2)	8/16/2024	11,000	11,605	11,013	12/31/2025
Total Shopping Facilitators - 7.82%*			27,000	26,568	27,042

Total Debt Investments - 162.03%*			$633,540	$627,492	$560,105

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Aerospace and Defense
Loft Orbital Solutions Inc.	Common Stock	7/15/2022	22,488	192	308
Parry Labs, LLC	Preferred Stock	12/20/2024	2,727	145	145
Total Aerospace and Defense - 0.13%*				337	453

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock	5/10/2022	13,487	123	274
Total Application Software - 0.08%*				123	274

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	143
	Preferred Stock	6/29/2022	27,714	164	41
				302	184
Cresta Intelligence, Inc.	Common Stock(2)	6/6/2024	9,935	8	23
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	23
Envoy, Inc.	Preferred Stock(2)	5/8/2020	358,930	82	183
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	24
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	882
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	1,314
	Preferred Stock	6/26/2024	51,677	140	140
				950	1,454
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,160	102	102
NewStore Inc.	Preferred Stock(2)	11/16/2022	122,353	36	4
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Project Affinity, Inc.	Preferred Stock(2)	4/26/2024	88,370	21	21
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018		213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	100
Total Business Applications Software - 1.09%*				2,224	3,751

Business Products and Services
Cart.com, Inc.	Common Stock(2)	12/30/2021	32,731	477	737
	Preferred Stock(2)	3/31/2022	4,532	25	60
				502	797
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	227
Muon Space, Inc.	Preferred Stock(2)	12/30/2024	45,499	56	56
Substack Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Total Business Products and Services - 0.31%*				761	1,086

Business/Productivity Software
Ao1 Holdings, Inc.	Preferred Stock	12/13/2024	42,882	55	55
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/6/2021	49,892	626	157
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	87,385	87	1,039
Total Business/Productivity Software - 0.36%*				768	1,251

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	67
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*				120	178

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*				188	188

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Computer Hardware
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	52,773	$183	$121
Total Computer Hardware - 0.04%*				183	121

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	10/8/2020	114,327	370	1,224
Total Consumer Finance - 0.35%*				370	1,224

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	2,262	85	84
Don't Run Out, Inc.	Preferred Stock	12/30/2021	42,929	30	13
Total Consumer Non-Durables - 0.03%*				115	97

Consumer Products and Services
AvantStay, Inc.	Common Stock	12/12/2022	24,495	151	188
Baby Generation, Inc.	Common Stock(2)	1/26/2022	33,964	25	25
everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	25	23
FitOn Inc.	Common Stock(2)	2/29/2024	73,807	162	162
Flink SE(1)(3)	Common Stock(2)	4/13/2022	178	339	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	26,619	116	86
Frubana Inc.(1)(3)	Preferred Stock(2)	9/30/2022	15,987	334	13
Hydrow, Inc.	Common Stock	2/9/2021	150,561	143	—
	Common Stock	8/6/2021	1,101,793	89	—
	Preferred Stock	12/30/2024	6,549,320	26	26
				258	26
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	7/24/2023	12,056	339	104
Lower Holding Company	Preferred Stock	12/28/2022	395,425	189	277
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/2/2022	894,182	1,258	—
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	41,140	23	—
Quip NYC, Inc.	Common Stock(2)	11/26/2018	41,272	455	1,171
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	93	14
The Black Tux, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	467
Total Consumer Products and Services - 0.74%*				3,911	2,563

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	128
Savage X, Inc.	Preferred Stock	4/7/2020	28,977	471	282
Total Consumer Retail - 0.12%*				639	410

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021		190	465
Total Database Software - 0.13%*				190	465

Educational/Training Software
Panorama Education, Inc.	Preferred Stock	7/30/2024	5,154	28	28
Total Educational/Training Software - 0.01%*				28	28

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	314
	Common Stock	9/29/2023	117,338	375	310
				1,315	624
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	235
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017		1,850	1,020

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Rent the Runway, Inc.	Common Stock(2)	11/25/2015	11,862	$1,294	$—
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
Trendly, Inc.	Preferred Stock	5/27/2021	574,742	381	598
	Preferred Stock	6/7/2022	57,924	44	39
				425	637
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018		39	57
Total E-Commerce - Clothing and Accessories - 0.76%*				5,480	2,643

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)	4/2/2018	62,128	219	—
	Common Stock(2)	5/22/2019	25,664	228	—
				447	—
Merama Inc.	Preferred Stock(2)	4/28/2021	191,274	406	1,100
Total E-Commerce - Personal Goods - 0.32%*				853	1,100

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	—
Total Entertainment - 0.00%*				922	—

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	1,416
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	332
Revolut Ltd(1)(3)	Ordinary Shares(2)	4/16/2018	6,253	40	5,663
	Ordinary Shares(2)	10/29/2019	7,945	324	6,841
				364	12,504
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	1,427
	Preferred Stock(2)	12/23/2015	46,548	136	462
				518	1,889
Total Financial Institution and Services - 4.67%*				2,112	16,141

Financial Software
Ocrolus, Inc.	Common Stock	8/14/2024	116,887	96	96
Synapse Financial Technologies, Inc.	Nonvoting Stock(2)	7/29/2022	3,913	23	—
Total Financial Software - 0.03%*				119	96

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	437	34
	Cash Exit Fee(5)	12/28/2018		129	123
Total Food & Drug - 0.05%*				566	157

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	33,510	70	70
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	1,092
Total General Media and Content - 0.34%*				694	1,162

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	22	16
Vial Health Technology, Inc.	Preferred Stock(2)	12/14/2022	48,889	33	33
Total Healthcare Services - 0.01%*				55	49

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	21
Kalderos, Inc.	Preferred Stock	12/27/2022	73,606	167	53
K Health, Inc.	Common Stock(2)	7/14/2023	61,224	187	263
Thirty Madison, Inc.	Preferred Stock	12/30/2022	167,494	445	457
Total Healthcare Technology Systems - 0.23%*				857	794

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	11,974	$9	$5
Total Information Services (B2C) - 0.00%*				9	5

Medical Software and Information Services
AirStrip Technologies, Inc.	Common Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	183,642	309	338
Open Space Labs, Inc.	Preferred Stock(2)	11/15/2022	2,954	7	4
Total Multimedia and Design Software - 0.10%*				316	342

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	106
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	441
Corelight, Inc.	Common Stock(2)	9/29/2022	45,977	235	258
Total Network Systems Management Software - 0.23%*				421	805

Other Financial Services
Jerry Services, Inc.	Preferred Stock	6/13/2022	41,936	169	120
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	426
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	221
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	1,488,450	223	595
Total Other Financial Services - 0.39%*				877	1,362

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	186
	Preferred Stock(2)	11/5/2020	55,326	76	139
				120	325
Homeward, Inc.	Preferred Stock	12/10/2021	71,816	211	6
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	37,485	295	116
Roofstock, Inc.	Preferred Stock(2)	5/25/2022	56,839	19	194
Sonder Holdings Inc.	Common Stock(2)	12/28/2018	10,024	232	—
	Common Stock(2)	3/4/2020	1,049	42	—
				274	—
True Footage Inc.	Preferred Stock	11/24/2021	88,762	147	98
Total Real Estate Services - 0.22%*				1,072	754

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units(2)	12/30/2021	36,450	169	4
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.04%*				211	142

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Travel & Leisure
OmioCorp. (fka. GoEuro Corp.)(1)(3)	Preferred Stock	9/18/2019	12,027	361	404
	Preferred Stock	8/26/2022	16,261	611	693
	Preferred Stock	4/5/2024	17,904	385	1,061
Total Travel & Leisure - 0.62%*				1,357	2,158

Total Warrant Investments - 11.56%*				$26,306	$39,963

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$105
Cresta Intelligence, Inc.	Preferred Stock(2)	9/30/2024	110,882	500	500
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	107
Envoy, Inc.	Preferred Stock(2)	12/30/2021	212,160	667	539
FlashParking, Inc.	Preferred Stock(2)	7/19/2022	33,116	455	451
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	486
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	860	28	13
	Preferred Stock(2)	9/28/2023	4,181	138	12
				166	25
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	287
Total Business Applications Software - 0.75%*				2,882	2,603

Business Products and Services
Quick Commerce Ltd(1)(3)	Preferred Stock(2)	4/5/2024	418,182	8,028	7,719
	Ordinary Shares(2)	4/5/2024	1,448,528,650	311	1,053
Total Business Products and Services - 2.54%*				8,339	8,772

Business/Productivity Software
Ao1 Holdings (Player's Health)	Preferred Stock(2)	12/13/2024	49,717	150	150
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	42
Total Business/Productivity Software - 0.06%*				300	192

Commercial Services
MXP Prime GmbH(1)(3)	Common Stock(2)	2/3/2022	165	1,140	12
	Preferred Stock(2)	6/29/2023	23	—	126
	Preferred Stock(2)	6/29/2023	46	50	48
Total Commercial Services - 0.05%*				1,190	186

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	287
Total Consumer Finance - 0.08%*				150	287

Consumer Non-Durables
Misfits Market, Inc. (f/k/a Imperfect Foods, Inc.)	Preferred Stock(2)	12/31/2022	1,615	142	152
	Common Stock(2)	12/31/2022	7,196	358	385
Total Consumer Non-Durables - 0.16%*				500	537

Consumer Products and Services
everdrop GmbH(1)(3)	Preferred Stock(2)	8/1/2022	78	310	313
Frubana Inc.(1)(3)	Preferred Stock(2)	7/13/2022	7,993	500	19
GrubMarket, Inc.	Common Stock(2)	8/2/2024	—	7,758	7,758
Hydrow, Inc.	Common Stock(2)	12/14/2020	1,227,068	333	10
	Common Stock(2)	3/19/2021	666,394	335	6
				668	16
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	12/7/2021	2,843	187	101
	Preferred Stock(2)	11/3/2022	787	37	28
				224	129
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Total Consumer Products and Services - 2.39%*				9,470	8,245

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	$500	$319
	Preferred Stock(2)	11/30/2021	10,393	500	385
Total Consumer Retail - 0.20%*				1,000	704

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	500	466
Total E-Commerce - Clothing and Accessories - 0.13%*				500	466

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)(10)	6/5/2018	31,576	500	44
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	152
	Preferred Stock(2)	4/19/2021	14,490	83	136
	Preferred Stock(2)	9/1/2021	10,298	167	140
				283	428
Total E-Commerce - Personal Goods - 0.14%*				783	472

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(10)	1/5/2018	60,926	250	99
Total Educational/Training Software - 0.03%*				250	99

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	—
Total Entertainment - 0.00%*				3,525	—

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	21,355	19,807
Revolut Ltd(1)(3)	Ordinary Shares(2)	8/3/2017	25,920	292	24,417
Total Financial Institution and Services - 12.79%*				21,647	44,224

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	128,423	716	369
Total Food & Drug - 0.11%*				716	369

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	127,656	1,000	1,000
Total General Media and Content - 0.29%*				1,000	1,000

Healthcare Technology Systems
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	145
	Common Stock(2)	1/14/2020	142,855	404	73
				600	218
Kalderos, Inc.	Preferred Stock(2)	12/27/2022	45,403	325	292
Talkspace, LLC (f/k/a Groop Internet Platfom, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	453
Thirty Madison, Inc.	Preferred Stock(2)	5/31/2019	81,708	1,000	725
Total Healthcare Technology Systems - 0.49%*				2,303	1,688

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	42,378	231	259
Total Multimedia and Design Software - 0.07%*				231	259

Network Systems Management Software
Cohesity, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	1,003
	Preferred Stock(2)	4/7/2020	9,022	125	153
Total Network Systems Management Software - 0.33%*				525	1,156

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2024
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	5/6/2022	8,231	$104	$82
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	1,336
	Ordinary Shares(2)	1/5/2022	26,281	516	475
				1,516	1,811
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,409
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total Other Financial Services - 0.98%*				2,984	3,402

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/18/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	11,246	300	209
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	68
Total Real Estate Services - 0.09%*				429	306

Travel & Leisure
OmioCorp. (fka. GoEuro Corp.)(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	291
	Preferred Stock(2)	5/9/2022	9,169	623	903
				923	1,194
Inspirato Inc.	Common Stock(2)(4)(10)	9/11/2014	6,081	287	20
Total Travel & Leisure - 0.35%*				1,210	1,214

Total Equity Investments - 22.04%*				$59,934	$76,181

Total Investments in Portfolio Companies - 195.62%*(9)(11)				$713,732	$676,249

Cash Equivalents
Money Market Fund	Type of Investment	Ticker		Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM		$43,664	$43,664
Total Cash Equivalents - 12.63%*				$43,664	$43,664
_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2024, non-qualifying assets represented 32.7% of the Company’s total assets, at fair value.
(2)As of December 31, 2024, this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $50.5 million, $71.1 million and $20.7 million, respectively, for the December 31, 2024 investment portfolio. The tax cost of investments is $697.0 million.
(7)Debt is on non-accrual status as of December 31, 2024 and is therefore considered non-income producing. Non-accrual investments as of December 31, 2024 had a total cost and fair value of $38.1 million and $20.6 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in four public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of December 31, 2024, the Company’s portfolio company investments that were subject to restrictions on sales totaled $675.6 million at fair value and represented 195.4% of the Company’s net assets. In addition, unless otherwise indicated, as of December 31, 2024, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(12)Acquisition date represents the date of the initial investment in the portfolio investment.
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
(12)Acquisition date represents the date of the initial investment in the portfolio investment.
*    Value as a percentage of net assets.
_______________

Notes applicable to the investments presented in the foregoing schedules of investments:
•Unless otherwise noted as an “Affiliate Investment” or a “Control Investment,” no investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company. As of December 31, 2024 and December 31, 2023, none of the Company’s investments represent a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Unless otherwise noted, interest rate is the annual cash interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of December 31, 2024, the Prime Rate was 7.50%. As of December 31, 2024, approximately 62.8%, or $368.0 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher. As of December 31, 2023, approximately 60.1% or $467.3 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher.
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
December 31, 2024
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
The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading global financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespans. The Company’s investment objective is to maximize its total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by lending, typically with warrants, primarily to venture growth stage companies focused in technology and other high growth industries backed by TPC’s select group of leading venture capital investors. The Company is externally managed by TriplePoint Advisers LLC (the “Adviser”), which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to an investment advisory agreement entered into between the Company and the Adviser, the Company pays the Adviser a base management fee and an incentive fee for its investment management services. The Company has also entered into an administration agreement (the “Administration Agreement”) with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, pursuant to which the Administrator provides or arranges for the provision of all administrative services necessary for the Company to operate.
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
Investment Classification
The accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliate Investments” that are not otherwise “Control Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024 and December 31, 2023, the Company had no “Control Investments” or “Affiliate Investments.”
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
Deferred Credit Facility Costs
Deferred credit facility costs represent fees and other expenses incurred in connection with the Company’s revolving credit facility. These amounts are amortized over the estimated term of the facility and included in interest expense in the consolidated statements of operations.
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
Non-accrual Loans
A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, payments are probable to remain current. As of December 31, 2024, the Company had investments in four portfolio companies on non-accrual, with a total cost and fair value of $38.1 million and $20.6 million, respectively. As of December 31, 2023, the Company had an investment in five portfolio companies on non-accrual, with a total cost and fair value of $41.7 million and $29.0 million, respectively.
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
Dividends and Distributions
Dividends to common stockholders are recorded on the record date. The Board determines the amount of dividends to be paid based on a variety of factors including estimates of future earnings. Net realized capital gains, if any, are intended to be distributed at least annually. The Company will calculate both its current and accumulated earnings and profits on a tax basis in order to determine the amount of any distribution that constitutes a return of capital to the Company’s stockholders, and while such distributions are not taxable, they may result in higher capital gains (or reduced capital losses) when the shares are eventually sold.

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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company has adopted this standard. Refer to Note 13 for more details.
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
The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of December 31, 2024 and 2023, and, as a result, no capital gains incentive fees were recorded for the years ended December 31, 2024 and 2023.

Management and Incentive Fees (in thousands)	For the Year Ended December 31,
	2024	2023	2022
Base management fee	$14,960	$17,893	$15,753
Income incentive fee	$—	$—	$6,651
Capital gains incentive fee	$—	$—	$—

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
For the years ended December 31, 2024, 2023 and 2022, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $2.4 million, $2.3 million and $2.3 million, respectively.
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
The Company values its investments for which market quotations are not readily available at fair value as determined in good faith by the Board, with the assistance of the Adviser and independent valuation agents, in accordance with Rule 2a-5 of the 1940 Act and GAAP, and in accordance with the Company’s valuation methodologies. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and selects a value within that range that most accurately represents fair value based on current market conditions as well as other factors the Adviser’s valuation committee considers relevant. The Board determines fair value of the Company’s investments on at least a quarterly basis or at such other times when the Board feels it would be appropriate to do so given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of portfolio investments that do not have a readily available market value, fair value of investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.
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
Debt Investments
The debt investments identified on the consolidated schedules of investments are loans made to venture capital-backed companies focused in technology and other high growth industries which are backed by a select group of leading venture capital investors. These investments are considered Level 3 assets under ASC Topic 820 as there is no known or accessible market or market indices for these types of debt instruments and thus the Company must estimate the fair value of these investment securities based on models utilizing unobservable inputs.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of December 31, 2024 and December 31, 2023. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$560,105	$560,105	$—	$—	$730,295	$730,295
Warrant investments	—	—	39,963	39,963	—	—	30,055	30,055
Equity investments	616	—	75,565	76,181	1,370	—	40,425	41,795
Total portfolio company investments	$616	$—	$675,633	$676,249	$1,370	$—	$800,775	$802,145

The following tables show information about Level 3 portfolio company investments measured at fair value for the years ended December 31, 2024 and 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2024
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2023	$730,295	$30,055	$40,425	$800,775
Funding and purchases of investments, at cost	132,886	842	2,291	136,019
Principal payments and sale proceeds received from investments	(253,033)	(889)	(50)	(253,972)
Net amortization and accretion of premiums and discounts and end-of-term payments	2,038	—	—	2,038
Net realized gains (losses) on investments	(33,847)	(824)	—	(34,671)
Net change in unrealized gains (losses) included in earnings	(17,510)	11,163	16,802	10,455
Payment-in-kind coupon	15,062	—	—	15,062
Transfers between investment types	(15,786)	(384)	16,170	—
Gross transfers out of Level 3(1)	—	—	(73)	(73)
Fair value as of December 31, 2024	$560,105	$39,963	$75,565	$675,633

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2024	$(30,731)	$9,743	$16,802	$(4,186)
__________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the year ended December 31, 2024, transfers relate to equity investments in publicly traded companies.

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
_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the year ended December 31, 2023.
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the year ended December 31, 2024, the Company recognized net realized losses on investments of $33.0 million. During the year ended December 31, 2023, the Company recognized net realized losses on investments of $75.8 million.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains during the year ended December 31, 2024 was $10.5 million. Net change in unrealized losses during the year ended December 31, 2023 was $37.9 million.

The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of December 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$492,095	Discounted Cash Flows	Discount Rate	11.47% - 41.90%	19.12%
	68,010	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	10.00% - 100.00%	69.62%
Warrant investments	38,138	Black Scholes Option Pricing Model	Revenue Multiples	0.15x - 21.00x	11.56x
			Volatility	25.00% - 90.00%	52.94%
			Term	0.20 - 4.50 Years	2.39
			Discount for Lack of Marketability	10.00% - 25.00%	12.53%
			Risk Free Rate	0.09% - 5.03%	3.62%
	1,825	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.50
			Expected Recovery Rate	18.75% - 100.00%	88.85%
Equity investments	74,408	Black Scholes Option Pricing Model	Revenue Multiples	0.30x - 21.00x	7.65x
			Volatility	25.00% - 90.00%	29.75%
			Term	1.00 - 4.00 Years	1.99
			Discount for Lack of Marketability	10.00% - 10.00%	10.00%
			Risk Free Rate	0.13% - 5.03%	2.55%
	1,157	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	20.00% - 20.00%	20.00%
			Term	0.50 - 1.50 Years	1.00
Total portfolio company investments	$675,633

Level 3 Investments (dollars in thousands)	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$688,937	Discounted Cash Flows	Discount Rate	14.62% - 42.03%	19.79%
	41,358	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	5.00% - 100.00%	61.36%
Warrant investments	27,730	Black Scholes Option Pricing Model	Revenue Multiples	0.18x - 14.00x	4.79x
			Volatility	35.00% - 90.00%	60.99%
			Term	0.20 - 4.50 Years	3.04
			Discount for Lack of Marketability	17.50% - 20.00%	18.60%
			Risk Free Rate	0.09% - 5.03%	3.37%
	411	Option-Pricing Method and Probability-Weighted Expected Return Method	Term	3.00 - 4.00 Years	3.01
	1,914	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.52
			Expected Recovery Rate	18.75% - 100.00%	89.37%
Equity investments	39,268	Black Scholes Option Pricing Model	Revenue Multiples	0.70x - 14.00x	5.60x
			Volatility	35.00% - 90.00%	66.01%
			Term	1.50 - 4.00 Years	2.82
			Discount for Lack of Marketability	17.50% - 17.50%	17.50%
			Risk Free Rate	0.13% - 5.03%	3.82%
	1,157	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	20.00% - 20.00%	20.00%
			Term	0.50 - 1.50 Years	1.00
Total portfolio company investments	$800,775
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
Note 6. Borrowings
The following table shows the Company’s outstanding debt as of December 31, 2024 and December 31, 2023:

Liability (in thousands)	December 31, 2024			December 31, 2023
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$300,000	$5,000	$295,000	$350,000	$215,000	$135,000
2025 Notes	70,000	70,000	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	200,000	200,000	—
2027 Notes	125,000	125,000	—	125,000	125,000	—
Total before deferred financing and issuance costs	695,000	400,000	295,000	745,000	610,000	135,000
Unamortized deferred financing and issuance costs	—	(5,077)	—	—	(4,818)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$695,000	$394,923	$295,000	$745,000	$605,182	$135,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company’s unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Year Ended December 31,
	2024	2023	2022
Revolving Credit Facility
Interest cost	$7,255	$14,639	$5,546
Unused fee	1,248	884	1,289
Amortization of costs and other fees	2,606	1,936	1,690
Revolving Credit Facility Total	$11,109	$17,459	$8,525

2025 Notes
Interest cost	$3,150	$3,149	$3,150
Amortization of costs and other fees	217	208	203
2025 Notes Total	$3,367	$3,357	$3,353

2026 Notes
Interest cost	$9,000	$9,000	$9,000
Amortization of costs and other fees	443	449	443
2026 Notes Total	$9,443	$9,449	$9,443

2027 Notes
Interest cost	$6,250	$6,251	$5,208
Amortization of costs and other fees	279	279	232
2027 Notes Total	$6,529	$6,530	$5,440

Total interest expense and amortization of fees	$30,448	$36,795	$26,761
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). On July 22, 2022, the Credit Facility was amended to, among other things, extend the revolving period from November 30, 2022 to May 31, 2024 and the scheduled maturity date from May 31, 2024 to November 30, 2025 (unless otherwise terminated earlier pursuant to its terms), as well as change the floating rate from LIBOR to SOFR. On April 29, 2024, the Company and the Financing Subsidiary amended the Credit Facility to, among other things, extend the revolving period to August 31, 2024. On August 6, 2024, the Company and the Financing Subsidiary amended the Credit Facility to, among other things, (i) further extend the revolving period from August 31, 2024 to November 30, 2025, (ii) extend the scheduled maturity date from November 30, 2025 to May 30, 2027, (iii) adjust the advance rates based on the underlying asset type, (iv) revise certain events of default provisions and affirmative and negative covenants; and (v) reduce the total commitments to $300 million from $350 million. As of December 31, 2024, the Company had $300 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances.
As of December 31, 2024, borrowings under the Credit Facility bore interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 3.20% if facility utilization is greater than or equal to 75%, 3.35% if utilization is greater than or equal to 50% but less than 75%, 3.50% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate of up to 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of December 31, 2024 and December 31, 2023, the Company was in compliance with all covenants under the Credit Facility.

As of December 31, 2024 and December 31, 2023, the Company had outstanding borrowings under the Credit Facility of $5.0 million and $215.0 million, respectively, excluding deferred credit facility costs of $3.9 million and $2.7 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the years ended December 31, 2024 and 2023, the Company had average outstanding borrowings under the Credit Facility of $62.7 million and $175.7 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 8.92% and 8.84%, respectively.
As of December 31, 2024 and December 31, 2023, $332.0 million and $518.3 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $431.0 million and $460.5 million of assets unencumbered, respectively.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava. As of December 31, 2024 and December 31, 2023, the Company was in compliance with all covenants under the 2025 Notes.
The 2025 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.1 million of deferred issuance cost as of December 31, 2024, which is amortized and expensed over the five-year term of the 2025 Notes based on an effective yield method. As of December 31, 2024 and December 31, 2023, the fair value of the 2025 Notes was $70.3 million and $67.5 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

2026 Notes
On March 1, 2021, the Company completed a private debt offering of $200.0 million in aggregate principal amount of its 4.50% unsecured notes due March 1, 2026 (the “2026 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2026 Notes is payable semiannually on March 19 and September 19 each year.
The 2026 Notes are governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes. As of December 31, 2024 and December 31, 2023, the Company was in compliance with all covenants under the 2026 Notes.

The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.5 million of deferred issuance cost as of December 31, 2024, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. As of December 31, 2024 and December 31, 2023, the fair value of the 2026 Notes was $194.8 million and $188.2 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
2027 Notes
On February 28, 2022, the Company completed a private debt offering of $125.0 million in aggregate principal amount of its 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2027 Notes is payable semiannually on February 28 and August 28 each year.
The 2027 Notes are governed by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions applicable to the 2025 Notes and the 2026 Notes. As of December 31, 2024 and December 31, 2023, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.6 million of deferred issuance cost as of December 31, 2024, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of December 31, 2024 and December 31, 2023, the fair value of the 2027 Notes was $119.0 million and $116.5 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of December 31, 2024 and December 31, 2023:

Liability (in thousands)	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$5,000	$5,000	$—	$—	$215,000	$215,000
2025 Notes, net(1)	—	—	70,269	70,269	—	—	67,275	67,275
2026 Notes, net(2)	—	—	194,301	194,301	—	—	187,255	187,255
2027 Notes, net(3)	—	—	118,425	118,425	—	—	115,632	115,632
Total	$—	$—	$387,995	$387,995	$—	$—	$585,162	$585,162
_______________
(1)Net of debt issuance costs as of December 31, 2024 and December 31, 2023 of $0.1 million and $0.3 million, respectively.
(2)Net of debt issuance costs as of December 31, 2024 and December 31, 2023 of $0.5 million and $1.0 million, respectively.
(3)Net of debt issuance costs as of December 31, 2024 and December 31, 2023 of $0.6 million and $0.9 million, respectively.

Note 7. Commitments and Contingencies
Commitments
As of December 31, 2024 and December 31, 2023, the Company’s unfunded commitments totaled $104.5 million to 14 portfolio companies and $118.1 million to 14 portfolio companies, respectively, of which $9.1 million and $29.2 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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
The following table shows the Company’s unfunded commitments by portfolio company as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Overtime Sports Inc.	$22,858	$122	$22,858	$122
ActiveHours Inc.	15,000	61	15,000	—
Ao1 Holdings Inc.	11,003	104	—	—
Cresta Intelligence Inc.	10,000	33	—	—
Muon Space, Inc.	10,000	155	—	—
Corelight, Inc.	9,000	301	20,000	415
Minted Inc.	8,500	—	8,500	—
Project Affinity, Inc.	5,500	61	—	—
Panorama Education	4,280	—	—	—
Hover, Inc.	4,000	40	—	—
Ocrolus, Inc.	2,856	37	—	—
Hydrow, Inc.	543	—	—	—
FlashParking, Inc.	500	2	—	—
Parry Labs, LLC	500	4	—	—
McN Investments Ltd.	—	—	15,000	78
Savage X, Inc.	—	—	12,500	575
Frubana Inc.	—	—	8,790	205
NewStore Inc.	—	—	5,000	68
Foodology, Inc.	—	—	3,720	—
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	—	—	3,000	—
Jokr S.a.r.l.	—	—	1,499	95
Substack Inc.	—	—	1,000	13
Pair EyeWear, Inc.	—	—	1,000	10
Forum Brands Inc.	—	—	244	8
Total	$104,540	$920	$118,111	$1,589
_______________
(1)The Company did not have any backlog of potential future commitments as of December 31, 2024 and December 31, 2023. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $0.9 million and $1.6 million as of December 31, 2024 and December 31, 2023, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the years ended December 31, 2024 and 2023:

Commitments Activity (in thousands)	For the Year Ended December 31,
	2024	2023
Unfunded commitments at beginning of period(1)	$118,111	$324,010
New commitments(1)	174,976	31,529
Fundings	(135,117)	(125,254)
Expirations / Terminations	(53,430)	(112,174)
Unfunded commitments and backlog of potential future commitments at end of period	$104,540	$118,111
Backlog of potential future commitments	—	—
Unfunded commitments at end of period	$104,540	$118,111
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of December 31, 2024 and December 31, 2023:

Unfunded Commitments(1) (in thousands)	December 31, 2024	December 31, 2023
Dependent on milestones	$9,100	$29,220
Expiring during:
2024	$—	$86,754
2025	83,617	31,357
2026	20,923	—
Unfunded commitments	$104,540	$118,111
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of December 31, 2024 and December 31, 2023, the Company did not have any backlog of potential future commitments.

Note 8. Financial Highlights
The following table shows the financial highlights for the years ended December 31, 2024, 2023, 2022, 2021 and 2020:

Financial Highlights (in thousands, except per share data)	For the Year Ended December 31,
	2024	2023	2022	2021	2020
Per Share Data(1)
Net asset value at beginning of period	$9.21	$11.88	$14.01	$12.97	$13.34
Changes in net asset value due to:
Net investment income	1.40	2.07	1.94	1.33	1.57
Net realized gains (losses) on investments	(0.84)	(2.12)	(1.41)	(0.65)	0.28
Net change in unrealized gains (losses) on investments	0.23	(1.03)	(1.14)	1.81	(0.69)
Net increase (decrease) from capital share transactions(1)	0.01	0.01	0.03	—	0.01
Net realized losses on extinguishment of debt	—	—	—	(0.02)	—
Distributions from net investment income	(1.40)	(1.60)	(1.55)	(1.28)	(1.44)
Distributions from realized gains on investments	—	—	—	(0.16)	(0.10)
Net asset value at end of period	$8.61	$9.21	$11.88	$14.01	$12.97

Net investment income per share	$1.40	$2.07	$1.94	$1.33	$1.57
Net increase (decrease) in net assets resulting from operations per share	$0.82	$(1.12)	$(0.61)	$2.47	$1.16
Weighted average shares of common stock outstanding for period	39,101	35,706	32,690	30,936	30,566
Shares of common stock outstanding at end of period	40,137	37,620	35,348	31,011	30,871

Ratios / Supplemental Data
Net asset value at beginning of period	$346,306	$419,940	$434,491	$400,435	$332,506
Net asset value at end of period	$345,687	$346,306	$419,940	$434,491	$400,435
Average net asset value	$354,715	$397,328	$438,165	$407,195	$408,182
Stock price at end of period	$7.38	$10.86	$10.43	$17.96	$13.04

Total return based on net asset value per share(2)	12.2%	(10.3)%	(3.3)%	19.9%	14.2%
Total return based on stock price(3)	(18.5)%	20.6%	(33.7)%	52.8%	7.7%

Net investment income to average net asset value	15.4%	18.6%	14.5%	10.1%	11.7%
Net increase (decrease) in net assets to average net asset value	9.0%	(10.0)%	(4.6)%	18.8%	8.6%
Ratio of expenses to average net asset value	15.3%	16.0%	12.8%	11.4%	10.6%
Operating expenses excluding incentive fees to average net asset value	15.3%	16.0%	11.2%	8.8%	8.5%
Income incentive fees to average net asset value	—%	—%	1.5%	2.5%	2.1%
Capital gains incentive fees to average net asset value	—%	—%	—%	—%	—%
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

The following table shows the weighted average annualized portfolio yield on debt investments for the years ended December 31, 2024, 2023, 2022, 2021 and 2020:

Ratios (Percentages, on an annualized basis)(1)	For the Year Ended December 31,
	2024	2023	2022	2021	2020
Weighted average portfolio yield on debt investments(2)	15.7%	15.4%	14.7%	13.7%	13.8%
Coupon income	12.1%	12.1%	10.8%	9.7%	9.8%
Accretion of discount	0.9%	0.9%	0.8%	0.9%	1.0%
Accretion of end-of-term payments	1.5%	1.7%	1.8%	1.5%	1.7%
Impact of prepayments during the period	1.2%	0.7%	1.3%	1.6%	1.3%
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
Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the years ended December 31, 2024, 2023 and 2022:

Basic and Diluted Share Information (in thousands, except per share data)	For the Year Ended December 31,
	2024	2023	2022
Net investment income	$54,548	$73,806	$63,555
Net increase (decrease) in net assets resulting from operations	$32,046	$(39,821)	$(20,070)
Weighted average shares of common stock outstanding	39,101	35,706	32,690
Net investment income per share of common stock	$1.40	$2.07	$1.94
Net increase (decrease) in net assets resulting from operations per share of common stock	$0.82	$(1.12)	$(0.61)
Note 10.    Equity
Since inception through December 31, 2024, the Company issued 34,999,352 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, a registered follow-on offering in 2020 and a registered follow-on offering in 2022. The Company received net proceeds from these offerings of $488.1 million, net of the portion of the underwriting sales load and offering costs paid by the Company. Included in the $488.1 million of net proceeds from these offerings is $55.3 million in net proceeds from the Company’s issuance in August 2022 of an aggregate of 4,161,807 shares of common stock in a registered follow-on offering pursuant to an underwriting agreement by and among the Company, the Adviser and the Administrator, on the one hand, and Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in the underwriting agreement. 411,807 of the shares issued in August 2022 were issued pursuant to the underwriters’ option to purchase additional shares.
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
During the year ended December 31, 2024, the Company sold 2,126,711 shares of common stock under the 2022 Sales Agreement and the 2024 Sales Agreement. For the same period, the Company received total net proceeds of $19.4 million. As of December 31, 2024, $56.5 million in shares remained available for sale under the Current ATM Program.

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
The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the years ended December 31, 2024, 2023 and 2022:

Issuance of Common Stock for the Year Ended December 31, 2024 (in thousands, except for share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2024 distribution reinvestment	3/29/2024	93	$828	$—	$—	$8.87
First quarter 2024 ATM offering(1)	3/12/2024	133	1,308	20	33	$9.88
Second quarter 2024 distribution reinvestment	6/28/2024	113	859	—	—	$7.63
Second quarter 2024 ATM offering	(2)	1,994	18,511	278	63	$9.28
Third quarter 2024 distribution reinvestment	9/30/2024	96	646	—	—	$6.71
Fourth quarter 2024 distribution reinvestment	12/27/2024	88	614	—	—	$6.94
Total issuance		2,517	$22,766	$298	$96
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
The Company had 40,137,371 and 37,620,109 shares of common stock outstanding as of December 31, 2024 and December 31, 2023, respectively.

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
For the tax years ended December 31, 2024 and December 31, 2023, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $1.6 million and $1.5 million for the tax years ended December 31, 2024 and December 31, 2023, respectively.

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to December 31, 2024. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2023, 2022, 2018 and 2017, distributions represent ordinary income as the Company's earnings exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
March 31, 2024	February 27, 2024	March 14, 2024	March 29, 2024	0.40
June 30, 2024	April 24, 2024	June 14, 2024	June 28, 2024	0.40
September 30, 2024	July 31, 2024	September 16, 2024	September 30, 2024	0.30
December 31, 2024	October 30, 2024	December 13, 2024	December 27, 2024	$0.30
			Total cash distributions	$16.05
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 (commencement of operations) through March 31, 2014.
(2)Represents a special distribution.

It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the years ended December 31, 2024 and 2023, the Company recorded $1.6 million and $1.4 million, respectively, for an excise tax accrual. For the years ended December 31, 2024 and 2023, total distributions of $1.40 per share and $1.60 per share were declared and paid, respectively, and represented distributions from ordinary income. No provision for income tax was recorded in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023. As of December 31, 2024, the Company estimated it had undistributed taxable earnings from net investment income of $43.4 million, or $1.08 per share. Since March 5, 2014 (commencement of operations) to December 31, 2024, total distributions of $16.05 per share have been paid.
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
It is the Company’s intention to distribute 100% of its annual taxable income to its stockholders and thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022.
In addition, during the years ended December 31, 2024 and 2023, the Company adjusted net assets for permanent differences between financial reporting and tax reporting. These differences relate to non-deductible excise taxes that were reclassified between the following components of net assets:

	For the Year Ended December 31,
(in thousands)	2024	2023
Paid-in capital in excess of par value	$(1,562)	$(1,413)
Undistributed net investment income	1,562	1,413
Realized gains (losses)	—	—
For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains, or a combination thereof. During the year ended December 31, 2024, the Company distributed $55.0 million through four regular quarterly distributions. During the year ended December 31, 2023, the Company distributed $57.6 million through four regular quarterly distributions. The tax character of distributions paid for the years ended December 31, 2024 and 2023 was $55.0 million and $57.6 million, respectively, from ordinary income. The Company expects to distribute $43.4 million of undistributed taxable income in 2025 to meet its intention of distributing all of its taxable income earned in the calendar year 2024. The amount of undistributed taxable income in the calendar year 2024 arises from $43.4 million of excess ordinary income. The Company distributed $41.5 million of undistributed taxable income in 2024 to meet its intention of distributing all of its taxable income earned in the calendar year 2023. The tax cost of investments is $697.0 million as of December 31, 2024. As of December 31, 2024 the Company has $191.1 million capital loss carryforwards available to offset future realized capital gains.

As of December 31, 2024 and 2023, the components of distributable earnings on a tax basis are as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023
Undistributed ordinary income	$43,408	$41,501
Capital gains/(losses) carryforward	(191,118)	(156,589)
Unrealized gains (losses)	(20,723)	(31,916)
Total	$(168,433)	$(147,004)
For the year ended December 31, 2024, the Company paid $1.5 million of U.S. federal excise tax and had $1.6 million accrued but unpaid U.S. federal excise tax as of the balance sheet date. For the year ended December 31, 2023, the Company paid $726,000 of U.S. federal excise tax and had $1.5 million accrued but unpaid U.S. federal excise tax as of the balance sheet date.
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
Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2021-2024 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The Company may remain subject to examination by the state taxing authorities for an additional year depending on the jurisdiction.
Note 13. Operating Segments
The Chief Executive Officer and Chief Financial Officer, collectively, act as the Company’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Company. The CODM has concluded that the Company operates as a single operating segment based on the fact that the Company has a single investment objective to maximize the Company’s total return to stockholders primarily in the form of current income from secured loans, and secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments to venture capital-backed companies, against which the CODM assesses the performance. The financial information provided to and reviewed by the CODM include consolidated net investment income and consolidated net increase (decrease) in net assets resulting from operations. As the Company operates as a single segment, the measure of segment profit and segment assets, is presented within the Company’s consolidated financial statements
Note 14. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2024, except as discussed below.
2028 Notes
On January 23, 2025, the Company entered into a Note Purchase Agreement (the “2025 Note Purchase Agreement”) governing the issuance of $50,000,000 in aggregate principal amount of senior unsecured notes due February 2028 with a fixed interest rate of 8.11% per year (the “2028 Notes”) to qualified institutional investors in a private placement. The 2028 Notes were delivered and paid for on February 12, 2025 and mature on February 12, 2028, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms.
Interest on the 2028 Notes will be due semiannually on February 12 and August 12 of each year, beginning on August 12, 2025. The 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of the Company’s property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2028 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness.

The 2025 Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens and restricted payments. In addition, the 2025 Note Purchase Agreement contains the following financial covenants: (1) a minimum asset coverage ratio of 1.50 to 1.00; (2) a minimum interest coverage ratio of 1.25 to 1.00; and (3) maintenance of minimum stockholders’ equity to not be less than (a) the higher of (i) $236,776,000 and (ii) an amount equal to 65% of the Company’s stockholders’ equity as of December 31, 2024, plus (b) 65% of the net proceeds from the sale of the Company’s equity interests after the relevant date. In addition, the stated interest rate on the 2028 Notes is subject to a step up of 1.00% per year, to the extent that (1) the 2028 Notes do not satisfy certain investment grade rating conditions and/or (2) the ratio of its payment-in-kind income to net investment income during a six-month period exceeds specified thresholds, measured as of each fiscal quarter end.
The 2025 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, if any, certain judgements and orders, certain events of bankruptcy, and breach of a key man clause with respect to Messrs. Labe and Srivastava.
The 2028 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The 2028 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
Distribution
On February 25, 2025, the Board declared a $0.30 per share regular quarterly distribution payable on March 31, 2025 to stockholders of record on March 17, 2025.
Recent Portfolio Activity
From January 1, 2025 through March 4, 2025, the Company closed $53.0 million of additional debt commitments and funded $23.5 million in new investments. TPC’s direct originations platform entered into $214.5 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.

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
Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which is set forth above under the heading “Reports of Independent Registered Public Accounting Firm” in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Fees and Expenses
The information in the following table is being provided to update, as of December 31, 2024, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-277680), declared effective by the SEC on April 18, 2024, as supplemented by the prospectus supplement relating to our Current ATM Program. The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K, or any filing under the Securities Act into which this Annual Report on Form 10-K is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.
Except as noted below, the following percentages were calculated based on actual expenses incurred in the year ended December 31, 2024 and net assets as of December 31, 2024, and do not include events occurring subsequent thereto. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission payable by us (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as a percentage of net assets attributable to common stock):
Base management fee payable under the Advisory Agreement	4.33%	(4)
Incentive fee payable under the Advisory Agreement (20% of net investment income and realized capital gains)	3.16%	(5)
Interest payments on borrowed funds	8.81%	(6)
Other expenses	2.51%	(7)
Total annual expenses	18.81%
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
(4)Our base management fee, payable quarterly in arrears, is calculated at an annual rate of 1.75% of our average adjusted gross assets, including assets purchased with borrowed amounts and other forms of leverage. See “Item 1. Business-Management Agreements-Investment Advisory Agreement” in this Annual Report on Form 10-K for more information.

(5)Assumes that annual incentive fees earned by our Adviser remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the year ended December 31, 2024 adjusted for any equity issuances. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable. Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since March 5, 2014. Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.
(6)“Interest payments on borrowed funds” represent our estimated annual interest payment, fees and credit facility expenses and are based on results of operations for the year ended December 31, 2024, including with respect to the Credit Facility, the 2025 Notes, the 2026 Notes and the 2027 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board’s and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)“Other expenses” represent our estimated amounts for the current fiscal year, which are based upon the results of our operations for the year ended December 31, 2024, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (1)	$157	$421	$633	$993
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized capital gains	$167	$444	$660	$1,015
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

Financial Highlights
The following table shows the financial highlights for the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015. The most recent five years ended December 31, 2024, 2023, 2022, 2021 and 2020 have been audited. Refer to “Note 8. Financial Highlights” in the notes to the consolidated financial statements.

Financial Highlights (in thousands, except per share data)	For the Year Ended December 31, or as of December 31,
	2024	2023	2022	2021	2020
Per Share Data(1)(2)
Net asset value at beginning of period	$9.21	$11.88	$14.01	$12.97	$13.34
Changes in net asset value due to:
Net investment income	1.40	2.07	1.94	1.33	1.57
Net realized gains (losses) on investments	(0.84)	(2.12)	(1.41)	(0.65)	0.28
Net change in unrealized gains (losses) on investments	0.23	(1.03)	(1.14)	1.81	(0.69)
Net increase (decrease) from capital share transactions(2)	0.01	0.01	0.03	—	0.01
Net realized losses on extinguishment of debt	—	—	—	(0.02)	—
Distributions from net investment income	(1.40)	(1.60)	(1.55)	(1.28)	(1.44)
Distributions from realized gains on investments	—	—	—	(0.16)	(0.10)
Distributions from return of capital	—	—	—	—	—
Net asset value at end of period	$8.61	$9.21	$11.88	$14.01	$12.97

Net investment income per share	$1.40	$2.07	$1.94	$1.33	$1.57
Net increase in net assets resulting from operations per share	$0.82	$(1.12)	$(0.61)	$2.47	$1.16
Weighted average shares of common stock outstanding for period	39,101	35,706	32,690	30,936	30,566
Shares of common stock outstanding at end of period	40,137	37,620	35,348	31,011	30,871

Ratios / Supplemental Data
Net asset value at beginning of period	$346,306	$346,306	$434,491	$400,435	$332,506
Net asset value at end of period	$345,687	$346,306	$419,940	$434,491	$400,435
Average net asset value	$354,715	$397,328	$438,165	$407,195	$408,182
Stock price at end of period	$7.38	$10.86	$10.43	$17.96	$13.04

Total return based on net asset value per share(3)	12.2%	(10.3)%	(3.3)%	19.9%	14.2%
Total return based on stock price(4)	(18.5)%	20.6%	(33.7)%	52.8%	7.7%

Net investment income to average net asset value	15.4%	18.6%	14.5%	10.1%	11.7%
Net increase (decrease) in net assets to average net asset value	9.0%	(10.0)%	(4.6)%	18.8%	8.6%
Ratio of expenses to average net asset value	15.3%	16.0%	12.8%	11.4%	10.6%
Operating expenses excluding incentive fees to average net asset value	15.3%	16.0%	11.2%	8.8%	8.5%
Income incentive fees to average net asset value	—%	—%	1.5%	2.5%	2.1%
Capital gains incentive fees to average net asset value	—%	—%	—%	—%	—%

Financial Highlights (in thousands, except per share data)	For the Year Ended December 31, or as of December 31,
	2019	2018	2017	2016	2015
Per Share Data(1)(2)
Net asset value at beginning of period	$13.50	$13.25	$13.51	$14.21	$14.61
Changes in net asset value due to:
Net investment income	1.54	1.71	1.61	1.42	1.46
Net realized gains (losses) on investments	(0.02)	0.08	(0.01)	(1.28)	(0.02)
Net change in unrealized gains (losses) on investments	(0.24)	(0.01)	(0.35)	0.55	(0.40)
Net increase (decrease) from capital share transactions(2)	—	0.01	—	0.05	—
Net realized losses on extinguishment of debt	—	—	(0.07)	—	—
Distributions from net investment income	(1.42)	(1.54)	(1.44)	(0.24)	(1.44)
Distributions from realized gains on investments	(0.02)	—	—	—	—
Distributions from return of capital	—	—	—	(1.20)	—
Net asset value at end of period	$13.34	$13.50	$13.25	$13.51	$14.21

Net investment income per share	$1.54	$1.71	$1.61	$1.42	$1.46
Net increase in net assets resulting from operations per share	$1.28	$1.78	$1.18	$0.69	$1.03
Weighted average shares of common stock outstanding for period	24,844	20,488	16,324	16,160	15,042
Shares of common stock outstanding at end of period	24,923	24,780	17,730	15,981	16,302

Ratios / Supplemental Data
Net asset value at beginning of period	$334,531	$234,945	$215,863	$231,646	$144,979
Net asset value at end of period	$332,506	$334,531	$234,945	$215,863	$231,646
Average net asset value	$343,919	$275,889	$219,457	$218,881	$218,623
Stock price at end of period	$14.22	$10.89	$12.69	$11.78	$11.96

Total return based on net asset value per share(3)	9.5%	16.0%	9.6%	8.9%	9.5%
Total return based on stock price(4)	44.7%	(2.3)%	20.4%	12.9%	(9.4)%

Net investment income to average net asset value	11.1%	12.7%	12.0%	10.5%	10.0%
Net increase (decrease) in net assets to average net asset value	9.2%	13.3%	8.8%	5.1%	7.1%
Ratio of expenses to average net asset value	10.2%	10.8%	11.5%	9.4%	9.2%
Operating expenses excluding incentive fees to average net asset value	7.9%	7.6%	8.9%	8.1%	7.3%
Income incentive fees to average net asset value	2.4%	3.2%	2.6%	1.3%	2.0%
Capital gains incentive fees to average net asset value	—%	—%	0.0%	0.0%	(0.1)%
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

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
We have adopted a code of business conduct and ethics that applies to directors, officers and employees of the Company. This code of ethics is published under the “Governance Documents” tab on our website at www.tpvg.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.
In addition, we have adopted Insider Trading Policies and Procedures (the “Insider Trading Policy”), which, among other things, govern the purchase, sale, and/or other disposition of the Company’s securities by the Company’s directors and officers, and which the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
(b)Exhibits
    The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate(3)

4.2	Indenture between TriplePoint Venture Growth BDC Corp. and U.S. National Bank Association, as trustee, dated July 31, 2015(4)

4.3	Master Note Purchase Agreement, dated March 19, 2020, by and among TriplePoint Venture Growth BDC Corp and the Purchasers party thereto(13)

4.4	Form of 4.50% Series 2020A Senior Note, due March 19, 2025 (incorporated by reference to Exhibit 4.3 hereto)

4.5	First Supplement to Master Note Purchase Agreement, dated as of March 1, 2021, by and among TriplePoint Venture Growth BDC Corp. and the Additional Purchasers party thereto(14)

4.6	Form of 4.50% Series 2021A Senior Note, due March 1, 2026 (incorporated by reference to Exhibit 4.5 hereto)

4.7	Second Supplement to Master Note Purchase Agreement, dated as of February 28, 2022, by and among TriplePoint Venture Growth BDC Corp. and the Additional Purchasers party thereto(16)

4.8	Form of 5.00% Series 2022A Senior Note, due February 28, 2027 (incorporated by reference to Exhibit 4.7 hereto)

4.9	Note Purchase Agreement, dated January 23, 2025, by and among the Company and the Purchasers party thereto(***)(22)

4.10	Form of 8.11% Senior Note, due February 12, 2028 (incorporated by reference to Exhibit 4.9 hereto)

4.11	Description of TriplePoint Venture Growth BDC Corp.’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934(15)

10.1	Dividend Reinvestment Plan(5)

10.2	Investment Advisory Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Advisers LLC, dated February 18, 2014(6)

10.3	Administration Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Administrator LLC, dated February 18, 2014(7)

10.4	License Agreement between TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, dated February 18, 2014(8)

10.5	Form of Indemnification Agreement between TriplePoint Venture Growth BDC Corp. and each of its directors and executive officers(9)

10.6
Loan Financing and Servicing Agreement, dated as of February 21, 2014, among TPVG Variable Funding Company LLC, as borrower, TriplePoint Venture Growth BDC Corp., individually and as collateral manager and as sole equityholder of the borrower, Vervent Inc., as backup collateral manager, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, Deutsche Bank Trust Company Americas, as paying agent, Computershare Trust Company, N.A. as custodian and the other agents parties thereto, as amended and conformed through Amendment No. 17 dated August 6, 2024(***)(21)

10.7	Pledge Agreement between TriplePoint Venture Growth BDC Corp., TPVG Variable Funding Company LLC and Deutsche Bank AG, dated February 21, 2014(10)

10.8	Blocked Account Control Agreement between TPVG Variable Funding Company LLC, Deutsche Bank AG and U.S. Bank, National Association, dated February 21, 2014(11)

10.9	Securities Purchase Agreement, dated as of October 25, 2017, by and between the Company and James P. Labe, Sajal K. Srivastava, and Andrew J. Olson(12)

10.10	Sales Agreement, dated as of September 30, 2022, by and among TriplePoint Venture Growth BDC Corp., TriplePoint Advisers LLC, TriplePoint Administrator LLC and UBS Securities LLC(17)

10.11	Form of Custody Agreement, dated as of January 30, 2023, by TriplePoint Venture Growth BDC Corp. and KeyBank National Association(18)

10.12	Sales Agreement, dated as of May 2, 2024, by and among the Company, TriplePoint Advisers LLC, TriplePoint Administrator LLC and the Sales Agent(20)

19.1	Insider Trading Policies and Procedures(*)

21.1	List of Subsidiaries(*)

23.1	Consent of Deloitte & Touche LLP(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

97.1	Clawback Policy(19)

99.1	Report of Deloitte & Touche LLP on Senior Securities Table(*)

99.2	Income Incentive Fee Waiver delivered to TriplePoint Venture Growth BDC Corp. by TriplePoint Advisers LLC, dated November 5, 2024(23)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(*)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(4)Incorporated by reference to Exhibit (1) to the Registrant’s Form 8-A (File No. 001-36328) on August 4, 2015.

(5)Incorporated by reference to Exhibit (e) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.
(6)Incorporated by reference to Exhibit (g) to the Registrant’s Pre-Effective Amendment No. 2 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on February 24, 2014.
(7)Incorporated by reference to Exhibit (k)(1) to the Registrant’s Pre-Effective Amendment No. 2 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on February 24, 2014.
(8)Incorporated by reference to Exhibit (k)(2) to the Registrant’s Pre-Effective Amendment No. 2 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on February 24, 2014.
(9)Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-Effective Amendment No. 1 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on January 22, 2014.
(10)Incorporated by reference to Exhibit (k)(9) to the Registrant’s Pre-Effective Amendment No. 3 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on March 3, 2014.
(11)Incorporated by reference to Exhibit (k)(10) to the Registrant’s Pre-Effective Amendment No. 3 to TriplePoint Venture Growth BDC Corp.’s registration statement on Form N-2 (File No. 333-191871) filed on March 3, 2014.
(12)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on October 26, 2017.
(13)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 19, 2020.
(14)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 1, 2021.
(15)Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-K (File No. 814-01044) filed on March 4, 2020.
(16)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 1, 2022.
(17)Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01044) filed on September 30, 2022.
(18)Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K (File No. 814-01044) filed on March 1, 2023.
(19)Incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K (File No. 814-01044) filed on March 6, 2024.
(20)Incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on May 2, 2024.
(21)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on August 7, 2024.
(22)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on January 29, 2025.
(23)Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-Q (File No. 814-01044) filed on November 6, 2024.
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

TriplePoint Venture Growth BDC Corp.
Date: March 5, 2025	By:	/s/ JAMES P. LABE
James P. Labe
Chief Executive Officer and Chairman
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 5, 2025.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	James P. Labe		March 5, 2025

By:	/s/ MIKE L. WILHELMS	Chief Financial Officer (Principal Financial and Accounting Officer)
	Mike L. Wilhelms		March 5, 2025

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President, Secretary, Treasurer and Director
	Sajal K. Srivastava		March 5, 2025

By:	/s/ GILBERT E. AHYE	Director
	Gilbert E. Ahye		March 5, 2025

By:	/s/ STEVEN P. BIRD	Director
	Steven P. Bird		March 5, 2025

By:	/s/ STEPHEN A. CASSANI	Director
	Stephen A. Cassani		March 5, 2025

By:	/s/ CYNTHIA M. FORNELLI	Director
	Cynthia M. Fornelli		March 5, 2025

By:	/s/ KATHERINE J. PARK	Director
	Katherine J. Park		March 5, 2025

By:	/s/ KIMBERLEY H. VOGEL	Director
	Kimberley H. Vogel		March 5, 2025