Form 10-Q
period 2025-06-30
TriplePoint Venture Growth BDC Corp.
filed 2025-08-06
CIK 1580345

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
There were 40,323,741 shares of the Registrant’s common stock outstanding as of August 5, 2025.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets	(unaudited)
Investments at fair value (amortized cost of $753,741 and $713,732, respectively)	$717,885	$676,249
Cash and cash equivalents	62,391	45,899
Restricted cash	147	32,828
Deferred credit facility costs	3,096	3,904
Prepaid expenses and other assets	4,731	4,160
Total assets	$788,250	$763,040

Liabilities
Revolving Credit Facility	$50,000	$5,000
2025 Notes, net	—	69,948
2026 Notes, net	199,701	199,483
2027 Notes, net	124,531	124,396
2028 Notes, net	49,362	—
Base management fee payable	3,268	3,408
Income incentive fee payable	—	—
Other accrued expenses and liabilities	12,711	15,118
Total liabilities	$439,573	$417,353
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	403	401
Paid-in capital in excess of par value	514,956	513,719
Total distributable earnings (loss)	(166,682)	(168,433)
Total net assets	$348,677	$345,687
Total liabilities and net assets	$788,250	$763,040

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	40,324	40,137
Net asset value per share	$8.65	$8.61

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment income
Interest income from investments	$17,254	$22,769	$35,082	$47,510
Payment-in-kind interest income	5,250	3,821	9,007	7,608
Other income
Expirations/terminations of unfunded commitments	33	—	456	294
Other fees	739	517	1,185	969
Total investment and other income	23,276	27,107	45,730	56,381

Operating expenses
Base management fee	3,268	3,832	6,593	8,134
Income incentive fee	1,259	—	1,259	—
Interest expense and amortization of fees	6,732	8,702	13,103	15,713
Administration Agreement expenses	629	648	1,232	1,259
General and administrative expenses	1,372	1,321	2,789	3,148
Total operating expenses before Income incentive fee waiver	13,260	14,503	24,976	28,254
Income incentive fee waiver	(1,259)	—	(1,259)	—
Total operating expenses net of Income incentive fee waiver	12,001	14,503	23,717	28,254

Net investment income	11,275	12,604	22,013	28,127

Net realized and unrealized gains/(losses)
Net realized gains (losses) on investments	(32)	(18,846)	2,222	(27,653)
Net change in unrealized gains (losses) on investments	1,931	14,859	1,628	16,122
Net realized and unrealized gains/(losses)	1,899	(3,987)	3,850	(11,531)

Net increase (decrease) in net assets resulting from operations	$13,174	$8,617	$25,863	$16,596

Per share information (basic and diluted)
Net investment income per share	$0.28	$0.33	$0.55	$0.74
Net increase (decrease) in net assets per share	$0.33	$0.22	$0.64	$0.43
Weighted average shares of common stock outstanding	40,234	38,729	40,186	38,189

Regular distributions declared per share	$0.30	$0.40	$0.60	$0.80

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of March 31, 2024	37,846	$378	$495,015	$(154,126)	$341,267
Net increase (decrease) in net assets resulting from operations	—	—	—	8,617	8,617
Issuance of common stock, net	1,994	20	18,150	—	18,170
Distributions reinvested in common stock	113	1	858	—	859
Distributions from distributable earnings	—	—	—	(15,936)	(15,936)
Balance as of June 30, 2024	39,953	$399	$514,023	$(161,445)	$352,977

Balance as of March 31, 2025	40,233	$402	$514,351	$(167,785)	$346,968
Net increase (decrease) in net assets resulting from operations	—	—	—	13,174	13,174
Issuance of common stock, net	—	—	—	—	—
Distributions reinvested in common stock	91	1	605	—	606
Distributions from distributable earnings	—	—	—	(12,071)	(12,071)
Balance as of June 30, 2025	40,324	$403	$514,956	$(166,682)	$348,677

Balance as of December 31, 2023	37,620	$376	$492,934	$(147,004)	$346,306
Net increase (decrease) in net assets resulting from operations	—	—	—	16,596	16,596
Issuance of common stock, net	2,127	21	19,404	—	19,425
Distributions reinvested in common stock	206	2	1,685	—	1,687
Distributions from distributable earnings	—	—	—	(31,037)	(31,037)
Balance as of June 30, 2024	39,953	$399	$514,023	$(161,445)	$352,977

Balance as of December 31, 2024	40,137	$401	$513,719	$(168,433)	$345,687
Net increase (decrease) in net assets resulting from operations	—	—	—	25,863	25,863
Issuance of common stock, net	—	—	—	—	—
Distributions reinvested in common stock	187	2	1,237	—	1,239
Distributions from distributable earnings	—	—	—	(24,112)	(24,112)
Balance as of June 30, 2025	40,324	$403	$514,956	$(166,682)	$348,677

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$25,863	$16,596
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(109,257)	(52,118)
Principal payments and proceeds from investments	86,260	138,918
Payment-in-kind interest on investments	(9,007)	(7,608)
Net change in unrealized (gains) losses on investments	(1,628)	(16,122)
Net realized (gains) losses on investments	(2,222)	27,653
Amortization and (accretion) of premiums and discounts, net	(4,042)	(1,996)
(Accretion) reduction of end-of-term payments, net of prepayments	(1,739)	(352)
Amortization of debt fees and issuance costs	1,312	1,231
Change in operating assets and liabilities:
Prepaid expenses and other assets	(571)	(1,932)
Base management fee payable	(140)	(658)
Income incentive fee payable	—	—
Other accrued expenses and liabilities	(2,407)	(9,036)
Net cash (used in) provided by operating activities	(17,578)	94,576
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	45,000	55,000
Repayments under revolving credit facility	—	(260,000)
Distributions paid	(22,873)	(29,350)
Deferred credit facility costs	—	(558)
Proceeds from issuance of 2028 Notes	50,000	—
Debt issuance costs	(738)	—
Repayment of 2025 Notes	(70,000)	—
Proceeds from the issuance of common stock, net	—	19,425
Net cash provided by (used in) financing activities	1,389	(215,483)
Net change in cash, cash equivalents and restricted cash	(16,189)	(120,907)
Cash, cash equivalents and restricted cash at beginning of period	78,727	171,582
Cash, cash equivalents and restricted cash at end of period	$62,538	$50,675

	For the Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$62,391	$50,434
Restricted cash	147	241
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$62,538	$50,675

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,452	$12,566
Distributions reinvested	$1,239	$1,687
Excise tax paid	$1,562	$1,470

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of June 30, 2025
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Loft Orbital Solutions Inc.	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	11/21/2023	$838	$846	$846	11/30/2027
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	3,445	3,469	3,469	12/31/2027
	Growth Capital Loan (Prime + 6.75% interest rate, 10.00% floor, 5.00% EOT payment)	12/27/2023	4,306	4,336	4,336	12/31/2027
			8,589	8,651	8,651
Parry Labs, LLC	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 5.00% EOT payment)	12/20/2024	19,500	19,341	19,341	11/30/2028
	Revolver (Prime + 2.50% interest rate, 10.25% floor, 3.00% EOT payment)(2)	3/12/2025	233	233	233	12/20/2026
			19,733	19,574	19,574
Total Aerospace and Defense - 8.09%*			28,322	28,225	28,225

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	2,902	2,779	2,779	11/30/2026
	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	7,000	7,270	7,270	12/31/2026
			9,902	10,049	10,049
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% cash interest rate + 2.50% PIK interest, 12.75% floor)	6/26/2024	20,520	20,281	20,281	5/31/2027
Farmer's Business Network, Inc.	Convertible Note (15.00% interest rate)(2)	9/28/2023	14	14	14	9/27/2025
NewStore Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 6.25% EOT payment)(2)	1/29/2024	2,500	2,538	2,538	1/31/2027
Total Business Applications Software - 9.43%*			32,936	32,882	32,882

Business Products and Services
Equafin Corp.	Growth Capital Loan (Prime + 1.25% interest rate, 8.00% floor, 3.50% EOT payment)(2)	4/17/2025	123	122	122	4/1/2028
Muon Space, Inc.	Growth Capital Loan (Prime + 0.00% interest rate, 7.00% floor, 6.00% EOT payment)	5/30/2025	2,300	2,260	2,260	11/1/2027
Quick Commerce Ltd(1)(3)	Growth Capital Loan (6.00% PIK interest, 7.50% EOT payment)(2)	5/4/2022	11,658	10,064	9,300	12/31/2028
	Growth Capital Loan (6.00% PIK interest, 7.50% EOT payment)(2)	10/19/2023	1,110	959	886	12/31/2028
Total Business Products and Services - 3.60%*			15,191	13,405	12,568

Business/Productivity Software
Ao1 Holdings, Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 7.75% floor, 3.00% EOT payment)	12/13/2024	3,997	3,978	3,978	12/1/2027
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest, 5.48% EOT payment)(2)	6/1/2025	13,253	13,870	12,084	5/1/2027
	Growth Capital Loan (12.00% PIK interest, 5.48% EOT payment)(2)	6/1/2025	16,586	17,199	15,145	5/1/2027
	Growth Capital Loan (12.00% PIK interest, 4.52% EOT payment)(2)	6/1/2025	3,355	3,355	3,099	5/1/2027
	Growth Capital Loan (12.00% PIK interest)(2)	6/1/2025	2,314	2,313	1,956	5/1/2027
			35,508	36,737	32,284
Total Business/Productivity Software - 10.40%*			39,505	40,715	36,262

Consumer Non-Durables
Don't Run Out, Inc.	Growth Capital Loan (Prime + 8.75% interest rate, 16.25% floor, 11.00% EOT payment)	12/30/2021	1,000	1,094	1,094	10/31/2025
	Growth Capital Loan (Prime + 5.00% interest rate, 12.50% floor, 9.00% EOT payment)	10/31/2022	185	263	263	10/31/2025
Total Consumer Non-Durables - 0.39%*			1,185	1,357	1,357

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of June 30, 2025
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Products and Services
Fiton Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	2/29/2024	$8,889	$8,803	$8,803	8/1/2027
	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	3/8/2024	1,111	1,100	1,100	9/1/2027
	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	6/28/2024	1,000	986	986	12/1/2027
			11,000	10,889	10,889
Flink SE(1)(3)	Growth Capital Loan (9.75% PIK interest, 6.75% EOT payment)(2)	7/5/2022	14,351	14,748	10,548	8/31/2028
	Growth Capital Loan (9.75% PIK interest, 6.75% EOT payment)(2)	10/21/2022	14,351	14,692	10,548	8/31/2028
			28,702	29,440	21,096
Frubana Inc.(1)(3)	Growth Capital Loan (Prime + 6.25% interest rate, 9.75% floor, 5.00% EOT payment)(2)	1/25/2023	122	128	47	1/31/2027
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)(2)	4/3/2023	2,948	3,234	1,134	10/31/2026
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 7.50% EOT payment)(2)	10/3/2023	8,000	8,202	3,077	10/31/2026
			11,070	11,564	4,258
Hydrow, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 9.00% EOT payment)	12/30/2024	16,657	16,752	15,218	12/1/2027
	Revolver (Prime + 2.00% interest rate, 9.75% floor, 7.00% EOT payment)(2)	12/30/2024	9,438	9,438	8,719	12/31/2026
			26,095	26,190	23,937
JOKR S.à r.l.(1)(3)	Growth Capital Loan (14.50% PIK interest, 14.00% EOT payment)(2)	11/3/2021	2,987	3,152	2,720	12/31/2026
	Growth Capital Loan (18.25% PIK interest, 14.00% EOT payment)(2)	8/17/2022	1,155	1,182	1,069	12/31/2026
	Revolver (Prime + 5.75% PIK interest, 9.00% floor, 3.00% EOT payment)(2)	11/2/2021	529	566	527	6/30/2026
			4,671	4,900	4,316
Nakdcom One World AB(1)(3)(7)	Growth Capital Loan (Prime + 8.25% PIK interest, 11.50% floor, 10.00% EOT payment)(2)	6/6/2022	6,621	5,933	5,560	12/31/2026
	Growth Capital Loan (Prime + 8.25% PIK interest, 11.50% floor, 10.00% EOT payment)(2)	8/29/2022	3,713	3,307	3,336	12/31/2026
			10,334	9,240	8,896
Project 1920, Inc.(7)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	1,927	1,973	419	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	2,100	2,142	456	3/25/2024
			4,027	4,115	875
MA Micro Limited(1)(3)	Convertible Note(2)(8)	12/31/2023	4,166	2,713	2,886	12/31/2028
	Growth Capital Loan(2)(8)	12/31/2023	4,166	1,442	869	12/31/2026
	Growth Capital Loan(2)(8)	12/31/2023	1,389	1,186	406	12/31/2028
			9,721	5,341	4,161
Total Consumer Products and Services - 22.49%*			105,620	101,679	78,428

Communication Software
Simpplr Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.00% floor, 1.50% EOT payment)	4/23/2025	9,375	9,241	9,241	4/1/2026
Total Communication Software - 2.65%*			9,375	9,241	9,241

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 15.75% floor, 7.50% EOT payment)	5/15/2024	500	463	463	6/26/2028
	Growth Capital Loan (Prime + 8.25% interest rate, 15.75% floor, 7.50% EOT payment)	5/15/2024	2,000	1,703	1,703	6/26/2028
	Growth Capital Loan (Prime + 8.25% interest rate, 15.75% floor, 7.50% EOT payment)	5/15/2024	3,750	3,194	3,194	6/26/2028
Total Consumer Retail - 1.54%*			6,250	5,360	5,360

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of June 30, 2025
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Database Software
TetraScience, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.25% floor, 6.00% EOT payment)	1/24/2025	$10,000	$9,978	$9,978	7/1/2028
Total Database Software - 2.86%*			10,000	9,978	9,978

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 12.00% floor, 6.75% EOT payment)	9/29/2021	16,916	17,142	17,142	11/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest, 2.50% EOT payment)(2)	4/25/2024	3,937	3,597	3,597	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 11.00% floor, 4.00% EOT payment)	6/30/2025	17,857	17,858	17,858	6/1/2029
	Revolver (Prime + 2.50% interest rate, 9.25% floor)(2)	6/30/2025	4,762	4,762	4,762	12/30/2027
			22,619	22,620	22,620
Outfittery GMBH(1)(3)	Growth Capital Loan (11.00% PIK interest, 14.73% EOT payment)(2)	1/1/2021	28,772	32,201	26,701	1/1/2030
	Revolver (9.00% PIK interest, 7.53% EOT payment)(2)	1/1/2021	4,477	4,782	4,447	1/1/2030
	Revolver (9.00% PIK interest, 9.00% EOT payment)(2)	12/28/2022	2,531	2,710	2,594	1/1/2030
			35,780	39,693	33,742
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)	5/27/2021	19,500	21,244	20,301	12/31/2026
	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)	6/7/2022	3,000	3,170	3,123	12/31/2026
	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.50% EOT payment)	6/7/2022	5,500	5,845	5,726	12/31/2026
			28,000	30,259	29,150
Total E-Commerce - Clothing and Accessories - 30.47%*			107,252	113,311	106,251

Educational/Training Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 10.50% floor, 7.50% EOT payment)	7/30/2024	6,000	6,097	6,097	1/1/2027
	Growth Capital Loan (Prime + 1.75% interest rate, 10.25% floor, 7.50% EOT payment)	3/28/2025	4,000	3,970	3,970	9/1/2028
	Revolver (Prime + 1.00% interest rate, 9.50% floor, 4.00% EOT payment)(2)	7/30/2024	220	220	220	7/31/2026
Total Educational/Training Software - 2.95%*			10,220	10,287	10,287

Entertainment
Luminary Roli Limited(1)(3)	Growth Capital Loan(2)(8)	8/31/2021	35,492	29,531	7,405	8/31/2026
Mind Candy Limited(1)(3)(7)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	24,687	21,222	9,563	12/31/2025
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,617	1,444	636	12/31/2025
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,509	1,347	594	12/31/2025
			27,813	24,013	10,793
Total Entertainment - 5.22%*			63,305	53,544	18,198

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (14.28% PIK interest)(2)	12/31/2020	39,374	39,279	39,377	12/31/2025
Total Financial Institution and Services - 11.29%*			39,374	39,279	39,377

Financial Software
Branch Messenger, Inc.	Revolver (Prime + 3.25% interest rate, 10.75% floor, 2.00% EOT payment)(2)	5/2/2025	5,567	5,567	5,567	9/30/2027
Ocrolus, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	8/14/2024	7,143	7,163	7,163	2/1/2028
	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	4/22/2025	2,857	2,824	2,824	10/1/2028
Synapse Financial Technologies, Inc.(7)	Growth Capital Loan (Prime + 5.75% interest rate, 9.75% floor, 4.00% EOT payment)(2)	7/29/2022	732	727	56	7/31/2025
Total Financial Software - 4.48%*			16,299	16,281	15,610

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of June 30, 2025
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Healthcare Technology Systems
Kalderos, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 10.75% floor, 4.00% EOT payment)	1/31/2025	$13,000	$12,946	$12,946	1/1/2028
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)(2)	7/14/2023	2,734	2,868	2,868	7/31/2026
Thirty Madison, Inc.	Growth Capital Loan (Prime + 6.00% interest rate, 12.25% floor, 6.00% EOT payment)	12/30/2022	20,000	21,019	21,019	12/31/2025
	Growth Capital Loan (6.25% cash interest rate +6.00% PIK interest, 11.00% floor, 6.00% EOT payment)(2)	6/12/2023	24,339	24,903	24,334	6/12/2027
	Growth Capital Loan (6.25% cash interest rate +6.00% PIK interest, 11.00% floor, 6.00% EOT payment)(2)	6/14/2023	1,832	1,845	1,804	6/12/2027
			46,171	47,767	47,157
Total Healthcare Technology Systems - 18.06%*			61,905	63,581	62,971

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Growth Capital Loan (Prime + 5.50% PIK interest, 11.00% floor, 5.25% EOT payment)	5/4/2023	1,045	1,074	1,019	2/28/2027
	Growth Capital Loan (Prime + 5.75% PIK interest, 11.75% floor, 5.50% EOT payment)	5/4/2023	1,046	1,072	1,008	5/31/2027
Total Information Services (B2C) - 0.58%*			2,091	2,146	2,027

Insurance
Bestow Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 8.25% floor, 3.50% EOT payment)	5/2/2025	9,000	9,005	9,005	1/1/2029
	Growth Capital Loan (Prime + 3.15% interest rate, 9.15% floor, 3.50% EOT payment)	5/2/2025	22,000	22,011	22,011	1/1/2029
Total Insurance - 8.90%*			31,000	31,016	31,016

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	16,000	16,036	16,036	3/31/2029
Total Multimedia and Design Software - 4.60%*			16,000	16,036	16,036

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.00% interest rate, 8.25% EOT payment)	6/13/2022	10,000	10,734	10,716	9/30/2025
	Growth Capital Loan (13.75% interest rate, 8.25% EOT payment)	3/17/2023	10,000	10,451	10,493	6/30/2026
			20,000	21,185	21,209
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	6,994	7,181	3/8/2026
Total Other Financial Services - 8.14%*			27,035	28,179	28,390

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of June 30, 2025
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Real Estate Services
Homeward, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 9.75% floor, 9.75% EOT payment)	12/30/2021	$10,000	$10,760	$10,738	6/30/2026
True Footage Inc.	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/3/2021	250	271	269	7/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/3/2021	800	860	852	7/31/2025
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/3/2021	220	239	236	7/31/2025
	Growth Capital Loan (11.00% interest rate, 10.00% EOT payment)	12/13/2021	105	115	114	7/31/2025
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/13/2021	440	477	473	7/31/2025
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	12/15/2021	208	226	223	7/31/2025
	Growth Capital Loan (11.00% interest rate, 10.00% EOT payment)	12/15/2021	150	164	163	7/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/15/2021	1,372	1,475	1,461	7/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	12/21/2021	760	817	809	7/31/2025
	Growth Capital Loan (11.00% interest rate, 9.00% EOT payment)	1/31/2022	170	184	183	7/31/2025
	Growth Capital Loan (11.00% interest rate, 10.00% EOT payment)	2/25/2022	116	126	125	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	3/15/2022	300	320	316	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	1,110	1,183	1,170	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	4/22/2022	991	1,056	1,045	7/31/2025
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2022	216	232	230	7/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	7/19/2022	200	211	209	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	7/19/2022	100	107	106	7/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	150	157	149	12/31/2025
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	12/5/2022	361	379	359	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	12/5/2022	565	589	558	12/31/2025
	Growth Capital Loan (11.00% interest rate, 6.00% EOT payment)	5/23/2023	240	247	224	5/31/2026
	Growth Capital Loan (11.00% interest rate, 7.00% EOT payment)	5/23/2023	434	449	408	5/31/2026
	Growth Capital Loan (11.00% interest rate, 8.00% EOT payment)	5/23/2023	720	749	684	5/31/2026
			9,978	10,633	10,366
Total Real Estate Services - 6.05%*			19,978	21,393	21,104

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (Prime + 6.50% interest rate, 13.00% floor, 7.00% EOT payment)(2)	8/16/2024	14,650	14,289	14,501	8/1/2026
	Growth Capital Loan (Prime + 4.00% interest rate, 10.50% floor, 7.00% EOT payment)(2)	8/16/2024	11,000	11,605	10,496	12/31/2025
Total Shopping Facilitators - 7.17%*			25,650	25,894	24,997

Total Debt Investments - 169.37%*			$668,493	$663,789	$590,565

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of June 30, 2025
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Aerospace and Defense
Loft Orbital Solutions Inc.	Common Stock	7/15/2022	22,488	192	344
Parry Labs, LLC	Preferred Stock	12/20/2024	2,727	145	81
Total Aerospace and Defense - 0.12%*				337	425

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock	5/10/2022	13,487	123	274
Total Application Software - 0.08%*				123	274

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	45
	Preferred Stock	6/29/2022	27,714	164	11
				302	56
Cresta Intelligence, Inc.	Common Stock(2)	6/6/2024	9,935	8	23
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	23
Envoy, Inc.	Preferred Stock(2)	5/8/2020	358,930	82	183
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	24
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	882
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	1,213
	Preferred Stock	6/26/2024	51,677	140	112
				950	1,325
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,160	102	102
NewStore Inc.	Preferred Stock(2)	11/16/2022	122,353	36	4
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Project Affinity, Inc.	Preferred Stock(2)	4/26/2024	188,021	45	45
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018		213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	100
Total Business Applications Software - 1.01%*				2,248	3,518

Business Products and Services
Cart.com, Inc.	Common Stock(2)	12/30/2021	32,731	477	737
	Preferred Stock(2)	3/31/2022	4,532	25	60
				502	797
Equafin Corp.	Common Stock(2)	4/17/2025	2,493	3	3
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	227
Muon Space, Inc.	Preferred Stock(2)	12/30/2024	90,997	117	124
Substack Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Total Business Products and Services - 0.33%*				825	1,157

Business/Productivity Software
Ao1 Holdings, Inc.	Preferred Stock	12/13/2024	42,882	55	31
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/6/2021	49,892	626	66
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	87,385	87	1,039
Thoughtspot, Inc.	Common Stock(2)	3/3/2025	63,931	404	404
Rudderstack, Inc.	Common Stock(2)	6/30/2025	20,215	68	68
Total Business/Productivity Software - 0.46%*				1,240	1,608

Business to Business Marketplace
Optoro, Inc.	Preferred Stock(2)	7/13/2015	10,346	40	67
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.05%*				120	178

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of June 30, 2025
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Communication Software
Simpplr Inc.	Common Stock	4/26/2025	56,611	$280	$280
Total Communication Software - 0.08%*				280	280

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	188
Total Commercial Services - 0.05%*				188	188

Computer Hardware
Eridu Corporation	Preferred Stock(2)	3/31/2025	10,235	5	5
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	52,773	183	121
Total Computer Hardware - 0.04%*				188	126

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	10/8/2020	114,327	370	1,707
Total Consumer Finance - 0.49%*				370	1,707

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	2,262	85	84
Don't Run Out, Inc.	Preferred Stock	12/30/2021	42,929	30	13
Total Consumer Non-Durables - 0.03%*				115	97

Consumer Products and Services
AvantStay, Inc.	Common Stock	12/12/2022	24,495	151	188
Baby Generation, Inc.	Common Stock(2)	1/26/2022	33,964	25	25
everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	25	27
FitOn Inc.	Common Stock(2)	2/29/2024	73,807	162	156
Flink SE(1)(3)	Common Stock(2)	4/13/2022	178	339	—
Foodology Inc.(1)(3)	Preferred Stock	3/25/2022	26,619	116	86
Frubana Inc.(1)(3)	Preferred Stock(2)	9/30/2022	15,987	334	—
Hydrow, Inc.	Common Stock	2/9/2021	1,252,355	232	—
	Preferred Stock	12/30/2024	6,549,320	26	26
				258	26
Lower Holding Company	Preferred Stock	12/28/2022	395,425	189	24
Nakdcom One World AB(1)(3)	Preferred Stock(2)	6/2/2022	894,182	1,258	—
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	41,140	23	—
Quip NYC, Inc.	Preferred Stock(2)	11/26/2018	41,272	455	1,171
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	93	11
The Black Tux Holdings, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	469
Total Consumer Products and Services - 0.63%*				3,572	2,190

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	128
Savage X, Inc.	Preferred Stock	4/7/2020	178,697	670	518
Total Consumer Retail - 0.19%*				838	646

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021		190	465
TetraScience, Inc.	Preferred Stock	1/24/2025	106,100	20	20
Total Database Software - 0.14%*				210	485

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of June 30, 2025
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	$940	$232
	Common Stock	9/29/2023	313,236	822	701
				1,762	933
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	235
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017		1,850	1,402
Rent the Runway, Inc.	Common Stock(2)	11/25/2015	11,862	1,294	—
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
Trendly, Inc.	Preferred Stock	5/27/2021	574,742	381	293
	Preferred Stock	6/7/2022	57,924	44	17
				425	310
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018		39	57
Total E-Commerce - Clothing and Accessories - 0.86%*				5,927	3,007

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)	4/2/2018	62,128	219	—
	Common Stock(2)	5/22/2019	25,664	228	—
				447	—
Merama Inc.	Preferred Stock(2)	4/28/2021	191,274	406	1,100
Total E-Commerce - Personal Goods - 0.32%*				853	1,100

Educational/Training Software
Panorama Education, Inc.	Preferred Stock	7/30/2024	5,154	45	45
Total Educational/Training Software - 0.01%*				45	45

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	—
Total Entertainment - 0.00%*				922	—

Financial Institution and Services
BlueVine Capital, Inc.	Preferred Stock(2)	9/15/2017	271,293	361	1,416
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	332
Revolut Ltd(1)(3)	Ordinary Shares(2)	4/16/2018	6,253	40	6,403
	Ordinary Shares(2)	10/29/2019	7,945	324	7,762
				364	14,165
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	1,561
	Preferred Stock(2)	12/23/2015	46,548	136	506
				518	2,067
Total Financial Institution and Services - 5.16%*				2,112	17,980

Financial Software
Branch Messenger, Inc.	Preferred Stock(2)	3/27/2025	111,026	147	145
Ocrolus, Inc.	Common Stock	8/14/2024	116,887	96	96
Synapse Financial Technologies, Inc.	Nonvoting Stock(2)	7/29/2022	3,913	23	—
Total Financial Software - 0.07%*				266	241

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	437	34
	Cash Exit Fee(5)	12/28/2018		129	123
Total Food & Drug - 0.05%*				566	157

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	33,510	70	54
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	1,092
Total General Media and Content - 0.33%*				694	1,146

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of June 30, 2025
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	$22	$16
Vial Health Technology, Inc.	Preferred Stock(2)	12/14/2022	48,889	33	33
Total Healthcare Services - 0.01%*				55	49

Healthcare Technology Systems
All Inspire Health, Inc.	Preferred Stock(2)	5/14/2025	16,841	17	17
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	21
Kalderos, Inc.	Preferred Stock	12/27/2022	118,104	209	187
K Health, Inc.	Common Stock(2)	7/14/2023	61,224	187	263
Thirty Madison, Inc.	Preferred Stock	12/30/2022	167,494	445	276
Total Healthcare Technology Systems - 0.22%*				916	764

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	11,974	9	—
Total Information Services (B2C) - 0.00%*				9	—

Insurance
Bestow Inc.	Preferred Stock	5/2/2025	4,198	25	25
Total Insurance - 0.01%*				25	25

Medical Software and Information Services
AirStrip Technologies, Inc.	Common Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	183,642	309	338
Open Space Labs, Inc.	Preferred Stock(2)	11/15/2022	2,954	7	4
Total Multimedia and Design Software - 0.10%*				316	342

Network Systems Management Software
Cohesity Global, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	100
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	441
Corelight, Inc.	Common Stock(2)	9/29/2022	45,977	235	258
Total Network Systems Management Software - 0.23%*				421	799

Other Financial Services
Jerry Services, Inc.	Preferred Stock	6/13/2022	41,936	169	129
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	871
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	250
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	1,488,450	223	595
Total Other Financial Services - 0.53%*				877	1,845

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	6	15
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	186
	Preferred Stock(2)	11/5/2020	55,326	76	139
				120	325
Homeward, Inc.	Preferred Stock	12/10/2021	388,324	211	338
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	37,485	295	116
Roofstock, Inc. (fka.Mynd Management, Inc. )	Preferred Stock(2)	5/25/2022	56,839	19	194
Sonder Holdings Inc.	Common Stock(2)	12/28/2018	10,024	232	—
	Common Stock(2)	3/4/2020	1,049	42	—
				274	—
True Footage Inc.	Preferred Stock	11/24/2021	88,762	147	98
Total Real Estate Services - 0.31%*				1,072	1,086

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of June 30, 2025
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units(2)	12/30/2021	36,450	$168	$—
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.04%*				210	138

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Travel & Leisure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock	9/18/2019	12,027	362	404
	Preferred Stock	8/26/2022	16,261	611	692
	Preferred Stock	4/5/2024	17,904	385	1,061
Total Travel & Leisure - 0.62%*				1,358	2,157

Total Warrant Investments - 12.60%*				$27,726	$43,924

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of June 30, 2025
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$54
Cresta Intelligence, Inc.	Preferred Stock(2)	9/30/2024	110,882	500	500
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	107
Envoy, Inc.	Preferred Stock(2)	12/30/2021	212,160	668	539
FlashParking, Inc.	Preferred Stock(2)	7/19/2022	33,116	455	447
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	486
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	860	28	13
	Preferred Stock(2)	9/28/2023	4,181	138	12
				166	25
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	287
Total Business Applications Software - 0.73%*				2,883	2,548

Business/Productivity Software
Ao1 Holdings, Inc.	Preferred Stock(2)	12/13/2024	49,717	150	142
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	30
RudderStack, Inc.	SAFE(2)	6/30/2025	1	200	200
Total Business/Productivity Software - 0.11%*				500	372

Business Products and Services
Quick Commerce Ltd(1)(3)	Preferred Stock(2)	4/5/2024	418,182	8,028	8,727
	Ordinary Shares(2)	4/5/2024	1,448,528,650	311	1,191
Total Business Products and Services - 2.84%*				8,339	9,918

Commercial Services
MXP Prime GmbH(1)(3)	Common Stock(2)	2/3/2022	165	1,140	13
	Preferred Stock(2)	6/29/2023	23	—	142
	Preferred Stock(2)	6/29/2023	46	50	54
				1,190	209
Printful, Inc. Holdco. (fka.Printify, Inc.)	Preferred Stock(2)	3/31/2025	11,120	24	24
Total Commercial Services - 0.07%*				1,214	233

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	352
Total Consumer Finance - 0.10%*				150	352

Consumer Non-Durables
Misfits Market, Inc. (f/k/a Imperfect Foods, Inc.)	Preferred Stock(2)	12/31/2022	1,615	142	152
	Preferred Stock(2)	12/31/2022	7,196	358	385
Total Consumer Non-Durables - 0.15%*				500	537

Consumer Products and Services
everdrop GmbH(1)(3)	Preferred Stock(2)	8/1/2022	78	310	354
Frubana Inc.(1)(3)	Preferred Stock(2)	7/13/2022	7,993	500	—
GrubMarket, Inc.	Common Stock(2)	8/2/2024	—	7,758	7,758
Hydrow, Inc.	Common Stock(2)	12/14/2020	1,893,462	668	19
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	6/19/2025	2,963	173	63
	Preferred Stock(2)	6/19/2025	585	34	13
	Preferred Stock(2)	11/3/2022	298	17	1
	Preferred Stock(2)	6/19/2025	56,834	353	827
				577	904
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Total Consumer Products and Services - 2.59%*				9,823	9,045

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of June 30, 2025
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	$500	$17
	Preferred Stock(2)	11/30/2021	10,393	500	12
Total Consumer Retail - 0.01%*				1,000	29

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	500	454
Total E-Commerce - Clothing and Accessories - 0.13%*				500	454

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)(10)	6/5/2018	31,576	500	36
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	152
	Preferred Stock(2)	4/19/2021	14,490	83	136
	Preferred Stock(2)	9/1/2021	10,298	167	140
				283	428
Total E-Commerce - Personal Goods - 0.13%*				783	464

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(10)	1/5/2018	60,926	250	99
Total Educational/Training Software - 0.03%*				250	99

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	—
Total Entertainment - 0.00%*				3,525	—

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	22,216	20,668
Revolut Ltd(1)(3)	Ordinary Shares(2)	8/3/2017	23,253	262	27,532
Total Financial Institution and Services - 13.82%*				22,478	48,200

Financial Software
Branch Messenger, Inc.	Preferred Stock(2)	4/16/2025	78,189	250	250
Total Financial Software - 0.07%*				250	250

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	128,423	716	369
Total Food & Drug - 0.11%*				716	369

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	127,656	1,000	1,000
Total General Media and Content - 0.29%*				1,000	1,000

Healthcare Technology Systems
All Inspire Health, Inc.	Preferred Stock(2)	6/27/2025	16,428	33	33
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	145
	Common Stock(2)	1/14/2020	142,855	404	73
				600	218
Kalderos, Inc.	Preferred Stock(2)	12/27/2022	45,403	325	296
Talkspace, LLC (f/k/a Groop Internet Platform, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	408
Thirty Madison, Inc.	Preferred Stock(2)	5/31/2019	81,708	1,000	651
Total Healthcare Technology Systems - 0.46%*				2,336	1,606

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of June 30, 2025
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Insurance
Bestow Inc.	Preferred Stock(2)	5/2/2025	4,866	$58	$59
	Preferred Stock(2)	5/2/2025	527	6	9
	Preferred Stock(2)	5/2/2025	33,027	390	315
	Preferred Stock(2)	5/2/2025	12,349	146	107
Total Insurance - 0.14%*				600	490

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	42,378	231	259
Total Multimedia and Design Software - 0.07%*				231	259

Network Systems Management Software
Cohesity Global, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	925
	Preferred Stock(2)	4/7/2020	9,022	125	141
Total Network Systems Management Software - 0.31%*				525	1,066

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	5/6/2022	8,231	104	83
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	2,144
	Ordinary Shares(2)	1/5/2022	26,281	516	663
				1,516	2,807
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,594
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total Other Financial Services - 1.31%*				2,984	4,584

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/18/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	11,246	300	209
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	68
Total Real Estate Services - 0.09%*				429	306

Travel & Leisure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	291
	Preferred Stock(2)	5/9/2022	9,169	623	903
				923	1,194
Inspirato, Inc.	Common Stock(2)(4)(10)	9/11/2014	6,081	287	21
Total Travel & Leisure - 0.35%*				1,210	1,215

Total Equity Investments - 23.92%*				$62,226	$83,396

Total Investments in Portfolio Companies - 205.89%*(9)(11)				$753,741	$717,885

Cash Equivalents
Money Market Fund	Type of Investment	Ticker		Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM		$61,718	$61,718
Total Cash Equivalents - 17.70%*				$61,718	$61,718

_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of June 30, 2025, non-qualifying assets represented 30.2% of the Company’s total assets, at fair value.
(2)As of June 30, 2025 this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $57.8 million, $76.9 million and $19.1 million, respectively, for the June 30, 2025 investment portfolio. The tax cost of investments is $737.0 million.
(7)Debt is on non-accrual status as of June 30, 2025 and is therefore considered non-income producing. Non-accrual investments as of June 30, 2025 had a total cost and fair value of $38.1 million and $20.6 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in four public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of June 30, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $717.3 million at fair value and represented 205.7% of the Company’s net assets. In addition, unless otherwise indicated, as of June 30, 2025, all investments are pledged as collateral as part of the Company’s revolving credit facility.
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
_______________

Notes applicable to the investments presented in the foregoing schedules of investments:
•Unless otherwise noted as an “Affiliate Investment” or a “Control Investment,” no investment represents a 5% or greater interest in any outstanding class of voting security of the portfolio company. As of June 30, 2025 and December 31, 2024, none of the Company’s investments represent a 5% or greater interest in any outstanding class of voting security of the portfolio company.
Notes applicable to the debt investments presented in the foregoing schedules of investments:
•Unless otherwise noted, interest rate is the annual cash interest rate on the debt investment and does not include any original issue discount (“OID”), end-of-term (“EOT”) payment, or any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.
•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of June 30, 2025, the Prime Rate was 7.50%. As of June 30, 2025, approximately 62.3%, or $388.3 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher. As of December 31, 2024, approximately 62.8% or $368.0 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and all of which had interest rate floors of 3.25% or higher.
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
June 30, 2025
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
Commencing with the quarter ended March 31, 2025, until and including the quarter ending December 31, 2025, the Adviser has agreed to waive the portion of the income incentive fee payable for a quarter under the Advisory Agreement if and to the extent that, after payment of such income incentive fee, the Company’s net investment income per share for such quarter is below the Company’s quarterly distribution per share for such quarter. No portion of the investment income component of the incentive fee waived by the Adviser shall be subject to recoupment by the Adviser.
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

The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of June 30, 2025 and 2024, and, as a result, no capital gains incentive fees were recorded for the six months ended June 30, 2025 and 2024. The Adviser has waived the full $1.3 million in income incentive fee accrued for the three and six months ended June 30, 2025.

Management and Incentive Fees (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Base management fee	$3,268	$3,832	$6,593	$8,134
Income incentive fee	$1,259	$—	$1,259	$—
Income incentive fee waiver	$(1,259)	$—	$(1,259)	$—
Capital gains incentive fee	$—	$—	$—	$—
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
For the three months ended June 30, 2025 and 2024, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.6 million and $0.6 million, respectively.
For the six months ended June 30, 2025 and 2024, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $1.2 million and $1.3 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of June 30, 2025 and December 31, 2024. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$590,565	$590,565	$—	$—	$560,105	$560,105
Warrant investments	—	—	43,924	43,924	—	—	39,963	39,963
Equity investments	564	—	82,832	83,396	616	—	75,565	76,181
Total portfolio company investments	$564	$—	$717,321	$717,885	$616	$—	$675,633	$676,249
The following tables show information about Level 3 portfolio company investments measured at fair value for the six months ended June 30, 2025 and 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Six Months Ended June 30, 2025
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2024	$560,105	$39,963	$75,565	$675,633
Funding and purchases of investments, at cost	105,514	1,760	1,983	109,257
Principal payments and sale proceeds received from investments	(83,952)	—	(2,308)	(86,260)
Net amortization and accretion of premiums and discounts and end-of-term payments	5,728	—	—	5,728
Net realized gains (losses) on investments	—	—	2,278	2,278
Net change in unrealized gains (losses) included in earnings	(5,837)	2,540	4,975	1,678
Payment-in-kind coupon	9,007	—	—	9,007
Transfers between investment types	—	(339)	339	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of June 30, 2025	$590,565	$43,924	$82,832	$717,321

Net change in unrealized gains (losses) on Level 3 investments held as of June 30, 2025	$(5,664)	$2,306	$4,974	$1,616
__________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the six months ended June 30, 2025.

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

_______________
(1)Transfers out of Level 3 are measured as of the date of the transfer. During the six months ended June 30, 2024, transfers related to equity investments in publicly traded companies.
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended June 30, 2025, the Company recognized net realized losses on investments of $32,000. During the three months ended June 30, 2024, the Company recognized net realized losses on investments of $18.8 million
During the six months ended June 30, 2025, the Company recognized net realized gains on investments of $2.2 million. During the six months ended June 30, 2024, the Company recognized net realized losses on investments of $27.7 million.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains on investments during the three months ended June 30, 2025 was $1.9 million. Net change in unrealized gains on investments during the three months ended June 30, 2024 was $14.9 million
Net change in unrealized gains on investments during the six months ended June 30, 2025 was $1.6 million. Net change in unrealized gains on investments during the six months ended June 30, 2024 was $16.1 million.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of June 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	June 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$497,842	Discounted Cash Flows	Discount Rate	10.60% - 40.25%	17.25%
	92,723	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	10.00% - 100.00%	81.93%
Warrant investments	41,717	Black Scholes Option Pricing Model	Revenue Multiples	0.15x - 13.50x	8.00x
			Volatility	35.00% - 90.00%	60.79%
			Term	0.20 - 4.50 Years	2.92
			Discount for Lack of Marketability	10.00% - 25.00%	12.42%
			Risk Free Rate	0.09% - 5.03%	3.41%
	2,207	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.58
			Expected Recovery Rate	18.75% - 100.00%	90.78%
Equity investments	81,766	Black Scholes Option Pricing Model	Revenue Multiples	0.15x - 13.50x	7.12x
			Volatility	35.00% - 90.00%	53.48%
			Term	1.00 - 4.00 Years	2.34
			Discount for Lack of Marketability	10.00% - 10.00%	10.00%
			Risk Free Rate	0.13% - 5.03%	3.34%
	1,066	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	14.20% - 14.20%	14.20%
			Term	2.00 - 3.00 Years	2.50
Total portfolio company investments	$717,321

Level 3 Investments (dollars in thousands)	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$492,095	Discounted Cash Flows	Discount Rate	11.47% - 41.90%	19.12%
	68,010	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	10.00% - 100.00%	69.62%
Warrant investments	38,138	Black Scholes Option Pricing Model	Revenue Multiples	0.15x - 21.00x	11.56x
			Volatility	25.00% - 90.00%	52.94%
			Term	0.20 - 4.50 Years	2.39
			Discount for Lack of Marketability	10.00% - 25.00%	12.53%
			Risk Free Rate	0.09% - 5.03%	3.62%
	1,825	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.50
			Expected Recovery Rate	18.75% - 100.00%	88.85%
Equity investments	74,408	Black Scholes Option Pricing Model	Revenue Multiples	0.30x - 21.00x	7.65x
			Volatility	25.00% - 90.00%	29.75%
			Term	1.00 - 4.00 Years	1.99
			Discount for Lack of Marketability	10.00% - 10.00%	10.00%
			Risk Free Rate	0.13% - 5.03%	2.55%
	1,157	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	20.00% - 20.00%	20.00%
			Term	0.50 - 1.50 Years	1.00
Total portfolio company investments	$675,633
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
Note 6. Borrowings
The following table shows the Company’s outstanding debt as of June 30, 2025 and December 31, 2024:

Liability (in thousands)	June 30, 2025			December 31, 2024
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$300,000	$50,000	$250,000	$300,000	$5,000	$295,000
2025 Notes	—	—	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	200,000	200,000	—
2027 Notes	125,000	125,000	—	125,000	125,000	—
2028 Notes	50,000	50,000	—	—	—	—
Total before deferred financing and issuance costs	675,000	425,000	250,000	695,000	400,000	295,000
Unamortized deferred financing and issuance costs	—	(4,502)	—	—	(5,077)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$675,000	$420,498	$250,000	$695,000	$394,923	$295,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company’s unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revolving Credit Facility
Interest cost	$687	$3,056	$784	$4,384
Unused fee	341	264	711	630
Amortization of costs and other fees	636	541	1,263	1,027
Revolving Credit Facility Total	$1,664	$3,861	$2,758	$6,041

2025 Notes
Interest cost	$—	$788	$674	$1,575
Amortization of costs and other fees	—	60	52	112
2025 Notes Total	$—	$848	$726	$1,687

2026 Notes
Interest cost	$2,250	$2,250	$4,500	$4,500
Amortization of costs and other fees	112	111	222	221
2026 Notes Total	$2,362	$2,361	$4,722	$4,721

2027 Notes
Interest cost	$1,562	$1,562	$3,125	$3,125
Amortization of costs and other fees	70	70	140	139
2027 Notes Total	$1,632	$1,632	$3,265	$3,264

2028 Notes
Interest cost	$1,014	$—	$1,543	$—
Amortization of costs and other fees	60	—	89	—
2028 Notes Total	$1,074	$—	$1,632	$—

Total interest expense and amortization of fees	$6,732	$8,702	$13,103	$15,713
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). On July 22, 2022, the Credit Facility was amended to, among other things, extend the revolving period from November 30, 2022 to May 31, 2024 and the scheduled maturity date from May 31, 2024 to November 30, 2025 (unless otherwise terminated earlier pursuant to its terms), as well as change the floating rate from LIBOR to SOFR. On April 29, 2024, the Company and the Financing Subsidiary amended the Credit Facility to, among other things, extend the revolving period to August 31, 2024. On August 6, 2024, the Company and the Financing Subsidiary amended the Credit Facility to, among other things, (i) further extend the revolving period from August 31, 2024 to November 30, 2025, (ii) extend the scheduled maturity date from November 30, 2025 to May 30, 2027, (iii) adjust the advance rates based on the underlying asset type, (iv) revise certain events of default provisions and affirmative and negative covenants; and (v) reduce the total commitments to $300 million from $350 million. As of June 30, 2025, the Company had $300 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances.

As of June 30, 2025, borrowings under the Credit Facility bore interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 3.20% if facility utilization is greater than or equal to 75%, 3.35% if utilization is greater than or equal to 50% but less than 75%, 3.50% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate of up to 50.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants under the Credit Facility.
As of June 30, 2025 and December 31, 2024, the Company had outstanding borrowings under the Credit Facility of $50.0 million and $5.0 million, respectively, excluding deferred credit facility costs of $3.1 million and $3.9 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the three months ended June 30, 2025 and 2024, the Company had average outstanding borrowings under the Credit Facility of $29.7 million and $53.9 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 8.30% and 9.02%, respectively.
During the six months ended June 30, 2025 and 2024, the Company had average outstanding borrowings under the Credit Facility of $17.4 million and $57.8 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 8.30% and 9.02%, respectively.
As of June 30, 2025 and December 31, 2024, $334.7 million and $332.0 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $453.6 million and $431.0 million of assets unencumbered, respectively.
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

The 2026 Notes are governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions that were applicable to the 2025 Notes. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants under the 2026 Notes.
The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.3 million of deferred issuance cost as of June 30, 2025, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. As of June 30, 2025 and December 31, 2024, the fair value of the 2026 Notes was $198.9 million and $194.8 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
2027 Notes
On February 28, 2022, the Company completed a private debt offering of $125.0 million in aggregate principal amount of its 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2027 Notes is payable semiannually on February 28 and August 28 each year.
The 2027 Notes are governed by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions that were applicable to the 2025 Notes and that are applicable to the 2026 Notes. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.5 million of deferred issuance cost as of June 30, 2025, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of June 30, 2025 and December 31, 2024, the fair value of the 2027 Notes was $122.3 million and $119.0 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
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
The 2025 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, if any, certain judgements and orders, certain events of bankruptcy, and breach of a key man clause with respect to James P. Labe and Sajal K. Srivastava. As of June 30, 2025, the Company was in compliance with all covenants under the 2028 Notes.
The 2028 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.6 million of deferred issuance cost as of June 30, 2025, which is amortized and expensed over the three-year term of the 2028 Notes based on an effective yield method. As of June 30, 2025, the fair value of the 2028 Notes was $52.4 million, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of June 30, 2025 and December 31, 2024:

Liability (in thousands)	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$50,000	$50,000	$—	$—	$5,000	$5,000
2025 Notes, net(1)	—	—	—	—	—	—	70,269	70,269
2026 Notes, net(2)	—	—	198,649	198,649	—	—	194,301	194,301
2027 Notes, net(3)	—	—	121,783	121,783	—	—	118,425	118,425
2028 Notes, net(4)	—	—	51,735	51,735	—	—	—	—
Total	$—	$—	$422,167	$422,167	$—	$—	$387,995	$387,995
_______________
(1)Net of debt issuance costs as of December 31, 2024 of $0.1 million.
(2)Net of debt issuance costs as of June 30, 2025 and December 31, 2024 of $0.3 million and $0.5 million, respectively.
(3)Net of debt issuance costs as of June 30, 2025 and December 31, 2024 of $0.5 million and $0.6 million, respectively.
(4)Net of debt issuance costs as of June 30, 2025 of $0.6 million.

Note 7. Commitments and Contingencies
Commitments
As of June 30, 2025 and December 31, 2024, the Company’s unfunded commitments totaled $184.7 million to 19 portfolio companies and $104.5 million to 14 portfolio companies, respectively, of which $27.3 million and $9.1 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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
The following table shows the Company’s unfunded commitments by portfolio company as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Eightfold AI Inc.	$25,000	$63	$—	$—
Project Affinity, Inc.	25,000	108	5,500	61
ThoughtSpot, Inc.	25,000	425	—	—
Rudderstack, Inc.	20,000	98	—	—
Branch Messenger, Inc.	16,934	—	—	—
Simpplr Inc.	15,625	253	—	—
ActiveHours Inc.	15,000	61	15,000	61
Ao1 Holdings Inc.	11,003	104	11,003	104
Minted Inc.	9,524	—	8,500	—
Muon Space, Inc.	7,700	166	10,000	155
Tetrascience, Inc.	5,000	—	—	—
Hover Inc.	4,000	40	4,000	40
All Inspire Health, Inc.	1,000	27	—	—
Eridu Corporation	1,000	10	—	—
Equafin Corp.	877	4	—	—
Hydrow, Inc.	861	—	543	—
FlashParking, Inc.	500	2	500	2
Panorama Education, Inc.	380	—	4,280	—
Parry Labs, LLC	267	—	500	4
FabFitFun, Inc.	—	447	—	—
Corelight, Inc.	—	—	9,000	301
Cresta Intelligence Inc.	—	—	10,000	33
Ocrolus Inc.	—	—	2,856	37
Overtime Sports Inc.	—	—	22,858	122
Total	$184,671	$1,808	$104,540	$920
_______________
(1)The Company did not have any backlog of potential future commitments as of June 30, 2025 and December 31, 2024. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $1.8 million and $0.9 million as of June 30, 2025 and December 31, 2024, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three and six months ended June 30, 2025 and 2024:

Commitments Activity (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Unfunded commitments at beginning of period(1)	$116,842	$73,101	$104,540	$118,111
New commitments(1)	160,143	52,000	236,643	62,000
Fundings	(78,509)	(38,674)	(106,185)	(52,174)
Expirations / Terminations	(13,805)	(15,000)	(50,327)	(56,510)
Unfunded commitments and backlog of potential future commitments at end of period	$184,671	$71,427	$184,671	$71,427
Backlog of potential future commitments	—	—	—	—
Unfunded commitments at end of period	$184,671	$71,427	$184,671	$71,427
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of June 30, 2025 and December 31, 2024:

Unfunded Commitments(1) (in thousands)	June 30, 2025	December 31, 2024
Dependent on milestones	$27,300	$9,100
Expiring during:
2025	$19,604	$83,617
2026	88,610	20,923
2027	76,457	—
Unfunded commitments	$184,671	$104,540
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of June 30, 2025 and December 31, 2024, the Company did not have any backlog of potential future commitments.

Note 8. Financial Highlights
The following table shows the financial highlights for the six months ended June 30, 2025 and 2024:

Financial Highlights (in thousands, except per share data)	For the Six Months Ended June 30,
	2025	2024
Per Share Data(1)
Net asset value at beginning of period	$8.61	$9.21
Changes in net asset value due to:
Net investment income	0.55	0.74
Net realized gains (losses) on investments	0.06	(0.72)
Net change in unrealized gains (losses) on investments	0.03	0.39
Net increase (decrease) from capital share transactions(1)	—	0.01
Distributions from net investment income	(0.60)	(0.80)
Net asset value at end of period	$8.65	$8.83

Net investment income per share	$0.55	$0.74
Net increase (decrease) in net assets resulting from operations per share	$0.64	$0.43
Weighted average shares of common stock outstanding for period	40,186	38,189
Shares of common stock outstanding at end of period	40,324	39,953

Ratios / Supplemental Data
Net asset value at beginning of period	$345,687	$346,306
Net asset value at end of period	$348,677	$352,977
Average net asset value	$348,250	$348,353
Stock price at end of period	$7.01	$8.03

Total return based on net asset value per share(2)	9.7%	5.6%
Total return based on stock price(3)	3.8%	(18.7)%

Net investment income to average net asset value(4)(5)	12.7%	16.2%
Net increase (decrease) in net assets to average net asset value(4)(5)	15.0%	9.6%
Ratio of expenses to average net asset value(4)(5)	13.7%	16.3%
Operating expenses excluding incentive fees to average net asset value(4)(5)	13.7%	16.3%
Income incentive fees to average net asset value(4)(5)	—%	—%
Capital gains incentive fees to average net asset value(4)	—%	—%
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
(5)For the six months ended June 30, 2025, excluding the income incentive fee waiver, the ratios of net investment income, net increase in net assets, ratio of expenses, operating expenses excluding incentive fees, and income incentive fees to average net asset value were 12.0%, 14.2%, 14.5%, 13.7% and 0.7%, respectively.

The following table shows the weighted average annualized portfolio yield on debt investments for the six months ended June 30, 2025 and 2024:

Ratios (Percentages, on an annualized basis)(1)	For the Six Months Ended June 30,
	2025	2024
Weighted average portfolio yield on debt investments(2)	14.5%	15.6%
Coupon income	11.5%	11.9%
Accretion of discount	1.0%	0.9%
Accretion of end-of-term payments	1.3%	1.5%
Impact of prepayments during the period	0.7%	1.3%
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
Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the three and six months ended June 30, 2025 and 2024:

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net investment income	$11,275	$12,604	$22,013	$28,127
Net increase (decrease) in net assets resulting from operations	$13,174	$8,617	$25,863	$16,596
Weighted average shares of common stock outstanding	40,234	38,729	40,186	38,189
Net investment income per share of common stock	$0.28	$0.33	$0.55	$0.74
Net increase (decrease) in net assets resulting from operations per share of common stock	$0.33	$0.22	$0.64	$0.43
Note 10.    Equity
Since inception through June 30, 2025, the Company issued 34,999,352 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, a registered follow-on offering in 2020 and a registered follow-on offering in 2022. The Company received net proceeds from these offerings of $488.1 million, net of the portion of the underwriting sales load and offering costs paid by the Company. Included in the $488.1 million of net proceeds from these offerings is $55.3 million in net proceeds from the Company’s issuance in August 2022 of an aggregate of 4,161,807 shares of common stock in a registered follow-on offering pursuant to an underwriting agreement by and among the Company, the Adviser and the Administrator, on the one hand, and Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in the underwriting agreement. 411,807 of the shares issued in August 2022 were issued pursuant to the underwriters’ option to purchase additional shares.
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

During the six months ended June 30, 2025, the Company did not sell shares of common stock under the 2024 Sales Agreement. During the six months ended June 30, 2024, the Company sold 2,126,711 shares of common stock under the 2022 Sales Agreement and the 2024 Sales Agreement. For the same period, the Company received total net proceeds of $19.4 million. As of June 30, 2025, $56.5 million in shares remained available for sale under the Current ATM Program.
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
The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the six months ended June 30, 2025 and for the year ended December 31, 2024:

Issuance of Common Stock for the Six Months Ended June 30, 2025 (in thousands, except for per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2025 distribution reinvestment	3/31/2025	95	$633	$—	$—	$6.63
Second quarter 2025 distribution reinvestment	6/30/2025	91	605	—	—	$6.66
Total issuance		186	$1,238	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2024 (in thousands, except for per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2024 distribution reinvestment	3/29/2024	93	$828	$—	$—	$8.87
First quarter 2024 ATM offering(1)	3/12/2024	133	1,308	20	33	$9.88
Second quarter 2024 distribution reinvestment	6/28/2024	113	859	—	—	$7.63
Second quarter 2024 ATM offering	(2)	1,994	18,511	278	63	$9.28
Third quarter 2024 distribution reinvestment	9/30/2024	96	646	—	—	$6.71
Fourth quarter 2024 distribution reinvestment	12/27/2024	88	614	—	—	$6.94
Total issuance		2,517	$22,766	$298	$96
_______________
(1)Gross offering price per share represents the weighted average price per share issued on March 12, 2024 under the 2022 Sales Agreement.
(2)Gross offering price per share represents the weighted average price per share issued during the period from May 7, 2024 to June 10, 2024 under the 2024 Sales Agreement.
The Company had 40,323,741 and 40,137,371 shares of common stock outstanding as of June 30, 2025 and December 31, 2024, respectively.
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

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to June 30, 2025. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2024, 2023, 2022, 2018 and 2017, distributions represent ordinary income as the Company's earnings equaled or exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
March 31, 2024	February 27, 2024	March 14, 2024	March 29, 2024	0.40
June 30, 2024	April 24, 2024	June 14, 2024	June 28, 2024	0.40
September 30, 2024	July 31, 2024	September 16, 2024	September 30, 2024	0.30
December 31, 2024	October 30, 2024	December 13, 2024	December 27, 2024	0.30
March 31, 2025	February 25, 2025	March 17, 2025	March 31, 2025	0.30
June 30, 2025	April 30, 2025	June 16, 2025	June 30, 2025	0.30
			Total cash distributions	$16.65
_______________

(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 (commencement of operations) through March 31, 2014.
(2)Represents a special distribution.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the three months ended June 30, 2025 and 2024, the Company recorded $0.4 million and $0.3 million, respectively, for an excise tax accrual. During the six months ended June 30, 2025 and 2024, the Company recorded $0.8 million and $0.7 million, respectively, for an excise tax accrual. For the three months ended June 30, 2025 and 2024, total distributions of $0.30 per share and $0.40 per share were declared and paid, respectively, and represented distributions from ordinary income For the six months ended June 30, 2025 and 2024, total distributions of $0.60 per share and $0.80 per share were declared and paid, respectively, and represented distributions from ordinary income. No provision for income tax was recorded in the Company’s consolidated statements of operations for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, the Company estimated it had undistributed taxable earnings from net investment income of $42.0 million, or $1.04 per share. Since March 5, 2014 (commencement of operations) to June 30, 2025, total distributions of $16.65 per share have been paid.
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
Note 13. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2025, except as discussed below.
Distribution
On August 5, 2025, the Board declared a $0.23 per share regular quarterly distribution, payable on September 30, 2025 to stockholders of record on September 16, 2025.
Recent Portfolio Activity
From July 1, 2025 through August 5, 2025, the Company closed $114.0 million of additional debt commitments and funded $20.5 million in new investments. TPC’s direct originations platform entered into $57.7 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.
TPC Stock Purchase Program
The Company’s sponsor, TriplePoint Capital LLC, announced a discretionary share purchase program to acquire up to $14 million of the Company’s outstanding shares of common stock at prices below the then-current NAV per share over the next twelve months subject to certain trading parameters and limitations. These purchases may occur through various methods, including in open market transactions and through privately negotiated transactions, and may be conducted in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Income Incentive Fee Waiver
Subsequent to quarter-end, the Adviser amended its existing income incentive fee waiver to waive, in full, its quarterly income incentive fee for the remainder of fiscal year 2025.

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
•purchase activity in respect of the Company’s shares of common stock, including with respect to TPC’s or its affiliates’ publicly announced purchase programs;
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
•there is no assurance that TPC or any of its affiliates will purchase shares of the Company’s common stock at any specific discount levels or in any specific amounts, and there is no assurance that the market price of the Company’s shares of common stock, either absolutely or relative to net asset value, will increase as a result of any share purchase activity, or that any purchase program or plan will enhance stockholder value over the long term;
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
As of June 30, 2025, we had 297 investments in 119 companies. Our investments included 107 debt investments, 120 warrant investments, and 70 direct equity and related investments. As of June 30, 2025, the aggregate cost and fair value of these investments were $753.7 million and $717.9 million, respectively. As of June 30, 2025, six of our portfolio companies were publicly traded. As of June 30, 2025, the 107 debt investments had an aggregate fair value of $590.6 million and a weighted average loan to enterprise value ratio at the time of underwriting of 7.8%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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
The following tables show certain information relating to the composition of our portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$663,789	$590,565	$(73,224)	107	46
Warrant investments	27,726	43,924	16,198	120	106
Equity investments	62,226	83,396	21,170	70	52
Total Investments in Portfolio Companies	$753,741	$717,885	$(35,856)	297	119	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2024
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$627,492	$560,105	$(67,387)	128	44
Warrant investments	26,306	39,963	13,657	112	98
Equity investments	59,934	76,181	16,247	60	47
Total Investments in Portfolio Companies	$713,732	$676,249	$(37,483)	300	109	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
E-Commerce - Clothing and Accessories	$109,712	15.3%
Financial Institution and Services	105,557	14.7
Consumer Products and Services	89,663	12.5
Healthcare Technology Systems	65,341	9.1
Business Applications Software	38,948	5.4
Business/Productivity Software	38,242	5.3
Other Financial Services	34,819	4.9
Insurance	31,531	4.4
Aerospace and Defense	28,650	4.0
Shopping Facilitators	25,135	3.5
Business Products and Services	23,643	3.3
Real Estate Services	22,496	3.1
Entertainment	18,198	2.5
Multimedia and Design Software	16,637	2.3
Financial Software	16,101	2.2
Database Software	10,463	1.5
Educational/Training Software	10,431	1.5
Communication Software	9,521	1.3
Consumer Retail	6,035	0.8
Travel & Leisure	3,372	0.5
General Media and Content	2,146	0.3
Consumer Finance	2,059	0.3
Information Services (B2C)	2,027	0.3
Consumer Non-Durables	1,991	0.3
Network Systems Management Software	1,865	0.3
E-Commerce - Personal Goods	1,564	0.2
Food & Drug	526	0.1
Commercial Services	421	0.1
Application Software	274	*
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Computer Hardware	126	*
Healthcare Services	49	*
Advertising / Marketing	13	*
Total portfolio company investments	$717,885	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.

	December 31, 2024
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$108,969	16.1%
E-Commerce - Clothing and Accessories	98,880	14.6
Financial Institution and Services	97,027	14.3
Healthcare Technology Systems	63,914	9.5
Business Applications Software	38,712	5.7
Business/Productivity Software	36,410	5.4
Other Financial Services	31,862	4.7
Aerospace and Defense	29,545	4.4
Shopping Facilitators	27,184	4.0
Application Software	25,163	3.7
Real Estate Services	21,026	3.1
Business Products and Services	19,791	2.9
Entertainment	17,562	2.6
Multimedia and Design Software	16,513	2.4
Consumer Retail	13,286	2.0
Financial Software	7,237	1.1
Educational/Training Software	6,443	1.0
Travel & Leisure	3,372	0.5
Consumer Non-Durables	2,232	0.3
General Media and Content	2,162	0.3
Information Services (B2C)	2,038	0.3
Network Systems Management Software	1,961	0.3
E-Commerce - Personal Goods	1,572	0.2
Consumer Finance	1,511	0.2
Food & Drug	526	0.1
Database Software	465	0.1
Commercial Services	374	0.1
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Computer Hardware	121	*
Healthcare Services	49	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	*
Total portfolio company investments	$676,249	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$549,644	93.1%	$530,170	94.6%
Revolver loans	38,021	6.4	27,368	4.9
Convertible notes	2,900	0.5	2,567	0.5
Total debt investments	$590,565	100.0%	$560,105	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 10.1% and 11.3% of our debt investments at fair value as of June 30, 2025 and December 31, 2024, respectively.
Investment Activity
During the three months ended June 30, 2025, we entered into debt commitments with six new portfolio companies and two existing portfolio company totaling $160.1 million, funded debt investments to nine portfolio companies for $78.5 million in principal value, acquired warrant investments representing $1.0 million at fair value, and made direct equity investments of $1.1 million. Debt investments funded during the three months ended June 30, 2025 carried a weighted average annualized portfolio yield of 12.3% at origination.

During the six months ended June 30, 2025, we entered into debt commitments with 10 new portfolio companies and three existing portfolio company totaling $236.6 million, funded debt investments to 12 portfolio companies for $106.2 million in principal value, acquired warrant investments representing $1.8 million at fair value, and made direct equity investments of $1.1 million. Debt investments funded during the six months ended June 30, 2025 carried a weighted average annualized portfolio yield of 12.6% at origination.
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
During the three months ended June 30, 2025, we received $43.7 million of principal prepayments, $1.3 million of early repayments and $11.3 million of scheduled principal amortization. During the six months ended June 30, 2025, we received $60.6 million of principal prepayments, $2.1 million of early repayments and $21.2 million of scheduled principal amortization.
During the three months ended June 30, 2024, we received $51.2 million of principal prepayments and $27.9 million of scheduled principal amortization. During the six months ended June 30, 2024, we received $82.1 million of principal prepayments and $34.7 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Beginning portfolio at fair value	$682,012	$773,605	$676,249	$802,145
New debt investments, net(1)	78,187	37,727	105,514	50,882
Scheduled principal amortization	(11,311)	(27,884)	(21,192)	(34,696)
Principal prepayments and early repayments	(44,979)	(51,239)	(62,761)	(82,081)
Net amortization and accretion of premiums and discounts and end-of-term payments	4,263	2,185	5,728	2,589
Payment-in-kind coupon	5,250	3,821	9,007	7,609
New warrant investments	997	271	1,760	436
New equity investments	1,535	404	1,982	800
Proceeds from dispositions of investments	—	(21,036)	(2,308)	(22,142)
Net realized gains (losses) on investments	—	(18,943)	2,278	(27,894)
Net change in unrealized gains (losses) on investments	1,931	14,859	1,628	16,122
Ending portfolio at fair value	$717,885	$713,770	$717,885	$713,770
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
The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the three and six months ended June 30, 2025 and 2024:

Commitments and Fundings (in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Debt Commitments
New portfolio companies	$103,000	$15,500	$166,500	$26,500
Existing portfolio companies	57,143	36,500	70,143	35,500
Total(1)	$160,143	$52,000	$236,643	$62,000

Funded Debt Investments	$78,509	$38,674	$106,185	$52,174

Equity Investments	$1,097	$—	$1,097	$—

Non-Binding Term Sheets	$241,508	$188,357	$556,895	$318,819
_______________
(1)Includes backlog of potential future commitments, as applicable.

We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of June 30, 2025 and December 31, 2024, we did not have any backlog of potential future commitments.
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

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White (2).	Contact portfolio company periodically; in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern due to industry, business, financial and/or related factors. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent. Possibility exists for some investment loss if deterioration continues.	Contact portfolio company weekly or more frequently as determined by our Adviser; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full investment loss.	Maximize value from assets.
The following table shows the credit categories for the Company’s debt investments at fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$28,391	4.8%	2	$51,986	9.3%	3
White (2)	467,423	79.0	33	392,237	70.0	31
Yellow (3)	58,307	9.9	4	84,847	15.1	4
Orange (4)	36,388	6.2	6	30,979	5.5	5
Red (5)	56	0.1	1	56	0.1	1
	$590,565	100.0%	46	$560,105	100.0%	44
As of June 30, 2025 and December 31, 2024, the weighted average investment ranking of our debt investment portfolio was 2.17 and 2.17, respectively. During the three months ended June 30, 2025, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $2.1 million was downgraded from White (2) to Yellow (3), and one portfolio company with a principal balance of $11.1 million was downgraded from White (2) to Orange (4).
As of June 30, 2025, we had investments in four portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $38.1 million and $20.6 million, respectively. As of December 31, 2024, we had investments in four portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $38.1 million and $20.6 million, respectively.
Results of Operations
Comparison of operating results for the three and six months ended June 30, 2025 and 2024
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.

For the three months ended June 30, 2025, our net increase in net assets resulting from operations was $13.2 million, which was comprised of $11.3 million of net investment income and $1.9 million of net realized and unrealized gains. For the three months ended June 30, 2024, our net increase in net assets resulting from operations was $8.6 million, which was comprised of $12.6 million of net investment income and $4.0 million of net realized and unrealized losses. On a per share basis for the three months ended June 30, 2025, net investment income was $0.28 per share and the net increase in net assets from operations was $0.33 per share, as compared to net investment income of $0.33 per share and a net increase in net assets from operations of $0.22 per share for the three months ended June 30, 2024.
For the six months ended June 30, 2025, our net increase in net assets resulting from operations was $25.9 million, which was comprised of $22.0 million of net investment income and $3.9 million of net realized and unrealized gains. For the six months ended June 30, 2024, our net increase in net assets resulting from operations was $16.6 million, which was comprised of $28.1 million of net investment income and $11.5 million of net realized and unrealized losses. On a per share basis for the six months ended June 30, 2025, net investment income was $0.55 per share and the net increase in net assets from operations was $0.64 per share, as compared to net investment income of $0.74 per share and a net increase in net assets from operations of $0.43 per share for the six months ended June 30, 2024.

Investment Income
For the three months ended June 30, 2025, total investment and other income was $23.3 million as compared to $27.1 million for the three months ended June 30, 2024. The decrease in total investment and other income for the three months ended June 30, 2025, compared to the 2024 period, is primarily due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio and lower investment yields due in part to decreases in the Prime rate and less prepayment income.
For the six months ended June 30, 2025, total investment and other income was $45.7 million as compared to $56.4 million for the six months ended June 30, 2024. The decrease in total investment and other income for the six months ended June 30, 2025, compared to the 2024 period, is primarily due to a lower weighted average principal amount outstanding on our income-bearing debt investment portfolio and lower investment yields due in part to decreases in the Prime rate and less prepayment income.
For the three months ended June 30, 2025, we recognized $0.8 million in other income consisting of $33,000 due to the termination or expiration of unfunded commitments and $0.7 million from the realization of certain fees paid and accrued from portfolio companies. For the three months ended June 30, 2024, we recognized $0.5 million in other income from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
For the six months ended June 30, 2025, we recognized $1.6 million in other income consisting of $0.5 million due to the termination or expiration of unfunded commitments and $1.2 million from the realization of certain fees paid and accrued from portfolio companies. For the six months ended June 30, 2024, we recognized $1.3 million in other income consisting of $0.3 million due to the termination or expiration of unfunded commitments and $1.0 million from the realization of certain fees paid and accrued from portfolio companies.
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
For the three months ended June 30, 2025, total operating expenses, inclusive of an income incentive fee waiver of $1.3 million, were $12.0 million as compared to $14.5 million for the three months ended June 30, 2024, during which period there was no income incentive fee or related waiver. For the six months ended June 30, 2025, total operating expenses, inclusive of an income incentive fee waiver of $1.3 million, were $23.7 million as compared to $28.3 million for the six months ended June 30, 2024, during which period there was no income incentive fee or related waiver.
Base management fees for the three months ended June 30, 2025 and 2024 totaled $3.3 million and $3.8 million, respectively. Base management fees for the six months ended June 30, 2025 and 2024 totaled $6.6 million and $8.1 million, respectively. Base management fees decreased during the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, due primarily to decreases in the average size of our portfolio during the applicable periods used in the calculations.
The Adviser waived the $1.3 million in income incentive fees earned for the three and six months ended June 30, 2025. There were no income incentive fees for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2025, our income incentive fee was reduced by $2.2 million and $4.4 million, respectively, due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase in net investment income of $2.2 million and $4.4 million, respectively. For the three and six months ended June 30, 2024, our income incentive fee was reduced by $2.5 million and $5.6 million, respectively, due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase in net investment income of $2.5 million and $5.6 million, respectively.
There were no capital gains incentive fee expenses for the six months ended June 30, 2025 and 2024.

Interest expense and amortization of fees totaled $6.7 million and $8.7 million for the three months ended June 30, 2025 and 2024, respectively. The decrease during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, is primarily due to a lower weighted-average outstanding principal balance under the Credit Facility. Interest expense and amortization of fees totaled $13.1 million and $15.7 million for the six months ended June 30, 2025 and 2024, respectively. The decrease during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, is primarily due to a lower weighted-average outstanding principal balance under the Credit Facility.
Administration Agreement and general and administrative expenses totaled $2.0 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, which includes $0.4 million and $0.3 million of excise tax accruals, respectively. Administration Agreement and general and administrative expenses totaled $4.0 million and $4.4 million for the six months ended June 30, 2025 and 2024, respectively, which includes $0.8 million and $0.7 million of excise tax accruals, respectively. The decrease for the 2025 periods, as compared to the 2024 periods, is primarily due to a reduction in outside legal fee expenses.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended June 30, 2025, we recognized net realized losses on investments of $32,000. During the six months ended June 30, 2025, we recognized net realized gains on investments of $2.2 million, resulting primarily from the partial sale of equity in one portfolio company.
During the three months ended June 30, 2024, we recognized net realized losses on investments of $18.8 million, consisting primarily of $20.2 million of net realized losses on debt investments from the write-off and restructures of investments, partially offset by $1.3 million of net warrant and equity gains from the sale and disposition of investments. During the six months ended June 30, 2024, we recognized net realized losses on investments of $27.7 million.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains on investments during the three months ended June 30, 2025 was $1.9 million, consisting of $6.8 million of net unrealized gains on the existing warrant and equity portfolio resulting from fair value adjustments and $5.8 million of net unrealized gains from foreign currency adjustments, partially offset by $10.7 million of net unrealized losses on the existing debt investment portfolio resulting from fair value adjustments. Net change in unrealized gains on investments during the six months ended June 30, 2025 was $1.6 million, consisting of $8.5 million of net unrealized gains from foreign currency adjustments and $8.0 million of net unrealized gains on the existing warrant and equity portfolio resulting from fair value adjustments, partially offset by $12.3 million of net unrealized losses on the existing debt investment portfolio resulting from fair value adjustments and $2.5 million of net unrealized losses from the reversal of previously recorded unrealized gains on investments realized during the period.
Net change in unrealized gains on investments during the three months ended June 30, 2024 was $14.9 million, consisting of $12.8 million of net unrealized gains on the existing warrant and equity portfolio resulting from fair value adjustments and $10.9 million of net unrealized gains from the reversal of previously recorded unrealized losses from investments realized during the period, partially offset by $8.8 million of net unrealized losses on the existing debt investment portfolio resulting from fair value adjustments. Net change in unrealized gains on investments during the six months ended June 30, 2024 was $16.1 million, consisting of $18.0 million of net unrealized gains on the warrant and equity portfolio resulting from fair value adjustments and $11.8 million of net unrealized gains from the reversal of previously recorded unrealized losses from investments during the period, partially offset by $13.7 million of net unrealized losses on the existing debt investment portfolio resulting from fair value adjustments.
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
The following table shows the weighted average annualized portfolio yield on our debt investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average portfolio yield on debt investments(2)	14.5%	15.8%	14.5%	15.6%
Coupon income	11.5%	11.6%	11.5%	11.9%
Accretion of discount	0.9%	0.8%	1.0%	0.9%
Accretion of end-of-term payments	1.2%	1.5%	1.3%	1.5%
Impact of prepayments during the period	0.9%	1.9%	0.7%	1.3%
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
Total return based on NAV is the change in ending NAV per share plus distributions per share paid during the period assuming participation in our dividend reinvestment plan divided by the beginning NAV per share for such period. Total return based on stock price is the change in the ending stock price of our common stock plus distributions paid during the period assuming participation in our dividend reinvestment plan divided by the beginning stock price of our common stock for such period. For the three months ended June 30, 2025 and 2024, our total return during the periods based on the change in NAV plus distributions reinvested as of the respective distribution dates was 4.8% and 3.1%, respectively, and our total return during the periods based on the change in stock price plus distributions reinvested as of the respective distribution dates was 5.0% and (10.9)%, respectively. For the six months ended June 30, 2025 and 2024, our total return during the periods based on the change in NAV plus distributions reinvested as of the respective distribution dates was 9.7% and 5.6%, respectively, and our total return during the periods based on the change in stock price plus distributions reinvested as of the respective distribution dates was 3.8% and (18.7)%, respectively.
The table below shows our return on average total assets and return on average NAV for the three and six months ended June 30, 2025 and 2024:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net investment income	$11,275	$12,604	$22,013	$28,127
Net increase (decrease) in net assets	$13,174	$8,617	$25,863	$16,596

Average net asset value(1)	$348,819	$347,182	$348,250	$348,353
Average total assets(1)	$773,024	$802,426	$777,290	$812,866

Net investment income to average net asset value(2)	13.0%	14.6%	12.7%	16.2%
Net increase (decrease) in net assets to average net asset value(2)	15.1%	10.0%	15.0%	9.6%

Net investment income to average total assets(2)	5.9%	6.3%	5.7%	7.0%
Net increase (decrease) in net assets to average total assets(2)	6.8%	4.3%	6.7%	4.1%
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
As of June 30, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 91.1% of our total assets, as compared to 88.6% of our total assets as of December 31, 2024.
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
Cash Flows
During the six months ended June 30, 2025, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $17.6 million, and net cash provided by financing activities was $1.4 million due primarily to the issuance of the 2028 Notes and net borrowings under the Credit Facility, partially offset by the repayment of the 2025 Notes and $22.9 million in distributions paid. As of June 30, 2025, cash and cash equivalents, including restricted cash, were $62.5 million.
During the six months ended June 30, 2024, net cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $94.6 million, and net cash used in financing activities was $215.5 million due primarily to net repayments under the Credit Facility of $205.0 million and $29.4 million in distributions paid, partially offset by $19.4 million from the issuance of common stock under the Current ATM Program and the Prior ATM Program. As of June 30, 2024, cash and cash equivalents, including restricted cash, were $50.7 million.
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
Credit Facility
As of June 30, 2025, we had $300.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400.0 million under certain circumstances. The revolving period under the Credit Facility is scheduled to expire on November 30, 2025, and the scheduled maturity date of the Credit Facility is May 30, 2027 (unless otherwise terminated earlier pursuant to its terms). Borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 3.20% if facility utilization is greater than or equal to 75%, 3.35% if utilization is greater than or equal to 50% but less than 75%, 3.50% if utilization is less than 50% and 4.5% during the amortization period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of June 30, 2025 and December 31, 2024, we had outstanding borrowings under the Credit Facility of $50.0 million and $5.0 million, respectively, excluding deferred credit facility costs of $3.1 million and $3.9 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $250.0 million and $295.0 million of remaining capacity on our Credit Facility as of June 30, 2025 and December 31, 2024, respectively.
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
As of June 30, 2025 and December 31, 2024, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $199.7 million and $199.5 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.

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
As of June 30, 2025 and December 31, 2024, we have recorded in the consolidated statements of assets and liabilities our liability for the 2027 Notes, net of deferred issuance costs, of $124.5 million and $124.4 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2027 Notes.
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
As of June 30, 2025, we have recorded in the consolidated statements of assets and liabilities our liability for the 2028 Notes, net of deferred issuance costs, of $49.4 million. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2028 Notes.
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
As of June 30, 2025, $56.5 million in shares remained available for sale under the Current ATM Program.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of June 30, 2025, our asset coverage for borrowed amounts was 182%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of June 30, 2025:

Payments Due By Period (in thousands)	June 30, 2025
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$50,000	$—	$50,000	$—	$—
2026 Notes	200,000	200,000	—	—	—
2027 Notes	125,000	—	125,000	—	—
2028 Notes	50,000	—	50,000	—	—
Total	$425,000	$200,000	$225,000	$—	$—

Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2025 and December 31, 2024, our unfunded commitments totaled $184.7 million and $104.5 million, respectively, of which $27.3 million and $9.1 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of June 30, 2025 and December 31, 2024:

Unfunded Commitments(1) (in thousands)	June 30, 2025	December 31, 2024
Eightfold AI Inc.	$25,000	$—
Project Affinity, Inc.	25,000	5,500
ThoughtSpot, Inc.	25,000	—
Rudderstack, Inc.	20,000	—
Branch Messenger, Inc.	16,934	—
Simpplr Inc.	15,625	—
ActiveHours Inc.	15,000	15,000
Ao1 Holdings Inc.	11,003	11,003
Minted Inc.	9,524	8,500
Muon Space, Inc.	7,700	10,000
Tetrascience, Inc.	5,000	—
Hover Inc.	4,000	4,000
All Inspire Health, Inc.	1,000	—
Eridu Corporation	1,000	—
Equafin Corp.	877	—
Hydrow, Inc.	861	543
FlashParking, Inc.	500	500
Panorama Education, Inc.	380	4,280
Parry Labs, LLC	267	500
FabFitFun, Inc.	—	—
Corelight, Inc.	—	9,000
Cresta Intelligence Inc.	—	10,000
Ocrolus Inc.	—	2,856
Overtime Sports Inc.	—	22,858
Total	$184,671	$104,540
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of June 30, 2025 and December 31, 2024:

Unfunded Commitments(1) (in thousands)	June 30, 2025	December 31, 2024
Dependent on milestones	$27,300	$9,100
Expiring during:
2025	$19,604	$83,617
2026	88,610	20,923
2027	76,457	—
Unfunded commitments	$184,671	$104,540
_______________
(1)Does not include backlog of potential future commitments.
As of June 30, 2025, our unfunded commitments to 19 companies totaled $184.7 million. As of December 31, 2024, our unfunded commitments to 14 companies totaled $104.5 million. During the three and six months ended June 30, 2025, $13.8 million and $50.3 million, respectively, in unfunded commitments expired or were terminated. During the three and six months ended June 30, 2024, $15.0 million and $56.5 million, respectively, in unfunded commitments expired or were terminated.
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

The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of June 30, 2025 and December 31, 2024, the fair value for these unfunded commitments totaled $1.8 million and $0.9 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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
The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to June 30, 2025. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2024, 2023, 2022, 2018 and 2017 distributions represent ordinary income as our earnings equaled or exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
March 31, 2024	February 27, 2024	March 14, 2024	March 29, 2024	0.40
June 30, 2024	April 24, 2024	June 14, 2024	June 28, 2024	0.40
September 30, 2024	July 31, 2024	September 16, 2024	September 30, 2024	0.30
December 31, 2024	October 30, 2024	December 13, 2024	December 27, 2024	0.30
March 31, 2025	February 25, 2025	March 17, 2025	March 31, 2025	0.30
June 30, 2025	April 30, 2025	June 16, 2025	June 30, 2025	0.30
			Total cash distributions	$16.65
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.
For the three months ended June 30, 2025, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 74.0% of total distributions paid. As of June 30, 2025, we had estimated undistributed taxable earnings from net investment income of $42.0 million, or $1.04 per share.

Recent Developments
Distribution
On August 5, 2025, the Board declared a $0.23 per share regular quarterly distribution, payable on September 30, 2025 to stockholders of record on September 16, 2025.
Recent Portfolio Activity
From July 1, 2025 through August 5, 2025, we closed $114.0 million of additional debt commitments and funded $20.5 million in new investments. TPC’s direct originations platform entered into $57.7 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.
TPC Stock Purchase Program
Our sponsor, TriplePoint Capital LLC, announced a discretionary share purchase program to acquire up to $14 million of our outstanding shares of common stock at prices below the then-current NAV per share over the next twelve months subject to certain trading parameters and limitations. These purchases may occur through various methods, including in open market transactions and through privately negotiated transactions, and may be conducted in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act.
Income Incentive Fee Waiver
Subsequent to quarter-end, the Adviser amended its existing income incentive fee waiver to waive, in full, its quarterly income incentive fee for the remainder of fiscal year 2025.
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
As of June 30, 2025, approximately 62.3%, or $388.3 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all of which have interest rate floors of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it remains above the interest rate floor; however, our 2026 Notes, 2027 Notes and 2028 Notes bear interest at fixed rates (subject to increases in the applicable fixed rates upon the occurrence of certain events pursuant to the relevant note purchase agreement).

As of June 30, 2025, our floating rate borrowings totaled $50.0 million, which represented 11.8% of our outstanding debt. As of June 30, 2025, all of our floating rate debt investments were subject to interest-rate floors set at 3.25% or higher. Because the Prime Rate as of June 30, 2025 was 7.50%, which is at or above the interest-rate floors applicable to our floating rate debt investments, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches 3.25%, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable interest-rate floor. In addition, with respect to interest expense on our floating rate borrowings under the Credit Facility, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of June 30, 2025. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of June 30, 2025, our interest expense on floating rate borrowings will increase if rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the June 30, 2025 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$10,628	$(1,500)	$9,128
Up 200 basis points	$6,896	$(1,000)	$5,896
Up 100 basis points	$3,164	$(500)	$2,664
Up 50 basis points	$1,451	$(250)	$1,201
Down 50 basis points	$(1,153)	$250	$(903)
Down 100 basis points	$(2,060)	$500	$(1,560)
Down 200 basis points	$(2,817)	$1,000	$(1,817)
Down 300 basis points	$(3,203)	$1,500	$(1,703)
This analysis is indicative of the potential impact on our investment income as of June 30, 2025, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after June 30, 2025 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. As of June 30, 2025, we had no interest rate hedging transactions in place, but may seek to enter into such transactions in the future.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. As of June 30, 2025, we had $62.9 million of investments at fair value denominated in foreign currencies and had no foreign currency hedging transactions in place, but may seek to enter into such transactions in the future.
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
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2025 to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2024 (filed with the SEC on March 5, 2025) which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act. Similarly, we did not repurchase any shares of our equity securities during the quarter ended June 30, 2025.
Dividend Reinvestment Plan
During the three months ended June 30, 2025, we issued 90,912 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended June 30, 2025 was $0.6 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Custody Arrangements
On August 5, 2025, the Company entered into a document custody agreement (the “Document Custody Agreement”) with Computershare Trust Company, N.A. (“Computershare”), pursuant to which Computershare will serve as the document custodian and provide custody services with respect to loan files and documents held by the Company. Either party may terminate the Document Custody Agreement at any time upon 60 days’ prior written notice.
On August 5, 2025, the Company entered into a custodial agreement (the “Securities Custody Agreement”) with Computershare pursuant to which Computershare will serve as the securities and cash custodian and provide custody services with respect to such assets held by the Company. Either party may terminate the Securities Custody Agreement at any time upon 60 days’ prior written notice.
The above summaries of the Document Custody Agreement and the Securities Custody Agreement are not complete and are qualified in their entirety by the full text of the Document Custody Agreement and the Securities Custody Agreement, copies of which are filed with this Quarterly Report on Form 10-Q as Exhibits 10.2 and 10.3, respectively, and incorporated herein by reference.
Income Incentive Fee Waiver
Subsequent to quarter-end, the Adviser amended its existing income incentive fee waiver to waive, in full, its quarterly income incentive fee for the remainder of fiscal year 2025.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Fees and Expenses
The information in the following table is being provided to update, as of June 30, 2025, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-277680), declared effective by the SEC on April 18, 2024, as supplemented by the prospectus supplement relating to our Current ATM Program. The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Quarterly Report on Form 10-Q, or any filing under the Securities Act into which this Quarterly Report on Form 10-Q is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.
Except as noted below, the following annualized percentages were calculated based on actual expenses incurred in the six months ended June 30, 2025 and net assets as of June 30, 2025, and do not include events occurring subsequent thereto. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission payable by us (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as a percentage of net assets attributable to common stock):
Base management fee payable under the Advisory Agreement	3.81%	(4)
Incentive fee payable under the Advisory Agreement (20% of net investment income and realized capital gains)	2.55%	(5)
Interest payments on borrowed funds	7.58%	(6)
Other expenses	2.32%	(7)
Total annual expenses	16.26%
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
(5)Assumes that annual incentive fees earned by our Adviser remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the six months ended June 30, 2025 adjusted for any equity issuances. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable. Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since March 5, 2014. Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.
(6)“Interest payments on borrowed funds” represent our estimated annual interest payment, fees and credit facility expenses and are based on results of operations for the six months ended June 30, 2025 (annualized), including with respect to the Credit Facility, the 2025 Notes, the 2026 Notes, the 2027 Notes and the 2028 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board’s and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)“Other expenses” represent our estimated amounts for the current fiscal year, which are based upon the results of our operations for the six months ended June 30, 2025, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (1)	$137	$377	$576	$941
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized capital gains	$147	$400	$606	$969
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

		Closing Sales Price(2)		Premium/(Discount) of High Sales Price to NAV(3)	Premium/(Discount) of Low Sales Price to NAV(3)	Declared Distributions
Period	NAV(1)	High	Low
Third Quarter of 2025 (through August 5, 2025)	*	$7.42	$6.79	*	*	$0.23
Second Quarter of 2025	$8.65	$7.37	$5.76	(14.8)%	(33.4)%	$0.30
First Quarter of 2025	$8.62	$8.14	$6.98	(5.6)%	(19.0)%	$0.30
Fourth Quarter of 2024	$8.61	$8.39	$6.50	(2.6)%	(24.5)%	$0.30
Third Quarter of 2024	$9.10	$8.99	$6.86	(1.2)%	(24.6)%	$0.30
Second Quarter of 2024	$8.83	$9.63	$7.97	9.1%	(9.7)%	$0.40
First Quarter of 2024	$9.02	$11.48	$9.01	27.3%	(0.1)%	$0.40
Fourth Quarter of 2023	$9.21	$10.99	$9.20	19.3%	(0.1)%	$0.40
Third Quarter of 2023	$10.37	$12.62	$10.12	21.7%	(2.4)%	$0.40
Second Quarter of 2023	$10.70	$12.27	$9.81	14.7%	(8.3)%	$0.40
First Quarter of 2023	$11.69	$12.72	$10.75	8.8%	(8.0)%	$0.40
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
On August 5, 2025, the reported closing sales price of our common stock was $6.90 per share. As of August 5, 2025, we had 7 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.
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

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(2)

10.1	Custody Agreement, dated as of August 5, 2025, by and between TriplePoint Venture Growth BDC Corp. and Computershare Trust Company, N.A.(*)

10.2	Custodial Agreement, dated as of August 5, 2025, by and between TriplePoint Venture Growth BDC Corp. and Computershare Trust Company, N.A.(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

99.1	Amended Income Incentive Fee Waiver Letter delivered to TriplePoint Venture Growth BDC Corp. by TriplePoint Advisers LLC, dated August 6, 2025(*)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(*)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

TriplePoint Venture Growth BDC Corp.
Date: August 6, 2025	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer
(Principal Financial and Accounting Officer)