Form 10-K
period 2025-12-31
TriplePoint Venture Growth BDC Corp.
filed 2026-03-04
CIK 1580345

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
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2025 based on the closing price on that date of $7.01 on the New York Stock Exchange was $278.8 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
There were 40,491,145 shares of the Registrant’s common stock outstanding as of March 4, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the Registrant’s 2026 annual meeting of stockholders (the “2026 Proxy Statement”), to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K, as indicated herein.

TRIPLEPOINT VENTURE GROWTH BDC CORP.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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
•“TPC” and “TriplePoint Capital” refers to TriplePoint Capital LLC, a Delaware limited liability company; and
•“Financing Subsidiary” refers to TPVG Variable Funding Company LLC, a Delaware limited liability company and our wholly owned, bankruptcy remote special purpose subsidiary established for the sole purpose of entering into, and borrowing under, the Credit Facility.
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
We originate and invest primarily in loans that have a secured collateral position and are generally used by venture growth stage companies to finance their continued expansion and growth, and, on a select basis, equipment financings and revolving loans, together with, in many cases, attached equity “kickers” in the form of warrant investments, and direct equity investments to venture capital-backed companies. We underwrite our investments seeking an unlevered yield-to-maturity on our growth capital loans and equipment financings generally ranging from 10% to 18% and on our revolving loans generally ranging from 1% to 10% above the applicable Prime Rate, or a market margin above SOFR-indexed loans in each case, with potential for higher returns in the event we are able to exercise warrant investments and realize gains or sell our related equity investments at a profit. We also generally underwrite our secured loans seeking a loan-to-enterprise value of less than 25%.
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
TPC utilizes a unique, relationship-based lending strategy that primarily targets companies funded by a select group of leading venture capital investors. TPC refers to this approach as the “TriplePoint Lifespan Approach.” Key elements of the TriplePoint Lifespan Approach include:
•establishing debt financing relationships with select venture capital-backed companies primarily across the lifecycle stages of development;
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
The Adviser’s senior investment team, which is led by the Adviser’s co-founders, James P. Labe and Sajal K. Srivastava, is highly experienced and disciplined in providing debt financing across all stages of a venture capital-backed company’s lifecycle and has developed long-standing relationships with, and has an established history of investing alongside, premier venture capital investors as a creative, flexible and dependable financing partner. The Adviser’s senior investment team has extensive experience and backgrounds in technology and other high growth industries as well as in venture capital, private equity and credit. The Adviser’s senior investment team has multiple years of relevant experience and an extensive network of industry contacts and venture capital relationships.

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
Target Venture Growth Stage Companies
We primarily target investment opportunities in venture growth stage companies backed by venture capital investors. However, having backing from a venture capital investor does not guarantee financing from us. Prospective borrowers must further qualify based on our Adviser’s rigorous and established investment selection and underwriting criteria and generally may have many of the following characteristics:
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
•meaningful customer sales, commitments or orders and have generated or we believe are reasonably expected to generate within the current fiscal year an annualized run rate of at least $20 million in revenues and a strong outlook for continued and/or potentially rapid revenue growth;
•a leadership position in its market (or the potential to establish a leadership position) with potential and/or defensible barriers to entry;
•an experienced senior management team with a successful track record;
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
For many venture capital-backed companies, we believe that the venture growth stage is generally the point in their lifecycle at which they could begin operational and financial preparations for a liquidity event, such as an initial public offering or private sale. We believe these investments provide us with a stable, fixed-income revenue stream along with the potential for equity-related gains on a risk-adjusted basis. We may also invest in venture capital-backed companies in other lifecycle stages of development, including early stage and later stage, when our Adviser’s senior investment team believes that they present an attractive investment opportunity for us and may give us an advantage to not only source future financing opportunities but also to evaluate credit performance over a longer period of time.
Invest with TPC’s Select Group of Leading Venture Capital Investors
We generally expect to (i) benefit from the relationships developed by TPC as part of its TriplePoint Lifespan Approach and (ii) target investment opportunities backed by a select group of leading venture capital investors. We believe these well-recognized firms have consistently generated strong returns through superior selection processes and access to experienced entrepreneurs and quality investment opportunities based upon their strong reputations and track records, specialized knowledge and experienced investment professionals. We evaluate and adjust this select group of investors from time to time based on the firm’s business dynamics, track record, and our experience with these firms. As a result of this strategy, we focus and narrow our investment sourcing efforts to those investment opportunities backed by these leading venture capital investors with established track records targeting investments primarily in the Silicon Valley, Boston, New York, Southern California and, to a lesser extent, the United Kingdom, Canada, Europe, Israel and other geographic areas where venture capital investors are deploying capital. We believe these relationships serve as an important source of investment opportunity referrals for us. We work with our select group of leading venture capital investors to identify debt financing opportunities within their portfolio companies that we believe have established management teams, strong venture capital investor support, large market opportunities, innovative technology or intellectual property, potential for meaningful warrant and/or equity investment returns and sufficient cash reserves to complement a potential debt financing opportunity.
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
We generally view high growth industries as industries which we believe may experience a higher than average growth rate as compared to others as a result of demand for new products or services offered by companies in these industries. These companies may also have a global business strategy and products or services that appeal to customers and consumers worldwide.

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
Utilize a Disciplined Investment Process
Our Adviser’s senior investment team leverages the more than 50 years of combined experience and expertise of Mr. Labe and Mr. Srivastava, TPC’s co-founders, and the track record developed by them and other team members in reviewing prospective borrowers and potential financings, structuring those financings and subsequently monitoring those that are pursued and made, through which our Adviser’s senior investment team has succeeded in making profitable investments and minimizing credit losses. Additionally, we believe that the credit performance of our venture capital-backed companies and the returns associated with lending to these companies are enhanced through (i) our Adviser’s focus on originating investments primarily backed by TPC’s select group of leading venture capital investors and (ii) having an understanding of their outlook and/or support of our prospective and existing borrowers.
Employ Active Portfolio Management Processes
Our Adviser utilizes an extensive internal credit tracking and monitoring approach to regularly follow a borrower’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each borrower is appropriate. This process has been refined and validated by our Adviser’s senior investment team and through the track record developed by TPC since its inception, and is based, in part, on our Adviser’s expertise, familiarity and deep understanding of the risks associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the outlook for the borrower’s industry segment, progress of product development, overall adherence to the business plan, financial condition, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure matters. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess the borrower’s progress and development and the venture capital investor’s outlook and/or level of support for our borrower. Our Adviser determines the appropriate course of action with respect to investments in borrowers on our Credit Watch List (as described further below).

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
Growth Capital Loans
Key typical attributes of our growth capital loans include:
•Size typically ranges from $5 million to $75 million. We generally target and balance our growth capital loan size to the total equity capital base, the current or near-term enterprise value, value of intellectual property, revenue run rate and current or near-term cash and liquidity profile of a prospective borrower;
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
•Equity “kickers” may be included in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;
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
Equipment Financings
Key typical attributes of our equipment financings include:
•Size typically ranges from $5 million to $75 million. We generally target the size of our equipment financing to anticipate the capital equipment needs for a prospective borrower over a twelve month period balanced by the total equity capital base, the current or near-term enterprise value, value of intellectual property, revenue run rate and current or near-term cash and liquidity profile of a prospective borrower;
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

•Equity “kickers” may be included in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any potential equity appreciation and enhance our overall returns;
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
Revolving Loans
On a select basis, we offer revolving loans. Key typical attributes of our revolving loans include the following:
•Size ranges from $1 million to $75 million. We generally structure our revolving loans subject to an advance rate against the company’s inventory, supply-chain components, accounts receivable, contractual or future billings, bookings, revenues, marketing spend, sales or cash payments and collections including proceeds from a sale, financing or the equivalent, that serve as our sole or primary collateral in support of the repayment of such loans;
•Short total repayment periods typically ranging from 12 to 36 months that typically provide for interest-only periods and/or moderate loan amortization in the early period of the loan, with the majority of the amortization deferred until 12 to 24 months after the loan’s funding date or on its maturity date;
•Unlevered yield-to-maturity generally ranging from 1% to 10% above the applicable Prime Rate, or a market margin above SOFR-indexed loans, which may include current interest payments at fixed or floating rates, upfront and facility fees, an end-of-term payment and/or a PIK interest payment. Our end-of-term payments are contractual and fixed interest payments due at the maturity date of the loan, including upon prepayment, and are generally a fixed percentage of the original principal balance of the loan. The portion of our end-of-term payments that equal the difference between our yield-to-maturity and the stated interest rate on the loan are recognized as non-cash income until they are paid;
•Equity “kickers” may be included in the form of warrant investments to acquire preferred or common stock in the prospective borrower that allow us to participate in any equity appreciation and enhance our overall returns;
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
Brokerage Allocation and Other Practices
Since we acquire and dispose of many of our investments in privately negotiated transactions, many of the transactions that we engage in do not require the use of brokers or the payment of brokerage commissions. Subject to policies established by our Board, our Adviser is primarily responsible for selecting brokers and dealers to execute transactions with respect to the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. Our Adviser does not execute transactions through any particular broker or dealer but seeks to obtain the best net results for us under the circumstances, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. Our Adviser generally seeks reasonably competitive trade execution costs but does not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, our Adviser may select a broker based upon brokerage or research services provided to our Adviser and us and any other clients. In return for such services, we may pay a higher commission than other brokers would charge if our Adviser determines in good faith that such commission is reasonable in relation to the services provided. We also pay brokerage commissions incurred in connection with open-market purchases under any dividend reinvestment plan sponsored by any publicly traded portfolio company, as applicable. The aggregate amount of brokerage commissions paid by us during the three most recent fiscal years is $63,000.
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
Our Adviser’s diligence and credit analysis process typically includes virtual or in-person visits by one of our Adviser’s Investment and Credit Analysis professionals (each, an “Investment and Credit Analysis Professional”) to a prospective borrower’s headquarters and other facilities, interviews with key management and board members and reference checks on senior management. In addition, the diligence process may include discussions with key industry research analysts, other industry participants, and customers and suppliers, where appropriate. One of our Adviser’s Investment and Credit Analysis Professionals also typically reviews the prospective borrower’s organizational documents and structure, capital structure, assets, liabilities, employee plans, key customer or supplier contracts, legal and tax matters and other relevant legal documentation. The Investment and Credit Analysis Professional, along with the Originations Professional, submit a detailed credit and due diligence memorandum describing and analyzing the proposed transaction, as well as the outcome of the diligence and credit analysis activities. This memorandum is circulated to a committee of the Adviser’s senior investment team members, which typically includes a member of the Investment Committee (each, a “Credit Committee”), and other investment team members in advance of their meetings.
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
Investment Monitoring and Portfolio Management
Our Adviser utilizes an extensive internal credit tracking and monitoring approach to regularly follow a borrower’s actual financial performance and achievement of business-related milestones to ensure that the internal risk rating assigned to each borrower is appropriate. This process has been refined and validated by our Adviser’s senior investment team and through the track record developed by TPC since its inception and is based in part on its expertise and deep understanding of the risk associated with investing in various stages of a venture capital-backed company’s lifespan. The analysis focuses on both quantitative metrics, such as cash balance and cash burn, and our Adviser’s qualitative assessment in various areas, such as the outlook for the borrower’s industry segment, progress of product development, overall adherence to the business plan, financial condition, future growth potential and ability to raise additional equity capital. Our Adviser maintains dialogue and contact with our borrowers’ management teams to discuss, among other topics, business progress, cash flow, financial condition and capital structure matters. Our Adviser also typically engages in dialogue with the venture capital investors in our borrowers to understand and assess such borrower’s progress and development and the venture capital investor’s outlook and/or level of support for such borrower.
Each of our borrowers is assigned a “Portfolio Company Team” consisting of staff from our Adviser’s Originations, Investment and Credit Analysis, Portfolio Monitoring and Legal teams. Our Adviser believes that having a dedicated Portfolio Company Team for each borrower further strengthens the relationship it has with the borrower, which is a key component of our Adviser’s strategy and affords our Adviser consistent and continuous interaction with our borrowers. A Portfolio Monitoring professional is assigned to all borrowers to ensure compliance with financial statement and compliance reporting, insurance filing and timely payment requirements. These professionals review the various financial statements, compliance reports and other documents received from our borrowers on a monthly or quarterly basis, as well as any publicly filed financial information or financing statements, such as UCC financing statements and press releases, and enter them into our Adviser’s proprietary client-management platform for review by the rest of the Portfolio Company Team. In the event of a missed payment or if other credit issues arise, the Portfolio Company Team initiates escalation procedures.
On a monthly basis, our Adviser and the Adviser’s senior investment team review material events and information on our borrowers and discuss in detail those borrowers that are performing below expectations. On a quarterly basis, or more frequently as needed, our Originations Professionals and Investment and Credit Analysis Professionals also undertake an extensive re-evaluation of each borrower and prepare a portfolio update. Key topics that are reviewed include timing/status of the next equity financing round, cash balance and burn rate, financial and operational progress, and covenant adherence. These meetings are typically attended by one or more members of our Adviser’s Investment Committee and the appropriate senior investment team and the Portfolio Company Team for the specific borrower being reviewed.
If the outlook for a borrower, its industry, or a borrower’s available cash balance or credit rating is materially deteriorating, or there is a material downturn in the borrower’s standing since the Adviser’s last review, the Adviser changes the standing of the borrower on the Credit Watch List (as discussed below) and its Originations Professionals and Investment and Credit Analysis Professionals contact the borrower and its venture capital investors to discuss and understand any changes. In these situations, the Adviser generally receives input, analysis and recommendations from a committee of senior investment team members and other advisors with experience managing distressed loan situations (the “Portfolio Group Committee”). Our Originations Professionals and Investment and Credit Analysis Professionals actively work to maintain an open dialogue with borrowers on the Credit Watch List to work to limit the likelihood of a default. Our Adviser assesses each borrower on our Credit Watch List and, based on the recommendations from the Portfolio Group Committee and from our Originations Professionals and Investment and Credit Analysis Professionals, determines the appropriate course of action, including decisions to declare a default, enforce our rights and remedies, modify or waive a provision of our investments, seek early pay-off, wait for an external event, such as an acquisition or financing, or restructure the distressed loan or receive additional consideration in the form of fees or warrant investments. In some cases, we may pursue remedies to protect our investment such as taking steps to preserve or protect collateral and liquidate or collect collateral, with or without the cooperation of management. If a bankruptcy event or insolvency is a possibility, we may utilize outside counsel to provide advice on avoiding this outcome and to minimize and mitigate the adverse effects on us.
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
Commencing with the quarter ending March 31, 2025, until and including the quarter ending December 31, 2026, the Adviser has agreed to waive, in full, any and all of investment income component of the incentive fee payable for a quarter by the Company to the Adviser under the Investment Advisory Agreement. No portion of the investment income component of the incentive fee waived by the Adviser shall be subject to recoupment by the Adviser.

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
Board Approval of the Investment Advisory Agreement
The Investment Advisory Agreement between us and our Adviser was initially approved by our Board at an in-person meeting in November 2013 and entered into in February 2014. Our Board most recently determined to re-approve the Investment Advisory Agreement at a meeting held on October 29, 2025. In reaching a decision to re-approve the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
Our Board most recently determined to re-approve the Administration Agreement at a meeting held on October 29, 2025. In connection with such approval, the Board, including a majority of independent directors, reviewed the payments made by us to the Administrator to determine that the provisions of the Administration Agreement are carried out satisfactorily and to determine, among other things, whether the payments made by us under the Administration Agreement are reasonable in light of the services provided. The Board has also reviewed the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and the affiliates of TPC. The Board assessed the reasonableness of such reimbursements for expenses allocated to us based on the nature and quality of the administrative services provided to us by the Administrator, our projected operating expenses and expense ratio compared to BDCs with similar investment objectives, any existing and potential sources of indirect income to the Administrator from its relationship with us, information about the administrative services to be performed and the personnel performing such administrative services, the organizational capability of the Administrator, and the possibility of obtaining similar services from other third-party service providers.
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

Staffing Agreement
Our Adviser has entered into the Staffing Agreement with TPC (the “Staffing Agreement”). Pursuant to the Staffing Agreement, TPC has made and will continue to make, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment teams led by either Mr. Labe or Mr. Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Our Adviser is responsible for determining if we will participate in deal flow generated by TPC. Our Adviser takes advantage of the significant deal origination channels, rigorous due diligence process, disciplined underwriting methods, creative investment structuring and comprehensive portfolio management and investment monitoring capabilities of TPC’s senior investment team. The Staffing Agreement may be terminated by either party with 60 days’ prior written notice to the other party.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for U.S. federal income tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

For U.S. federal income tax purposes, we are generally permitted to carry forward a net capital loss in any taxable year to offset our own capital gains, if any. These amounts are available to be carried forward to offset future capital gains to the extent permitted by the Code and applicable tax regulations. Any such loss carryforwards will retain their character as short-term or long-term. In the event that we were to experience an ownership change as defined under the Code, the capital loss carryforwards and other favorable tax attributes of us, if any, may be subject to limitation.
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
Debt Instruments
We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID (such as debt instruments with an end-of-term payment and/or PIK interest payment or, in certain cases, increasing interest rates or issued with warrant investments), we must include in taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as PIK interest, deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrant investments or stock, or certain income with respect to equity investments in foreign corporations. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and to avoid the 4% U.S. federal excise tax, even though we will not have received any corresponding cash amount.
Below Investment Grade Instruments
Investments in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated may present special tax issues for us. The U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income tax.
Warrant Investments
    Gain or loss realized by us from the sale or exchange of warrant investments acquired by us, as well as any loss attributable to the lapse of such warrant investments, generally are treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term generally depends on how long we held a particular warrant and on the nature of the disposition transaction.
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

Senior Securities
On April 24, 2018, the Board unanimously approved the application of the modified asset coverage requirements set forth in Section 61(a) of 1940 Act. In addition, at a special meeting of stockholders held on June 21, 2018, our stockholders approved the application of the 150% minimum asset coverage requirements under the 1940 Act, and we became subject to the 150% minimum asset coverage ratio effective June 22, 2018. Thus, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2025, the Company’s asset coverage for borrowed amounts was 175%.
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
We have also adopted a Code of Business Conduct and Ethics under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which applies to, among others, our Chief Executive Officer and Chief Financial Officer.
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
We co-invest from time to time, and intend to continue making co-investments, with TriplePoint Capital and/or investment funds, accounts and vehicles managed by TriplePoint Capital or its affiliates, including TriplePoint Private Venture Credit Inc. (“TPVC”) and TriplePoint Venture Lending Fund, LLC (“TPVL”), where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TriplePoint Capital and/or such investment funds, accounts and vehicles managed by TPC or its affiliates where the only term that is negotiated is price. However, pursuant to the Exemptive Order, we are permitted to participate in negotiated co-investment transactions with TriplePoint Capital and/or investment funds, accounts and vehicles managed by TPC or its affiliates, including TPVC and TPVL, where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the Exemptive Order. Our Adviser, pursuant to the Exemptive Order, operates under a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that our Adviser consider the interests of us in allocations. Under the Exemptive Order, among other things, the terms, conditions, price, and class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made, and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. While the Exemptive Order permits greater flexibility to negotiate the terms of co-investments with TriplePoint Capital and/or investment funds, accounts and investment vehicles managed by TriplePoint Capital or its affiliates, including TPVC and TPVL, where doing so is consistent with regulatory requirements and other pertinent factors, the requirements of the Exemptive Order (including any requirements for Board approval thereunder), as well as other regulatory requirements associated with us and other BDCs managed by the Adviser, potentially will impact the investment allocations among other participating accounts (including, for the avoidance of doubt, us) or otherwise impact allocation results.

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
•We and our portfolio companies are subject to risks associated with artificial intelligence and machine learning technology.
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
Although we have been able to secure access to additional liquidity, including through the Credit Facility, public and private debt issuances and equity offerings, the potential for volatility in the debt and equity capital markets provides no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all. Further, during periods of time when our common stock trades at market prices below our net asset value per share, we will be limited in our ability to sell new shares if we do not have stockholder authorization to sell shares at a price below net asset value per share. We did not seek stockholder authorization to sell shares of our common stock below the then-current net asset value per share of our common stock at our 2025 annual meeting of stockholders and do not intend to seek such authorization at our 2026 annual meeting of stockholders.
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
Our Adviser has entered into the Staffing Agreement with TPC. Pursuant to the Staffing Agreement, TPC makes, subject to the terms of the Staffing Agreement, its investment and portfolio management and monitoring teams available to our Adviser. We believe that the Staffing Agreement (i) provides us with access to deal flow generated by TPC in the ordinary course of its business; (ii) provides us with access to TPC’s investment professionals, including its senior investment teams led by either Mr. Labe or Mr. Srivastava, and TPC’s non-investment employees; and (iii) commits certain key senior members of TPC’s Investment Committee to serve as members of our Adviser’s Investment Committee. Under the Staffing Agreement, TPC is required to make the Adviser aware of any financings that TPC evaluates, originates, or in which TPC participates, and the Adviser is responsible for allocating the investment opportunities amongst its affiliates fairly and equitably over time in accordance with its allocation policy. We depend on the diligence, skill and network of business contacts of our Adviser’s senior investment team and our executive officers to achieve our investment objective. We cannot assure you that TPC will fulfill its obligations under the Staffing Agreement or its allocation policy. Further, the Staffing Agreement may be terminated by either party with 60 days’ prior written notice to the other party, and we cannot assure you that the Staffing Agreement will not be terminated by TPC or that our Adviser will continue to have access to the professionals and Investment Committee of TPC or its information and deal flow. The loss of any such access would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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
Our ability to achieve our investment objective depends on our Adviser’s ability to manage our business and to grow our investments and earnings. This depends on our Adviser’s ability to identify, invest in and monitor companies that meet our underwriting criteria. Furthermore, our Adviser may choose to slow or accelerate new business originations depending on market conditions, the rate of investment activity among TPC’s select group of leading venture capital investors, our Adviser’s knowledge, expertise and experience, and other market dynamics. The achievement of our investment objective on a cost-effective basis depends upon our Adviser’s origination capabilities, execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Our Adviser’s senior investment team also has substantial responsibilities in connection with the management of TPC’s investment vehicles and business segments. We caution you that the principals of our Adviser may be called upon to provide and currently do provide significant managerial assistance to portfolio companies and other investment vehicles which are managed by the Adviser. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our financial condition, results of operations and cash flows.
We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.
Our competitors include both existing and newly formed equity and debt-focused public and private funds, other BDCs, investment banks, venture-oriented banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. One or more of our competitors may have or develop relationships with TPC’s select group of leading venture capital investors. We may also be limited in our ability to make an investment pursuant to the restrictions under the 1940 Act to the extent one or more of our affiliates has an existing investment with such obligor. Additionally, many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have a lower cost of capital than we do, which may allow them to offer financing on more attractive terms. Also, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our ability to be subject to taxation as a RIC. Additionally, potential deregulation of bank capital requirements or lending restrictions could further increase competition from banks, which historically have not been as active in the venture lending market, and could adversely affect our ability to source attractive investment opportunities and the terms on which we are able to make investments.

The competitive pressures we face may have a material adverse effect on our financial condition, results of operations and cash flows. We do not compete primarily on the financing rates and terms we offer and believe that some competitors make loans with rates that are comparable or lower than our rates. We may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. Increased competition may also result in our making investments on less favorable terms than we otherwise would have anticipated, including with respect to pricing, covenants, collateral requirements and other structural protections, which could adversely affect our investment returns and increase our credit risk. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
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
A reduction in the availability of new capital or an inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have a material adverse effect on our financial condition, results of operations and cash flows. We cannot predict the timing, price, or terms upon which additional capital, if any, may be available. Any future debt or equity financing, if available, may be on terms that are less favorable to us than our current financing arrangements, and any future equity issuance, if any, could dilute the percentage ownership of our current stockholders.
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
Since in these cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to maintain our tax treatment as a RIC and to avoid a 4% U.S. federal excise tax on certain of our undistributed income. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain sufficient cash from other sources, we may fail to qualify for tax treatment as a RIC and thus be subject to corporate-level income tax. In addition, if a portfolio company defaults on a loan that has an accrued PIK interest, end-of-term payment, and/or OID component, we may be required to reverse prior income accruals in respect of such investment, which could reduce our net asset value and our reported net investment income for the period in which such reversal occurs. There can be no assurance that income accruals will ultimately be realized in cash.
The amount and frequency of any distributions we may make is uncertain. You may not receive distributions or our distributions may not grow over time.
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of equity investments in portfolio companies and fee and expense reimbursement or fee waivers from the Adviser, if any. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Any distributions made from sources other than cash flow from operations or relying on fee waivers or expense reimbursement, if any, from the Adviser are not based on our investment performance, and can be sustained only if we achieve positive investment performance in future periods and/or the Adviser continues to waive such fees or make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the performance of our investments, the level of participation in our distribution reinvestment plan and how quickly we invest the proceeds from any offering. Stockholders should also understand that any future repayments to the Adviser, if applicable, will reduce the distributions that stockholders would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain our distributions, or be able to pay distributions at all. Except with respect to its agreement to waive all of the quarterly income incentive fee through the quarter ending December 31, 2026, the Adviser has no obligation to waive fees.
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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% (i.e., the amount of debt may not exceed 66-2/3% of the value of our assets) after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous to us in order to repay a portion of our indebtedness. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. A failure to satisfy the asset coverage ratio could also restrict our ability to pay distributions, potentially impairing our ability to maintain our qualification as a RIC. To the extent we have senior securities outstanding, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the then-current net asset value per share of our common stock if our Board determines that such sale is in our best interests, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and you may experience dilution. During periods of market dislocation or when our common stock trades below net asset value, our inability to issue shares below net asset value without required approvals may limit our ability to raise equity capital and take advantage of investment opportunities at attractive prices.
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

We finance certain of our investments with borrowed money when we expect the return on our investment to exceed the cost of borrowing. As of December 31, 2025, we had $95.0 million of principal outstanding under the Credit Facility, $200.0 million of principal outstanding on our 4.50% notes due 2026 (the “2026 Notes”), $125.0 million of principal outstanding on our 5.00% notes due 2027 (the “2027 Notes”) and $50.0 million of principal outstanding on our 8.11% notes due 2028 (the “8.11% 2028 Notes”) before reducing the unamortized debt issuance costs. The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in shares of our common stock. Lenders will have fixed dollar claims on our assets that are superior to the claims of the holders of our common stock and we would expect such lenders to seek recovery against our assets in the event of a default. In addition, under the terms of the Credit Facility and any borrowing facility or other debt instrument we may enter into in the future, we are or will likely be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses, potentially triggering mandatory debt payments or asset contributions under the Credit Facility or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions with respect to our common stock. Our ability to service any debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2025, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2025(1)	(31.1)%	(19.2)%	(7.4)%	4.5%	16.4%
_______________
(1)The hypothetical return to common stockholders is calculated by multiplying our total assets as of December 31, 2025 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended December 31, 2025, and then dividing the resulting difference by our total assets attributable to common stock. The calculation assumes that as of December 31, 2025 the Company had (i) $839.6 million in total assets, (ii) $470.0 million in total debt outstanding, (iii) $353.6 million in net assets, (v) and a weighted average cost of borrowings of 5.5%.
Based on our outstanding indebtedness of $470.0 million as of December 31, 2025, our investment portfolio would have been required to experience an annual return of at least 3.1% to cover annual interest payments on the outstanding debt.
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
The note purchase agreements and applicable supplements that govern our outstanding unsecured notes contain customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens and restricted payments. In addition, certain of the note purchase agreements and relevant supplements contain the following financial covenants: (1) a minimum asset coverage ratio of 1.50 to 1.00; (2) a minimum interest coverage ratio of 1.25 to 1.00; and (3) maintenance of minimum stockholders’ equity. The note purchase agreements and relevant supplements governing out outstanding unsecured notes also contain customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, if any, certain judgments and orders, certain events of bankruptcy, and, with respect to certain note purchase agreements, breach of a key man clause with respect to James P. Labe (the Company’s Chief Executive Officer) and Sajal K. Srivastava (the Company’s President and Chief Investment Officer).
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

Adverse developments in the credit markets may impair our ability to amend any existing borrowing facility or enter into any other future borrowing facility.
During past U.S. and global economic downturns, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited refinancing and loan modification transactions and reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. Such developments in the credit markets may result in, among other things, write-offs, the re-pricing of credit risk, the failure of financial institutions, or worsening general economic conditions, any of which could materially and adversely impact the availability and cost of debt capital for us. If these conditions reoccur, it may be difficult for us to enter into a new borrowing facility, obtain other financing to finance the growth of our investments or refinance any outstanding indebtedness on acceptable economic terms or at all. Any failure to extend, refinance or repay such indebtedness when due could have a material adverse effect on our liquidity, results of operations and financial condition.
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
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and the Adviser’s policies and systems designed to manage cybersecurity risks and related disclosures. We also may face increased costs to comply with the new SEC rules, including the Adviser’s increased costs for cybersecurity training and management, a portion of which may be allocated to us. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act, the New York SHIELD Act, the European Union General Data Protection Regulation (“GDPR”) and the U.K. GDPR. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. The SEC adopted cybersecurity disclosure rules effective in 2023, which impose requirements regarding the timely public disclosure of material cybersecurity incidents on Form 8-K and annual disclosure of cybersecurity risk management, strategy and governance in annual reports. In addition, amendments to Regulation S-P began to become effective in 2025, which requires registered investment advisers to adopt written incident response programs and to notify affected individuals of certain data breaches within specified timeframes. Compliance with these rules and any future changes in applicable cybersecurity regulations may impose additional costs on us and our Adviser and create additional risk that any failure to comply, or any material cybersecurity incident that we are required to disclose, could adversely affect investor confidence, the value of our securities, and our ability to raise capital.

There may be substantial financial penalties or fines for breaches of data security and privacy laws (which may include insufficient security for personal or other sensitive information). Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, the Adviser’s employees’ or our investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our or the Adviser’s computer systems and networks (or those of our third-party service providers), or otherwise cause interruptions or malfunctions in our, the Adviser’s employees’, our investors’, our portfolio companies’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors, our portfolio companies and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of investors. Furthermore, cyber threats are increasingly sophisticated and include, among other techniques, ransomware and extortion attacks, social engineering (including "phishing" and "spear phishing"), business email compromise, and nation-state-sponsored attacks. Threat actors may exploit artificial intelligence tools to increase the sophistication, speed and scale of attacks, including by creating more convincing fraudulent communications, automating attack vectors and impersonating trusted counterparties. There can be no assurance that our cybersecurity measures or those of our third-party service providers will be sufficient to detect or prevent all cyber threats.
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
We may participate in negotiated co-investment transactions with TPC and/or investment funds, accounts and vehicles managed by TPC or its affiliates, including TPVC and TPVL, where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations. We generally are only permitted to co-invest with TPC and/or such investment funds, accounts and vehicles where the only term that is negotiated is price. However, on July 8, 2025, TPC and our Adviser received the Exemptive Order from the SEC, which permits greater flexibility to negotiate the terms of co-investments with TPC and/or investment funds, accounts and investment vehicles managed by TPC or its affiliates, including TPVC and TPVL, where doing so is consistent with regulatory requirements and other pertinent factors and pursuant to the conditions of the Exemptive Order. Our Adviser, pursuant to the Exemptive Order, operates under a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that our Adviser consider the interests of us in allocations. Under the Exemptive Order, among other things, the terms, conditions, price, and class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made, and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the Exemptive Order (including any requirements for Board approval thereunder), as well as other regulatory requirements associated with us and other BDCs managed by the Adviser, potentially will impact the investment allocations among other participating accounts (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the Exemptive Order or the rules and other guidance promulgated by the SEC and its Staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.

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
We and our portfolio companies are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including generative artificial intelligence, large language models and machine learning technologies and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
The rapid developments in AI are fundamentally reshaping competitive dynamics within the sectors in which our portfolio companies operate. Portfolio companies that are unable to develop, integrate, or adopt AI tools at a competitive pace may face loss of market share or become unviable, while those that do deploy AI tools face risks of inaccurate or biased outputs, intellectual property infringement (including ownership disputes over AI-generated content and training data), cybersecurity vulnerabilities, and the potential leakage of confidential or proprietary information to third-party AI platforms. The legal and regulatory landscape for AI is rapidly evolving and uncertain at the federal, state, and international levels, and new AI regulations could impose material compliance costs or restrict certain AI use cases on which our portfolio companies depend. Furthermore, recent U.S. tariff and trade policy actions—including sweeping tariffs imposed on imports from most U.S. trading partners beginning in 2025—have created particular risks for technology-sector companies, which depend heavily on global semiconductor, memory, and component supply chains, many of which are concentrated in Asia. Any significant disruption to these supply chains could have an outsized adverse effect on our portfolio companies relative to companies in less globally integrated industries.
The recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
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
In addition, the rapid development and deployment of AI by third parties, including our portfolio companies’ competitors, could disrupt the markets and business models in which our portfolio companies operate, lower barriers to entry in their industries, and increase competitive pressures in ways that are difficult to predict. Portfolio companies that fail to adapt to AI-driven changes in their industries could experience deteriorating competitive positions, reduced revenue, and impaired ability to service our loans. Furthermore, evolving AI-related legal and regulatory requirements—including potential AI-specific legislation, the application of existing intellectual property, data privacy and consumer protection laws to AI activities, and international regulatory divergence—may impose compliance costs and operational restrictions on our portfolio companies that adversely affect their businesses and our investment returns.
We may be subject to risks associated with our investments in unitranche secured loans and securities.
We may invest in unitranche secured loans, which are a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan, whereby the “first out” tranche will have priority as any “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder. Unitranche secured loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and junior, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche secured debt generally requires payments of both principal and interest throughout the life of the loan. Generally, we expect these securities to carry a blended yield that is between senior secured and junior debt interest rates. Unitranche secured loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche secured loans combine characteristics of senior and junior financing, unitranche secured loans have risks similar to the risks associated with senior secured and second lien loans and junior debt in varying degrees according to the combination of loan characteristics of the unitranche secured loan and which tranche is being held.
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
Our total investment in an individual company may be significant. As a result, if a significant investment fails to perform as expected, it may be subject to multiple credit rating downgrades on our internal rating scale within a short period of time. As a result of such deterioration in the performance of a significant investment, our financial condition, results of operations and cash flows could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. Our concentration in technology sectors may amplify these risks, as U.S. tariff and trade policy changes and macroeconomic disruptions may disproportionately affect technology companies and the venture capital ecosystem that supports them, potentially causing simultaneous losses across multiple portfolio companies.

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
Venture capital firms in turn rely on their limited partners to pay in capital over time in order to fund their ongoing and future investment activities. To the extent that venture capital firms’ limited partners are unable or choose not to fulfill their ongoing funding obligations, the venture capital firms may be unable to continue operationally and/or financially supporting the ongoing operations of our portfolio companies, which could have a material adverse impact on our financing arrangement with our portfolio companies. The prolonged period of reduced IPO and M&A exit activity since 2022 has resulted in a significant decline in distributions from venture capital funds to their limited partners. As a result, many venture capital funds may be operating well beyond their originally contemplated fund lifecycles, and their general partners may face growing pressure from limited partners to return capital, wind down funds, or pursue secondary sales of portfolio company positions. These dynamics may reduce the willingness and ability of venture capital sponsors to make follow-on investments in our portfolio companies at critical junctures. Furthermore, reduced distributions from venture capital funds may impair limited partners’ ability to satisfy future capital calls, increasing the risk of limited partner default events that could further disrupt the financial support available to our portfolio companies.
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
In the current economic environment, additional rounds of financing may be completed at lower valuations than prior rounds (commonly referred to as “down rounds”), which may dilute or eliminate the value of equity securities and warrant positions we hold in portfolio companies and may also reduce the equity cushion supporting the repayment of our debt investments. Elevated interest rates, reduced risk appetite among institutional investors, and macroeconomic uncertainty driven in part by U.S. tariff and trade policy actions have contributed to valuation resets for technology companies, and there is no assurance that prior valuation levels will be restored. Furthermore, the reduced capacity of venture capital sponsors to support portfolio companies—whether due to limited partner liquidity constraints, fund lifecycle pressures, or reduced new fund formation—may limit the availability of follow-on equity financing at any price.
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

As of December 31, 2025, our unfunded commitments totaled $260.4 million to 25 portfolio companies. Our credit agreements generally contain customary lending provisions that allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences material adverse events that affect the financial condition or business outlook for the company. We cannot assure you that any of these unfunded commitments or any future obligations will be drawn by our portfolio companies. We have also entered into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2025, we had a $0.3 million backlog of potential future commitments.
The actual borrowing needs of our portfolio companies may exceed our expected funding requirements, especially during a challenging economic environment when our portfolio companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, an increasing cost of credit or the limited availability of financing from venture capital firms. In a sustained high interest rate environment, portfolio companies may draw on unfunded commitments at accelerated rates as alternative sources of capital become more expensive or unavailable, potentially requiring us to fund commitments at a time when our own cost of capital is elevated and market conditions are challenging. The macroeconomic uncertainty created by recent U.S. tariff and trade policy actions may similarly accelerate draw requests as portfolio companies seek to preserve liquidity in the face of increased operating costs and revenue uncertainty.
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

The emergence of AI tools has created new and evolving categories of intellectual property risk for our portfolio companies. AI training processes may incorporate third-party copyrighted or proprietary materials without authorization, potentially exposing our portfolio companies to infringement claims. The ownership of AI-generated outputs and inventions remains unsettled under current intellectual property law in the United States and internationally, and our portfolio companies may be unable to secure enforceable intellectual property rights in AI-generated content, inventions, or processes. These developments could adversely affect the competitive position, operations, and collateral value of our portfolio company investments and may result in material litigation costs and adverse judgments.

We and our service providers face significant cybersecurity and data privacy risks; our relationship with certain portfolio companies may also expose us to trade secrets and confidential information, unauthorized access or disclosure of which could expose us to regulatory action, litigation, reputational harm, and material operational disruption.
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
We and our Adviser, Administrator, and third-party service providers rely extensively on computer systems and networks to conduct our business, manage our investments, and safeguard our data. The frequency and sophistication of cyberattacks—including ransomware, phishing, social engineering, and AI-enabled attacks—has increased significantly. Threat actors are increasingly using AI tools to conduct more sophisticated and harder-to-detect attacks, including AI-generated impersonations of senior executives to authorize fraudulent wire transfers (“deepfake” fraud), AI-powered automated exploitation of system vulnerabilities, and highly personalized phishing campaigns generated at scale. A successful cyberattack could result in the following, without limitation: the theft, corruption, or unauthorized disclosure of confidential, proprietary, or personal information; operational disruptions impairing our ability to conduct business or access investment records; fraudulent wire transfers or other financial losses; misstated or unreliable financial data; significant remediation and insurance costs; regulatory investigations and fines; reputational harm; and litigation. No assurance can be given that our cybersecurity mitigation efforts or those of our service providers will be effective in preventing all such incidents.
We are subject to an expanding and complex body of data privacy laws and regulations, including the California Consumer Privacy Act (“CCPA”), the New York SHIELD Act, and, with respect to certain of our foreign portfolio company activities and investors, the General Data Protection Regulation (“GDPR”) and U.K. GDPR. These laws and regulations impose requirements relating to data collection, processing, storage, and transfer, and provide for significant civil and regulatory penalties for non-compliance. Applicable requirements are evolving and may conflict across jurisdictions, and compliance with new or modified privacy requirements may impose material additional costs on us and our portfolio companies.
The SEC has adopted cybersecurity risk management rules requiring registered investment advisers and registered investment companies/business development companies to disclose material cybersecurity incidents in a timely manner and to provide periodic disclosures regarding cybersecurity risk management, strategy, and governance. In addition, the SEC’s recent amendments to Regulation S-P will require us to maintain a written incident response program and to provide breach notifications to affected individuals within 30 days of discovering that sensitive customer information was, or is reasonably likely to have been, accessed or used without authorization, and to implement policies and procedures for overseeing service providers that maintain or have access to customer information. Failure to maintain adequate incident response procedures or to comply with notification obligations in the event of a breach could result in SEC enforcement action, significant fines, reputational harm, and private litigation.

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
Because most of our investments are illiquid and lack readily available market prices, our valuations are inherently uncertain and require significant judgment. Applicable accounting standards require us to determine the fair value of our investments assuming a hypothetical sale to market participants in the principal market, even if we intend to hold those investments to maturity. During periods of market volatility or disruption—including volatility driven by sudden macroeconomic announcements such as tariff actions—these assumed market conditions may lead to significant downward adjustments to our fair value marks, even in the absence of actual credit deterioration at a portfolio company. Such unrealized depreciation reduces our net asset value per share, may impair our ability to issue additional equity at favorable prices, and may reduce the funds available for distribution to our stockholders.
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
Our investment strategy contemplates making investments in foreign companies. As of December 31, 2025, 30.4% of our portfolio at fair value consisted of investments in foreign companies, including investments in European companies. Significant changes in U.S. tariff an trade policies—including the sweeping “reciprocal” tariffs imposed beginning in 2025 on imports from most U.S. trading partners and the substantial escalation of tariffs on goods imported from China—may create specific and material risks for our foreign portfolio companies. Increased tariffs or retaliatory measures by foreign governments could reduce our foreign portfolio companies’ access to U.S. markets, increase their operating costs, compress their profit margins, and disrupt their supply chains. Technology companies are particularly exposed to supply-chain disruption given their dependence on global semiconductor and component supply chains. Retaliatory tariff measures imposed by the European Union, Canada, China, and other U.S. trading partners may similarly expose our portfolio companies that export goods or services to those markets to reduced revenues and increased competitive pressure.
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
Our cash distributions to stockholders will be automatically reinvested (net of applicable withholding tax) in additional shares of our common stock unless such stockholder has specifically “opted out” of our dividend reinvestment plan so as to receive cash distributions. In addition, we may in the future distribute taxable dividends that are payable in part in shares of our common stock. In accordance with certain applicable U.S. Treasury regulations and published guidance issued by the IRS, a RIC may treat a distribution of its own common stock as fulfilling the RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or common stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder electing to receive cash receive less than the lesser of (a) the portion of the distribution such stockholder has elected to receive in cash or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in common stock will be equal to the amount of cash that could have been received instead of common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
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
If debt securities are redeemable at our option, such as the 2027 Notes, the 8.11% 2028 Notes and the $75,000,000 in aggregate principal outstanding amount of our 7.50% notes due 2028 (the “7.50% 2028 Notes”) we may choose to redeem debt securities at times when prevailing interest rates are lower than the interest rate paid on debt securities. In addition, if debt securities are subject to mandatory redemption, we may be required to redeem debt securities also at times when prevailing interest rates are lower than the interest rate paid on debt securities. In this circumstance, an investor may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.
Subject to the terms of the governing agreements, we may redeem the 2027 Notes, the 8.11% 2028 Notes and/or the 7.50% 2028 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 2027 Notes, the 8.11% 2028 Notes and/or the 7.50% 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur.
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
The 2027 Notes, the 8.11% 2028 Notes and the 7.50% 2028 Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. As a result, the 2027 Notes, the 8.11% 2028 Notes and the 7.50% 2028 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2027 Notes, the 8.11% 2028 Notes and the 7.50% 2028 Notes.

Our outstanding unsecured notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The 2027 Notes, the 8.11% 2028 Notes and the 7.50% 2028 Notes are obligations exclusively of TriplePoint Venture Growth BDC Corp. and not of any of our subsidiaries. None of our current subsidiaries is a guarantor of the 2027 Notes, the 8.11% 2028 Notes and the 7.50% 2028 Notes, and the 2027 Notes, the 8.11% 2028 Notes and the 7.50% 2028 Notes are generally not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of other creditors of our subsidiaries, including claims under the Credit Facility, have priority over our equity interests in such subsidiaries (and therefore over the claims of our creditors, including holders of the 2027 Notes, the 8.11% 2028 Notes and the 7.50% 202) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims, including under the Credit Facility. Consequently, the 2027 Notes, the 8.11% 2028 Notes and the 7.50% 2028 Notes, as well as any additional notes issued under the terms of the governing note purchase agreements, are or will be structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, including under the Credit Facility or otherwise, all of which would be structurally senior to the 2027 Notes, the 8.11% 2028 Notes and the 7.50% 2028 Notes.
A downgrade, suspension or withdrawal of the credit rating, if any, assigned by a rating agency to us or any of our outstanding unsecured notes, including the 2027 Notes, the 8.11% 2028 Notes and the 7.50% 2028 Notes or change in the debt markets could cause the liquidity or market value of our securities to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the value and trading prices, if any, of our outstanding unsecured notes, including the 2027 Notes, the 8.11% 2028 Notes and the 7.50% 2028 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise any holders of our unsecured notes of any changes in our credit ratings, except as may be required under the terms of any applicable indenture or other governing document, including the note purchase agreements and applicable supplements that govern our outstanding unsecured notes. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our business or operations, so warrant. Any downgrades to us or our securities could increase our cost of capital or otherwise have a negative effect on our results of operations and financial condition. In this regard, the fixed rates of the 2027 Notes, the 8.11% 2028 Notes and the 7.50% 2028 Notes are subject to increases in the event that a certain below-investment-grade events occur, as set forth in the applicable note purchase agreements and applicable supplements. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices and value of our unsecured notes.
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
In addition, deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including but not limited to the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, instability in the Chinese capital markets and the lingering global health crises. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions the United States or other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. To the extent uncertainty regarding any economic conditions in the United States or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the U.S. and around the world that are outside our control may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China and other countries, other uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies with other countries, the ongoing war between Russia and Ukraine and conflicts in the Middle East and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. In addition, developments related to U.S. trade policy, including the imposition of new or increased tariffs by the United States or retaliatory measures by trading partners, have increased global trade uncertainty and contributed to financial market volatility, which may adversely affect economic conditions and the operating results of our portfolio companies. Additionally, following the 2024 U.S. election, legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness, including the Credit Facility, the 2027 Notes, the 8.11% 2028 Notes and the 7.50% 2028 Notes, and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, the illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.
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

Developments related to any such pandemic may contribute to a decrease in the fair value of certain of our portfolio investments. In addition, such a pandemic and the related disruption and financial distress that may be experienced by our portfolio companies may have a material adverse effect on our investment income received from portfolio investments, particularly our interest income. Any decreases in our net investment income would increase the portion of our cash flows dedicated to servicing any then-existing borrowings, including under the Credit Facility, the 2027 Notes, the 8.11% 2028 Notes and the 7.50% 2028 Notes, and distribution payments to stockholders.
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
A lack of IPO or merger and acquisition, or M&A, opportunities for private companies, including venture capital-backed and institutional-backed companies could lead to portfolio companies staying longer in our portfolio as private entities still requiring funding. IPO activity slowed significantly during 2022-2023 and, while there was some improvement in 2024 and 2025, activity has not returned to historical norms; the broader environment for technology company IPOs remains uncertain, subject to significant market volatility—including volatility driven by U.S. tariff policy announcements—elevated interest rate conditions, and macroeconomic uncertainty, any of which could further delay or diminish exit activity. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture capital, institutional, and other sponsor firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO or M&A transaction. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some portfolio companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO or M&A opportunities for private companies can also cause some venture capital, institutional, and other sponsor firms to change their strategies, leading some of them to reduce funding to their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such portfolio companies by other companies, such as ourselves, who are co-investors in such portfolio companies. The continued constraint on exit activity has also had an adverse impact on venture capital firms’ ability to raise new funds, further limiting the capital available to support our portfolio companies at critical junctures and increasing the risk that portfolio companies will be unable to obtain the ongoing equity financing they typically require to service our loans.
The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been significantly magnified as a result of the 2024 U.S. presidential and congressional elections and the resulting policy changes, including the imposition of sweeping new tariffs beginning in 2025, uncertainty regarding ongoing trade negotiations and potential retaliatory measures by U.S. trading partners, and potential significant changes to U.S. regulatory, fiscal, immigration, and monetary policies, all of which have created elevated and ongoing volatility in financial markets.

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
The current U.S. presidential administration has announced and implemented significant reductions in federal government spending, including reductions affecting federal agency staffing levels, government contracts, grant programs, and the overall scope of federal agency operations. These reductions may directly affect certain of our portfolio companies that derive revenues from government contracts, including defense technology, life sciences, and clean technology companies, or that rely on federal grant programs as a source of non-dilutive funding. Significant reductions in available federal contracts or grants could impair the revenues and liquidity of affected portfolio companies, increasing the risk of defaults on our loans.
The potential deregulation of the U.S. banking sector could increase competition from banks and other regulated financial institutions in the private credit and venture lending markets in which we operate. If banks expand their lending to venture-backed companies and other growth-stage businesses, the pricing and terms on which we are able to deploy capital may become less favorable, reducing our ability to earn attractive risk-adjusted returns. Any deterioration in our competitive position as a result of increased bank competition could adversely affect our financial condition, results of operations, and cash flows.
In addition, changes in U.S. immigration policy—including restrictions on visas for skilled workers and changes to work authorization programs—could adversely affect certain of our portfolio companies that depend heavily on immigrant or foreign-born talent, particularly in the technology sector, by increasing their costs of hiring, reducing their available talent pool, and creating operational disruptions for affected employees.
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
Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Tariff-driven cost increases represent an additional and potentially persistent inflationary pressure. Unlike monetary-policy-driven inflation, tariff-induced cost increases may be structural in nature, as supply-chain reconfigurations and sourcing substitutions required in response to tariffs can take significant time and capital to implement and may not fully offset higher input costs. Portfolio companies that rely on globally integrated supply chains—particularly technology companies dependent on Asian components—may face sustained margin compression as a result of tariff-related cost increases that cannot be fully passed through to customers.
The Federal Reserve’s monetary policy response to inflation has a direct and bidirectional impact on our results of operations. In an increased interest rate environment, the cost of servicing floating-rate debt increases for our portfolio companies, which may impair their ability to service our loans and lead to defaults or restructurings. Ongoing inflationary pressures—including those driven by tariffs on imported goods—may limit the Federal Reserve’s ability to reduce interest rates, extending the period during which our portfolio companies must service debt at elevated floating rates. In a declining interest rate environment, our interest income on floating-rate loans may decrease, potentially compressing our net investment income even if our cost of capital does not decline proportionally, and portfolio companies may prepay existing facilities and seek to refinance at lower rates, requiring us to redeploy capital at potentially lower yields. Both rising and declining interest rate environments therefore present distinct and material risks to our business, and we cannot guarantee that our investment income will keep pace with our cost of capital in any particular interest rate environment.

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
Item 3.    Legal Proceedings
Neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock, Holders and Distributions
Our common stock is traded on the NYSE under the symbol “TPVG.” The following table shows, for each fiscal quarter during the last two fiscal years and the current fiscal year to date, the net asset value (“NAV”) per share of our common stock, the high and low closing sales prices for our common stock, such closing sales prices as a percentage of NAV per share and quarterly distributions per share.

		Closing Sales Price(2)		Premium/(Discount) of High Sales Price to NAV(3)	Premium/(Discount) of Low Sales Price to NAV(3)	Declared Distributions
Period	NAV(1)	High	Low
First Quarter of 2026 (through March 3, 2026)	*	$6.72	$5.19	*	*	$0.23
Fourth Quarter of 2025	$8.73	$6.79	$5.24	(22.2)%	(40.0)%	$0.25
Third Quarter of 2025	$8.95	$7.42	$5.76	(17.1)%	(35.6)%	$0.23
Second Quarter of 2025	$8.65	$7.37	$5.76	(14.8)%	(33.4)%	$0.30
First Quarter of 2025	$8.62	$8.14	$6.98	(5.6)%	(19.0)%	$0.30
Fourth Quarter of 2024	$8.61	$8.39	$6.50	(2.6)%	(24.5)%	$0.30
Third Quarter of 2024	$9.10	$8.99	$6.86	(1.2)%	(24.6)%	$0.30
Second Quarter of 2024	$8.83	$9.63	$7.97	9.1%	(9.7)%	$0.40
First Quarter of 2024	$9.02	$11.48	$9.01	27.3%	(0.1)%	$0.40
_______________
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAVs shown are based on outstanding shares at the end of each period.
(2)Closing sales price as provided by the NYSE.
(3)Calculated as of the respective high or low closing sales price divided by the quarter end NAV and subtracting 1.
*    Not determinable at the time of filing.
On March 3, 2026, the reported closing sales price of our common stock was $5.32 per share. As of March 3, 2026, we had 7 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.
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
Distributions
It is our intention to distribute all or substantially all of our taxable income earned over the course of the year. However, we may choose not to distribute all of our taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the year ended December 31, 2025, we recorded $1.5 million for U.S. federal excise tax in our consolidated statements of operations. For the year ended December 31, 2025, total distributions of $1.08 per share were declared and paid. On February 27, 2026, our Board declared a first quarter 2026 dividend of $0.23 per share payable on March 31, 2026 to stockholders of record at the close of business on March 17, 2026. We will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital, while not taxable, will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock.
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

We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of our net realized long-term capital losses, if any, to our stockholders. In order to avoid a nondeductible 4% U.S. federal excise tax on certain of our undistributed income, we need to distribute during each calendar year an amount at least equal to the sum of: (a) 98% of our ordinary income (not taking into account any capital gains or losses) for such calendar year; (b) 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. For the tax years ended December 31, 2025, 2024 and 2023, we were subject to a 4% U.S. federal excise tax and we may be subject to this tax in future years. In such cases, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
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
Stock Performance Graph
The following graph shows a comparison of the cumulative total stockholder return on our common stock from March 6, 2014 (the first day of trading following our initial public offering) to December 31, 2025, with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 6, 2014, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph also assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year, prior to any tax effect. The stock price performance included in this graph is based on historical data and is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS
For the Period from March 5, 2014 (TPVG’s IPO) to December 31, 2025

Our IPO was priced at $15.00 per share and the chart is based on what our stock price was at the end of the first trading day, which was $15.65 per share.
Sales of Unregistered Securities
During the year ended December 31, 2025, we issued a total of 353,774 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate value of shares of common stock issued under our dividend reinvestment plan during the year ended December 31, 2025 was $2.2 million.
We did not sell any equity securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
The Company did not repurchase any of our equity securities during the fiscal year ended December 31, 2025.
On August 6, 2025, TPC announced a discretionary share purchase program to acquire up to $14 million of our outstanding shares of common stock at prices below the then-current NAV per share for a 12-month period subject to certain trading parameters and limitations. These purchases may occur through various methods, including in open-market transactions and through privately negotiated transactions, and may be conducted in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. On November 6, 2025, TPC adopted a Rule 10b5-1 trading plan under the Exchange Act in connection with its share purchase program relating to our common stock.
The following chart summarizes TPC’s purchases of our common stock during the fiscal year ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total number of shares purchases as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
August 1 through August 31, 2025	488,435	$6.45	488,435	$10,827
September 1 through September 30, 2025	102,800	$6.74	102,800	$10,131
October 1 through October 31, 2025	—	$—	—	$10,131
November 1 through November 30, 2025	507,531	$6.16	507,531	$6,998
December 1 through December 31, 2025	711,061	$6.46	711,061	$2,382
Total issuance	1,809,827	$6.39	1,809,827	$2,382
(1) In thousands.

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
•the impact of a protracted decline in the liquidity of credit markets on our business;
•the expected market for venture capital investments;
•the performance of our existing portfolio and other investments we may make in the future;
•the impact of investments that we expect to make;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•our ability to recover unrealized losses;
•actual and potential conflicts of interest with TPC, the Adviser and its senior investment team and Investment Committee;
•purchase activity in respect of the Company’s shares of common stock, including with respect to TPC’s or its affiliates’ publicly announced programs;
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
As of December 31, 2025, we had 302 investments in 133 companies. Our investments included 96 debt investments, 132 warrant investments, and 74 direct equity and related investments. As of December 31, 2025, the aggregate cost and fair value of these investments were $820.4 million and $783.5 million, respectively. As of December 31, 2025, six of our portfolio companies were publicly traded. As of December 31, 2025, the 96 debt investments had an aggregate fair value of $645.4 million and a weighted average loan to enterprise value ratio at the time of underwriting of 7.4%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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
The following tables show certain information relating to the composition of our portfolio as of December 31, 2025 and December 31, 2024:

	December 31, 2025
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$712,263	$645,366	$(66,897)	96	55
Warrant investments	27,988	49,194	21,206	132	118
Equity investments	80,112	88,984	8,872	74	55
Total Investments in Portfolio Companies	$820,363	$783,544	$(36,819)	302	133	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2024
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$627,492	$560,105	$(67,387)	128	44
Warrant investments	26,306	39,963	13,657	112	98
Equity investments	59,934	76,181	16,247	60	47
Total Investments in Portfolio Companies	$713,732	$676,249	$(37,483)	300	109	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of December 31, 2025 and December 31, 2024:

	December 31, 2025
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business/Productivity Software	$132,863	17.0%
Consumer Products and Services	108,221	13.8
E-Commerce - Clothing and Accessories	100,570	12.8
Financial Institution and Services	85,669	10.9
Business Applications Software	52,167	6.7
Other Financial Services	38,703	4.9
Insurance	31,655	4.0
Healthcare Technology Systems	26,851	3.4
Business Products and Services	23,809	3.0
Entertainment	22,090	2.8
Aerospace and Defense	21,175	2.7
Multimedia and Design Software	18,759	2.4
Financial Software	16,112	2.1
Communication Software	12,766	1.6
Educational/Training Software	11,842	1.5
Information Services (B2C)	11,794	1.5
Real Estate Services	10,819	1.4
Network Management Software	10,775	1.4
Database Software	10,579	1.4
Shopping Facilitators	9,226	1.2
Consumer Retail	6,202	0.8
Semiconductors	4,560	0.6
Travel & Leisure	3,329	0.4
Computer Hardware	2,101	0.3
General Media and Content	2,091	0.3
Consumer Finance	2,059	0.3
Healthcare Services	2,045	0.3
E-Commerce - Personal Goods	1,563	0.2
Energy	993	0.1
Consumer Non-Durables	634	0.1
Food & Drug	526	0.1
Commercial Services	447	0.1
Application Software	274	*
Social/Platform Software	151	*
Business to Business Marketplace	111	*
Advertising / Marketing	13	*
Total portfolio company investments	$783,544	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.

	December 31, 2024
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Consumer Products and Services	$108,969	16.1%
E-Commerce - Clothing and Accessories	98,880	14.6
Financial Institution and Services	97,027	14.3
Healthcare Technology Systems	63,914	9.5
Business Applications Software	38,712	5.7
Business/Productivity Software	36,410	5.4
Other Financial Services	31,862	4.7
Aerospace and Defense	29,545	4.4
Shopping Facilitators	27,184	4.0
Application Software	25,163	3.7
Real Estate Services	21,026	3.1
Business Products and Services	19,791	2.9
Entertainment	17,562	2.6
Multimedia and Design Software	16,513	2.4
Consumer Retail	13,286	2.0
Financial Software	7,237	1.1
Educational/Training Software	6,443	1.0
Travel & Leisure	3,372	0.5
Consumer Non-Durables	2,232	0.3
General Media and Content	2,162	0.3
Information Services (B2C)	2,038	0.3
Network Systems Management Software	1,961	0.3
E-Commerce - Personal Goods	1,572	0.2
Consumer Finance	1,511	0.2
Food & Drug	526	0.1
Database Software	465	0.1
Commercial Services	374	0.1
Business to Business Marketplace	178	*
Social/Platform Software	151	*
Computer Hardware	121	*
Healthcare Services	49	*
Advertising / Marketing	13	*
Medical Software and Information Services	—	*
Total portfolio company investments	$676,249	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Debt Investments By Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$617,047	95.6%	$530,170	94.6%
Revolver loans	26,783	4.2	27,368	4.9
Convertible notes	1,536	0.2	2,567	0.5
Total debt investments	$645,366	100.0%	$560,105	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 11.4% and 11.3% of our debt investments at fair value as of December 31, 2025 and December 31, 2024, respectively.
Investment Activity
During the year ended December 31, 2025, we entered into debt commitments with 28 new portfolio companies and seven existing portfolio companies totaling $508.1 million, funded debt investments to 31 portfolio companies for $287.1 million in principal value, acquired warrant investments representing $4.2 million at fair value, and made direct equity investments of $1.9 million. Debt investments funded during the year ended December 31, 2025 carried a weighted average annualized portfolio yield of 12.1% at origination.

During the year ended December 31, 2024, we entered into debt commitments with eight new portfolio companies and five existing portfolio companies totaling $175.0 million, funded debt investments to 13 portfolio companies for $135.1 million in principal value, acquired warrant investments representing $0.8 million at fair value, and made direct equity investments of $0.7 million. Debt investments funded during the year ended December 31, 2024 carried a weighted average annualized portfolio yield of 14.1% at origination.
During the year ended December 31, 2025, we received $120.0 million of principal prepayments, $15.0 million of early repayments and $76.7 million of scheduled principal amortization.
During the year ended December 31, 2024, we received $170.6 million of principal prepayments, $8.5 million of early repayments and $55.0 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(in thousands)	2025	2024
Beginning portfolio at fair value	$676,249	$802,145
New debt investments, net(1)	283,316	132,886
Scheduled principal amortization	(76,669)	(55,001)
Principal prepayments and early repayments	(135,048)	(179,109)
Net amortization and accretion of premiums and discounts and end-of-term payments	4,479	2,038
Payment-in-kind coupon	18,542	15,062
New warrant investments	4,159	842
New equity investments	3,714	2,291
Proceeds from dispositions of investments	(2,364)	(22,200)
Net realized gains (losses) on investments	6,502	(33,219)
Net change in unrealized gains (losses) on investments	664	10,514
Ending portfolio at fair value	$783,544	$676,249
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
The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the years ended December 31, 2025 and 2024:

Commitments and Fundings (in thousands)	For the Year Ended December 31,
	2025	2024
Debt Commitments
New portfolio companies	$412,483	$92,100
Existing portfolio companies	95,659	82,876
Total(1)	$508,142	$174,976

Funded Debt Investments	$287,109	$135,117

Equity Investments	$1,917	$650

Non-Binding Term Sheets	$1,185,292	$735,561
_______________
(1)Includes backlog of potential future commitments, as applicable.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of December 31, 2025 we had a $0.3 million backlog of potential future commitments. As of December 31, 2024, we did not have any backlog of potential future commitments.
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

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White (2).	Contact portfolio company periodically; in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern due to industry, business, financial and/or related factors. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent. Possibility exists for some investment loss if deterioration continues.	Contact portfolio company weekly or more frequently as determined by our Adviser; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full investment loss.	Maximize value from assets.
The following table shows the credit categories for the Company’s debt investments at fair value as of December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$45,042	7.0%	3	$51,986	9.3%	3
White (2)	484,866	75.1	43	392,237	70.0	31
Yellow (3)	86,255	13.4	4	84,847	15.1	4
Orange (4)	25,212	3.9	4	30,979	5.5	5
Red (5)	3,991	0.6	1	56	0.1	1
	$645,366	100.0%	55	$560,105	100.0%	44
As of December 31, 2025 and December 31, 2024, the weighted average investment ranking of our debt investment portfolio was 2.16 and 2.17, respectively. During the three months ended December 31, 2025, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one debt investment rated Orange (4) with a principal balance of $10.3 million was restructured into a White (2) rated debt investment with a principal balance of $0.1 million and a hybrid instrument categorized now as an equity investment with a fair value of $15.2 million.
As of December 31, 2025, we had investments in four portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $39.7 million and $17.1 million, respectively. As of December 31, 2024, we had investments in four portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $38.1 million and $20.6 million, respectively.
Results of Operations
Set forth below is a comparison of the results of operations for the years ended December 31, 2025 and 2024. The comparison of the fiscal years ended December 31, 2024 and 2023 can be found within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference.

Comparison of operating results for the years ended December 31, 2025 and 2024
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the year ended December 31, 2025, our net increase in net assets resulting from operations was $49.2 million, which was comprised of $42.3 million of net investment income and $6.9 million of net realized and unrealized gains. For the year ended December 31, 2024, our net increase in net assets resulting from operations was $32.0 million, which was comprised of $54.5 million of net investment income and $22.5 million of net realized and unrealized losses. On a per share basis for the year ended December 31, 2025, net investment income was $1.05 per share and the net increase in net assets from operations was $1.22 per share, as compared to net investment income of $1.40 per share and a net increase in net assets from operations of $0.82 per share for the year ended December 31, 2024.
Investment Income
For the year ended December 31, 2025, total investment and other income was $90.9 million as compared to $108.6 million for the year ended December 31, 2024. The decrease in total investment and other income for the year ended December 31, 2025, compared to the 2024 period, was primarily due to lower yields on our income-bearing debt investment portfolio due in part to decreases in the Prime Rate.
For the year ended December 31, 2025, we recognized $2.7 million in other income consisting of $0.6 million due to the termination or expiration of unfunded commitments and $2.1 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity. For the year ended December 31, 2024, we recognized $2.2 million in other income consisting of $0.4 million due to the termination or expiration of unfunded commitments and $1.8 million from the realization of certain fees paid and accrued from portfolio companies and other income related to prepayment activity.
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
For the year ended December 31, 2025, total operating expenses were $48.7 million, inclusive of an income incentive fee waiver of $5.3 million, as compared to $54.1 million for the year ended December 31, 2024, during which period there was no income incentive fee or related waiver.
Base management fees for the years ended December 31, 2025 and 2024 totaled $13.5 million and $15.0 million, respectively. Base management fees decreased during the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to a decrease in the average size of our portfolio during the applicable periods used in the calculations.
There were no income incentive fees for the year ended December 31, 2025. The Adviser waived $5.3 million in income incentive fees earned for the year ended December 31, 2025, pursuant to a waiver agreement whereby the Adviser has agreed to waive, in full, any and all of the income incentive fee commencing with the quarter ending March 31, 2025, until and including the quarter ending December 31, 2026. For the year ended December 31, 2025 our income incentive fee was reduced by $3.1 million due to the total return requirement under the income component of our incentive fee structure, which when combined with the incentive fee waiver, resulted in a corresponding increase of $8.5 million in net investment income. There was no income incentive fee for the year ended December 31, 2024. Our income incentive fee for the year ended December 31, 2024 was reduced by $10.9 million due to the total return requirement under the income component of our incentive fee structure, which resulted in a corresponding increase of $10.9 million in net investment income.
There were no capital gains incentive fee expense for the years ended December 31, 2025 and 2024.
Interest expense and amortization of fees totaled $26.5 million and $30.4 million for the years ended December 31, 2025 and 2024, respectively. The decrease during the year ended December 31, 2025, as compared to the year ended December 31, 2024, is primarily due to a lesser weighted-average outstanding principal balance under the Credit Facility.
Administration Agreement and general and administrative expenses totaled $8.6 million and $8.7 million for the years ended December 31, 2025 and 2024, respectively. The decrease for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to lower excise tax expenses.

Net Realized Gains and Losses and Net Unrealized Gains and Losses

Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the year ended December 31, 2025, we recognized net realized gains on investments of $6.3 million, resulting primarily from the restructuring of an investment in one portfolio company and secondary sales in another portfolio company.
During the year ended December 31, 2024, we recognized net realized losses on investments of $33.0 million, resulting primarily from the write-off and restructuring of investments in six portfolio companies.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains during the year ended December 31, 2025 was $0.7 million, consisting of $0.4 million of net unrealized gains on the existing warrant and equity portfolio resulting from fair value adjustments and $5.2 million of net unrealized gains from the reversal of previously recorded unrealized losses from investments realized during the period, offset by $4.9 of net unrealized losses on the existing debt investment portfolio resulting from fair value adjustments.
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
The following table shows the weighted average annualized portfolio yield on our debt investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments:

Ratios (Percentages, on an annualized basis)(1)	For the Year Ended December 31,
	2025	2024
Weighted average portfolio yield on debt investments(2)	13.7%	15.7%
Coupon income	10.9%	12.1%
Accretion of discount	0.9%	0.9%
Accretion of end-of-term payments	1.2%	1.5%
Impact of prepayments during the period	0.7%	1.2%
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
Total return based on NAV is the change in ending NAV per share plus distributions per share paid during the period assuming participation in our dividend reinvestment plan divided by the beginning NAV per share for such period. Total return based on stock price is the change in the ending stock price of our common stock plus distributions paid during the period assuming participation in our dividend reinvestment plan divided by the beginning stock price of our common stock for such period. For the year ended December 31, 2025, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 20.1% and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was 5.0%. For the year ended December 31, 2024, our total return during the period based on the change in NAV plus distributions reinvested as of the respective distribution dates was 12.2% and our total return during the period based on the change in stock price plus distributions reinvested as of the respective distribution dates was (18.5)%.

The table below shows our return on average total assets and return on average NAV for the years ended December 31, 2025 and 2024:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Year Ended December 31,
	2025	2024
Net investment income	$42,261	$54,548
Net increase (decrease) in net assets	$49,207	$32,046

Average net asset value(1)	$350,989	$354,715
Average total assets(1)	$799,523	$822,911

Net investment income to average net asset value	12.0%	15.4%
Net increase (decrease) in net assets to average net asset value	14.0%	9.0%

Net investment income to average total assets	5.3%	6.6%
Net increase (decrease) in net assets to average total assets	6.2%	3.9%
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
As of December 31, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented approximately 93.3% of our total assets, as compared to approximately 88.6% of our total assets as of December 31, 2024.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our valuation process.
Liquidity and Capital Resources
Set forth below is a discussion of our liquidity and capital resources as of and for the years ended December 31, 2025 and 2024. A discussion of our liquidity and capital resources as of and for the year ended December 31, 2023 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference.

We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility, as it may be extended or renewed from time to time, and our anticipated cash flows from operations, including from net cash proceeds from our Current ATM Program (defined below), and contractual monthly portfolio company payments and cash flows, prepayments, and the ability to liquidate publicly traded investments, will be adequate to meet our cash needs for our daily operations, including to fund our unfunded commitment obligations.
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
Cash Flows
During the year ended December 31, 2025, net cash used in operating activities, consisting primarily of fundings and purchases of investments, net of principal prepayments and proceeds from investments and the items described in “Results of Operations,” was $57.0 million, and net cash provided by financing activities was $25.7 million due primarily to the issuance of the 8.11% 2028 Notes (as defined below) and net borrowings under the Credit Facility of $90.0 million, partially offset by the repayment of the 2025 Notes (as defined below) and $41.3 million in distributions paid. As of December 31, 2025, cash and cash equivalents, including restricted cash, were $47.4 million.
During the year ended December 31, 2024, net cash provided by operating activities, consisting primarily of principal payments and proceeds from investments, net of fundings and purchases of investments, and the items described in “Results of Operations,” was $152.9 million, and net cash used in financing activities was $245.8 million due primarily to net repayments under the Credit Facility of $210.0 million and $52.1 million in distributions paid on our common stock, primarily offset by $19.4 million in net proceeds from the issuance of shares of our common stock under the Current ATM Program and the Prior ATM Program (defined below). As of December 31, 2024, cash and cash equivalents, including restricted cash, was $78.7 million.
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
Credit Facility
As of December 31, 2025, we had $300.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400.0 million under certain circumstances. The revolving period under the Credit Facility is scheduled to expire on November 30, 2027, and the scheduled maturity date of the Credit Facility is May 30, 2029 (unless otherwise terminated earlier pursuant to its terms). As of December 31, 2025 borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.75% if facility utilization is greater than or equal to 75%, 2.85% if utilization is greater than or equal to 50% but less than 75%, 3.00% if utilization is less than 50% and 4.5% on or after the end of the revolving period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of December 31, 2025 and December 31, 2024, we had outstanding borrowings under the Credit Facility of $95.0 million and $5.0 million, respectively, excluding deferred credit facility costs of $4.6 million and $3.9 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $205.0 million and $295.0 million of remaining capacity on our Credit Facility as of December 31, 2025 and December 31, 2024, respectively.
2025 Notes
On March 19, 2020 we issued $70.0 million in aggregate principal amount of our 4.50% unsecured notes due March 19, 2025 (the “2025 Notes”) in a private offering in reliance on Section 4(a)(2) of the Securities Act. In March 2025, we repaid the full $70.0 million in aggregate principal amount of the issued and outstanding 2025 Notes at maturity at par value plus the accrued and unpaid interest. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2025 Notes.
2026 Notes
On March 1, 2021, we completed a private offering of $200.0 million in aggregate principal amount of our 4.50% unsecured notes due March 1, 2026 (the “2026 Notes”) and received net proceeds of $197.9 million, after the payment of fees and offering costs. The interest on the 2026 Notes, which accrues at an annual rate of 4.50%, is payable semiannually on March 19 and September 19 each year. The maturity date of the 2026 Notes is scheduled for March 1, 2026.

As of December 31, 2025 and December 31, 2024, we have recorded in the consolidated statements of assets and liabilities our liability for the 2026 Notes, net of deferred issuance costs, of $199.9 million and $199.5 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2026 Notes.
2027 Notes
On February 28, 2022, we completed a private offering of $125.0 million in aggregate principal amount of our 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) and received net proceeds of $123.7 million, after the payment of fees and offering costs. The interest on the 2027 Notes, which accrues at an annual rate of 5.00%, is payable semiannually on February 28 and August 28 each year. The maturity date of the 2027 Notes is scheduled for February 28, 2027.
As of December 31, 2025 and December 31, 2024, we have recorded in the consolidated statements of assets and liabilities our liability for the 2027 Notes, net of deferred issuance costs, of $124.7 million and $124.4 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 2027 Notes.
8.11% 2028 Notes
On February 12, 2025, we completed a private offering of $50.0 million in aggregate principal amount of our 8.11% unsecured notes due February 12, 2028 (the “8.11% 2028 Notes”) and received net proceeds of $49.3 million, after the payment of fees and offering costs. The interest on the 8.11% 2028 Notes, which accrues at an annual rate of 8.11% (which interest rate has been increased to 9.11%; see “Note 6. Borrowings” in the notes to the consolidated financial statements for more information), is payable semiannually on February 12 and August 12 each year. The maturity date of the 8.11% 2028 Notes is scheduled for February 12, 2028.
As of December 31, 2025, we have recorded in the consolidated statements of assets and liabilities our liability for the 8.11% 2028 Notes, net of deferred issuance costs, of $49.5 million. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 8.11% 2028 Notes.

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
As of December 31, 2025, $56.5 million in shares remained available for sale under the Current ATM Program.
Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2025, our asset coverage for borrowed amounts was 175%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of December 31, 2025:

Payments Due By Period (in thousands)	December 31, 2025
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$95,000	$—		$95,000	$—
2026 Notes	200,000	200,000	—	—	—
2027 Notes	125,000	—	125,000	—	—
8.11% 2028 Notes	50,000	—	50,000	—	—
Total	$470,000	$200,000	$175,000	$95,000	$—

Senior Securities
Information about our senior securities is shown in the following table as of each of the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016. The report of Deloitte & Touche LLP, an independent registered public accounting firm, on the Senior Securities table as of December 31, 2025, is attached as an exhibit to this Annual Report on Form 10-K.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility
As of December 31, 2025	$95,000	$8.67	—	N/A
As of December 31, 2024	$5,000	$149.14	—	N/A
As of December 31, 2023	$215,000	$4.45	—	N/A
As of December 31, 2022	$175,000	$5.66	—	N/A
As of December 31, 2021	$200,000	$4.52	—	N/A
As of December 31, 2020	$118,000	$5.62	—	N/A
As of December 31, 2019	$262,300	$2.55	—	N/A
As of December 31, 2018	$23,000	$18.79	—	N/A
As of December 31, 2017	$67,000	$5.62	—	N/A
As of December 31, 2016	$115,000	$3.34	—	N/A
6.75% Notes due 2020(5)
As of December 31, 2025	$—	$—	—	N/A
As of December 31, 2024	$—	$—	—	N/A
As of December 31, 2023	$—	$—	—	N/A
As of December 31, 2022	$—	$—	—	N/A
As of December 31, 2021	$—	$—	—	N/A
As of December 31, 2020	$—	$—	—	N/A
As of December 31, 2019	$—	$—	—	N/A
As of December 31, 2018	$—	$—	—	N/A
As of December 31, 2017	$—	$—	—	N/A
As of December 31, 2016	$54,625	$7.03	—	$25.25
5.75% Notes due 2022(5)
As of December 31, 2025	$—	$—	—	N/A
As of December 31, 2024	$—	$—	—	N/A
As of December 31, 2023	$—	$—	—	N/A
As of December 31, 2022	$—	$—	—	N/A
As of December 31, 2021	$—	$—	—	N/A
As of December 31, 2020	$74,750	$8.87	—	$24.37
As of December 31, 2019	$74,750	$8.96	—	$25.60
As of December 31, 2018	$74,750	$5.78	—	$25.24
As of December 31, 2017	$74,750	$5.04	—	$25.46
4.50% Notes due 2025(5)
As of December 31, 2025	$—	$—	—	N/A
As of December 31, 2024	$70,000	$10.65	—	N/A
As of December 31, 2023	$70,000	$13.66	—	N/A
As of December 31, 2022	$70,000	$14.14	—	N/A
As of December 31, 2021	$70,000	$12.92	—	N/A
As of December 31, 2020	$70,000	$9.47	—	N/A
4.50% Notes due 2026(5)
As of December 31, 2025	$200,000	$4.12	—	N/A
As of December 31, 2024	$200,000	$3.73	—	N/A
As of December 31, 2023	$200,000	$4.78	—	N/A
As of December 31, 2022	$200,000	$4.95	—	N/A
As of December 31, 2021	$200,000	$4.52	—	N/A
5.00% Notes due 2027(5)
As of December 31, 2025	$125,000	$6.60	—	N/A
As of December 31, 2024	$125,000	$5.97	—	N/A
As of December 31, 2023	$125,000	$7.65	—	N/A
As of December 31, 2022	$125,000	$7.92	—	N/A
8.11% Notes due 2028(5)

As of December 31, 2025	$50,000	$16.47	—	N/A
Total Senior Securities
As of December 31, 2025	$470,000	$1.75	—	N/A
As of December 31, 2024	$400,000	$1.86	—	N/A
As of December 31, 2023	$610,000	$1.57	—	N/A
As of December 31, 2022	$570,000	$1.74	—	N/A
As of December 31, 2021	$470,000	$1.92	—	N/A
As of December 31, 2020	$262,750	$2.52	—	N/A
As of December 31, 2019	$337,050	$1.99	—	N/A
As of December 31, 2018	$97,750	$4.42	—	N/A
As of December 31, 2017	$141,750	$2.66	—	N/A
As of December 31, 2016	$169,625	$2.26	—	N/A
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
(4)Not applicable for the Credit Facility, the 2025 Notes, the 2026 Notes, the 2027 Notes and the 8.11% 2028 Notes, as they are or were not registered for public trading. For the 6.75% Notes due 2020, the amounts represent the average of the daily closing prices on the NYSE for the year ended December 31, 2016. For the 5.75% Notes due 2022, the amount represents the average of the daily closing prices on the NYSE for the years ended December 31, 2020, 2019, and 2018, and the period from July 14, 2017 (date of issuance) through December 31, 2017.
(5)The 2020 Notes, the 2022 Notes, the 2025 Notes, the 2026 Notes, the 2027 Notes, and the 8.11% 2028 Notes are disclosed at the aggregate principal amount outstanding.

Unfunded Commitments
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2025 and December 31, 2024, our unfunded commitments totaled $260.4 million and $104.5 million, respectively, of which $50.7 million and $9.1 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of December 31, 2025 and December 31, 2024:

Unfunded Commitments(1) (in thousands)	December 31, 2025	December 31, 2024
Etched.AI, Inc.	$25,500	$—
Eightfold AI Inc.	25,000	—
Incode Technologies, Inc.	25,000	—
Project Affinity, Inc.	25,000	5,500
ThoughtSpot, Inc.	25,000	—
Bidgely Inc.	20,000	—
Rudderstack, Inc.	20,000	—
Branch Messenger, Inc.	16,933	—
Pair Team, PBC	14,400	—
Minted, Inc.	14,286	8,500
Simpplr Inc.	12,500	—
Bitonic Technology Labs, Inc.	11,750	—
Hover Inc.	6,000	4,000
Muon Space, Inc.	4,264	10,000
Ao1 Holdings Inc.	3,633	11,003
Lively, Inc.	3,250	—
Hydrow, Inc.	1,410	543
Planhub Holdings, LLC	1,313	—
All Inspire Health, Inc.	1,000	—
Encharge AI, Inc.	1,000	—
Signal Advisors USA, Inc.	966	—
Equafin Corp.	877	—
Panorama Education, Inc.	600	4,280
FlashParking, Inc.	500	500
Parry Labs, LLC	267	500
Activehours, Inc. (d/b/a Earnin)	—	15,000
Corelight, Inc.	—	9,000
Cresta Intelligence Inc.	—	10,000
Eridu Corporation	—	—
FabFitFun, Inc.	—	—
Ocrolus Inc.	—	2,856
Overtime Sports Inc.	—	22,858
Tetrascience, Inc.	—	—
Total	$260,449	$104,540
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.
The following table shows additional information on our unfunded commitments regarding milestones and expirations as of December 31, 2025 and December 31, 2024:

Unfunded Commitments(1) (in thousands)	December 31, 2025	December 31, 2024
Dependent on milestones	$50,700	$9,100
Expiring during:
2025	$—	$83,617
2026	150,851	20,923
2027	83,131	—
2028	26,467	—
Unfunded commitments	$260,449	$104,540
_______________
(1)Does not include backlog of potential future commitments.

As of December 31, 2025, our unfunded commitments to 25 companies totaled $260.4 million. During the year ended December 31, 2025, $64.8 million in unfunded commitments expired or were terminated.
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of December 31, 2025 and December 31, 2024, the fair value for these unfunded commitments totaled $1.8 million and $0.9 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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
The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to December 31, 2025. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2025, 2024, 2023, 2022, 2018 and 2017 distributions represent ordinary income as our earnings equaled or exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
March 31, 2024	February 27, 2024	March 14, 2024	March 29, 2024	0.40
June 30, 2024	April 24, 2024	June 14, 2024	June 28, 2024	0.40
September 30, 2024	July 31, 2024	September 16, 2024	September 30, 2024	0.30
December 31, 2024	October 30, 2024	December 13, 2024	December 27, 2024	0.30
March 31, 2025	February 25, 2025	March 17, 2025	March 31, 2025	0.30
June 30, 2025	April 30, 2025	June 16, 2025	June 30, 2025	0.30
September 30, 2025	August 5, 2025	September 16, 2025	September 30, 2025	0.23
December 31, 2025	October 14, 2025	December 16, 2025	December 30, 2025	0.23
December 31, 2025	October 14, 2025	December 16, 2025	December 30, 2025	0.02	(3)
			Total cash distributions	$17.13
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.

(3)Represents a supplementary distribution.
For the year ended December 31, 2025, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 79.0% of total distributions paid. As of December 31, 2025, we had estimated undistributed taxable earnings from net investment income of $42.3 million, or $1.04 per share.
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The adoption of these rules did not have a material impact on the consolidated financial statements.
Recent Developments
7.50% 2028 Notes
On February 27, 2026, we entered into a Master Note Purchase Agreement (the “2026 Master Note Purchase Agreement”) governing the issuance of $75,000,000 in aggregate principal amount of senior unsecured notes due February 27, 2028 with a fixed interest rate of 7.50% per year (the “7.50% 2028 Notes”) to a qualified institutional investor in a private placement. The 7.50% 2028 Notes were delivered and paid for on February 27, 2026, and will mature on February 27, 2028, unless redeemed, purchased or prepaid prior to such date by us in accordance with their terms. On March 2, 2026, we used the net proceeds from the offering of the 7.50% 2028 Notes, together with borrowings under the Credit Facility and cash on hand, to repay in full, at maturity, the $200.0 million in outstanding aggregate principal amount of the 2026 Notes, along with accrued and unpaid interest on the 2026 Notes.
Interest on the 7.50% 2028 Notes will be due quarterly on February 27, May 27, August 27 and November 27 of each year, beginning on May 27, 2026. The 7.50% 2028 Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the 7.50% 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 7.50% 2028 Notes are our general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The 7.50% 2028 Notes were offered in reliance on Section 4(a)(2) of Securities Act. The 7.50% 2028 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
See “Note 14. Subsequent Events” in our consolidated financial statements for more information regarding the 7.50% 2028 Notes.
Distribution
On February 27, 2026 the Board declared a $0.23 per share regular quarterly distribution payable on March 31, 2026 to stockholders of record at the close of business on March 17, 2026.
Recent Portfolio Activity
From January 1, 2026 through March 3, 2026, we funded $14.5 million in new investments and received $23.6 million of principal prepayments. TPC’s direct originations platform entered into $155.7 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.
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
A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the Prime Rate or SOFR, as applicable, that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities.
As of December 31, 2025, approximately 63.0%, or $426.3 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all Prime-based loans have interest rate floors that are tied to minimum Prime Rates for purposes of calculating interest due of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate or SOFR from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it remains above the interest rate floor; however, our outstanding unsecured notes bear interest at fixed rates (subject to increases in the applicable fixed rates upon the occurrence of certain events pursuant to the relevant note purchase agreement).
As of December 31, 2025, our floating rate borrowings totaled $95.0 million, which represented 20.2% of our outstanding debt. As of December 31, 2025, all of our floating rate debt investments were subject to interest-rate floors that are tied to minimum Prime Rates for purposes of calculating interest due set at 3.25% or higher. Because the Prime Rate as of December 31, 2025 was 6.75%, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches the applicable Prime Rate floor, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable Prime Rate floor. In addition, with respect to interest expense on our floating rate borrowings under the Credit Facility, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of December 31, 2025. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of December 31, 2025, our interest expense on floating rate borrowings will increase if rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the December 31, 2025 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$9,917	$(2,850)	$7,067
Up 200 basis points	$5,805	$(1,900)	$3,905
Up 100 basis points	$2,006	$(950)	$1,056
Up 50 basis points	$725	$(475)	$250
Down 50 basis points	$(386)	$475	$89
Down 100 basis points	$(624)	$950	$326
Down 200 basis points	$(893)	$1,900	$1,007
Down 300 basis points	$(1,163)	$2,850	$1,687
This analysis is indicative of the potential impact on our investment income as of December 31, 2025, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after December 31, 2025 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. As of December 31, 2025, we had no interest rate hedging transactions in place, but may seek to enter into such transactions in the future.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. As of December 31, 2025, we had $89.0 million of investments at fair value denominated in foreign currencies and had no foreign currency hedging transactions in place, but may seek to enter into such transactions in the future.

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

Item 8.    Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
TriplePoint Venture Growth BDC Corp.
Menlo Park, California
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of TriplePoint Venture Growth BDC Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended December 31, 2025, the consolidated financial highlights for each of the five years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the financial highlights for each of the five years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025, and 2024, by correspondence with the custodian, loan agents, and portfolio company investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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
The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments include growth capital loans, revolving loans, and not publicly traded investments in venture growth stage companies. The valuation techniques used by management and approved by the valuation committee to estimate the fair value of these investments vary, and certain significant inputs used were unobservable. Unobservable inputs are those for which market data is not available and that are developed using the most relevant information about the assumptions market participants would use when pricing an investment.
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
March 4, 2026
We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
TriplePoint Venture Growth BDC Corp.
Menlo Park, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TriplePoint Venture Growth BDC Corp. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 4, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Francisco, California
March 4, 2026

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value
Non-controlled/unaffiliated investments (amortized cost of $804,090 and $713,732, respectively)	$767,304	$676,249
Non-controlled/affiliated investments (amortized cost of $16,273 and $—, respectively)	16,240	—
Total Investments at fair value (amortized cost of $820,363 and $713,732, respectively)	783,544	676,249
Cash and cash equivalents	20,364	45,899
Restricted cash	27,003	32,828
Deferred credit facility costs	4,643	3,904
Prepaid expenses and other assets	4,095	4,160
Total assets	$839,649	$763,040

Liabilities
Revolving Credit Facility	$95,000	$5,000
2025 Notes, net	—	69,948
2026 Notes, net	199,925	199,483
2027 Notes, net	124,671	124,396
2028 Notes, net	49,484	—
Base management fee payable	3,581	3,408
Income incentive fee payable	—	—
Other accrued expenses and liabilities	13,367	15,118
Total liabilities	$486,028	$417,353
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	405	401
Paid-in capital in excess of par value	514,399	513,719
Total distributable earnings (loss)	(161,183)	(168,433)
Total net assets	$353,621	$345,687
Total liabilities and net assets	$839,649	$763,040

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	40,491	40,137
Net asset value per share	$8.73	$8.61

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	For the Year Ended December 31,
	2025	2024	2023
Investment income
Interest income from investments	$69,722	$91,321	$121,601
Payment-in-kind interest income	18,542	15,062	11,648
Other income
Expirations/terminations of unfunded commitments	566	441	1,895
Other fees	2,097	1,825	2,346
Total investment and other income	90,927	108,649	137,490

Operating expenses
Base management fee	13,534	14,960	17,893
Income incentive fee	5,309	—	—
Interest expense and amortization of fees	26,520	30,448	36,795
Administration Agreement expenses	2,495	2,376	2,293
General and administrative expenses	6,117	6,317	6,703
Total operating expenses before Income incentive fee waiver	53,975	54,101	63,684
Income incentive fee waiver	(5,309)	—	—
Total operating expenses net of Income incentive fee waiver	48,666	54,101	63,684

Net investment income	42,261	54,548	73,806

Net realized and unrealized gains/(losses)
Net realized gains (losses) on investments	6,282	(33,016)	(75,762)
Net change in unrealized gains (losses) on investments	664	10,514	(37,865)
Net realized and unrealized gains/(losses)	6,946	(22,502)	(113,627)

Net increase (decrease) in net assets resulting from operations	$49,207	$32,046	$(39,821)

Per share information (basic and diluted)
Net investment income per share	$1.05	$1.40	$2.07
Net increase (decrease) in net assets per share	$1.22	$0.82	$(1.12)
Weighted average shares of common stock outstanding	40,276	39,101	35,706

Regular distributions declared per share	$1.06	$1.40	$1.60
Supplemental distributions declared per share	0.02	—	—
Total distributions declared per share	$1.08	$1.40	$1.60

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of December 31, 2022	35,348	$353	$470,572	$(50,985)	$419,940
Net increase (decrease) in net assets resulting from operations	—	—	—	(39,821)	(39,821)
Issuance of common stock, net	2,018	20	21,087	—	21,107
Distributions reinvested in common stock	254	3	2,688	—	2,691
Distributions from distributable earnings	—	—	—	(57,611)	(57,611)
Tax reclassification	—	—	(1,413)	1,413	—
Balance as of December 31, 2023	37,620	$376	$492,934	$(147,004)	$346,306
Net increase (decrease) in net assets resulting from operations	—	—	—	32,046	32,046
Issuance of common stock, net	2,127	21	19,404	—	19,425
Distributions reinvested in common stock	390	4	2,943	—	2,947
Distributions from distributable earnings	—	—	—	(55,037)	(55,037)
Tax reclassification	—	—	(1,562)	1,562	—
Balance as of December 31, 2024	40,137	$401	$513,719	$(168,433)	$345,687
Net increase (decrease) in net assets resulting from operations	—	—	—	49,207	49,207
Issuance of common stock, net	—	—	—	—	—
Distributions reinvested in common stock	354	4	2,209	—	2,213
Distributions from distributable earnings	—	—	—	(43,486)	(43,486)
Tax reclassification	—	—	(1,529)	1,529	—
Balance as of December 31, 2025	40,491	$405	$514,399	$(161,183)	$353,621

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$49,207	$32,046	$(39,821)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Fundings and purchases of investments	(291,188)	(136,019)	(126,988)
Principal payments and proceeds from investments	214,081	256,309	183,906
Payment-in-kind interest on investments	(18,542)	(15,062)	(11,648)
Net change in unrealized (gains) losses on investments	(664)	(10,514)	37,865
Net realized (gains) losses on investments	(6,282)	33,016	75,762
Amortization and (accretion) of premiums and discounts, net	(4,787)	(5,608)	(2,468)
(Accretion) reduction of end-of-term payments, net of prepayments	88	3,774	(9,300)
Amortization of debt fees and issuance costs	2,567	2,852	2,345
Change in operating assets and liabilities:
Prepaid expenses and other assets	65	(1,776)	(515)
Base management fee payable	173	(1,082)	287
Other accrued expenses and liabilities	(1,751)	(5,015)	(3,277)
Net cash (used in) provided by operating activities	(57,033)	152,921	106,148
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	90,000	260,000	370,000
Repayments under revolving credit facility	—	(470,000)	(330,000)
Distributions paid	(41,273)	(52,090)	(54,920)
Deferred credit facility costs	(2,314)	(3,111)	—
Proceeds from issuance of 2028 Notes	50,000	—	—
Debt issuance costs	(740)	—	(13)
Repayment of 2025 Notes	(70,000)	—	—
Proceeds from the issuance of common stock, net	—	19,425	21,107
Net cash provided by (used in) financing activities	25,673	(245,776)	6,174
Net change in cash, cash equivalents and restricted cash	(31,360)	(92,855)	112,322
Cash, cash equivalents and restricted cash at beginning of period	78,727	171,582	59,260
Cash, cash equivalents and restricted cash at end of period	$47,367	$78,727	$171,582

	For the Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$20,364	$45,899	$153,328
Restricted cash	27,003	32,828	18,254
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$47,367	$78,727	$171,582

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$23,539	$25,742	$34,336
Distributions reinvested	$2,213	$2,947	$2,691
Excise tax paid	$1,562	$1,470	$726

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Parry Labs, LLC	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 5.00% EOT payment)	12/20/2024	$19,500	$19,523	$19,523	12/1/2028
	Revolver (Prime + 2.50% interest rate, 10.25% floor, 3.00% EOT payment)(2)	3/12/2025	233	233	233	12/20/2026
			19,733	19,756	19,756
US Chemical Technologies, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 10.75% floor, 4.50% EOT payment)(2)	10/31/2025	1,000	941	941	10/1/2029
Total Aerospace and Defense - 5.85%*			20,733	20,697	20,697

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	2,902	2,891	2,891	11/30/2026
	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	7,000	7,355	7,355	12/31/2026
			9,902	10,246	10,246
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% cash interest rate + 2.50% PIK interest, 12.75% floor)	6/26/2024	20,784	20,600	20,600	5/31/2027
NewStore Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.50% floor, 6.25% EOT payment)(2)	1/29/2024	2,500	2,580	2,580	1/31/2027
Radar Labs, Inc.	Growth Capital Loan (Prime + 2.15% interest rate, 9.50% floor, 2.25% EOT payment)	9/30/2025	11,000	10,954	10,954	9/1/2028
Total Business Applications Software - 12.55%*			44,186	44,380	44,380

Business Products and Services
Equafin Corp.	Growth Capital Loan (Prime + 1.25% interest rate, 8.00% floor, 3.50% EOT payment)(2)	4/17/2025	123	123	123	4/1/2028
Muon Space, Inc.	Growth Capital Loan (Prime + —% interest rate, 7.00% floor, 6.00% EOT payment)	5/30/2025	1,902	1,920	1,975	11/1/2027
	Growth Capital Loan (Prime + —% interest rate, 7.00% floor, 6.00% EOT payment)(2)	8/12/2025	1,873	1,868	1,868	2/1/2028
	Growth Capital Loan (Prime + —% interest rate, 7.00% floor, 6.00% EOT payment)(2)	11/12/2025	1,425	1,404	1,404	5/1/2028
			5,200	5,192	5,247
Quick Commerce Ltd(1)(3)	Growth Capital Loan (6.00% PIK interest, 7.50% EOT payment)(2)	5/4/2022	12,020	10,680	8,597	12/31/2028
	Growth Capital Loan (6.00% PIK interest, 7.50% EOT payment)(2)	10/19/2023	1,145	1,017	819	12/31/2028
			13,165	11,697	9,416
Total Business Products and Services - 4.18%*			18,488	17,012	14,786

Business/Productivity Software
Ao1 Holdings, Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 7.75% floor, 3.00% EOT payment)	12/13/2024	3,843	3,866	3,866	12/1/2027
Bitonic Technology Labs, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 2.75% EOT payment)(2)	8/1/2025	11,250	11,194	11,194	8/1/2029
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest, 5.48% EOT payment)(2)	6/1/2025	14,087	14,717	13,316	5/1/2027
	Growth Capital Loan (12.00% PIK interest, 5.48% EOT payment)(2)	6/1/2025	17,629	18,299	16,686	5/1/2027
	Growth Capital Loan (Prime + 5.75% PIK interest, 13.25% floor, 4.52% EOT payment)(2)	6/1/2025	3,591	3,623	3,423	5/1/2027
	Growth Capital Loan (12.00% PIK interest)(2)	6/1/2025	2,460	2,457	2,175	5/1/2027
	Convertible Note (12.00% PIK interest)(2)	8/8/2025	2	2	2	5/1/2027
			37,769	39,098	35,602
Observe, Inc.	Growth Capital Loan (Prime + 2.75% interest rate, 9.75% floor, 3.25% EOT payment)	10/1/2025	16,000	15,566	16,061	10/1/2029
PlanHub, Inc.	Growth Capital Loan (SOFR + 7.40% interest rate, 8.15% floor)(13)(14)	9/9/2025	26,250	25,871	25,871	8/23/2031
	Growth Capital Loan (SOFR + 5.33% interest rate, 6.08% floor)(2)(13)	11/28/2025	188	185	185	8/23/2031
			26,438	26,056	26,056

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Sonatus, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.50% floor, 4.00% EOT payment)	12/23/2025	$15,000	$14,416	$14,416	12/1/2029
Total Expert Inc.	Growth Capital Loan (Prime + 2.15% interest rate, 9.65% floor, 3.00% EOT payment)	9/29/2025	22,500	21,987	21,987	9/1/2029
Total Business/Productivity Software - 36.53%*			132,800	132,183	129,182

Computer Hardware
Eridu Corporation	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 5.00% EOT payment)(2)	12/31/2025	1,000	979	979	12/1/2028
Standard Bots, Inc.	Growth Capital Loan (Prime + 1.75% interest rate, 9.00% floor, 3.75% EOT payment)(2)	12/31/2025	1,000	979	979	6/1/2028
Total Computer Hardware - 0.55%*			2,000	1,958	1,958

Consumer Products and Services
Fiton Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	2/29/2024	8,888	8,860	8,860	8/1/2027
	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	3/8/2024	1,111	1,107	1,107	9/1/2027
	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	6/28/2024	1,000	993	993	12/1/2027
			10,999	10,960	10,960
Flink SE(1)(3)	Growth Capital Loan (4.97% cash interest + 4.78% PIK interest, 6.75% EOT payment)(2)	7/5/2022	14,952	15,416	15,416	8/31/2028
	Growth Capital Loan (4.97% cash interest + 4.78% PIK interest, 6.75% EOT payment)(2)	10/21/2022	14,952	15,367	15,367	8/31/2028
			29,904	30,783	30,783
Frubana Inc.(1)(3)(7)	Growth Capital Loan (Prime + 6.25% interest rate, 9.75% floor, 5.00% EOT payment)(2)	1/25/2023	116	121	42	1/31/2027
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)(2)	4/3/2023	2,948	3,195	1,063	10/31/2026
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 7.50% EOT payment)(2)	10/3/2023	8,000	8,095	2,886	10/31/2026
			11,064	11,411	3,991
Hydrow, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 9.00% EOT payment)	12/30/2024	16,657	17,052	14,682	12/1/2027
	Revolver (Prime + 2.00% interest rate, 9.75% floor, 7.00% EOT payment)(2)	12/30/2024	8,889	8,889	8,034	12/31/2026
			25,546	25,941	22,716
JOKR S.à r.l.(1)(3)	Growth Capital Loan (8.70% cash interest rate + 5.80% PIK interest, 14.00% EOT payment)(2)	11/3/2021	3,078	3,318	3,001	12/31/2026
	Growth Capital Loan (10.95% cash interest rate + 7.30% PIK interest, 14.00% EOT payment)(2)	8/17/2022	1,199	1,259	1,175	12/31/2026
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 3.00% EOT payment)(2)	11/2/2021	529	556	536	6/30/2026
			4,806	5,133	4,712
Nakdcom One World AB(1)(3)(7)(15)	Growth Capital Loan (12.00% PIK interest)(2)	12/30/2025	119	119	119	12/31/2028
Project 1920, Inc.(7)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	1,927	1,973	419	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	2,100	2,142	456	3/25/2024
			4,027	4,115	875
MA Micro Limited(1)(3)	Convertible Note(2)(8)	12/31/2023	4,166	2,713	1,134	12/31/2028
	Growth Capital Loan(2)(8)	12/31/2023	4,166	1,442	860	12/31/2026
	Growth Capital Loan(2)(8)	12/31/2023	1,389	1,186	253	12/31/2028
			9,721	5,341	2,247
Total Consumer Products and Services - 21.61%*			96,186	93,803	76,403

Communication Software
Simpplr Inc.	Growth Capital Loan (Prime + 1.50% interest rate, 9.00% floor, 1.50% EOT payment)	4/23/2025	9,375	9,423	9,423	4/1/2026
	Growth Capital Loan (Prime + 2.00% interest rate, 9.50% floor, 4.50% EOT payment)(2)	12/2/2025	3,125	3,063	3,063	12/1/2029
Total Communication Software - 3.53%*			12,500	12,486	12,486

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 15.75% floor, 7.50% EOT payment)	5/15/2024	$500	$473	$473	6/26/2028
	Growth Capital Loan (Prime + 8.25% interest rate, 15.75% floor, 7.50% EOT payment)	5/15/2024	2,000	1,758	1,758	6/26/2028
	Growth Capital Loan (Prime + 8.25% interest rate, 15.75% floor, 7.50% EOT payment)	5/15/2024	3,750	3,296	3,296	6/26/2028
Total Consumer Retail - 1.56%*			6,250	5,527	5,527

Database Software
TetraScience, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.25% floor, 6.00% EOT payment)	1/24/2025	10,000	10,094	10,094	7/1/2028
Total Database Software - 2.85%*			10,000	10,094	10,094

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 13.00% floor, 6.75% EOT payment)	9/29/2021	10,150	9,730	9,730	7/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest, 2.50% EOT payment)(2)	4/25/2024	4,121	3,819	3,819	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 11.00% floor, 4.00% EOT payment)	6/30/2025	17,857	17,949	17,944	6/1/2029
	Revolver (Prime + 2.50% interest rate, 9.25% floor)(2)	6/30/2025	—	—	—	12/30/2027
			17,857	17,949	17,944
Outfittery GMBH(1)(3)	Growth Capital Loan (11.00% PIK interest, 14.73% EOT payment)(2)	1/1/2021	30,430	33,647	28,610	1/1/2030
	Revolver (9.00% PIK interest, 7.53% EOT payment)(2)	1/1/2021	4,687	4,955	4,685	1/1/2030
	Revolver (9.00% PIK interest, 9.00% EOT payment)(2)	12/28/2022	2,650	2,823	2,739	1/1/2030
			37,767	41,425	36,034
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.75% EOT payment)	5/27/2021	19,500	21,392	20,584	3/31/2027
	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.75% EOT payment)	6/7/2022	3,000	3,219	3,179	3/31/2027
	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 11.75% EOT payment)	6/7/2022	5,500	5,927	5,824	3/31/2027
			28,000	30,538	29,587
Total E-Commerce - Clothing and Accessories - 27.46%*			97,895	103,461	97,114

Educational/Training Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 10.50% floor, 7.50% EOT payment)	7/30/2024	6,000	6,207	6,207	1/1/2027
	Growth Capital Loan (Prime + 1.75% interest rate, 10.25% floor, 7.50% EOT payment)	3/28/2025	4,000	4,024	4,024	9/1/2028
	Growth Capital Loan (Prime + 1.75% interest rate, 10.25% floor, 7.50% EOT payment)	8/27/2025	1,514	1,508	1,508	2/1/2029
	Revolver (Prime + 1.00% interest rate, 9.50% floor, 4.00% EOT payment)(2)	7/30/2024	—	—	—	7/31/2027
Total Educational/Training Software - 3.32%*			11,514	11,739	11,739

Energy
Valar Atomics, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 10.75% floor, 3.00% EOT payment)(2)	11/12/2025	1,000	978	978	11/1/2028
Total Energy - 0.28%*			1,000	978	978

Entertainment
Luminary Roli Limited(1)(3)	Growth Capital Loan(2)(8)	8/31/2021	35,492	29,530	9,990	8/31/2026
Mind Candy Limited(1)(3)(7)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	26,240	21,222	10,758	12/31/2025
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,694	1,444	694	12/31/2025
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,580	1,347	648	12/31/2025
			29,514	24,013	12,100
Total Entertainment - 6.25%*			65,006	53,543	22,090

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Growth Capital Loan (14.28% PIK interest, 2.50% EOT payment)(2)	12/31/2020	$42,336	$42,325	$36,969	6/30/2027
Total Financial Institution and Services - 10.45%*			42,336	42,325	36,969

Financial Software
Branch Messenger, Inc.	Revolver (Prime + 3.25% interest rate, 10.75% floor, 2.00% EOT payment)(2)	5/2/2025	5,567	5,567	5,567	9/30/2027
Ocrolus, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	8/14/2024	7,143	7,249	7,249	2/1/2028
	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 5.00% EOT payment)	4/22/2025	2,857	2,860	2,860	10/1/2028
			10,000	10,109	10,109
Signal Advisors USA, Inc.	Revolver (Prime + 1.75% interest rate, 7.75% floor, 1.35% EOT payment)(2)	12/23/2025	33	33	33	9/26/2028
Total Financial Software - 4.44%*			15,600	15,709	15,709

Healthcare Services
Pair Team, PBC	Convertible Note (6.00% interest rate)(2)	11/24/2025	400	400	400	11/17/2028
	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 3.25% EOT payment)(2)	12/5/2025	1,600	1,594	1,594	6/1/2028
Total Healthcare Services - 0.56%*			2,000	1,994	1,994

Healthcare Technology Systems
Kalderos, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 10.75% floor, 4.25% EOT payment)	1/31/2025	13,000	13,082	13,081	1/1/2028
K Health, Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 10.00% floor, 4.75% EOT payment)(2)	7/14/2023	1,510	1,706	1,706	7/31/2026
Lively, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 1.50% EOT payment)	12/1/2025	3,250	3,189	3,189	12/1/2029
	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 1.50% EOT payment)(2)	12/1/2025	3,250	3,189	3,189	12/1/2029
	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 1.50% EOT payment)(2)	12/1/2025	3,250	3,189	3,189	12/1/2029
			9,750	9,567	9,567
Total Healthcare Technology Systems - 6.89%*			24,260	24,355	24,354

Information Services (B2C)
Sandbox VR, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 10.50% floor, 1.50% EOT payment)	12/16/2025	2,005	1,974	1,974	10/1/2027
	Growth Capital Loan (Prime + 5.25% interest rate, 12.25% floor, 4.00% EOT payment)	12/16/2025	9,900	9,747	9,747	10/1/2029
Total Information Services (B2C) - 3.31%*			11,905	11,721	11,721

Insurance
Bestow Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 8.25% floor, 3.50% EOT payment)	5/2/2025	9,000	9,041	9,041	5/1/2029
	Growth Capital Loan (Prime + 3.15% interest rate, 9.15% floor, 3.50% EOT payment)	5/2/2025	22,000	22,099	22,099	5/1/2029
Total Insurance - 8.81%*			31,000	31,140	31,140

Network Management Software
Synack, Inc.	Growth Capital Loan (Prime + 2.85% interest rate, 9.85% floor, 1.00% EOT payment)	12/30/2025	9,000	8,842	8,842	12/1/2028
Total Network Management Software - 2.50%*			9,000	8,842	8,842

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	16,000	16,170	16,170	3/31/2029
	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)(2)	9/12/2025	2,000	1,958	1,958	3/31/2030
Total Multimedia and Design Software - 5.13%*			18,000	18,128	18,128

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Portfolio Company	Type of Investment	Acquisition Date(12)	Outstanding Principal	Cost(6)	Fair Value	Maturity Date

Other Financial Services
Jerry Services, Inc.	Growth Capital Loan (10.50% interest rate, 1.50% EOT payment)	11/14/2025	$20,000	$20,009	$20,262	5/1/2029
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	7,024	6,836	3/8/2026
Total Other Financial Services - 7.66%*			27,035	27,033	27,098

Real Estate Services
Homeward, Inc.	Growth Capital Loan (19.00% interest rate, 9.75% EOT payment)	12/30/2021	7,633	8,456	8,389	6/30/2026
Total Real Estate Services - 2.37%*			7,633	8,456	8,389

Semiconductors
Etched.AI, Inc.	Revolver (Prime + 4.00% interest rate, 10.75% floor)	7/18/2025	4,500	4,500	4,500	4/30/2028
Total Semiconductors - 1.27%*			4,500	4,500	4,500

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (8.00% cash interest rate + 6.00% PIK interest, 11.55% EOT payment)(2)	8/16/2024	10,102	10,199	9,088	1/31/2029
Total Shopping Facilitators - 2.57%*			10,102	10,199	9,088

Total Debt Investments - 182.50%*			$721,929	$712,263	$645,366

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Warrant Investments(8)

Advertising / Marketing
InMobi Pte Ltd.(1)(3)	Ordinary Shares(2)	12/13/2013	48,500	$35	$13
Total Advertising / Marketing - 0.00%*				35	13

Aerospace and Defense
Loft Orbital Solutions Inc.	Common Stock	7/15/2022	22,488	192	344
Parry Labs, LLC	Preferred Stock	12/20/2024	2,727	145	81
US Chemical Technologies, Inc.	Preferred Stock(2)	10/31/2025	19,370	53	53
Total Aerospace and Defense - 0.14%*				390	478

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock	5/10/2022	13,487	123	274
Total Application Software - 0.08%*				123	274

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	45
	Preferred Stock	6/29/2022	27,714	164	11
				302	56
Cresta Intelligence, Inc.	Common Stock(2)	6/6/2024	9,935	8	23
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	23
Envoy, Inc.	Preferred Stock(2)	5/8/2020	358,930	82	176
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	24
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	1,716
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	1,213
	Preferred Stock	6/26/2024	51,677	140	112
				950	1,325
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,160	102	102
NewStore Inc.	Preferred Stock(2)	11/16/2022	122,353	36	4
Passport Labs, Inc.	Preferred Stock(2)	9/28/2018	21,929	303	590
Project Affinity, Inc.	Preferred Stock(2)	4/26/2024	188,021	45	62
Quantcast Corporation	Cash Exit Fee(2)(5)	8/9/2018		213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	100
Radar Labs, Inc.	Common Stock	9/30/2025	5,420	15	17
Total Business Applications Software - 1.24%*				2,263	4,379

Business Products and Services
Cart.com, Inc.	Common Stock(2)	12/30/2021	32,731	477	464
	Preferred Stock(2)	3/31/2022	4,532	25	33
				502	497
Equafin Corp.	Common Stock(2)	4/17/2025	2,493	3	3
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	227
Muon Space, Inc.	Preferred Stock	12/30/2024	90,997	117	127
Substack Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Total Business Products and Services - 0.24%*				825	860

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Business/Productivity Software
Ao1 Holdings, Inc.	Preferred Stock	12/13/2024	42,882	$55	$31
Bidgely Inc.	Common Stock(2)	7/30/2025	17,273	23	23
Bitonic Technology Labs, Inc.	Common Stock(2)	8/1/2025	42,415	49	49
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/6/2021	49,892	626	66
Incode Technologies, Inc.	Preferred Stock(2)	7/18/2025	198,805	203	203
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	87,385	87	1,039
Observe, Inc.	Common Stock	10/1/2025	58,177	324	324
Rudderstack, Inc.	Common Stock(2)	6/30/2025	20,215	68	68
Sonatus, Inc.	Preferred Stock	12/23/2025	224,453	518	518
Thoughtspot, Inc.	Common Stock(2)	3/3/2025	63,931	404	404
Total Expert Inc.	Common Stock	9/29/2025	256,623	354	313
Total Business/Productivity Software - 0.86%*				2,711	3,038

Business to Business Marketplace
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.03%*				80	111

Communication Software
Simpplr Inc.	Common Stock	4/26/2025	56,611	280	280
Total Communication Software - 0.08%*				280	280

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	214
Total Commercial Services - 0.06%*				188	214

Computer Hardware
Eridu Corporation	Preferred Stock(2)	3/31/2025	20,470	11	11
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	52,773	183	121
Standard Bots, Inc.	Preferred Stock(2)	11/13/2025	4,848	11	11
Total Computer Hardware - 0.04%*				205	143

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	10/8/2020	114,327	370	1,707
Total Consumer Finance - 0.48%*				370	1,707

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	2,262	85	84
Don't Run Out, Inc.	Preferred Stock	12/30/2021	42,929	30	13
Total Consumer Non-Durables - 0.03%*				115	97

Consumer Products and Services
AvantStay, Inc.	Common Stock	12/12/2022	24,495	151	188
Baby Generation, Inc.	Common Stock(2)	1/26/2022	33,964	25	25
everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	25	27
FitOn Inc.	Common Stock(2)	2/29/2024	73,807	162	156
Flink SE(1)(3)	Common Stock(2)	4/13/2022	178	339	—
Foodology Inc.(1)(3)	Preferred Stock	3/25/2022	26,619	116	86
Frubana Inc.(1)(3)	Preferred Stock(2)	9/30/2022	15,987	334	—
Hydrow, Inc.	Common Stock	2/9/2021	1,252,355	232	—
	Preferred Stock	12/30/2024	6,549,320	26	—
				258	—
Lower Holding Company	Preferred Stock	12/28/2022	395,425	189	24
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	41,140	23	—
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	93	11
The Black Tux Holdings, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	450
Total Consumer Products and Services - 0.28%*				1,859	974

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	$168	$128
Savage X, Inc.	Preferred Stock	4/7/2020	178,697	670	518
Total Consumer Retail - 0.18%*				838	646

Database Software
Sisense, Inc.	Cash Exit Fee(2)(5)	12/28/2021		190	465
TetraScience, Inc.	Preferred Stock	1/24/2025	106,100	20	20
Total Database Software - 0.14%*				210	485

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	232
	Common Stock	9/29/2023	313,236	822	701
				1,762	933
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	231
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(5)	8/10/2017		1,850	1,401
Rent the Runway, Inc.	Common Stock(2)	11/25/2015	11,862	1,294	—
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
Trendly, Inc.	Preferred Stock	5/27/2021	574,742	381	293
	Preferred Stock	6/7/2022	57,924	44	17
				425	310
Untuckit LLC	Cash Exit Fee(2)(5)	5/11/2018		39	57
Total E-Commerce - Clothing and Accessories - 0.85%*				5,927	3,002

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)	4/2/2018	62,128	219	—
	Common Stock(2)	5/22/2019	25,664	228	—
				447	—
Merama Inc.	Preferred Stock(2)	4/28/2021	191,274	406	1,100
Total E-Commerce - Personal Goods - 0.31%*				853	1,100

Educational/Training Software
Panorama Education, Inc.	Preferred Stock	7/30/2024	9,460	50	40
Total Educational/Training Software - 0.01%*				50	40

Energy
Valar Atomics, Inc.	Common Stock(2)	11/9/2025	4,276	15	15
Total Energy -0.00%*				15	15

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	—
Total Entertainment - 0.00%*				922	—

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Ordinary Shares(2)	12/5/2017	56,241	869	—
Revolut Ltd(1)(3)	Ordinary Shares(2)	4/16/2018	6,253	40	6,403
	Ordinary Shares(2)	10/29/2019	7,945	324	7,762
				364	14,165
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	1,531
	Preferred Stock(2)	12/23/2015	46,548	136	496
				518	2,027
Total Financial Institution and Services - 4.58%*				1,751	16,192

Financial Software
Branch Messenger, Inc.	Preferred Stock(2)	3/27/2025	111,026	147	72
Ocrolus, Inc.	Common Stock	8/14/2024	116,887	96	81
Signal Advisors USA, Inc.	Preferred Stock(2)	12/23/2025	43	—	—
Total Financial Software - 0.04%*				243	153

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Food & Drug
Capsule Corporation	Preferred Stock	1/17/2020	202,533	$437	$34
	Cash Exit Fee(5)	12/28/2018		129	123
Total Food & Drug - 0.04%*				566	157

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	33,510	70	51
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	1,092
Total General Media and Content - 0.32%*				694	1,143

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	22	16
Pair Team, PBC	Preferred Stock(2)	7/29/2025	1,596	2	2
Vial Health Technology, Inc.	Preferred Stock(2)	12/14/2022	48,889	33	33
Total Healthcare Services - 0.01%*				57	51

Healthcare Technology Systems
All Inspire Health, Inc.	Preferred Stock(2)	5/14/2025	16,841	17	17
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	21
Kalderos, Inc.	Preferred Stock	12/27/2022	126,986	222	180
K Health, Inc.	Common Stock(2)	7/14/2023	61,224	187	169
Lively, Inc.	Common Stock(2)	11/7/2025	25,107	124	124
Better Life Health, Inc. (fka. Thirty Madison Inc..)	Common Stock	10/29/2025	2,197	445	276
Total Healthcare Technology Systems - 0.22%*				1,053	787

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock	5/1/2023	11,974	9	—
Sandbox VR, Inc.	Common Stock	12/16/2025	26,146	73	73
Total Information Services (B2C) - 0.02%*				82	73

Insurance
Bestow Inc.	Preferred Stock	5/2/2025	4,198	25	25
Total Insurance - 0.01%*				25	25

Medical Software and Information Services
AirStrip Technologies, Inc.	Common Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	202,006	341	366
Open Space Labs, Inc.	Preferred Stock(2)	11/15/2022	2,954	7	4
Total Multimedia and Design Software - 0.10%*				348	370

Network Management Software
Cohesity Global, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	100
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	441
Corelight, Inc.	Common Stock(2)	9/29/2022	45,977	235	258
Synack, Inc.	Common Stock	12/30/2025	40,576	68	68
Total Network Management Software - 0.25%*				489	867

Other Financial Services
Jerry Services, Inc.	Preferred Stock	6/13/2022	41,936	168	291
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	855
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	11	324	246
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	1,488,450	223	5,656
Total Other Financial Services - 1.99%*				876	7,048

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Portfolio Company	Type of Warrant	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	$6	$15
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	186
	Preferred Stock(2)	11/5/2020	55,326	76	139
				120	325
Homeward, Inc.	Preferred Stock	12/10/2021	906,102	662	788
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	37,485	295	116
Roofstock, Inc. (fka.Mynd Management, Inc. )	Preferred Stock(2)	5/25/2022	56,839	19	194
Sonder Holdings Inc.	Common Stock(2)	12/28/2018	10,024	232	—
	Common Stock(2)	3/4/2020	1,049	42	—
				274	—
True Footage Inc.	Preferred Stock	11/24/2021	88,762	147	574
Total Real Estate Services - 0.57%*				1,523	2,012

Semiconductors
Encharge AI, Inc.	Common Stock(2)	12/2/2025	2,346	18	18
Etched.AI, Inc.	Common Stock	7/18/2025	1,211	42	42
Total Semiconductors - 0.02%*				60	60

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units(2)	12/30/2021	36,450	169	—
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.04%*				211	138

Social/Platform Software
ClassPass Inc.	Preferred Stock(2)	3/18/2019	84,507	281	151
Total Social/Platform Software - 0.04%*				281	151

Travel & Leisure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock	9/18/2019	12,027	362	393
	Preferred Stock	8/26/2022	16,261	611	675
	Preferred Stock	4/5/2024	17,904	385	1,043
Total Travel & Leisure - 0.60%*				1,358	2,111

Total Warrant Investments - 13.91%*				$27,988	$49,194

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Equity Investments(8)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$54
Cresta Intelligence, Inc.	Preferred Stock(2)	9/30/2024	110,882	500	500
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	107
Envoy, Inc.	Preferred Stock(2)	12/30/2021	212,160	667	543
FlashParking, Inc.	Preferred Stock(2)	7/19/2022	33,116	455	447
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	737
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	860	28	13
	Preferred Stock(2)	9/28/2023	4,181	138	12
				166	25
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Radar Labs, Inc.	Preferred Stock(2)	9/30/2025	104,336	550	605
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	287
Total Business Applications Software - 0.96%*				3,432	3,408

Business/Productivity Software
Ao1 Holdings, Inc.	Preferred Stock(2)	12/13/2024	49,717	150	142
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	30
Observe, Inc.	Preferred Stock(2)	10/1/2025	25,254	270	272
RudderStack, Inc.	SAFE(2)	6/30/2025		200	200
Total Business/Productivity Software - 0.18%*				770	644

Business Products and Services
Quick Commerce Ltd(1)(3)	Preferred Stock(2)	4/5/2024	418,182	8,028	8,061
	Ordinary Shares(2)	4/5/2024	1,448,528,650	311	102
Total Business Products and Services - 2.31%*				8,339	8,163

Commercial Services
MXP Prime GmbH(1)(3)	Common Stock(2)	2/3/2022	165	1,140	13
	Preferred Stock(2)	6/29/2023	23	—	142
	Preferred Stock(2)	6/29/2023	46	50	54
				1,190	209
Printful, Inc. Holdco. (fka.Printify, Inc.)	Common Stock(2)	3/31/2025	11,120	24	24
Total Commercial Services - 0.07%*				1,214	233

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	352
Total Consumer Finance - 0.10%*				150	352

Consumer Non-Durables
Misfits Market, Inc. (f/k/a Imperfect Foods, Inc.)	Preferred Stock(2)	12/31/2022	1,615	142	152
	Preferred Stock(2)	12/31/2022	7,196	358	385
Total Consumer Non-Durables - 0.15%*				500	537

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Consumer Products and Services
everdrop GmbH(1)(3)	Preferred Stock(2)	8/1/2022	78	$310	$354
Frubana Inc.(1)(3)	Preferred Stock(2)	7/13/2022	7,993	500	—
GrubMarket, Inc.	Common Stock(2)	8/2/2024		7,758	13,454
Hydrow, Inc.	Common Stock(2)	12/14/2020	1,893,462	668	—
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	6/19/2025	2,963	173	63
	Preferred Stock(2)	6/19/2025	585	34	13
	Preferred Stock(2)	11/3/2022	298	17	1
	Preferred Stock(2)	6/19/2025	56,834	353	827
				577	904
Nakdcom One World AB(1)(3)(15)	Common Stock(2)	12/30/2025	8,194,080	964	962
	Hybrid(2)(16)	12/30/2025		15,191	15,159
				16,155	16,121
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Total Consumer Products and Services - 8.72%*				25,978	30,844

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	17
	Preferred Stock(2)	11/30/2021	10,393	500	12
Total Consumer Retail - 0.01%*				1,000	29

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	500	454
Total E-Commerce - Clothing and Accessories - 0.13%*				500	454

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)(10)	6/5/2018	31,576	500	35
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	152
	Preferred Stock(2)	4/19/2021	14,490	83	136
	Preferred Stock(2)	9/1/2021	10,298	167	140
				283	428
Total E-Commerce - Personal Goods - 0.13%*				783	463

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(10)	1/5/2018	60,926	250	63
Total Educational/Training Software - 0.02%*				250	63

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	—
Total Entertainment - 0.00%*				3,525	—

Financial Institution and Services
Prodigy Investments Limited(1)(3)	Preference Shares(2)	12/31/2020	1,552	23,127	4,976
Revolut Ltd(1)(3)	Ordinary Shares(2)	8/3/2017	23,253	262	27,532
Total Financial Institution and Services - 9.19%*				23,389	32,508

Financial Software
Branch Messenger, Inc.	Preferred Stock(2)	4/16/2025	78,189	250	250
Total Financial Software - 0.07%*				250	250

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	128,423	716	369
Total Food & Drug - 0.10%*				716	369

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	127,656	1,000	948
Total General Media and Content - 0.27%*				1,000	948

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (dollars in thousands) As of December 31, 2025
Portfolio Company	Type of Equity	Acquisition Date(12)	Shares	Cost(6)	Fair Value

Healthcare Technology Systems
All Inspire Health, Inc.	Preferred Stock(2)	6/27/2025	16,428	$33	$33
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	196	145
	Common Stock(2)	1/14/2020	142,855	404	73
				600	218
Kalderos, Inc.	Preferred Stock(2)	12/27/2022	45,403	325	275
Talkspace, LLC (f/k/a Groop Internet Platform, Inc.)	Common Stock(2)(10)	5/15/2019	146,752	378	533
Better Life Health, Inc. (fka. Thirty Madison Inc..)	Common Stock(2)	10/31/2025	4,261	1,000	651
Total Healthcare Technology Systems - 0.48%*				2,336	1,710

Insurance
Bestow Inc.	Preferred Stock(2)	5/2/2025	4,866	58	59
	Preferred Stock(2)	5/2/2025	527	6	9
	Preferred Stock(2)	5/2/2025	33,027	390	315
	Preferred Stock(2)	5/2/2025	12,349	146	107
Total Insurance - 0.14%*				600	490

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	42,378	231	261
Total Multimedia and Design Software - 0.07%*				231	261

Network Management Software
Cohesity Global, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	925
	Preferred Stock(2)	4/7/2020	9,022	125	141
Total Network Management Software - 0.30%*				525	1,066

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	5/6/2022	8,231	104	128
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	2,104
	Ordinary Shares(2)	1/5/2022	26,281	516	651
				1,516	2,755
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,574
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total Other Financial Services - 1.29%*				2,984	4,557

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/18/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	11,246	300	209
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	180
Total Real Estate Services - 0.12%*				429	418

Travel & Leisure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	10/5/2017	2,362	300	292
	Preferred Stock(2)	5/9/2022	9,169	624	901
				924	1,193
Inspirato, Inc.	Common Stock(2)(4)(10)	9/11/2014	6,081	287	25
Total Travel & Leisure - 0.34%*				1,211	1,218

Total Equity Investments - 25.16%*				$80,112	$88,984

Total Investments in Portfolio Companies - 221.58%*(9)(11)				$820,363	$783,544

Cash Equivalents
Money Market Fund	Type of Investment	Ticker		Cost	Fair Value
Federated Government Obligations Fund	Cash Equivalents	PRM		$18,924	$18,924
Total Cash Equivalents - 5.35%*				$18,924	$18,924

_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of December 31, 2025, non-qualifying assets represented 28.4% of the Company’s total assets, at fair value.
(2)As of December 31, 2025 this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is owned by TPVG Investment LLC, a wholly owned taxable subsidiary of the Company.
(5)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(6)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $68.0 million, $86.7 million and $18.7 million, respectively, for the December 31, 2025 investment portfolio. The tax cost of investments is $802.3 million.
(7)Debt is on non-accrual status as of December 31, 2025 and is therefore considered non-income producing. Non-accrual investments as of December 31, 2025 had a total cost and fair value of $39.7 million and $17.1 million, respectively.
(8)Non-income producing investments.
(9)Except for equity in four public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(10)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(11)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of December 31, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $782.9 million at fair value and represented 221.4% of the Company’s net assets. In addition, unless otherwise indicated, as of December 31, 2025, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(12)Acquisition date represents the date of the initial investment in the portfolio investment.
(13)SOFR represents 3.82% as of December 31, 2025.
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
(15)Portfolio company is an “Affiliate Investment.” See “Note 2. Significant Accounting Policies – Investment Classification” for more information. No investment income or realized and unrealized gain/(loss) was recognized from the investment holdings in the portfolio company while it was classified as an “Affiliate Investment.” The Company recorded a total of $1.7 million in net unrealized gains and $5.8 million in net realized gains on investments in the portfolio company during the year ended December 31, 2025.
(16)This Hybrid equity investment is perpetual and has no specific maturity date, and it accrues interest at an annual rate of 16% that can be capitalized at the election of the portfolio company. The Company has not recorded any income in connection with the Hybrid equity investment for the year ended December 31, 2025.
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
•For each debt investment tied to the U.S. Prime rate (“Prime Rate”) as of December 31, 2025, the Prime Rate was 6.75%. As of December 31, 2025, approximately 63.0%, or $426.3 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, and all Prime-based loans have interest rate floors that are tied to minimum Prime Rates for calculating interest due of 3.25% or higher. As of December 31, 2024, approximately 62.8% or $368.0 million in principal balance, of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based and Prime-based loans have interest rate floors that are tied to minimum Prime Rates for purposes of calculating interest due of 3.25% or higher.
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
December 31, 2025
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliate Investments” that are not otherwise “Control Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company had no “Control Investments” and had one investment that was deemed to be an “Affiliate Investment.” As of December 31, 2024, the Company had no “Control Investments” or “Affiliate Investments.”
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
Non-accrual Loans
A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. The Company reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon the Company’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in the Company’s judgment, payments are probable to remain current. As of December 31, 2025, the Company had investments in four portfolio companies on non-accrual, with a total cost and fair value of $39.7 million and $17.1 million, respectively. As of December 31, 2024, the Company had investments in four portfolio companies on non-accrual, with a total cost and fair value of $38.1 million and $20.6 million, respectively.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The adoption of these rules did not have a material impact on the consolidated financial statements.
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
Commencing with the quarter ended March 31, 2025, until and including the quarter ending December 31, 2025, the Adviser has agreed to waive the portion of the income incentive fee payable for a quarter under the Advisory Agreement if and to the extent that, after payment of such income incentive fee, the Company’s net investment income per share for such quarter is below the Company’s quarterly distribution per share for such quarter. On August 6, 2025, the Adviser amended its income incentive fee waiver to waive, in full, its quarterly income incentive fee for the remainder of fiscal year 2025. On November 5, 2025, the Adviser further amended its existing income incentive fee waiver to waive, in full, its quarterly income incentive fee through the end of fiscal year 2026. No portion of the investment income component of the incentive fee waived by the Adviser shall be subject to recoupment by the Adviser.
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

The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of December 31, 2025, 2024 and 2023, and, as a result, no capital gains incentive fees were recorded for the years ended December 31, 2025 2024 and 2023. The Adviser has waived the full $5.3 million in income incentive fees accrued for the year ended December 31, 2025. There were no income incentive fees earned or waived in the years ended December 31, 2024 and 2023.

Management and Incentive Fees (in thousands)	For the Year Ended December 31,
	2025	2024	2023
Base management fee	$13,534	$14,960	$17,893
Income incentive fee	$5,309	$—	$—
Income incentive fee waiver	$(5,309)	$—	$—
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
For the years ended December 31, 2025 2024, and 2023, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $2.5 million, $2.4 million and $2.3 million, respectively.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of December 31, 2025 and December 31, 2024. The Company transfers investments in and out of Levels 1, 2 and 3 as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period.

Investment Type (in thousands)	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$645,366	$645,366	$—	$—	$560,105	$560,105
Warrant investments	—	—	49,194	49,194	—	—	39,963	39,963
Equity investments	656	—	88,328	88,984	616	—	75,565	76,181
Total portfolio company investments	$656	$—	$782,888	$783,544	$616	$—	$675,633	$676,249
The following tables show information about Level 3 portfolio company investments measured at fair value for the years ended December 31, 2025 and 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Year Ended December 31, 2025
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2024	$560,105	$39,963	$75,565	$675,633
Funding and purchases of investments, at cost	283,316	4,159	3,714	291,189
Principal payments and sale proceeds received from investments	(211,773)	—	(2,308)	(214,081)
Net amortization and accretion of premiums and discounts and end-of-term payments	4,479	—	—	4,479
Net realized gains (losses) on investments	6,362	(2,138)	2,278	6,502
Net change in unrealized gains (losses) included in earnings	490	7,549	(7,415)	624
Payment-in-kind coupon	18,542	—	—	18,542
Transfers between investment types	(16,155)	(339)	16,494	—
Gross transfers out of Level 3(1)	—	—	—	—
Fair value as of December 31, 2025	$645,366	$49,194	$88,328	$782,888

Net change in unrealized gains (losses) on Level 3 investments held as of December 31, 2025	$(2,800)	$7,830	$(7,510)	$(2,480)
__________
(1)Transfers out of Level 3 are measured as of the date of the transfer. There were no transfers out of Level 3 during the year ended December 31, 2025.

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
_______________

(1)Transfers out of Level 3 are measured as of the date of the transfer. During the year ended December 31, 2024, transfers related to equity investments in publicly traded companies.
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the year ended December 31, 2025, the Company recognized net realized gains on investments of $6.3 million. During the year ended December 31, 2024, the Company recognized net realized losses on investments of $33.0 million.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains on investments during the year ended December 31, 2025 was $0.7 million. Net change in unrealized gains on investments during the year ended December 31, 2024 was $10.5 million.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of December 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$575,845	Discounted Cash Flows	Discount Rate	6.61% - 35.52%	17.00%
	69,521	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	20.00% - 100.00%	83.75%
Warrant investments	46,987	Black Scholes Option Pricing Model	Revenue Multiples	0.15x - 11.24x	4.60x
			Volatility	35.00% - 90.00%	62.37%
			Term	0.20 - 5.00 Years	2.82
			Discount for Lack of Marketability	20.00% - 25.00%	23.25%
			Risk Free Rate	0.09% - 4.86%	3.68%
	2,207	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.58
			Expected Recovery Rate	18.75% - 100.00%	90.78%
Equity investments	87,262	Black Scholes Option Pricing Model	Revenue Multiples	0.15x - 11.00x	2.41x
			Volatility	35.00% - 90.00%	58.49%
			Term	1.50 - 4.50 Years	2.33
			EBITDA Multiples	10.5x - 11.50x	11.0x
			Risk Free Rate	0.13% - 5.03%	3.53%
	1,066	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	14.20% - 14.20%	14.20%
			Term	2.00 - 3.00 Years	2.50
Total portfolio company investments	$782,888

Level 3 Investments (dollars in thousands)	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$492,095	Discounted Cash Flows	Discount Rate	11.47% - 41.90%	19.12%
	68,010	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	10.00% - 100.00%	69.62%
Warrant investments	38,138	Black Scholes Option Pricing Model	Revenue Multiples	0.15x - 21.00x	11.56x
			Volatility	25.00% - 90.00%	52.94%
			Term	0.20 - 4.50 Years	2.39
			Discount for Lack of Marketability	10.00% - 25.00%	12.53%
			Risk Free Rate	0.09% - 5.03%	3.62%
	1,825	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.50
			Expected Recovery Rate	18.75% - 100.00%	88.85%
Equity investments	74,408	Black Scholes Option Pricing Model	Revenue Multiples	0.30x - 21.00x	7.65x
			Volatility	25.00% - 90.00%	29.75%
			Term	1.00 - 4.00 Years	1.99
			Discount for Lack of Marketability	10.00% - 10.00%	10.00%
			Risk Free Rate	0.13% - 5.03%	2.55%
	1,157	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	20.00% - 20.00%	20.00%
			Term	0.50 - 1.50 Years	1.00
Total portfolio company investments	$675,633
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
Note 6. Borrowings
The following table shows the Company’s outstanding debt as of December 31, 2025 and December 31, 2024:

Liability (in thousands)	December 31, 2025			December 31, 2024
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$300,000	$95,000	$205,000	$300,000	$5,000	$295,000
2025 Notes	—	—	—	70,000	70,000	—
2026 Notes	200,000	200,000	—	200,000	200,000	—
2027 Notes	125,000	125,000	—	125,000	125,000	—
8.11% 2028 Notes	50,000	50,000	—	—	—	—
Total before deferred financing and issuance costs	675,000	470,000	205,000	695,000	400,000	295,000
Unamortized deferred financing and issuance costs	—	(5,563)	—	—	(5,077)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$675,000	$464,437	$205,000	$695,000	$394,923	$295,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company’s unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Year Ended December 31,
	2025	2024	2023
Revolving Credit Facility
Interest cost	$2,032	$7,255	$14,639
Unused fee	1,370	1,248	884
Amortization of costs and other fees	2,500	2,606	1,936
Revolving Credit Facility Total	$5,902	$11,109	$17,459

2025 Notes
Interest cost	$674	$3,150	$3,149
Amortization of costs and other fees	52	217	208
2025 Notes Total	$726	$3,367	$3,357

2026 Notes
Interest cost	$9,000	$9,000	$9,000
Amortization of costs and other fees	449	443	449
2026 Notes Total	$9,449	$9,443	$9,449

2027 Notes
Interest cost	$6,250	$6,250	$6,251
Amortization of costs and other fees	283	279	279
2027 Notes Total	$6,533	$6,529	$6,530

8.11% 2028 Notes
Interest cost	$3,696	$—	$—
Amortization of costs and other fees	214	—	—
8.11% 2028 Notes Total	$3,910	$—	$—

Total interest expense and amortization of fees	$26,520	$30,448	$36,795
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
On November 25, 2025, the Company and the Financing Subsidiary further amended the Credit Facility to, among other things, (i) extend the revolving period to November 30, 2027 and the scheduled maturity date to May 30, 2029, (ii) reduce the interest rate on borrowings such that borrowings bear interest at the sum of (a) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus, (b) a margin of 2.75% if facility utilization is greater than or equal to 75%, 2.85% if utilization is greater than or equal to 50% but less than 75%, 3.00% if utilization is less than 50%, and 4.50% on or after the end of the revolving period; (iii) increase the advance rates; and, (iv) revise certain events of default provisions and affirmative and negative covenants. As of December 31, 2025, the Company had $300 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances.

As of December 31, 2025, borrowings under the Credit Facility bore interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of 2.75% if facility utilization is greater than or equal to 75%, 2.85% if utilization is greater than or equal to 50% but less than 75%, 3.00% if utilization is less than 50% and 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate of up to 55.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants under the Credit Facility.
As of December 31, 2025 and December 31, 2024, the Company had outstanding borrowings under the Credit Facility of $95.0 million and $5.0 million, respectively, excluding deferred credit facility costs of $4.6 million and $3.9 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the years ended December 31, 2025 and 2024, the Company had average outstanding borrowings under the Credit Facility of $49.9 million and $62.7 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 8.13% and 8.92%, respectively.
As of December 31, 2025 and December 31, 2024, $427.2 million and $332.0 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $412.4 million and $431.0 million of assets unencumbered, respectively.
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
The 2026 Notes are governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2026 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2026 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2026 Notes will bear interest at a fixed rate of 5.50% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions that were applicable to the 2025 Notes. As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants under the 2026 Notes.

The 2026 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.1 million of deferred issuance cost as of December 31, 2025, which is amortized and expensed over the five-year term of the 2026 Notes based on an effective yield method. As of December 31, 2025 and December 31, 2024, the fair value of the 2026 Notes was $202.1 million and $194.8 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
Subsequent to December 31, 2025, the Company repaid the full $200.0 million in aggregate principal amount of the issued and outstanding 2026 Notes at maturity at par value plus the accrued and unpaid interest. See “Note 14. Subsequent Events” for more information.
2027 Notes
On February 28, 2022, the Company completed a private debt offering of $125.0 million in aggregate principal amount of its 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2027 Notes is payable semiannually on February 28 and August 28 each year.
The 2027 Notes are governed by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions that were applicable to the 2025 Notes and the 2026 Notes. As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.3 million of deferred issuance cost as of December 31, 2025, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of December 31, 2025 and December 31, 2024, the fair value of the 2027 Notes was $124.2 million and $119.0 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
8.11% 2028 Notes
On February 12, 2025, the Company completed a private debt offering of $50.0 million in aggregate principal amount of its 8.11% unsecured notes due February 12, 2028 (the “8.11% 2028 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 8.11% 2028 Notes is payable semiannually on February 12 and August 12 each year.
The 8.11% 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 8.11% 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 8.11% 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 8.11% 2028 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness.
The Note Purchase Agreement (the “2025 Note Purchase Agreement”) under which the 8.11% 2028 Notes were issued contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens and restricted payments. In addition, the 2025 Note Purchase Agreement contains the following financial covenants: (1) a minimum asset coverage ratio of 1.50 to 1.00; (2) a minimum interest coverage ratio of 1.25 to 1.00; and (3) maintenance of minimum stockholders’ equity to not be less than (a) the higher of (i) $236,776,000 and (ii) an amount equal to 65% of the Company’s stockholders’ equity as of December 31, 2024, plus (b) 65% of the net proceeds from the sale of the Company’s equity interests after the relevant date. In addition, the stated interest rate on the 8.11% 2028 Notes is subject to a step up of 1.00% per year, to the extent that (1) the 2028 Notes do not satisfy certain investment grade rating conditions and/or (2) the ratio of the Company’s payment-in-kind income to net investment income during a six-month period exceeds specified thresholds, measured as of each fiscal quarter end. Subsequent to the quarter ended September 30, 2025, the Company determined that the ratio of the Company’s payment-in-kind income (“PIK Income”) to net investment income during the immediately preceding six-month period exceeded the specified threshold under the 2025 Note Purchase Agreement measured at September 30, 2025, increasing the stated interest rate on the 8.11% 2028 Notes to 9.11% from 8.11% per annum. The increased interest rate will remain in effect until the ratio of the Company’s (a) PIK Income for the immediately preceding six months to (b) net investment income for the immediately preceding six months no longer exceeds 45% (reduced to 35% at any time on or after February 12, 2026).

The 2025 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, if any, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause with respect to James P. Labe and Sajal K. Srivastava. As of December 31, 2025, the Company was in compliance with all covenants under the 8.11% 2028 Notes.
The 8.11% 2028 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.5 million of deferred issuance cost as of December 31, 2025, which is amortized and expensed over the three-year term of the 2028 Notes based on an effective yield method. As of December 31, 2025, the fair value of the 8.11% 2028 Notes was $52.5 million, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of December 31, 2025 and December 31, 2024:

Liability (in thousands)	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$95,000	$95,000	$—	$—	$5,000	$5,000
2025 Notes, net(1)	—	—	—	—	—	—	70,269	70,269
2026 Notes, net(2)	—	—	202,017	202,017	—	—	194,301	194,301
2027 Notes, net(3)	—	—	123,832	123,832	—	—	118,425	118,425
2028 Notes, net(4)	—	—	51,964	51,964	—	—	—	—
Total	$—	$—	$472,813	$472,813	$—	$—	$387,995	$387,995
_______________
(1)Net of debt issuance costs as of December 31, 2024 of $0.1 million.
(2)Net of debt issuance costs as of December 31, 2025 and December 31, 2024 of $0.1 million and $0.5 million, respectively.
(3)Net of debt issuance costs as of December 31, 2025 and December 31, 2024 of $0.3 million and $0.6 million, respectively.
(4)Net of debt issuance costs as of December 31, 2025 of $0.5 million.

Note 7. Commitments and Contingencies
Commitments
As of December 31, 2025 and December 31, 2024, the Company’s unfunded commitments totaled $260.4 million to 25 portfolio companies and $104.5 million to 14 portfolio companies, respectively, of which $50.7 million and $9.1 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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
The following table shows the Company’s unfunded commitments by portfolio company as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Etched.AI, Inc.	$25,500	$—	$—	$—
Eightfold AI Inc.	25,000	63	—	—
Incode Technologies, Inc.	25,000	433	—	—
Project Affinity, Inc.	25,000	108	5,500	61
ThoughtSpot, Inc.	25,000	425	—	—
Bidgely Inc.	20,000	72	—	—
Rudderstack, Inc.	20,000	98	—	—
Branch Messenger, Inc.	16,933	—	—	—
Pair Team, PBC	14,400	33	—	—
Minted, Inc.	14,286	—	8,500	—
Simpplr Inc.	12,500	203	—	—
Bitonic Technology Labs, Inc.	11,750	43	—	—
Hover Inc.	6,000	60	4,000	40
Muon Space, Inc.	4,264	93	10,000	155
Ao1 Holdings Inc.	3,633	55	11,003	104
Lively, Inc.	3,250	63	—	—
Hydrow, Inc.	1,410	—	543	—
Planhub Holdings, LLC	1,313	—	—	—
All Inspire Health, Inc.	1,000	27	—	—
Encharge AI, Inc.	1,000	28	—	—
Signal Advisors USA, Inc.	966	—	—	—
Equafin Corp.	877	4	—	—
Panorama Education, Inc.	600	—	4,280	—
FlashParking, Inc.	500	2	500	2
Parry Labs, LLC	267	—	500	4
Activehours, Inc. (d/b/a Earnin)	—	—	15,000	61
Corelight, Inc.	—	—	9,000	301
Cresta Intelligence Inc.	—	—	10,000	33
Eridu Corporation	—	—	—	—
FabFitFun, Inc.	—	—	—	—
Ocrolus Inc.	—	—	2,856	37
Overtime Sports Inc.	—	—	22,858	122
Total	$260,449	$1,810	$104,540	$920
_______________
(1)Does not include a $0.3 million of backlog of potential future commitments as of December 31, 2025. The Company did not have any backlog of potential future commitments and December 31, 2024. Refer to the “Backlog of Potential Future Commitments” below.
The table above also shows the fair value of the Company’s unfunded commitment liability totaling $1.8 million and $0.9 million as of December 31, 2025 and December 31, 2024, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.

These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the years ended December 31, 2025 and 2024:

Commitments Activity (in thousands)	For the Year Ended December 31,
	2025	2024
Unfunded commitments at beginning of period(1)	$104,540	$118,111
New commitments(1)	508,142	174,976
Fundings	(287,109)	(135,117)
Expirations / Terminations	(64,791)	(53,430)
Unfunded commitments and backlog of potential future commitments at end of period	$260,782	$104,540
Backlog of potential future commitments	333	—
Unfunded commitments at end of period	$260,449	$104,540
_______________
(1)Includes backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of December 31, 2025 and December 31, 2024:

Unfunded Commitments(1) (in thousands)	December 31, 2025	December 31, 2024
Dependent on milestones	$50,700	$9,100
Expiring during:
2025	$—	$83,617
2026	150,851	20,923
2027	83,131	—
2028	26,467	—
Unfunded commitments	$260,449	$104,540
_______________
(1)Does not include backlog of potential future commitments. Refer to the “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions to increase are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of December 31, 2025 the Company had a $0.3 million backlog of potential future commitments. As of December 31, 2024, the Company did not have any backlog of potential future commitments.

Note 8. Financial Highlights
The following table shows the financial highlights for the years ended December 31, 2025, 2024, 2023, 2022, and 2021:

Financial Highlights (in thousands, except per share data)	For the Year Ended December 31,
	2025	2024	2023	2022	2021
Per Share Data(1)
Net asset value at beginning of period	$8.61	$9.21	$11.88	$14.01	$12.97
Changes in net asset value due to:
Net investment income	1.05	1.40	2.07	1.94	1.33
Net realized gains (losses) on investments	0.16	(0.84)	(2.12)	(1.41)	(0.65)
Net change in unrealized gains (losses) on investments	(0.01)	0.23	(1.03)	(1.14)	1.81
Net increase (decrease) from capital share transactions(1)	—	0.01	0.01	0.03	—
Net realized losses on extinguishment of debt	—	—	—	—	(0.02)
Distributions from net investment income	(1.08)	(1.40)	(1.60)	(1.55)	(1.28)
Distributions from realized gains on investments	—	—	—	—	(0.16)
Distributions from return of capital	—	—	—	—	—
Net asset value at end of period	$8.73	$8.61	$9.21	$11.88	$14.01

Net investment income per share	$1.05	$1.40	$2.07	$1.94	$1.33
Net increase (decrease) in net assets resulting from operations per share	$1.22	$0.82	$(1.12)	$(0.61)	$2.47
Weighted average shares of common stock outstanding for period	40,276	39,101	35,706	32,690	30,936
Shares of common stock outstanding at end of period	40,491	40,137	37,620	35,348	31,011

Ratios / Supplemental Data
Net asset value at beginning of period	$345,687	$346,306	$419,940	$434,491	$400,435
Net asset value at end of period	$353,621	$345,687	$346,306	$419,940	$434,491
Average net asset value	$350,989	$354,715	$397,328	$438,165	$407,195
Stock price at end of period	$6.54	$7.38	$10.86	$10.43	$17.96

Total return based on net asset value per share(2)	20.1%	12.2%	(10.3)%	(3.3)%	19.9%
Total return based on stock price(3)	5.0%	(18.5)%	20.6%	(33.7)%	52.8%

Net investment income to average net asset value(4)	12.0%	15.4%	18.6%	14.5%	10.1%
Net increase (decrease) in net assets to average net asset value(4)	14.0%	9.0%	(10.0)%	(4.6)%	18.8%
Ratio of expenses to average net asset value(4)	13.9%	15.3%	16.0%	12.8%	11.4%
Operating expenses excluding incentive fees to average net asset value(4)	13.9%	15.3%	16.0%	11.2%	8.8%
Income incentive fees to average net asset value(4)	—%	—%	—%	1.5%	2.5%
Capital gains incentive fees to average net asset value	—%	—%	—%	—%	—%
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
(4)For the year ended December 31, 2025, excluding the income incentive fee waiver, the ratios of net investment income, net increase in net assets, ratio of expenses, operating expenses excluding incentive fees, and income incentive fees to average net asset value were 10.5%, 12.5%, 15.4%, 13.9% and 1.5%, respectively.

The following table shows the weighted average annualized portfolio yield on debt investments for the years ended December 31, 2025, 2024, 2023, 2022, and 2021:

Ratios (Percentages, on an annualized basis)(1)	For the Year Ended December 31,
	2025	2024	2023	2022	2021
Weighted average portfolio yield on debt investments(2)	13.7%	15.7%	15.4%	14.7%	13.7%
Coupon income	10.9%	12.1%	12.1%	10.8%	9.7%
Accretion of discount	0.9%	0.9%	0.9%	0.8%	0.9%
Accretion of end-of-term payments	1.2%	1.5%	1.7%	1.8%	1.5%
Impact of prepayments during the period	0.7%	1.2%	0.7%	1.3%	1.6%
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
Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the years ended December 31, 2025, 2024 and 2023:

Basic and Diluted Share Information (in thousands, except per share data)	For the Year Ended December 31,
	2025	2024	2023
Net investment income	$42,261	$54,548	$73,806
Net increase (decrease) in net assets resulting from operations	$49,207	$32,046	$(39,821)
Weighted average shares of common stock outstanding	40,276	39,101	35,706
Net investment income per share of common stock	$1.05	$1.40	$2.07
Net increase (decrease) in net assets resulting from operations per share of common stock	$1.22	$0.82	$(1.12)
Note 10.    Equity
Since inception through December 31, 2025, the Company issued 34,999,352 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, a registered follow-on offering in 2020 and a registered follow-on offering in 2022. The Company received net proceeds from these offerings of $488.1 million, net of the portion of the underwriting sales load and offering costs paid by the Company. Included in the $488.1 million of net proceeds from these offerings is $55.3 million in net proceeds from the Company’s issuance in August 2022 of an aggregate of 4,161,807 shares of common stock in a registered follow-on offering pursuant to an underwriting agreement by and among the Company, the Adviser and the Administrator, on the one hand, and Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in the underwriting agreement. 411,807 of the shares issued in August 2022 were issued pursuant to the underwriters’ option to purchase additional shares.
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
During the year ended December 31, 2025, the Company did not sell shares of common stock under the 2024 Sales Agreement. During the year ended December 31, 2024, the Company sold 2,126,711 shares of common stock under the 2022 Sales Agreement and the 2024 Sales Agreement. For the same period, the Company received total net proceeds of $19.4 million. As of December 31, 2025, $56.5 million in shares remained available for sale under the Current ATM Program.

The Company has adopted a dividend reinvestment plan for its stockholders, which is an “opt out” dividend reinvestment plan. Under this plan, if the Company declares a cash distribution to stockholders, the amount of such distribution is automatically reinvested (net of applicable withholding tax) in additional shares of common stock unless a stockholder specifically “opts out” of the dividend reinvestment plan. If a stockholder opts out, that stockholder receives cash distributions.
The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the years ended December 31, 2025, 2024, and 2023:

Issuance of Common Stock for the Year Ended December 31, 2025 (in thousands, except for per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2025 distribution reinvestment	3/31/2025	95	$633	$—	$—	$6.63
Second quarter 2025 distribution reinvestment	6/30/2025	91	605	—	—	$6.66
Third quarter 2025 distribution reinvestment	9/30/2025	76	417	—	—	$5.48
Fourth quarter 2025 distribution reinvestment	12/30/2025	92	558			$6.10
Total issuance		354	$2,213	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2024 (in thousands, except for per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2024 distribution reinvestment	3/29/2024	93	$828	$—	$—	$8.87
First quarter 2024 ATM offering(1)	3/12/2024	133	1,308	20	33	$9.88
Second quarter 2024 distribution reinvestment	6/28/2024	113	859	—	—	$7.63
Second quarter 2024 ATM offering	(2)	1,994	18,511	278	63	$9.28
Third quarter 2024 distribution reinvestment	9/30/2024	96	646	—	—	$6.71
Fourth quarter 2024 distribution reinvestment	12/27/2024	88	614	—	—	$6.94
Total issuance		2,517	$22,766	$298	$96
_______________
(1)Gross offering price per share represents the weighted average price per share issued on March 12, 2024 under the 2022 Sales Agreement.
(2)Gross offering price per share represents the weighted average price per share issued during the period from May 7, 2024 to June 10, 2024 under the 2024 Sales Agreement.

Issuance of Common Stock for the Year Ended December 31, 2023 (in thousands, except for per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2023 distribution reinvestment	3/31/2023	49	$566	$—	$—	$11.48
Second quarter 2023 distribution reinvestment	6/30/2023	49	553	—	—	$11.19
Third quarter 2023 distribution reinvestment	9/29/2023	76	751	—	—	$9.94
Third quarter 2023 ATM offering(1)	(1)	564	6,286	95	30	$11.15
Fourth quarter 2023 distribution reinvestment	12/29/2023	80	821	—	—	$10.32
Fourth quarter 2023 ATM offering(2)	(2)	1,454	15,445	232	118	$10.61
Total issuance		2,272	$24,422	$327	$148
_______________
(1)Gross offering price per share represents the weighted average price per share issued during the period from August 14, 2023 to September 18, 2023 under the 2022 Sales Agreement.
(2)Gross offering price per share represents the weighted average price per share issued during the period from November 16, 2023 to December 28, 2023 under the 2022 Sales Agreement.
The Company had 40,491,145 and 40,137,371 shares of common stock outstanding as of December 31, 2025 and December 31, 2024, respectively.
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

For the tax years ended December 31, 2025, 2024 and 2023, the Company was subject to a 4% U.S. federal excise tax and the Company may be subject to this tax in future years. In such cases, the Company is liable for the tax only on the amount by which the Company does not meet the foregoing distribution requirement. The character of income and gains that the Company distributes is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital. The Company incurred a non-deductible U.S. federal excise tax of $1.5 million, $1.6 million, and $1.5 million for the tax years ended December 31, 2025, 2024, and 2023, respectively.
The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to December 31, 2025. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2025, 2024, 2023, 2022, 2018 and 2017, distributions represent ordinary income as the Company's earnings equaled or exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
March 31, 2024	February 27, 2024	March 14, 2024	March 29, 2024	0.40
June 30, 2024	April 24, 2024	June 14, 2024	June 28, 2024	0.40
September 30, 2024	July 31, 2024	September 16, 2024	September 30, 2024	0.30
December 31, 2024	October 30, 2024	December 13, 2024	December 27, 2024	0.30
March 31, 2025	February 25, 2025	March 17, 2025	March 31, 2025	0.30
June 30, 2025	April 30, 2025	June 16, 2025	June 30, 2025	0.30
September 30, 2025	August 5, 2025	September 16, 2025	September 30, 2025	0.23
December 31, 2025	October 14, 2025	December 16, 2025	December 30, 2025	0.23
December 31, 2025	October 14, 2025	December 16, 2025	December 30, 2025	0.02	(3)
			Total cash distributions	$17.13
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 (commencement of operations) through March 31, 2014.
(2)Represents a special distribution.

(3)Represents a supplementary distribution.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the years ended December 31, 2025, 2024, and 2023, the Company recorded $1.5 million, $1.6 million, and $1.4 million, respectively, for an excise tax accrual. For the years ended December 31, 2025, 2024, and 2023, total distributions of $1.08 per share, $1.40 per share, and $1.60 per share were declared and paid, respectively, and represented distributions from ordinary income. No provision for income tax was recorded in the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, the Company estimated it had undistributed taxable earnings from net investment income of $42.3 million, or $1.04 per share. Since March 5, 2014 (commencement of operations) to December 31, 2025, total distributions of $17.13 per share have been paid.
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
Because U.S. federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their appropriate tax character. Permanent differences may also result from the change in the classification of short-term gains as ordinary income for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Also, recent tax legislation requires that certain income be recognized for tax purposes no later than when recognized for financial reporting purposes.
It is the Company’s intention to distribute 100% of its annual taxable income to its stockholders and thus, no provision for income tax has been recorded in the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.
In addition, during the years ended December 31, 2025 and 2024, the Company adjusted net assets for permanent differences between financial reporting and tax reporting. These differences relate to non-deductible excise taxes that were reclassified between the following components of net assets:

	For the Year Ended December 31,
(in thousands)	2025	2024
Paid-in capital in excess of par value	$(1,529)	$(1,562)
Undistributed net investment income	1,529	1,562
Realized gains (losses)	—	—
For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains, or a combination thereof. During the year ended December 31, 2025, the Company distributed $43.5 million through four regular quarterly distributions. During the year ended December 31, 2024, the Company distributed $55.0 million through four regular quarterly distributions. The tax character of distributions paid for the years ended December 31, 2025 and 2024 was $43.5 million and $55.0 million, respectively, from ordinary income. The Company expects to distribute $42.3 million of undistributed taxable income in 2026 to meet its intention of distributing all of its taxable income earned in the calendar year 2025. The amount of undistributed taxable income in the calendar year 2025 arises from $42.3 million of excess ordinary income. The Company distributed $43.4 million of undistributed taxable income in 2025 to meet its intention of distributing all of its taxable income earned in the calendar year 2024. The tax cost of investments is $802.3 million as of December 31, 2025. As of December 31, 2025 the Company has $184.4 million capital loss carryforwards available to offset future realized capital gains.

As of December 31, 2025 and 2024, the components of distributable earnings on a tax basis are as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024
Undistributed ordinary income	$42,306	$43,408
Capital gains/(losses) carryforward	(184,777)	(191,118)
Unrealized gains (losses)	(18,712)	(20,723)
Total	$(161,183)	$(168,433)
For the year ended December 31, 2025, the Company paid $1.5 million of U.S. federal excise tax and had $1.5 million accrued but unpaid U.S. federal excise tax as of the balance sheet date. For the year ended December 31, 2024, the Company paid $1.5 million of U.S. federal excise tax and had $1.6 million accrued but unpaid U.S. federal excise tax as of the balance sheet date.
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
Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2022-2025 federal tax years for the Company remain subject to examination by the Internal Revenue Service. The Company may remain subject to examination by the state taxing authorities for an additional year depending on the jurisdiction.
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
Note 14. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2025, except as discussed below.
7.50% 2028 Notes
On February 27, 2026, the Company entered into a Master Note Purchase Agreement (the “2026 Master Note Purchase Agreement”) governing the issuance of $75,000,000 in aggregate principal amount of senior unsecured notes due February 27, 2028 with a fixed interest rate of 7.50% per year (the “7.50% 2028 Notes”) to a qualified institutional investor in a private placement. The 7.50% 2028 Notes were delivered and paid for on February 27, 2026, and will mature on February 27, 2028, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms. On March 2, 2026, the Company used the net proceeds from the offering of the 7.50% 2028 Notes, together with borrowings under the Credit Facility and cash on hand, to repay in full, at maturity, the $200.0 million in outstanding aggregate principal amount of the 2026 Notes, along with accrued and unpaid interest on the 2026 Notes.
Interest on the 7.50% 2028 Notes will be due quarterly on February 27, May 27, August 27 and November 27 of each year, beginning on May 27, 2026. The 7.50% 2028 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 7.50% 2028 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 7.50% 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The 2026 Master Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens and restricted payments. In addition, the 2026 Master Note Purchase Agreement contains the following financial covenants: (1) a minimum asset coverage ratio of 1.50 to 1.00; and (2) maintenance of minimum stockholders’ equity to not be less than the greater of (a) $230,800,000 and (b) $230,800,000, plus 25% of the net cash proceeds of the sale of Equity Interests (as defined in the 2026 Master Note Purchase Agreement) on or after February 27, 2026 (other than proceeds of (x) sales of Equity Interests by and among the Company and its subsidiaries or (y) any distribution or dividend reinvestment plan) minus 25% of the aggregate amount paid or distributed to purchase common stock or Equity Interests in connection with a tender offer or otherwise and equity interests redeemed, bought back or purchased by the Company on or after the February 27, 2026.
In addition, in the event that a Below Investment Grade Event (as defined in the 2026 Master Note Purchase Agreement) occurs, the 7.50% 2028 Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the 7.50% 2028 Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the 2026 Master Note Purchase Agreement) occurs, the 7.50% 2028 Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the 7.50% 2028 Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Secured Debt Ratio Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the 7.50% 2028 Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the 7.50% 2028 Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The 2026 Master Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy.
The 7.50% 2028 Notes were offered in reliance on Section 4(a)(2) of Securities Act. The 7.50% 2028 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
Distribution
On February 27, 2026, the Board declared a $0.23 per share regular quarterly distribution payable on March 31, 2026 to stockholders of record at the close of business on March 17, 2026.
Recent Portfolio Activity
From January 1, 2026 through March 3, 2026, the Company funded $14.5 million in new investments and received $23.6 million of principal prepayments. TPC’s direct originations platform entered into $155.7 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.

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
Management of the Company (with participation of the Chief Executive Officer and Chief Financial Officer) conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, which is set forth above under the heading “Reports of Independent Registered Public Accounting Firm” in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Fees and Expenses
The information in the following table is being provided to update, as of December 31, 2025, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-277680), declared effective by the SEC on April 18, 2024, as supplemented by the prospectus supplement relating to our Current ATM Program. The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K, or any filing under the Securities Act into which this Annual Report on Form 10-K is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.
Except as noted below, the following percentages were calculated based on actual expenses incurred in the year ended December 31, 2025 and net assets as of December 31, 2025, and do not include events occurring subsequent thereto. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission payable by us (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as a percentage of net assets attributable to common stock):
Base management fee payable under the Advisory Agreement	3.83%	(4)
Incentive fee payable under the Advisory Agreement (20% of net investment income and realized capital gains)	2.39%	(5)
Interest payments on borrowed funds	7.50%	(6)
Other expenses	2.44%	(7)
Total annual expenses	16.16%
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

(5)Assumes that annual incentive fees earned by our Adviser remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the year ended December 31, 2025 adjusted for any equity issuances. The incentive fee figures set forth in this table do not take into account any waiver of the quarterly income incentive fee, which waiver is in effect through the end of the fiscal year 2026. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable. Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since March 5, 2014. Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.
(6)“Interest payments on borrowed funds” represent our estimated annual interest payment, fees and credit facility expenses and are based on results of operations for the year ended December 31, 2025, including with respect to the Credit Facility, the 2026 Notes, the 2027 Notes and the 8.11% 2028 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board’s and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)“Other expenses” represent our estimated amounts for the current fiscal year, which are based upon the results of our operations for the year ended December 31, 2025, including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (1)	$138	$378	$578	$943
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized capital gains	$148	$401	$608	$971
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

Financial Highlights
The following table shows the financial highlights for the years ended December 31, 2025, 2024 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016. The most recent five years ended December 31, 2025, 2024, 2023, 2022, and 2021 have been audited. Refer to “Note 8. Financial Highlights” in the notes to the consolidated financial statements.

Financial Highlights (in thousands, except per share data)	For the Year Ended December 31, or as of December 31,
	2025	2024	2023	2022	2021
Per Share Data(1)(2)
Net asset value at beginning of period	$8.61	$9.21	$11.88	$14.01	$12.97
Changes in net asset value due to:
Net investment income	1.05	1.40	2.07	1.94	1.33
Net realized gains (losses) on investments	0.16	(0.84)	(2.12)	(1.41)	(0.65)
Net change in unrealized gains (losses) on investments	(0.01)	0.23	(1.03)	(1.14)	1.81
Net increase (decrease) from capital share transactions(2)	—	0.01	0.01	0.03	—
Net realized losses on extinguishment of debt	—	—	—	—	(0.02)
Distributions from net investment income	(1.08)	(1.40)	(1.60)	(1.55)	(1.28)
Distributions from realized gains on investments	—	—	—	—	(0.16)
Distributions from return of capital	—	—	—	—	—
Net asset value at end of period	$8.73	$8.61	$9.21	$11.88	$14.01

Net investment income per share	$1.05	$1.40	$2.07	$1.94	$1.33
Net increase in net assets resulting from operations per share	$1.22	$0.82	$(1.12)	$(0.61)	$2.47
Weighted average shares of common stock outstanding for period	40,276	39,101	35,706	32,690	30,936
Shares of common stock outstanding at end of period	40,491	40,137	37,620	35,348	31,011

Ratios / Supplemental Data
Net asset value at beginning of period	$345,687	$346,306	$346,306	$434,491	$400,435
Net asset value at end of period	$353,621	$345,687	$346,306	$419,940	$434,491
Average net asset value	$350,989	$354,715	$397,328	$438,165	$407,195
Stock price at end of period	$6.54	$7.38	$10.86	$10.43	$17.96

Total return based on net asset value per share(3)	20.1%	12.2%	(10.3)%	(3.3)%	19.9%
Total return based on stock price(4)	5.0%	(18.5)%	20.6%	(33.7)%	52.8%

Net investment income to average net asset value	12.0%	15.4%	18.6%	14.5%	10.1%
Net increase (decrease) in net assets to average net asset value	14.0%	9.0%	(10.0)%	(4.6)%	18.8%
Ratio of expenses to average net asset value	13.9%	15.3%	16.0%	12.8%	11.4%
Operating expenses excluding incentive fees to average net asset value	13.9%	15.3%	16.0%	11.2%	8.8%
Income incentive fees to average net asset value	—%	—%	—%	1.5%	2.5%
Capital gains incentive fees to average net asset value	—%	—%	—%	—%	—%

Financial Highlights (in thousands, except per share data)	For the Year Ended December 31, or as of December 31,
	2020	2019	2018	2017	2016
Per Share Data(1)(2)
Net asset value at beginning of period	$13.34	$13.50	$13.25	$13.51	$14.21
Changes in net asset value due to:
Net investment income	1.57	1.54	1.71	1.61	1.42
Net realized gains (losses) on investments	0.28	(0.02)	0.08	(0.01)	(1.28)
Net change in unrealized gains (losses) on investments	(0.69)	(0.24)	(0.01)	(0.35)	0.55
Net increase (decrease) from capital share transactions(2)	0.01	—	0.01	—	0.05
Net realized losses on extinguishment of debt	—	—	—	(0.07)	—
Distributions from net investment income	(1.44)	(1.42)	(1.54)	(1.44)	(0.24)
Distributions from realized gains on investments	(0.10)	(0.02)	—	—	—
Distributions from return of capital	—	—	—	—	(1.20)
Net asset value at end of period	$12.97	$13.34	$13.50	$13.25	$13.51

Net investment income per share	$1.57	$1.54	$1.71	$1.61	$1.42
Net increase in net assets resulting from operations per share	$1.16	$1.28	$1.78	$1.18	$0.69
Weighted average shares of common stock outstanding for period	30,566	24,844	20,488	16,324	16,160
Shares of common stock outstanding at end of period	30,871	24,923	24,780	17,730	15,981

Ratios / Supplemental Data
Net asset value at beginning of period	$332,506	$334,531	$234,945	$215,863	$231,646
Net asset value at end of period	$400,435	$332,506	$334,531	$234,945	$215,863
Average net asset value	$408,182	$343,919	$275,889	$219,457	$218,881
Stock price at end of period	$13.04	$14.22	$10.89	$12.69	$11.78

Total return based on net asset value per share(3)	14.2%	9.5%	16.0%	9.6%	8.9%
Total return based on stock price(4)	7.7%	44.7%	(2.3)%	20.4%	12.9%

Net investment income to average net asset value(5)	11.7%	11.1%	12.7%	12.0%	10.5%
Net increase (decrease) in net assets to average net asset value(5)	8.6%	9.2%	13.3%	8.8%	5.1%
Ratio of expenses to average net asset value(5)	10.6%	10.2%	10.8%	11.5%	9.4%
Operating expenses excluding incentive fees to average net asset value(5)	8.5%	7.9%	7.6%	8.9%	8.1%
Income incentive fees to average net asset value(5)	2.1%	2.4%	3.2%	2.6%	1.3%
Capital gains incentive fees to average net asset value	—%	—%	0.0%	0.0%	—%
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
(5)For the year ended December 31, 2025, excluding the income incentive fee waiver, the ratios of net investment income, net increase in net assets, ratio of expenses, operating expenses excluding incentive fees, (presented on an annualized basis), and income incentive fees to average net asset value were 10.5%, 12.5%, 15.4%, 13.9% and 1.5%, respectively.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
We have adopted a code of business conduct and ethics that applies to directors, officers and employees of the Company. This code of ethics is published under the “Governance Documents” tab on our website at www.tpvg.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.
In addition, we have adopted Insider Trading Policies and Procedures (the “Insider Trading Policy”), which, among other things, govern the purchase, sale, and/or other disposition of the Company’s securities by the Company’s directors and officers, and which the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. The Insider Trading Policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accounting Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:
(b)Exhibits
    The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(2)

4.1	Specimen Stock Certificate(3)

4.2	Indenture between TriplePoint Venture Growth BDC Corp. and U.S. National Bank Association, as trustee, dated July 31, 2015(4)

4.3	Master Note Purchase Agreement, dated March 19, 2020, by and among TriplePoint Venture Growth BDC Corp. and the Purchasers party thereto(13)

4.4	First Supplement to Master Note Purchase Agreement, dated as of March 1, 2021, by and among TriplePoint Venture Growth BDC Corp. and the Additional Purchasers party thereto(14)

4.5	Form of 4.50% Series 2021A Senior Note, due March 1, 2026 (incorporated by reference to Exhibit 4.4 hereto)

4.6	Second Supplement to Master Note Purchase Agreement, dated as of February 28, 2022, by and among TriplePoint Venture Growth BDC Corp. and the Additional Purchasers party thereto(15)

4.7	Form of 5.00% Series 2022A Senior Note, due February 28, 2027 (incorporated by reference to Exhibit 4.6 hereto)

4.8	Note Purchase Agreement, dated January 23, 2025, by and among TriplePoint Venture Growth BDC Corp. and the Purchasers party thereto(22)

4.9	Form of 8.11% Senior Note, due February 12, 2028 (incorporated by reference to Exhibit 4.8 hereto)

4.10	Description of TriplePoint Venture Growth BDC Corp.’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934(*)

4.11	Master Note Purchase Agreement, dated February 27, 2026, by and among TriplePoint Venture Growth BDC Corp. and the Purchaser party thereto(27)

4.12	Form of 7.50% Series 2026 Senior Note, due February 27, 2028 (incorporated by reference to Exhibit 4.11 hereto)

10.1	Dividend Reinvestment Plan(5)

10.2	Investment Advisory Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Advisers LLC, dated February 18, 2014(6)

10.3	Administration Agreement between TriplePoint Venture Growth BDC Corp. and TPVG Administrator LLC, dated February 18, 2014(7)

10.4	License Agreement between TriplePoint Venture Growth BDC Corp. and TriplePoint Capital LLC, dated February 18, 2014(8)

10.5	Form of Indemnification Agreement between TriplePoint Venture Growth BDC Corp. and each of its directors and executive officers(9)

10.6
Loan Financing and Servicing Agreement, dated as of February 21, 2014, among TPVG Variable Funding Company LLC, as borrower, TriplePoint Venture Growth BDC Corp., individually and as collateral manager and as sole equity holder of the borrower, Vervent Inc., as backup collateral manager, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, Deutsche Bank Trust Company Americas, as paying agent, Computershare Trust Company, N.A. as custodian and the other agents parties thereto, as amended and conformed through Amendment No. 17 dated August 6, 2024(21)

10.7	Pledge Agreement between TriplePoint Venture Growth BDC Corp., TPVG Variable Funding Company LLC and Deutsche Bank AG, dated February 21, 2014(10)

10.8	Blocked Account Control Agreement between TPVG Variable Funding Company LLC, Deutsche Bank AG and U.S. Bank, National Association, dated February 21, 2014(11)

10.9	Securities Purchase Agreement, dated as of October 25, 2017, by and between TriplePoint Venture Growth BDC Corp. and James P. Labe, Sajal K. Srivastava, and Andrew J. Olson(12)

10.10	Sales Agreement, dated as of September 30, 2022, by and among TriplePoint Venture Growth BDC Corp., TriplePoint Advisers LLC, TriplePoint Administrator LLC and UBS Securities LLC(16)

10.11	Sales Agreement, dated as of May 2, 2024, by and among TriplePoint Venture Growth BDC Corp., TriplePoint Advisers LLC, TriplePoint Administrator LLC and the Sales Agent(20)

10.12	Custody Agreement, dated as of August 5, 2025, by and between TriplePoint Venture Growth BDC Corp. and Computershare Trust Company, N.A.(17)

10.13	Custodial Agreement, dated as of August 5, 2025, by and between TriplePoint Venture Growth BDC Corp. and Computershare Trust Company, N.A.(18)

10.14
Amendment No. 18 to Loan Financing and Servicing Agreement, dated as of November 25, 2025, among TPVG Variable Funding Company LLC, as borrower, TriplePoint Venture Growth BDC Corp., individually and as collateral manager, Deutsche Bank AG, New York Branch, as facility agent, and the lenders parties thereto(24)

19.1	Insider Trading Policies and Procedures(25)

21.1	List of Subsidiaries(26)

23.1	Consent of Deloitte & Touche LLP(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

97.1	Clawback Policy(19)

99.1	Report of Deloitte & Touche LLP on Senior Securities Table(*)

99.2	Amended Income Incentive Fee Waiver delivered to TriplePoint Venture Growth BDC Corp. by TriplePoint Advisers LLC, dated November 5, 2025(23)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(*)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(12)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on October 26, 2017.
(13)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 19, 2020.
(14)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 1, 2021.
(15)Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 1, 2022.
(16)Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01044) filed on September 30, 2022.
(17)Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01044) filed on August 6, 2025.
(18)Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01044) filed on August 6, 2025.
(19)Incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K (File No. 814-01044) filed on March 6, 2024.
(20)Incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on May 2, 2024.
(21)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on August 7, 2024.
(22)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on January 29, 2025.
(23)Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-Q (File No. 814-01044) filed on November 5, 2025.
(24)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on December 1, 2025.
(25)Incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K (File No. 814-01044) filed on March 5, 2025.
(26)Incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K (File No. 814-01044) filed on March 5, 2025.
(27)Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 814-01044) filed on March 2, 2026.
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

TriplePoint Venture Growth BDC Corp.
Date: March 4, 2026	By:	/s/ JAMES P. LABE
James P. Labe
Chief Executive Officer and Chairman
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 4, 2026.

	Signatures	Title	Date

By:	/s/ JAMES P. LABE	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
	James P. Labe		March 4, 2026

By:	/s/ MIKE L. WILHELMS	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)
	Mike L. Wilhelms		March 4, 2026

By:	/s/ SAJAL K. SRIVASTAVA	Chief Investment Officer, President and Director
	Sajal K. Srivastava		March 4, 2026

By:	/s/ GILBERT E. AHYE	Director
	Gilbert E. Ahye		March 4, 2026

By:	/s/ STEVEN P. BIRD	Director
	Steven P. Bird		March 4, 2026

By:	/s/ STEPHEN A. CASSANI	Director
	Stephen A. Cassani		March 4, 2026

By:	/s/ CYNTHIA M. FORNELLI	Director
	Cynthia M. Fornelli		March 4, 2026

By:	/s/ KATHERINE J. PARK	Director
	Katherine J. Park		March 4, 2026

By:	/s/ KIMBERLEY H. VOGEL	Director
	Kimberley H. Vogel		March 4, 2026