Form 10-Q
period 2026-09-30
TriplePoint Venture Growth BDC Corp.
filed 2026-11-04
CIK 1580345

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
2735 Sand Hill Road, Suite 100, Menlo Park, California 94025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No    ☒
There were 40,842,783 shares of the Registrant’s common stock outstanding as of November 4, 2026.

TRIPLEPOINT VENTURE GROWTH BDC CORP.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets	(unaudited)
Investments at fair value
Non-controlled/unaffiliated investments (amortized cost of $733,040 and $804,090, respectively)	$701,650	$767,304
Non-controlled/affiliated investments (amortized cost of $16,273 and $16,273, respectively)	15,691	16,240
Total Investments at fair value (amortized cost of $749,313 and $820,363, respectively)	717,341	783,544
Cash and cash equivalents	17,607	20,364
Restricted cash	393	27,003
Deferred credit facility costs	3,695	4,643
Prepaid expenses and other assets	10,613	4,095
Total assets	$749,649	$839,649

Liabilities
Revolving Credit Facility	$150,000	$95,000
2026 Notes, net of unamortized debt issuance costs of $— and $75, respectively	—	199,925
2027 Notes, net of unamortized debt issuance costs of $118 and $329, respectively	124,882	124,671
8.11% 2028 Notes, net of unamortized debt issuance costs of $333 and $516, respectively	49,667	49,484
7.50% 2028 Notes, net of unamortized debt issuance costs of $202 and $—, respectively	74,798	—
Base management fee payable	3,564	3,581
Income incentive fee payable	—	—
Other accrued expenses and liabilities	6,818	13,367
Total liabilities	$409,729	$486,028
Commitments and Contingencies (Note 7)

Net assets
Preferred stock, par value $0.01 per share (50,000 shares authorized; no shares issued and outstanding, respectively)	$—	$—
Common stock, par value $0.01 per share	408	405
Paid-in capital in excess of par value	516,037	514,399
Total distributable earnings (loss)	(176,525)	(161,183)
Total net assets	$339,920	$353,621
Total liabilities and net assets	$749,649	$839,649

Shares of common stock outstanding (par value $0.01 per share and 450,000 authorized)	40,843	40,491
Net asset value per share	$8.32	$8.73

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income
Interest income from investments	$17,569	$17,348	$55,160	$52,430
Payment-in-kind interest income	2,462	4,796	8,996	13,803
Other income
Expirations/terminations of unfunded commitments	17	61	562	517
Other fees	125	451	375	1,636
Total investment and other income	20,173	22,656	65,093	68,386

Operating expenses
Base management fee	3,564	3,359	10,771	9,952
Income incentive fee	—	2,062	3,161	3,321
Interest expense and amortization of fees	7,871	6,770	24,020	19,874
Administration Agreement expenses	740	649	2,182	1,880
General and administrative expenses	1,062	1,193	3,085	3,226
Total operating expenses before Income incentive fee waiver	13,237	14,033	43,219	38,253
Income incentive fee waiver	—	(2,062)	(3,161)	(3,321)
Total operating expenses net of Income incentive fee waiver	13,237	11,971	40,058	34,932
Net investment income before excise taxes	6,936	10,685	25,035	33,454
Excise tax expense	(350)	(375)	(990)	(1,131)
Net investment income after excise taxes	6,586	10,310	24,045	32,323

Net realized and unrealized gains/(losses)
Net realized gains (losses) on investments:
Non-controlled/unaffiliated investments	(26,421)	(704)	(13,778)	1,517
Non-controlled/affiliated investments	—	—	—	—
Net change in unrealized gains (losses) on investments:
Non-controlled/unaffiliated investments	18,211	5,627	5,395	7,255
Non-controlled/affiliated investments	(90)	—	(549)	—
Net realized and unrealized gains/(losses)	(8,300)	4,923	(8,932)	8,772

Net increase (decrease) in net assets resulting from operations	$(1,714)	$15,233	$15,113	$41,095

Per share information (basic and diluted)
Net increase (decrease) in net assets per share	$(0.04)	$0.38	$0.37	$1.02
Weighted average shares of common stock outstanding	40,711	40,325	40,602	40,233

Regular distributions declared per share	$0.23	$0.23	$0.69	$0.83
Supplemental distributions declared per share	0.12	—	0.12	—
Total distributions declared per share	$0.35	$0.23	$0.81	$0.83

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

			Paid-in capital in excess of par value	Total distributable earnings (loss)	Net assets
	Common stock
	Shares	Par value
Balance as of June 30, 2025	40,324	$403	$514,956	$(166,682)	$348,677
Net increase (decrease) in net assets resulting from operations	—	—	—	15,233	15,233
Distributions reinvested in common stock	76	1	416	—	417
Distributions from distributable earnings	—	—	—	(9,274)	(9,274)
Balance as of September 30, 2025	40,400	$404	$515,372	$(160,723)	$355,053

Balance as of June 30, 2026	40,710	$407	$515,424	$(163,006)	$352,825
Net increase (decrease) in net assets resulting from operations	—	—	—	(1,714)	(1,714)
Distributions reinvested in common stock	133	1	613	—	614
Distributions from distributable earnings	—	—	—	(11,805)	(11,805)
Balance as of September 30, 2026	40,843	$408	$516,037	$(176,525)	$339,920

Balance as of December 31, 2024	40,137	$401	$513,719	$(168,433)	$345,687
Net increase (decrease) in net assets resulting from operations	—	—	—	41,095	41,095
Distributions reinvested in common stock	263	3	1,653	—	1,656
Distributions from distributable earnings	—	—	—	(33,385)	(33,385)
Balance as of September 30, 2025	40,400	$404	$515,372	$(160,723)	$355,053

Balance as of December 31, 2025	40,491	$405	$514,399	$(161,183)	$353,621
Net increase (decrease) in net assets resulting from operations	—	—	—	15,113	15,113
Distributions reinvested in common stock	352	3	1,638	—	1,641
Distributions from distributable earnings	—	—	—	(30,455)	(30,455)
Balance as of September 30, 2026	40,843	$408	$516,037	$(176,525)	$339,920

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$15,113	$41,095
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Fundings and purchases of investments	(75,133)	(198,001)
Principal payments and proceeds from investments	147,279	105,805
Payment-in-kind interest on investments	(8,996)	(13,803)
Net change in unrealized (gains) losses on investments	(4,846)	(7,255)
Net realized (gains) losses on investments	13,778	(1,517)
Amortization and (accretion) of premiums and discounts, net	(3,277)	(4,010)
(Accretion) reduction of end-of-term payments, net of prepayments	(2,603)	(3,432)
Amortization of debt fees and issuance costs	1,587	1,961
Change in operating assets and liabilities:
Prepaid expenses and other assets	(6,518)	(1,565)
Base management fee payable	(17)	(49)
Income incentive fee payable	—	—
Other accrued expenses and liabilities	(6,549)	(6,852)
Net cash (used in) provided by operating activities	69,818	(87,623)
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	113,000	90,000
Repayments under revolving credit facility	(58,000)	—
Distributions paid	(28,814)	(31,729)
Deferred credit facility costs	(93)	(20)
Proceeds from issuance of 8.11% 2028 Notes	—	50,000
Debt issuance costs	(278)	(740)
Proceeds from issuance of 7.50% 2028 Notes	75,000	—
Repayment of 2025 Notes	—	(70,000)
Repayment of 2026 Notes	(200,000)	—
Net cash provided by (used in) financing activities	(99,185)	37,511
Net change in cash, cash equivalents and restricted cash	(29,367)	(50,112)
Cash, cash equivalents and restricted cash at beginning of period	47,367	78,727
Cash, cash equivalents and restricted cash at end of period	$18,000	$28,615

	For the Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents	$17,607	$20,033
Restricted cash	393	8,582
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$18,000	$28,615

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$26,170	$21,602
Distributions reinvested	1,641	1,656
Excise tax paid	1,529	1,562

See accompanying notes to consolidated financial statements.

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of September 30, 2026
Portfolio Company	Type of Investment	Acquisition Date(11)	Outstanding Principal	Cost(5)	Fair Value	Maturity Date

Debt Investments

Aerospace and Defense
Parry Labs, LLC	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 5.00% EOT payment)	12/20/2024	$19,500	$19,815	$19,815	12/1/2028
	Revolver (Prime + 2.50% interest rate, 10.25% floor, 3.00% EOT payment)(2)	3/12/2025	—	—	—	12/20/2026
Total Aerospace and Defense - 5.83%*			19,500	19,815	19,815

Business Applications Software
Arcadia Power, Inc.	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	5/6/2022	2,902	3,081	3,111	11/30/2026
	Growth Capital Loan (11.75% interest rate, 7.75% EOT payment)	6/29/2022	7,000	7,492	7,487	12/31/2026
			9,902	10,573	10,598
FlashParking, Inc.	Growth Capital Loan (Prime + 1.75% cash interest rate + 2.50% PIK interest, 12.75% floor)	6/26/2024	21,181	21,089	21,089	6/1/2027
Radar Labs, Inc.	Growth Capital Loan (Prime + 2.15% interest rate, 9.50% floor, 2.25% EOT payment)	9/30/2025	11,000	11,028	11,028	9/1/2028
Total Business Applications Software - 12.57%*			42,083	42,690	42,715

Business Products and Services
Muon Space, Inc.	Growth Capital Loan (Prime + —% interest rate, 7.00% floor, 6.00% EOT payment)	5/30/2025	1,154	1,239	1,256	11/1/2027
	Growth Capital Loan (Prime + —% interest rate, 7.00% floor, 6.00% EOT payment)	8/12/2025	1,230	1,289	1,290	2/1/2028
	Growth Capital Loan (Prime + —% interest rate, 7.00% floor, 6.00% EOT payment)	11/12/2025	1,026	1,054	1,055	5/1/2028
	Growth Capital Loan (Prime + —% interest rate, 7.00% floor, 6.00% EOT payment)	2/18/2026	2,787	2,816	2,807	8/1/2028
	Growth Capital Loan (Prime + —% interest rate, 7.00% floor, 6.00% EOT payment)	5/14/2026	831	829	827	11/1/2028
			7,028	7,227	7,235
Quick Commerce Ltd(1)(3)	Growth Capital Loan (6.00% PIK interest, 7.50% EOT payment)(2)	5/4/2022	12,578	11,663	8,782	12/31/2028
	Growth Capital Loan (6.00% PIK interest, 7.50% EOT payment)(2)	10/19/2023	1,198	1,111	838	12/31/2028
			13,776	12,774	9,620
Total Business Products and Services - 4.96%*			20,804	20,001	16,855

Business/Productivity Software
Ao1 Holdings, Inc.	Growth Capital Loan (Prime + 1.00% interest rate, 7.75% floor, 3.00% EOT payment)	12/13/2024	2,407	2,484	2,462	12/1/2027
	Growth Capital Loan (Prime + 2.25% interest rate, 9.00% floor, 3.50% EOT payment)(2)	1/8/2026	3,633	3,635	3,575	1/1/2029
			6,040	6,119	6,037
Bitonic Technology Labs, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 2.75% EOT payment)	8/1/2025	11,250	11,285	11,285	8/1/2029
	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 2.75% EOT payment)	2/10/2026	3,750	3,740	3,740	2/1/2030
			15,000	15,025	15,025
Forum Brands, LLC	Growth Capital Loan (12.00% PIK interest, 5.48% EOT payment)(2)	6/1/2025	15,421	16,101	14,120	5/1/2027
	Growth Capital Loan (12.00% PIK interest, 5.48% EOT payment)(2)	6/1/2025	19,300	20,093	17,693	5/1/2027
	Growth Capital Loan (Prime + 5.75% PIK interest, 13.25% floor, 4.52% EOT payment)(2)	6/1/2025	3,970	4,063	3,653	5/1/2027
	Growth Capital Loan (12.00% PIK interest)(2)	6/1/2025	2,693	2,692	2,467	5/1/2027
	Convertible Note (12.00% PIK interest)(2)	8/8/2025	2	2	2	5/1/2027
			41,386	42,951	37,935
Haus Analytics Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.75% floor, 2.50% EOT payment)	5/15/2026	83	82	82	5/1/2030

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of September 30, 2026
Portfolio Company	Type of Investment	Acquisition Date(11)	Outstanding Principal	Cost(5)	Fair Value	Maturity Date

HeyAutofill, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.25% floor, 4.00% EOT payment)(2)	8/28/2026	$400	$394	$394	8/1/2028
Incode Technologies, Inc.	Growth Capital Loan (Prime + 5.50% interest rate, 12.25% floor, 5.00% EOT payment)	3/12/2026	11,500	11,241	11,222	3/1/2030
	Growth Capital Loan (Prime + 5.50% interest rate, 12.25% floor, 5.00% EOT payment)	5/20/2026	11,500	11,206	11,190	5/1/2030
			23,000	22,447	22,412
PlanHub, Inc.	Growth Capital Loan (SOFR + 7.40% interest rate, 8.15% floor)(12)(13)	9/9/2025	26,250	25,887	25,887	8/23/2031
	Growth Capital Loan (SOFR + 5.33% interest rate, 6.08% floor)(2)(12)	11/28/2025	750	740	740	8/23/2031
			27,000	26,627	26,627
Sonatus, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 10.50% floor, 4.00% EOT payment)	12/23/2025	15,000	14,724	14,724	12/1/2029
Total Expert Inc.	Growth Capital Loan (Prime + 2.15% interest rate, 9.65% floor, 3.00% EOT payment)	9/29/2025	22,500	22,192	22,192	9/1/2029
Total Business/Productivity Software - 42.78%*			150,409	150,561	145,428

Computer Hardware
Eridu Corporation	Growth Capital Loan (Prime + 3.50% interest rate, 11.00% floor, 5.00% EOT payment)	12/31/2025	1,000	1,002	1,002	12/1/2028
Vergesense Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 11.00% floor, 3.50% EOT payment)	3/31/2026	500	494	494	9/1/2029
Total Computer Hardware - 0.44%*			1,500	1,496	1,496

Consumer Products and Services
FitOn Inc.	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	2/29/2024	8,889	8,953	8,953	8/1/2027
	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	3/8/2024	1,111	1,118	1,118	9/1/2027
	Growth Capital Loan (Prime + 4.00% interest rate, 11.25% floor, 2.00% EOT payment)	6/28/2024	1,000	1,002	1,002	12/1/2027
			11,000	11,073	11,073
Flink SE(1)(3)	Growth Capital Loan (9.75% cash interest, 6.75% EOT payment)(2)	7/5/2022	14,409	14,980	12,067	8/31/2028
	Growth Capital Loan (9.75% cash interest, 6.75% EOT payment)(2)	10/21/2022	14,409	14,947	12,067	8/31/2028
			28,818	29,927	24,134
Frubana Inc.(1)(3)(6)	Growth Capital Loan (Prime + 6.25% interest rate, 9.75% floor, 5.00% EOT payment)(2)	1/25/2023	99	103	33	1/31/2027
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 6.00% EOT payment)(2)	4/3/2023	2,514	2,761	844	10/31/2026
	Growth Capital Loan (Prime + 8.00% interest rate, 11.50% floor, 7.50% EOT payment)(2)	10/3/2023	6,822	6,917	2,291	10/31/2026
			9,435	9,781	3,168
Hydrow, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 11.25% floor, 9.00% EOT payment)	12/30/2024	16,657	17,541	11,199	12/1/2027
	Revolver (Prime + 2.00% interest rate, 9.75% floor, 7.00% EOT payment)(2)	12/30/2024	8,725	8,725	6,087	12/31/2026
			25,382	26,266	17,286
JOKR S.à r.l.(1)(3)	Growth Capital Loan (8.70% cash interest rate + 5.80% PIK interest, 18.00% EOT payment)(2)	11/3/2021	3,216	3,540	2,988	1/1/2028
	Growth Capital Loan (10.95% cash interest rate + 7.30% PIK interest, 18.00% EOT payment)(2)	8/17/2022	1,267	1,362	1,175	1/1/2028
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 5.00% EOT payment)(2)	11/2/2021	529	561	531	12/31/2027
			5,012	5,463	4,694
Nakdcom One World AB(1)(3)(6)(14)	Growth Capital Loan (12.00% PIK interest)(2)	12/30/2025	130	119	115	12/31/2028
Project 1920, Inc.(6)	Growth Capital Loan (Prime + 6.25% interest rate, 9.50% floor, 6.50% EOT payment)(2)	3/25/2022	1,927	1,973	419	3/31/2025
	Revolver (Prime + 5.75% interest rate, 9.00% floor, 2.00% EOT payment)(2)	3/25/2022	2,100	2,142	456	3/25/2024
			4,027	4,115	875

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of September 30, 2026
Portfolio Company	Type of Investment	Acquisition Date(11)	Outstanding Principal	Cost(5)	Fair Value	Maturity Date

MA Micro Limited(1)(3)	Convertible Note(2)(7)	12/31/2023	$4,166	$2,712	$1,096	12/31/2028
	Growth Capital Loan(2)(7)	12/31/2023	4,166	1,442	831	12/31/2026
			8,332	4,154	1,927
Total Consumer Products and Services - 18.61%*			92,136	90,898	63,272

Communication Software
Simpplr Inc.	Growth Capital Loan (Prime + 2.00% interest rate, 9.50% floor, 4.50% EOT payment)	12/2/2025	3,125	3,104	3,103	12/1/2029
	Growth Capital Loan (Prime + 2.00% interest rate, 9.50% floor, 4.50% EOT payment)	4/1/2026	12,500	12,343	12,314	4/1/2030
Total Communication Software - 4.54%*			15,625	15,447	15,417

Consumer Retail
Savage X, Inc.	Growth Capital Loan (Prime + 8.25% interest rate, 15.75% floor, 7.50% EOT payment)	5/15/2024	500	488	479	6/26/2028
	Growth Capital Loan (Prime + 8.25% interest rate, 15.75% floor, 7.50% EOT payment)	5/15/2024	2,000	1,852	1,852	6/26/2028
	Growth Capital Loan (Prime + 8.25% interest rate, 15.75% floor, 7.50% EOT payment)	5/15/2024	3,750	3,472	3,472	6/26/2028
Total Consumer Retail - 1.71%*			6,250	5,812	5,803

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Growth Capital Loan (Prime + 7.00% interest rate, 13.00% floor, 6.75% EOT payment)	9/29/2021	10,150	10,210	10,399	7/30/2027
Fabletics, Inc.	Growth Capital Loan (9.00% PIK interest, 2.50% EOT payment)(2)	4/25/2024	4,411	4,173	4,173	4/25/2029
Minted, Inc.	Growth Capital Loan (Prime + 4.25% interest rate, 11.00% floor, 4.00% EOT payment)	6/30/2025	17,857	18,097	18,093	6/1/2029
	Revolver (Prime + 2.50% interest rate, 9.25% floor)(2)	6/30/2025	—	—	—	12/30/2027
			17,857	18,097	18,093
Outfittery GMBH(1)(3)	Growth Capital Loan (5.50% cash interest rate + 5.50% PIK interest, 14.73% EOT payment)(2)	1/1/2021	31,940	35,232	25,930	1/1/2030
	Revolver (4.50% cash interest rate + 4.50% PIK interest, 7.53% EOT payment)(2)	1/1/2021	4,877	5,152	4,421	1/1/2030
	Revolver (4.50% cash interest rate + 4.50% PIK interest, 9.00% EOT payment)(2)	12/28/2022	2,757	2,933	2,589	1/1/2030
			39,574	43,317	32,940
Trendly, Inc.	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 15.50% EOT payment)	5/27/2021	19,500	21,622	17,927	3/31/2029
	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 15.50% EOT payment)	6/7/2022	3,000	3,296	2,758	3/31/2029
	Growth Capital Loan (Prime + 7.75% interest rate, 15.75% floor, 15.50% EOT payment)	6/7/2022	5,500	6,053	5,056	3/31/2029
			28,000	30,971	25,741
Total E-Commerce - Clothing and Accessories - 26.87%*			99,992	106,768	91,346

Educational/Training Software
Panorama Education, Inc.	Growth Capital Loan (Prime + 3.75% interest rate, 10.50% floor, 6.25% EOT payment)	4/24/2026	10,000	9,842	9,842	9/1/2028
	Revolver (Prime + 2.75% interest rate, 9.50% floor, 5.00% EOT payment)(2)	5/22/2026	—	—	—	8/31/2028
Total Educational/Training Software - 2.90%*			10,000	9,842	9,842

Entertainment
Luminary Roli Limited(1)(3)	Growth Capital Loan(2)(7)	8/31/2021	35,492	29,530	2,417	8/31/2026
Mind Candy Limited(1)(3)(6)	Growth Capital Loan (12.00% PIK interest)(2)	6/25/2014	26,240	21,222	10,758	12/31/2025
	Growth Capital Loan (9.00% PIK interest)(2)	3/17/2020	1,694	1,444	694	12/31/2025
	Growth Capital Loan (9.00% PIK interest)(2)	12/21/2020	1,580	1,347	648	12/31/2025
			29,514	24,013	12,100
Total Entertainment - 4.27%*			65,006	53,543	14,517

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of September 30, 2026
Portfolio Company	Type of Investment	Acquisition Date(11)	Outstanding Principal	Cost(5)	Fair Value	Maturity Date

Financial Software
Branch Messenger, Inc.	Revolver (Prime + 3.25% interest rate, 10.75% floor, 2.00% EOT payment)	5/2/2025	$5,073	$5,073	$5,161	9/30/2027
Ocrolus, Inc.	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 6.00% EOT payment)	8/14/2024	6,774	7,025	6,827	2/1/2028
	Growth Capital Loan (Prime + 2.50% interest rate, 9.75% floor, 6.00% EOT payment)	4/22/2025	2,759	2,821	2,767	10/1/2028
			9,533	9,846	9,594
Signal Advisors USA, Inc.	Revolver (Prime + 1.75% interest rate, 7.75% floor, 1.35% EOT payment)(2)	12/23/2025	133	133	133	9/26/2028
Total Financial Software - 4.38%*			14,739	15,052	14,888

Healthcare Services
Pair Team, PBC	Convertible Note (6.00% interest rate)(2)	11/24/2025	400	400	400	11/17/2028
	Growth Capital Loan (Prime + 1.00% interest rate, 8.50% floor, 3.25% EOT payment)	12/5/2025	1,600	1,616	1,616	6/1/2028
Total Healthcare Services - 0.59%*			2,000	2,016	2,016

Healthcare Technology Systems
Lively, Inc.	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 1.50% EOT payment)	12/1/2025	3,250	3,212	3,212	12/1/2029
	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 1.50% EOT payment)	12/1/2025	3,250	3,212	3,212	12/1/2029
	Growth Capital Loan (Prime + 3.25% interest rate, 10.75% floor, 1.50% EOT payment)	12/1/2025	3,250	3,212	3,212	12/1/2029
Total Healthcare Technology Systems - 2.83%*			9,750	9,636	9,636

Information Services (B2C)
Sandbox VR, Inc.	Growth Capital Loan (Prime + 3.50% interest rate, 10.50% floor, 1.50% EOT payment)	12/16/2025	1,377	1,384	1,384	10/1/2027
	Growth Capital Loan (Prime + 5.25% interest rate, 12.25% floor, 4.00% EOT payment)	12/16/2025	9,900	9,866	9,866	10/1/2029
Total Information Services (B2C) - 3.31%*			11,277	11,250	11,250

Insurance
Bestow Inc.	Growth Capital Loan (Prime + 2.25% interest rate, 8.25% floor, 3.50% EOT payment)	5/2/2025	9,000	9,095	9,095	5/1/2029
	Growth Capital Loan (Prime + 3.15% interest rate, 9.15% floor, 3.50% EOT payment)	5/2/2025	22,000	22,230	22,230	5/1/2029
Total Insurance - 9.22%*			31,000	31,325	31,325

Network Management Software
Skyflow, Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.75% floor, 3.50% EOT payment)	4/8/2026	394	391	374	4/1/2030
	Growth Capital Loan (Prime + 3.00% interest rate, 9.75% floor, 3.50% EOT payment)(2)	5/21/2026	28	28	27	5/1/2030
	Growth Capital Loan (Prime + 3.00% interest rate, 9.75% floor, 3.50% EOT payment)(2)	8/3/2026	37	36	36	8/1/2030
	Growth Capital Loan (Prime + 3.00% interest rate, 9.75% floor, 3.50% EOT payment)(2)	9/30/2026	41	41	41	9/1/2030
			500	496	478
Synack, Inc.	Growth Capital Loan (Prime + 2.85% interest rate, 9.85% floor, 1.00% EOT payment)	12/30/2025	9,000	8,898	8,898	12/1/2028
Total Network Management Software - 2.76%*			9,500	9,394	9,376

Multimedia and Design Software
Hover Inc.	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/10/2024	16,000	16,388	16,388	3/31/2029
	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	9/12/2025	2,000	1,988	1,988	3/31/2030
	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	2/19/2026	2,000	1,971	1,971	8/31/2030
	Growth Capital Loan (Prime + 3.00% interest rate, 9.50% floor, 6.00% EOT payment)	2/19/2026	1,600	1,576	1,576	8/31/2030
Total Multimedia and Design Software - 6.45%*			21,600	21,923	21,923

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of September 30, 2026
Portfolio Company	Type of Investment	Acquisition Date(11)	Outstanding Principal	Cost(5)	Fair Value	Maturity Date

Other Financial Services
Communify Group, LLC	Growth Capital Loan (SOFR + 7.50% interest rate, 8.50% floor)(12)(13)	6/10/2026	$5,995	$5,863	$5,863	6/10/2031
Jerry Services, Inc.	Growth Capital Loan (10.50% interest rate, 1.50% EOT payment)	11/14/2025	20,000	20,066	20,269	5/1/2029
Monzo Bank Limited(1)(3)	Growth Capital Loan (12.00% interest rate)(2)	3/8/2021	7,035	7,025	6,948	3/8/2031
Total Other Financial Services - 9.73%*			33,030	32,954	33,080

Semiconductors
Etched.AI, Inc.	Revolver (Prime + 4.00% interest rate, 10.75% floor)	4/10/2026	4,000	4,000	4,000	4/30/2028
Total Semiconductors - 1.18%*			4,000	4,000	4,000

Shopping Facilitators
Moda Operandi, Inc.	Growth Capital Loan (8.00% cash interest rate + 6.00% PIK interest, 11.55% EOT payment)(2)	8/16/2024	10,571	10,854	9,888	1/31/2029
Total Shopping Facilitators - 2.91%*			10,571	10,854	9,888

Total Debt Investments - 168.83%*			$670,772	$665,277	$573,888

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of September 30, 2026
Portfolio Company	Type of Warrant	Acquisition Date(11)	Shares	Cost(5)	Fair Value

Warrant Investments(7)

Aerospace and Defense
Loft Orbital Solutions Inc.	Common Stock(2)	7/15/2022	22,488	$192	$344
Parry Labs, LLC	Preferred Stock	12/20/2024	2,727	145	138
US Chemical Technologies, Inc.	Preferred Stock(2)	10/31/2025	19,370	53	40
Total Aerospace and Defense - 0.15%*				390	522

Application Software
Flo Health, Inc.(1)(3)	Preferred Stock(2)	5/10/2022	13,487	123	274
Total Application Software - 0.08%*				123	274

Business Applications Software
Arcadia Power, Inc.	Preferred Stock	12/10/2021	55,458	138	21
	Preferred Stock	6/29/2022	27,714	164	4
	Preferred Stock	4/29/2026	652	1	1
				303	26
Cresta Intelligence, Inc.	Common Stock(2)	6/6/2024	9,935	8	23
DialPad, Inc.	Preferred Stock(2)	8/3/2020	28,980	102	23
Envoy, Inc.	Preferred Stock(2)	5/8/2020	358,930	82	176
Farmer's Business Network, Inc.	Preferred Stock(2)	1/3/2020	37,666	33	24
Filevine, Inc.	Preferred Stock(2)	4/20/2021	186,160	38	1,716
FlashParking, Inc.	Preferred Stock	6/15/2021	210,977	810	705
	Preferred Stock	6/26/2024	51,677	140	33
				950	738
Narvar, Inc.	Preferred Stock(2)	8/28/2020	87,160	102	102
NewStore Inc.	Preferred Stock(2)	11/16/2022	122,353	36	4
Passport Labs, Inc.	Common Stock(2)	9/28/2018	21,929	303	590
Project Affinity, Inc.	Preferred Stock(2)	4/26/2024	188,021	45	49
Quantcast Corporation	Cash Exit Fee(2)(4)	8/9/2018		213	161
Uniphore Technologies Inc.	Common Stock(2)	12/22/2021	35,000	34	100
Radar Labs, Inc.	Common Stock	9/30/2025	5,420	15	17
Total Business Applications Software - 1.10%*				2,264	3,749

Business Products and Services
Cart.com, Inc.	Common Stock(2)	12/30/2021	32,731	477	464
	Preferred Stock(2)	3/31/2022	4,532	25	33
				502	497
LeoLabs, Inc.	Preferred Stock(2)	1/20/2022	218,512	197	227
Muon Space, Inc.	Preferred Stock	12/30/2024	90,997	117	799
Substack Inc.	Preferred Stock(2)	7/13/2022	1,141	6	6
Total Business Products and Services - 0.45%*				822	1,529

Business/Productivity Software
Ao1 Holdings, Inc.	Preferred Stock	12/13/2024	42,882	55	11
Bidgely Inc.	Common Stock(2)	7/30/2025	17,273	23	40
Bitonic Technology Labs, Inc.	Common Stock	8/1/2025	42,415	49	176
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/6/2021	49,892	626	—
Eightfold AI, Inc.	Preferred Stock(2)	9/30/2026	258,751	518	518
Haus Analytics Inc.	Common Stock	4/23/2026	530	2	3
HeyAutofill, Inc.	Common Stock(2)	8/28/2026	2,633	6	6
Incode Technologies, Inc.	Common Stock	7/18/2025	506,496	517	1,692
Metropolis Technologies, Inc.	Common Stock(2)	3/30/2022	87,385	87	1,562
RudderStack, Inc.	Common Stock(2)	6/30/2025	20,215	68	68
Sonatus, Inc.	Preferred Stock	12/23/2025	224,453	518	157

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of September 30, 2026
Portfolio Company	Type of Warrant	Acquisition Date(11)	Shares	Cost(5)	Fair Value

Takeone Network Corp.	Preferred Stock(2)	9/29/2026	8,179	$54	$54
Thoughtspot, Inc.	Common Stock(2)	3/3/2025	73,931	438	499
Total Expert Inc.	Common Stock	9/29/2025	256,623	354	313
Total Business/Productivity Software - 1.50%*				3,315	5,099

Business to Business Marketplace
RetailNext, Inc.	Preferred Stock(2)	11/16/2017	123,420	80	111
Total Business to Business Marketplace - 0.03%*				80	111

Communication Software
Simpplr Inc.	Common Stock	4/26/2025	56,611	280	88
Total Communication Software - 0.03%*				280	88

Commercial Services
Transfix, Inc.	Preferred Stock(2)	5/31/2019	133,502	188	214
Total Commercial Services - 0.06%*				188	214

Computer Hardware
Eridu Corporation	Preferred Stock	3/31/2025	20,470	11	43
	Common Stock(2)	8/7/2026	10,419	23	23
				34	66
Grey Orange International Inc.	Preferred Stock(2)	3/16/2021	52,773	183	121
Standard Bots, Inc.	Preferred Stock(2)	11/13/2025	4,848	11	66
Vergesense Inc.	Common Stock	3/31/2026	2,925	5	5
Total Computer Hardware - 0.08%*				233	258

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	10/8/2020	114,327	370	1,707
Total Consumer Finance - 0.50%*				370	1,707

Consumer Non-Durables
Athletic Greens International, Inc.	Ordinary Shares(2)	6/3/2022	2,262	85	84
Don't Run Out, Inc.	Preferred Stock(2)	12/30/2021	42,929	30	13
Total Consumer Non-Durables - 0.03%*				115	97

Consumer Products and Services
AvantStay, Inc.	Common Stock(2)	12/12/2022	24,495	151	52
Baby Generation, Inc.	Common Stock(2)	1/26/2022	33,964	25	25
everdrop GmbH(1)(3)	Preferred Stock(2)	3/16/2022	14	25	26
FitOn Inc.	Common Stock	2/29/2024	73,807	162	96
Flink SE(1)(3)	Common Stock(2)	4/13/2022	178	339	—
Foodology Inc.(1)(3)	Preferred Stock(2)	3/25/2022	26,619	116	86
Frubana Inc.(1)(3)	Preferred Stock(2)	9/30/2022	15,987	334	—
Hydrow, Inc.	Common Stock	2/9/2021	1,252,355	232	—
	Preferred Stock	12/30/2024	6,549,320	26	—
				258	—
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	4/24/2026	35,730	47	47
Lower Holding Company	Preferred Stock(2)	12/28/2022	395,425	189	24
Pair Eyewear, Inc.	Common Stock(2)	7/12/2022	2,288	5	7
Project 1920, Inc.	Preferred Stock(2)	3/25/2022	41,140	23	—
Tempo Interactive Inc.	Preferred Stock(2)	3/31/2021	14,709	93	11
The Black Tux Holdings, Inc.	Preferred Stock(2)	11/5/2021	142,939	139	450
Total Consumer Products and Services - 0.24%*				1,906	824

Consumer Retail
LovePop, Inc.	Preferred Stock(2)	10/23/2018	163,463	168	128
Savage X, Inc.	Preferred Stock	4/7/2020	178,697	670	302
Total Consumer Retail - 0.13%*				838	430

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of September 30, 2026
Portfolio Company	Type of Warrant	Acquisition Date(11)	Shares	Cost(5)	Fair Value

Database Software
Sisense, Inc.	Cash Exit Fee(2)(4)	12/28/2021		$190	$465
TetraScience, Inc.	Preferred Stock(2)	1/24/2025	106,100	20	177
Total Database Software - 0.19%*				210	642

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	11/20/2017	331,048	940	93
	Common Stock	9/29/2023	313,236	822	384
				1,762	477
Minted, Inc.	Preferred Stock	9/30/2020	51,979	516	231
Outfittery GMBH(1)(3)	Cash Exit Fee(2)(4)	8/10/2017		1,850	1,310
Rent the Runway, Inc.	Common Stock(2)	11/25/2015	11,862	1,294	—
Stance, Inc.	Preferred Stock(2)	3/31/2017	75,000	41	70
Trendly, Inc.	Preferred Stock	5/27/2021	574,742	381	—
	Preferred Stock	6/7/2022	257,924	44	—
				425	—
Untuckit LLC	Cash Exit Fee(2)(4)	5/11/2018		39	57
Total E-Commerce - Clothing and Accessories - 0.63%*				5,927	2,145

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)	4/2/2018	62,128	219	—
Merama Inc.	Preferred Stock(2)	4/28/2021	191,274	406	1,100
Total E-Commerce - Personal Goods - 0.32%*				625	1,100

Educational/Training Software
Panorama Education, Inc.	Preferred Stock	7/30/2024	9,460	50	5
	Common Stock	4/24/2026	21,419	222	65
Total Educational/Training Software - 0.02%*				272	70

Energy
Heron Power Electronics Company	Common Stock(2)	8/7/2026	304	4	4
Valar Atomics, Inc.	Common Stock(2)	11/9/2025	4,276	15	330
Total Energy - 0.10%*				19	334

Entertainment
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/24/2017	278,209	922	—
Total Entertainment - 0.00%*				922	—

Financial Institution and Services
Revolut Ltd(1)(3)	Ordinary Shares(2)	4/16/2018	6,253	40	12,346
	Ordinary Shares(2)	10/29/2019	7,945	324	15,275
				364	27,621
WorldRemit Group Limited(1)(3)	Preferred Stock(2)	12/23/2015	128,290	382	1,509
	Preferred Stock(2)	12/23/2015	46,548	136	489
				518	1,998
Total Financial Institution and Services - 8.71%*				882	29,619

Financial Software
Branch Messenger, Inc.	Preferred Stock	3/27/2025	111,026	147	253
Ocrolus, Inc.	Common Stock	8/14/2024	116,887	96	291
Signal Advisors USA, Inc.	Preferred Stock(2)	12/23/2025	171	1	—
Total Financial Software - 0.16%*				244	544

Food & Drug
Capsule Corporation	Preferred Stock(2)	1/17/2020	202,533	437	34
	Cash Exit Fee(2)(4)	12/28/2018		129	123
Total Food & Drug - 0.05%*				566	157

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of September 30, 2026
Portfolio Company	Type of Warrant	Acquisition Date(11)	Shares	Cost(5)	Fair Value

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	5/4/2022	33,510	$70	$51
Thrillist Media Group, Inc.	Common Stock(2)	9/24/2014	774,352	624	—
Total General Media and Content - 0.02%*				694	51

Healthcare Services
Found Health, Inc.	Preferred Stock(2)	3/25/2022	49,304	22	16
Pair Team, PBC	Preferred Stock	7/29/2025	1,596	2	2
Vial Health Technology, Inc.	Preferred Stock(2)	12/14/2022	48,889	33	33
Total Healthcare Services - 0.02%*				57	51

Healthcare Technology Systems
All Inspire Health, Inc.	Preferred Stock(2)	5/14/2025	16,841	17	21
Curology, Inc.	Preferred Stock(2)	5/23/2019	36,020	58	21
Freed, Inc.	Common Stock(2)	3/27/2026	76	—	—
K Health, Inc.	Common Stock(2)	7/14/2023	61,224	187	168
Lively, Inc.	Common Stock	11/7/2025	25,107	124	33
Better Life Health, Inc. (fka. Thirty Madison Inc..)	Common Stock(2)	10/29/2025	2,197	445	276
Total Healthcare Technology Systems - 0.15%*				831	519

Information Services (B2C)
Infinite Athlete, Inc. (f/k/a Tempus Ex Machina, Inc.)	Preferred Stock(2)	5/1/2023	11,974	9	—
Sandbox VR, Inc.	Common Stock	12/16/2025	26,146	73	47
Total Information Services (B2C) - 0.01%*				82	47

Insurance
Bestow Inc.	Common Stock	5/2/2025	4,198	25	28
Total Insurance - 0.01%*				25	28

Medical Software and Information Services
AirStrip Technologies, Inc.	Common Stock(2)	10/9/2013	8,036	112	—
Total Medical Software and Information Services - 0.00%*				112	—

Multimedia and Design Software
Hover Inc.	Preferred Stock	9/30/2022	235,061	402	425
Open Space Labs, Inc.	Preferred Stock(2)	11/15/2022	2,954	7	—
Total Multimedia and Design Software - 0.13%*				409	425

Network Management Software
Cohesity Global, Inc.	Preferred Stock(2)	1/10/2020	18,945	54	100
Signifyd, Inc.	Preferred Stock(2)	12/19/2019	33,445	132	441
Corelight, Inc.	Common Stock(2)	9/29/2022	45,977	235	257
Skyflow, Inc.	Preferred Stock	4/8/2026	944	—	—
Synack, Inc.	Common Stock	12/30/2025	40,576	68	45
Total Network Management Software - 0.25%*				489	843

Other Financial Services
Jerry Services, Inc.	Preferred Stock	6/13/2022	41,936	169	367
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	64,813	161	1,024
N26 GmbH(1)(3)	Preferred Stock(2)	9/14/2021	6	324	130
Upgrade, Inc.	Preferred Stock(2)	1/18/2019	1,488,450	223	5,656
Total Other Financial Services - 2.11%*				877	7,177

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of September 30, 2026
Portfolio Company	Type of Warrant	Acquisition Date(11)	Shares	Cost(5)	Fair Value

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	2/15/2022	7,730	$6	$15
HomeLight, Inc.	Preferred Stock(2)	12/21/2018	54,004	44	186
	Preferred Stock(2)	11/5/2020	55,326	76	139
				120	325
Homeward, Inc.	Preferred Stock(2)	12/10/2021	1,164,988	856	874
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/27/2022	37,485	295	116
Roofstock, Inc. (fka.Mynd Management, Inc. )	Preferred Stock(2)	5/25/2022	56,839	19	194
True Footage Inc.	Preferred Stock(2)	11/24/2021	88,762	146	574
Total Real Estate Services - 0.62%*				1,442	2,098

Semiconductors
Encharge AI, Inc.	Common Stock(2)	12/2/2025	2,346	18	75
Etched.AI, Inc.	Common Stock	7/18/2025	12,110	42	653
Total Semiconductors - 0.21%*				60	728

Shopping Facilitators
Moda Operandi, Inc.	Preferred Units(2)	12/30/2021	36,450	169	—
OfferUp Inc.	Preferred Stock(2)	12/23/2019	131,006	42	138
Total Shopping Facilitators - 0.04%*				211	138

Travel & Leisure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	9/18/2019	12,027	362	393
	Preferred Stock(2)	8/26/2022	16,261	611	675
	Preferred Stock(2)	4/5/2024	17,904	385	1,042
Total Travel & Leisure - 0.62%*				1,358	2,110

Total Warrant Investments - 18.75%*				$27,238	$63,728

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of September 30, 2026
Portfolio Company	Type of Equity	Acquisition Date(11)	Shares	Cost(5)	Fair Value

Equity Investments(7)

Business Applications Software
Arcadia Power, Inc.	Preferred Stock(2)	9/21/2021	16,438	$167	$65
	Preferred Stock(2)	3/27/2026	9,033	21	23
				188	88
Cresta Intelligence, Inc.	Preferred Stock(2)	9/30/2024	110,882	500	500
DialPad, Inc.	Preferred Stock(2)	9/22/2020	15,456	120	107
Envoy, Inc.	Preferred Stock(2)	12/30/2021	212,160	667	543
FlashParking, Inc.	Preferred Stock(2)	7/19/2022	33,116	455	416
Filevine, Inc.	Preferred Stock(2)	2/4/2022	56,353	357	737
Farmer's Business Network, Inc.	Preferred Stock(2)	7/31/2020	860	28	13
	Common Stock(2)	9/28/2023	4,181	138	12
				166	25
Passport Labs, Inc.	Preferred Stock(2)	6/11/2019	1,302	100	103
Radar Labs, Inc.	Preferred Stock(2)	9/30/2025	104,336	550	605
Uniphore Technologies Inc.	Preferred Stock(2)	1/28/2022	28,233	350	287
Total Business Applications Software - 1.00%*				3,453	3,411

Business/Productivity Software
Ao1 Holdings, Inc.	Preferred Stock(2)	12/13/2024	49,717	150	93
Forum Brands Holdings, Inc.	Preferred Stock(2)	7/16/2021	822	150	—
Snowflake Inc	Common Stock(2)(9)	10/1/2025	1,027	270	349
RudderStack, Inc.	SAFE(2)	6/30/2025		200	200
Total Business/Productivity Software - 0.19%*				770	642

Business Products and Services
Quick Commerce Ltd(1)(3)	Preferred Stock(2)	4/5/2024	418,182	8,028	7,176
	Ordinary Shares(2)	4/5/2024	1,448,528,650	311	8
Total Business Products and Services - 2.11%*				8,339	7,184

Commercial Services
MXP Prime GmbH(1)(3)	Common Stock(2)	2/3/2022	165	1,140	13
	Preferred Stock(2)	6/29/2023	23	—	137
	Preferred Stock(2)	6/29/2023	46	50	52
				1,190	202
Printful, Inc. Holdco. (fka.Printify, Inc.)	Common Stock(2)	3/31/2025	11,120	24	24
Total Commercial Services - 0.07%*				1,214	226

Computer Hardware
Eridu Corporation	Preferred Stock(2)	3/17/2026	17,847	50	50
Standard Bots, Inc.	Preferred Stock(2)	3/23/2026	1,338	40	40
Total Computer Hardware - 0.03%*				90	90

Consumer Finance
Activehours, Inc. (d/b/a Earnin)	Preferred Stock(2)	11/10/2020	14,788	150	352
Total Consumer Finance - 0.10%*				150	352

Consumer Non-Durables
Misfits Market, Inc. (f/k/a Imperfect Foods, Inc.)	Preferred Stock(2)	12/31/2022	1,615	142	152
	Preferred Stock(2)	12/31/2022	7,196	358	385
Total Consumer Non-Durables - 0.16%*				500	537

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of September 30, 2026
Portfolio Company	Type of Equity	Acquisition Date(11)	Shares	Cost(5)	Fair Value

Consumer Products and Services
everdrop GmbH(1)(3)	Preferred Stock(2)	8/1/2022	78	$310	$342
Frubana Inc.(1)(3)	Preferred Stock(2)	7/13/2022	7,993	500	—
GrubMarket, Inc.	Common Stock(2)	8/2/2024		7,758	9,965
Hydrow, Inc.	Common Stock(2)	12/14/2020	1,893,462	668	—
JOKR S.à r.l.(1)(3)	Preferred Stock(2)	6/19/2025	2,963	173	57
	Preferred Stock(2)	6/19/2025	585	34	11
	Common Stock(2)	6/19/2025	298	17	1
	Preferred Stock(2)	6/19/2025	56,834	353	752
				577	821
Nakdcom One World AB(1)(3)(14)	Common Stock(2)	12/30/2025	8,194,080	964	929
	Hybrid(2)(15)	12/30/2025		15,191	14,647
				16,155	15,576
Pair Eyewear, Inc.	Preferred Stock(2)	6/27/2023	1,880	10	10
Total Consumer Products and Services - 7.86%*				25,978	26,714

Consumer Retail
Savage X, Inc.	Preferred Stock(2)	1/20/2021	17,249	500	7
	Preferred Stock(2)	11/30/2021	10,393	500	5
Total Consumer Retail - 0.00%*				1,000	12

Database Software
TetraScience, Inc.	Preferred Stock(2)	3/16/2026	16,716	112	112
Total Database Software - 0.03%*				112	112

E-Commerce - Clothing and Accessories
FabFitFun, Inc.	Preferred Stock(2)	1/17/2019	67,934	500	406
Total E-Commerce - Clothing and Accessories - 0.12%*				500	406

E-Commerce - Personal Goods
Grove Collaborative, Inc.	Common Stock(2)(9)	6/5/2018	31,576	500	33
Merama Inc.	Preferred Stock(2)	4/19/2021	18,518	33	152
	Preferred Stock(2)	4/19/2021	14,490	83	136
	Preferred Stock(2)	9/1/2021	10,298	167	140
				283	428
Total E-Commerce - Personal Goods - 0.14%*				783	461

Educational/Training Software
Nerdy Inc. (f/k/a Varsity Tutors LLC)	Common Stock(2)(9)	1/5/2018	4,062	250	33
Total Educational/Training Software - 0.01%*				250	33

Energy
Valar Atomics, Inc.	Preferred Stock(2)	3/9/2026	2,123	80	176
Total Energy - 0.05%*				80	176

Entertainment
Luminary Roli Limited(1)(3)	Ordinary Shares(2)	8/31/2021	434,782	2,525	—
Mind Candy, Inc.(1)(3)	Preferred Stock(2)	3/9/2020	511,665	1,000	—
Total Entertainment - 0.00%*				3,525	—

Financial Institution and Services
Revolut Ltd(1)(3)	Ordinary Shares(2)	8/3/2017	13,890	156	28,016
Total Financial Institution and Services - 8.24%*				156	28,016

Financial Software
Branch Messenger, Inc.	Preferred Stock(2)	4/16/2025	78,189	250	393
Total Financial Software - 0.12%*				250	393

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of September 30, 2026
Portfolio Company	Type of Equity	Acquisition Date(11)	Shares	Cost(5)	Fair Value

Food & Drug
Capsule Corporation	Preferred Stock(2)	7/25/2019	128,423	$716	$369
Total Food & Drug - 0.11%*				716	369

General Media and Content
Overtime Sports, Inc.	Preferred Stock(2)	8/2/2022	127,656	1,000	948
Total General Media and Content - 0.28%*				1,000	948

Healthcare Technology Systems
All Inspire Health, Inc.	Preferred Stock(2)	6/27/2025	16,428	33	36
Curology, Inc.	Preferred Stock(2)	11/26/2019	66,000	197	145
	Common Stock(2)	1/14/2020	142,855	404	73
				601	218
Kalderos, Inc.	Preferred Stock(2)	12/27/2022	45,403	325	275
Better Life Health, Inc. (fka. Thirty Madison Inc..)	Common Stock(2)	12/22/2025	4,261	1,000	651
Total Healthcare Technology Systems - 0.35%*				1,959	1,180

Insurance
Bestow Inc.	Preferred Stock(2)	5/2/2025	4,866	58	62
	Preferred Stock(2)	5/2/2025	527	6	9
	Preferred Stock(2)	5/2/2025	33,027	390	336
	Preferred Stock(2)	5/2/2025	12,349	146	115
Total Insurance - 0.15%*				600	522

Multimedia and Design Software
Hover Inc.	Preferred Stock(2)	9/30/2022	42,378	231	261
Total Multimedia and Design Software - 0.08%*				231	261

Network Management Software
Cohesity Global, Inc.	Preferred Stock(2)	3/24/2017	60,342	400	925
	Preferred Stock(2)	4/7/2020	9,022	125	141
Total Network Management Software - 0.31%*				525	1,066

Other Financial Services
Jerry Services, Inc.	Preferred Stock(2)	5/6/2022	8,231	104	144
Monzo Bank Limited(1)(3)	Ordinary Shares(2)	3/8/2021	92,901	1,000	2,332
	Ordinary Shares(2)	1/5/2022	26,281	516	700
				1,516	3,032
N26 GmbH(1)(3)	Preferred Stock(2)	12/9/2021	22	1,264	1,521
Redesign Health Inc.	Preferred Stock(2)	7/12/2022	5,919	100	100
Total Other Financial Services - 1.41%*				2,984	4,797

Real Estate Services
Belong Home, Inc.	Preferred Stock(2)	4/18/2022	6,033	29	29
McN Investments Ltd.(1)(3)	Preferred Stock(2)	5/6/2022	11,246	300	209
True Footage Inc.	Preferred Stock(2)	10/18/2021	18,366	100	180
Total Real Estate Services - 0.12%*				429	418

Social/Platform Software
Playlist Technologies, Inc. (fka.ClassPass Aggregator, LLC.)	Common Stock(2)	4/15/2026	15,730	281	206
Total Social/Platform Software - 0.06%*				281	206

TRIPLEPOINT VENTURE GROWTH BDC CORP. AND SUBSIDIARIES CONSOLIDATED SCHEDULE OF INVESTMENTS (unaudited, dollars in thousands) As of September 30, 2026
Portfolio Company	Type of Equity	Acquisition Date(11)	Shares	Cost(5)	Fair Value

Travel & Leisure
Omio Corp. (f/k/a GoEuro Corp.)(1)(3)	Preferred Stock(2)	10/5/2017	2,362	$300	$292
	Preferred Stock(2)	5/9/2022	9,169	623	901
Total Travel & Leisure - 0.35%*				923	1,193

Total Equity Investments - 23.45%*				$56,798	$79,725

Total Investments in Portfolio Companies - 211.03%*(8)(10)				$749,313	$717,341

Cash Equivalents
Money Market Fund	Type of Investment	Ticker		Cost	Fair Value
Federated Government Obligations Fund - 3.78% Current Market Yield	Cash Equivalents	GOFFX		$17,196	$17,196
Total Cash Equivalents - 5.06%*				$17,196	$17,196

_______________
(1)Investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). As of September 30, 2026, non-qualifying assets represented 25.4% of the Company’s total assets, at fair value.
(2)As of September 30, 2026 this investment was not pledged as collateral as part of the Company’s revolving credit facility.
(3)Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(4)Investment is a cash success fee or a cash exit fee payable on the consummation of certain trigger events.
(5)Gross unrealized gains, gross unrealized losses, and net unrealized losses for federal income tax purposes totaled $81.9 million, $95.8 million and $13.9 million, respectively, for the September 30, 2026 investment portfolio. The tax cost of investments is $731.2 million.
(6)Debt is on non-accrual status as of September 30, 2026 and is therefore considered non-income producing. Non-accrual investments as of September 30, 2026 had a total cost and fair value of $38.0 million and $16.3 million, respectively.
(7)Non-income producing investments.
(8)Except for equity in three public companies, all investments were valued at fair value using Level 3 significant unobservable inputs as determined in good faith by the Company’s board of directors (the “Board”).
(9)Investment is publicly traded and listed on either the New York Stock Exchange or the Nasdaq, and is not subject to restrictions on sales.
(10)The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Unless otherwise indicated, all of the Company’s portfolio company investments are subject to restrictions on sales. As of September 30, 2026, the Company’s portfolio company investments that were subject to restrictions on sales totaled $716.9 million at fair value and represented 210.9% of the Company’s net assets. In addition, unless otherwise indicated, as of September 30, 2026, all investments are pledged as collateral as part of the Company’s revolving credit facility.
(11)Acquisition date represents the date of the initial investment in the portfolio investment.
(12)SOFR represents 3.77% as of September 30, 2026.
(13)Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the Company’s “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(14)Portfolio company is an “Affiliate Investment.” See “Note 2. Significant Accounting Policies – Investment Classification” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 4, 2026 for more information. No investment income was recognized from the investment holdings in the portfolio company during the three and nine months ended September 30, 2026. Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended September 30, 2026 were as follows:

Portfolio Company	Type of Investment	December 31, 2025 Fair Value	Gross Additions(a)	Gross Reductions(b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	Amount of Interest or Dividends Credited to Income	September 30, 2026 Fair Value
Nakdcom One World AB	Growth Capital Loan (12.00% PIK interest)	$119	$—	$—	$—	$(4)	$—	$115
	Common Stock	962	—	—	—	(33)	—	929
	Hybrid	15,159	—	—	—	(512)	—	14,647
Total Affiliated Investments		$16,240	$—	$—	$—	$(549)	$—	$15,691

(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b) Gross reductions include decreases in the total cost basis of investments resulting from principal repayments, sales and return of capital.

(15)This Hybrid equity investment is perpetual and has no specific maturity date, and it accrues interest at an annual rate of 16% that can be capitalized at the election of the portfolio company. The Company has not recorded any income in connection with the Hybrid equity investment for the three and nine months ended September 30, 2026.
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
•For each debt investment tied to the U.S. Prime Rate (“Prime Rate”) as of September 30, 2026, the Prime Rate was 7.00%. As of September 30, 2026, approximately 67.1%, or $420.9 million in principal balance, and as of December 31, 2025, approximately 63.0%, or $426.3 million in principal balance of the debt investments in the Company’s portfolio bore interest at floating rates, which generally are Prime-based, and all Prime-based loans have interest rate floors that are tied to minimum Prime Rates for calculating interest due of 3.25% or higher.
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
September 30, 2026
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
The Company was formed to expand the venture growth stage business segment of TriplePoint Capital LLC’s (“TPC”) investment platform. TPC is widely recognized as a leading financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespans. The Company’s investment objective is to maximize its total return to stockholders primarily in the form of current income and, to a lesser extent, capital appreciation by lending, typically with warrants, primarily to venture growth stage companies focused in technology and other high growth industries backed by TPC’s select group of leading venture capital investors. Pursuant to an investment advisory agreement (the “Advisory Agreement”) with TriplePoint Advisers LLC (the “Adviser”), the Company is externally managed by the Adviser, which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is a wholly owned subsidiary of TPC. The Adviser is responsible for sourcing, reviewing and structuring investment opportunities, underwriting and performing due diligence on investments and monitoring the investment portfolio on an ongoing basis. The Adviser was organized in August 2013 and, pursuant to the Advisory Agreement, the Company pays the Adviser a base management fee and an incentive fee for its investment management services. The Company has also entered into an administration agreement (the “Administration Agreement”) with TriplePoint Administrator LLC (the “Administrator”), a wholly owned subsidiary of the Adviser, pursuant to which the Administrator provides or arranges for the provision of all administrative services necessary for the Company to operate.
The Company has two wholly owned subsidiaries: TPVG Variable Funding Company LLC (the “Financing Subsidiary”), a bankruptcy remote special purpose entity established for utilizing the Company’s revolving credit facility, whose creditors have a claim on its assets prior to those assets becoming available to the Company, as the Financing Subsidiary’s equity holder, and TPVG Investment LLC, an entity established for holding certain of the Company’s investments without negatively impacting the Company’s RIC tax status. These subsidiaries are consolidated in the financial statements of the Company.
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
Note 3. Related Party Agreements and Transactions
Investment Advisory Agreement
In accordance with the Board approved Advisory Agreement, subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the day-to-day operations and provides investment advisory services to the Company. Under the terms of the Advisory Agreement, the Adviser:
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
Commencing with the quarter ended March 31, 2025, until and including the quarter ended December 31, 2025, the Adviser agreed to waive the portion of the income incentive fee payable for a quarter under the Advisory Agreement if and to the extent that, after payment of such income incentive fee, the Company’s net investment income per share for such quarter is below the Company’s quarterly distribution per share for such quarter. On August 6, 2025, the Adviser amended its income incentive fee waiver to waive, in full, its quarterly income incentive fee for the remainder of fiscal year 2025. On November 5, 2025, the Adviser further amended its existing income incentive fee waiver to waive, in full, its quarterly income incentive fee through the end of fiscal year 2026. No portion of the investment income component of the incentive fee waived by the Adviser will be subject to recoupment by the Adviser.
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

The base management fee, income incentive fee and capital gains incentive fee earned by the Adviser are included in the Company’s consolidated financial statements and summarized in the table below. Base management and incentive fees are paid in the quarter following that in which they are earned. The Company had cumulative realized and unrealized losses as of September 30, 2026 and 2025, and, as a result, no capital gains incentive fees were recorded for the nine months ended September 30, 2026 and 2025. There was no income incentive fee earned for the three months ended September 30, 2026. The Adviser has waived the full $3.2 million in income incentive fees accrued for the nine months ended September 30, 2026. The Adviser also waived the full $2.1 million and $3.3 million in income incentive fees earned for the three and nine months ended September 30, 2025, respectively.

Management and Incentive Fees (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Base management fee	$3,564	$3,359	$10,771	$9,952
Income incentive fee	$—	$2,062	$3,161	$3,321
Income incentive fee waiver	$—	$(2,062)	$(3,161)	$(3,321)
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
As consideration for the services provided by the Administrator, the Company reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. Payments under the Administration Agreement are equal to the Company’s allocable portion (subject to the review of the Board) of the Administrator’s overhead resulting from its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the chief compliance officer and the chief financial officer and their respective staffs. In addition, if requested to provide significant managerial assistance to the Company’s portfolio companies, the Administrator is paid an additional amount based on the services provided, which will not exceed the amount the Company receives from such companies for providing such assistance.
For the three months ended September 30, 2026 and 2025, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $0.7 million and $0.6 million, respectively.
For the nine months ended September 30, 2026 and 2025, expenses paid or payable by the Company to the Administrator under the Administration Agreement were $2.2 million and $1.9 million, respectively.
Note 4. Investments
The Company measures the fair value of its investments in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or “ASC Topic 820,” issued by the Financial Accounting Standards Board (the “FASB”). ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The Valuation Committee of the Board (the “Valuation Committee”) is responsible for assisting the Board in valuing investments for which current market quotations are not readily available. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from pricing services, broker-dealers or market makers.
The Company values its investments for which market quotations are not readily available at fair value as determined in good faith by the Board, with the assistance of the Adviser and independent valuation agents, in accordance with Rule 2a-5 of the 1940 Act and GAAP, and in accordance with the Company’s valuation methodologies. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. The Adviser considers a range of fair values based upon the valuation techniques utilized and selects a value within that range that most accurately represents fair value based on current market conditions as well as other factors the Adviser’s internal valuation committee (the “Adviser Valuation Committee”) considers relevant. The Board determines fair value of the Company’s investments on at least a quarterly basis and at such other times when the Board feels it would be appropriate to do so given the circumstances. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances present at each valuation date. Due to the inherent uncertainty of determining fair value of portfolio investments that do not have a readily available market value, fair value of investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the investment.
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
With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:
•The quarterly valuation process begins with each portfolio company or investment receiving a proposed valuation by the Adviser. The Adviser Valuation Committee is responsible for the valuation process, including making preliminary valuation conclusions and recommendations to the Valuation Committee and Board. The Adviser Valuation Committee does not include any voting members who are portfolio managers or investment professionals.
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
Debt Investments
The debt investments identified on the consolidated schedules of investments are loans made to venture capital-backed companies focused in technology and other high growth industries which are backed by a select group of leading venture capital investors. These investments are considered Level 3 assets under ASC Topic 820 as there are no known or accessible market or market indices for these types of debt instruments and thus the Company must estimate the fair value of these investment securities based on models utilizing unobservable inputs.

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
Warrant Investments
Warrant fair values are primarily determined using a Black Scholes option pricing model. Privately held warrants and equity-related securities are valued based on an analysis of various factors, including, but not limited to, those listed below. Increases or decreases in any of the unobservable inputs described below could result in a material change in fair value:
•Underlying enterprise value of the issuer based on available information, including any information regarding the most recent financing round of the issuer. Valuation techniques to determine enterprise value include market multiple approaches, income approaches or the use of recent rounds of financing and the portfolio company’s capital structure. Valuation techniques are also utilized to allocate the enterprise fair value of a portfolio company to the specific class of common or preferred stock exercisable in the warrant. Such techniques take into account the rights and preferences of the portfolio company’s securities, expected exit scenarios, and volatility associated with such outcomes. Such techniques include option pricing models, including back solve techniques, probability weighted expected return models and other techniques determined to be appropriate.
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
Equity Investments
The fair value of an equity investment in a privately held company is initially the amount invested. The Company adjusts the fair value of an equity investment in a private company upon the completion of a new third party round of equity financing subsequent to its investment. The Company may adjust the fair value of an equity investment absent a new equity financing event based upon positive or negative changes in a portfolio company’s financial or operational performance. The Company may also reference comparable transactions and/or secondary market transactions of comparable companies to estimate fair value. These valuation methodologies involve a significant degree of judgment.
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
Investments measured at fair value on a recurring basis are categorized in the following table based upon the lowest level of significant input to the valuations as of September 30, 2026 and December 31, 2025.

Investment Type (in thousands)	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt investments	$—	$—	$573,888	$573,888	$—	$—	$645,366	$645,366
Warrant investments	—	—	63,728	63,728	—	—	49,194	49,194
Equity investments	415	—	79,310	79,725	656	—	88,328	88,984
Total portfolio company investments	$415	$—	$716,926	$717,341	$656	$—	$782,888	$783,544
The following tables show information about Level 3 portfolio company investments measured at fair value for the nine months ended September 30, 2026 and 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Level 3 Investment Activity (in thousands)	For the Nine Months Ended September 30, 2026
	Debt Investments	Warrant Investments	Equity Investments	Total Portfolio Company Investments
Fair value as of December 31, 2025	$645,366	$49,194	$88,328	$782,888
Funding and purchases of investments, at cost	73,345	1,485	303	75,133
Principal payments and sale proceeds received from investments	(127,662)	(915)	(17,907)	(146,484)
Net amortization and accretion of premiums and discounts and end-of-term payments	5,879	—	—	5,879
Net realized gains (losses) on investments	(7,544)	(1,040)	(5,326)	(13,910)
Net change in unrealized gains (losses) included in earnings	(24,492)	15,285	13,902	4,695
Payment-in-kind coupon	8,996	—	—	8,996
Transfers between investment types	—	(281)	281	—
Gross transfers out of Level 3(1)	—	—	(271)	(271)
Fair value as of September 30, 2026	$573,888	$63,728	$79,310	$716,926

Net change in unrealized gains (losses) on Level 3 investments held as of September 30, 2026	$(30,354)	$13,720	$6,730	$(9,904)
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
During the three months ended September 30, 2026, the Company recognized net realized losses on investments of $26.4 million. During the three months ended September 30, 2025, the Company recognized net realized losses on investments of $0.7 million.
During the nine months ended September 30, 2026, the Company recognized net realized losses on investments of $13.8 million. During the nine months ended September 30, 2025, the Company recognized net realized gains on investments of $1.5 million.
Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains on investments during the three months ended September 30, 2026 was $18.1 million. Net change in unrealized gains on investments during the three months ended September 30, 2025 was $5.6 million.
Net change in unrealized gains on investments during the nine months ended September 30, 2026 was $4.8 million. Net change in unrealized gains on investments during the nine months ended September 30, 2025 was $7.3 million.
The following tables show a summary of quantitative information about the Level 3 fair value measurements of portfolio company investments as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Company may also use other valuation techniques and methodologies when determining fair value measurements.

Level 3 Investments (dollars in thousands)	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$543,666	Discounted Cash Flows	Discount Rate	7.98% - 41.12%	24.51%
	30,222	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	25.00% - 100.00%	91.06%
Warrant investments	61,612	Black Scholes Option Pricing Model	Revenue Multiples	0.15x - 13.00x	5.04x
			Volatility	35.00% - 110.00%	63.65%
			Term	0.20 - 5.00 Years	2.84
			Discount for Lack of Marketability	10.00% - 25.00%	25.00%
			Risk Free Rate	0.09% - 5.05%	3.83%
	2,116	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.57
			Expected Recovery Rate	18.75% - 100.00%	90.38%
Equity investments	78,244	Black Scholes Option Pricing Model	Revenue Multiples	0.15x - 11.00x	2.13x
			Volatility	30.00% - 90.00%	57.97%
			Term	1.00 - 5.00 Years	2.06
			EBITDA Multiples	10.5x - 11.50x	11.0x
			Risk Free Rate	0.13% - 5.05%	3.56%
	1,066	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	14.20% - 14.20%	14.20%
			Term	2.00 - 3.00 Years	2.50
Total Level 3 portfolio company investments	$716,926

Level 3 Investments (dollars in thousands)	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Debt investments	$575,845	Discounted Cash Flows	Discount Rate	6.61% - 35.52%	17.00%
	69,521	Probability-Weighted Expected Return Method	Probability Weighting of Alternative Outcomes	20.00% - 100.00%	83.75%
Warrant investments	46,987	Black Scholes Option Pricing Model	Revenue Multiples	0.15x - 11.24x	4.60x
			Volatility	35.00% - 90.00%	62.37%
			Term	0.20 - 5.00 Years	2.82
			Discount for Lack of Marketability	20.00% - 25.00%	23.25%
			Risk Free Rate	0.09% - 4.86%	3.68%
	2,207	Discounted Expected Return	Discount Rate	20.00% - 30.00%	27.41%
			Term	1.00 - 4.00 Years	2.58
			Expected Recovery Rate	18.75% - 100.00%	90.78%
Equity investments	87,262	Black Scholes Option Pricing Model	Revenue Multiples	0.15x - 11.00x	2.41x
			Volatility	35.00% - 90.00%	58.49%
			Term	1.50 - 4.50 Years	2.33
			EBITDA Multiples	10.50x - 11.50x	11.0x
			Risk Free Rate	0.13% - 5.03%	3.53%
	1,066	Option-Pricing Method and Probability-Weighted Expected Return Method	Discount Rate	14.20% - 14.20%	14.20%
			Term	2.00 - 3.00 Years	2.50
Total Level 3 portfolio company investments	$782,888
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
In many instances, a portfolio company’s ability to repay the debt investments is dependent on additional funding by its venture capital investors, a future sale or an initial public offering. The value of these investments may be detrimentally affected to the extent a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan.
Note 6. Borrowings
The following table shows the Company’s outstanding debt as of September 30, 2026 and December 31, 2025:

Liability (in thousands)	September 30, 2026			December 31, 2025
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
Revolving Credit Facility	$300,000	$150,000	$150,000	$300,000	$95,000	$205,000
2026 Notes	—	—	—	200,000	200,000	—
2027 Notes	125,000	125,000	—	125,000	125,000	—
8.11% 2028 Notes	50,000	50,000	—	50,000	50,000	—
7.50% 2028 Notes	75,000	75,000	—	—	—	—
Total before deferred financing and issuance costs	550,000	400,000	150,000	675,000	470,000	205,000
Unamortized deferred financing and issuance costs	—	(4,348)	—	—	(5,563)	—
Total borrowings outstanding, net of deferred financing and issuance costs	$550,000	$395,652	$150,000	$675,000	$464,437	$205,000

Interest expense on these borrowings includes the interest cost charged on borrowings, the unused fee on the Credit Facility (as defined below), paying and administrative agent fees, and the amortization of deferred Credit Facility fees and expenses and costs and fees relating to the Company’s unsecured notes outstanding. These expenses are shown in the table below:

Interest Expense and Amortization of Fees (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revolving Credit Facility
Interest cost	$2,832	$761	$8,310	$1,545
Unused fee	169	295	505	1,007
Amortization of costs and other fees	595	641	1,743	1,904
Revolving Credit Facility Total	$3,596	$1,697	$10,558	$4,456

2025 Notes
Interest cost	$—	$—	$—	$674
Amortization of costs and other fees	—	—	—	52
2025 Notes Total	$—	$—	$—	$726

2026 Notes
Interest cost	$—	$2,250	$1,500	$6,750
Amortization of costs and other fees	—	113	75	335
2026 Notes Total	$—	$2,363	$1,575	$7,085

2027 Notes
Interest cost	$1,562	$1,562	$4,687	$4,687
Amortization of costs and other fees	71	70	212	210
2027 Notes Total	$1,633	$1,632	$4,899	$4,897

8.11% 2028 Notes
Interest cost	$1,139	$1,014	$3,416	$2,557
Amortization of costs and other fees	61	64	183	153
8.11% 2028 Notes Total	$1,200	$1,078	$3,599	$2,710

7.50% 2028 Notes
Interest cost	$1,406	$—	$3,313	$—
Amortization of costs and other fees	36	—	76	—
7.50% 2028 Notes Total	$1,442	$—	$3,389	$—

Total interest expense and amortization of fees	$7,871	$6,770	$24,020	$19,874
Credit Facility
In February 2014, the Company, along with its Financing Subsidiary as borrower, entered into a credit agreement with Deutsche Bank AG, New York Branch (“Deutsche Bank AG”) acting as administrative agent and the other lenders party thereto, which provided the Company with a $150.0 million commitment, subject to borrowing base requirements (as amended and restated from time to time, the “Credit Facility”). On July 22, 2022, the Credit Facility was amended to, among other things, extend the revolving period from November 30, 2022 to May 31, 2024 and the scheduled maturity date from May 31, 2024 to November 30, 2025 (unless otherwise terminated earlier pursuant to its terms), as well as change the floating rate from LIBOR to SOFR. On April 29, 2024, the Credit Facility was amended to, among other things, extend the revolving period to August 31, 2024. On August 6, 2024, the Credit Facility was amended to, among other things, (i) further extend the revolving period from August 31, 2024 to November 30, 2025, (ii) extend the scheduled maturity date from November 30, 2025 to May 30, 2027, (iii) adjust the advance rates based on the underlying asset type, (iv) revise certain events of default provisions and affirmative and negative covenants; and (v) reduce the total commitments to $300 million from $350 million.
On November 25, 2025, the Credit Facility was further amended to, among other things, (i) extend the revolving period to November 30, 2027 and the scheduled maturity date to May 30, 2029, (ii) reduce the interest rate on borrowings such that borrowings bear interest at the sum of (a) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (b) a margin of (w) 2.75% if facility utilization is greater than or equal to 75%, (x) 2.85% if utilization is greater than or equal to 50% but less than 75%, (y) 3.00% if utilization is less than 50%, and (z) 4.50% on or after the end of the revolving period; (iii) increase the advance rates; and, (iv) revise certain events of default provisions and affirmative and negative covenants. As of September 30, 2026, the Company had $300 million in total commitments available under the Credit Facility, which includes an accordion feature that allows the Company to increase the size of the Credit Facility to up to $400 million under certain circumstances.

As of September 30, 2026, borrowings under the Credit Facility bore interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of (w) 2.75% if facility utilization is greater than or equal to 75%, (x) 2.85% if utilization is greater than or equal to 50% but less than 75%, (y) 3.00% if utilization is less than 50% and (z) 4.5% during the amortization period. Borrowings under the Credit Facility are secured only by the assets of the Financing Subsidiary. The Company agreed to pay Deutsche Bank AG a syndication fee and to pay to Deutsche Bank AG a fee to act as administrative agent under the Credit Facility as well as to pay each lender (i) a commitment fee based on each lender’s commitment and (ii) a fee of 0.50% per annum for any unused borrowings under the Credit Facility on a monthly basis. The Credit Facility contains affirmative and restrictive covenants including, but not limited to, an advance rate of up to 55.0% of the applicable balance of net assets held by the Financing Subsidiary, maintenance of minimum net worth, a ratio of total assets to total indebtedness of not less than the greater of 3:2 and the amount so required under the 1940 Act, a key man clause relating to the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, and eligibility requirements, including but not limited to geographic and industry concentration limitations and certain loan grade classifications. Furthermore, events of default under the Credit Facility include, among other things, (i) a payment default; (ii) a change of control; (iii) bankruptcy; (iv) a covenant default; and (v) failure by the Company to maintain its qualification as a BDC under the 1940 Act. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants under the Credit Facility.
As of September 30, 2026 and December 31, 2025, the Company had outstanding borrowings under the Credit Facility of $150.0 million and $95.0 million, respectively, excluding deferred credit facility costs of $3.7 million and $4.6 million, respectively, which is included in the Company’s consolidated statements of assets and liabilities. The book value of the Credit Facility approximates fair value due to the relatively short maturity, cash repayments and market interest rates of the instrument. The fair value of the Credit Facility would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
During the three months ended September 30, 2026 and 2025, the Company had average outstanding borrowings under the Credit Facility of $167.6 million and $68.7 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 7.02% and 8.25%, respectively.
During the nine months ended September 30, 2026 and 2025, the Company had average outstanding borrowings under the Credit Facility of $166.8 million and $34.7 million, respectively, at a weighted average interest rate, inclusive of unused fees, of 7.06% and 8.29%, respectively.
As of September 30, 2026 and December 31, 2025, $419.4 million and $427.2 million, respectively, of the Company’s assets, including restricted cash, were pledged for borrowings under the Credit Facility, leaving $330.2 million and $412.5 million, respectively, of assets unencumbered.
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
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause requiring the involvement of the Company’s Chief Executive Officer, James P. Labe, and the Company’s President and Chief Investment Officer, Sajal K. Srivastava, in the Company’s operations, subject to a cure period as set forth in the Note Purchase Agreement.

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
The 2026 Notes were governed by the terms of the First Supplement, dated as of March 1, 2021 (the “First Supplement”), to the Note Purchase Agreement. The terms and conditions applicable to the 2026 Notes under the Note Purchase Agreement, as modified by the First Supplement, such as events of default and affirmative and negative covenants, were substantially similar to the terms and conditions that were applicable to the 2025 Notes. The 2026 Notes were recorded at amortized cost in the consolidated statements of assets and liabilities. As of December 31, 2025, the fair value of the 2026 Notes was $202.1 million, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.

2027 Notes
On February 28, 2022, the Company completed a private debt offering of $125.0 million in aggregate principal amount of its 5.00% unsecured notes due February 28, 2027 (the “2027 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 2027 Notes is payable semiannually on February 28 and August 28 each year.
The 2027 Notes are governed by the terms of the Second Supplement, dated as of February 28, 2022 (the “Second Supplement”), to the Note Purchase Agreement. The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the 2027 Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company; provided, however, in the event that the Company creates, incurs, assumes or permits to exist liens on or with respect to any of its property or assets in connection with future secured indebtedness of more than an aggregate principal amount of $25 million, the 2027 Notes will generally become secured concurrently therewith, equally and ratably with such indebtedness. In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the 2027 Notes will bear interest at a fixed rate of 6.00% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. The other terms and conditions applicable to the 2027 Notes under the Note Purchase Agreement, as modified by the Second Supplement, including events of default and affirmative and negative covenants, are substantially similar to the terms and conditions that were applicable to the 2025 Notes and the 2026 Notes. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants under the 2027 Notes.
The 2027 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.1 million of deferred issuance cost as of September 30, 2026, which is amortized and expensed over the five-year term of the 2027 Notes based on an effective yield method. As of September 30, 2026 and December 31, 2025, the fair value of the 2027 Notes was $124.0 million and $124.2 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
8.11% 2028 Notes
On February 12, 2025, the Company completed a private debt offering of $50.0 million in aggregate principal amount of its 8.11% unsecured notes due February 12, 2028 (the “8.11% 2028 Notes”) in reliance on Section 4(a)(2) of the Securities Act. The interest on the 8.11% 2028 Notes, which subsequent to the quarter ended September 30, 2025, increased to 9.11% as discussed below, is payable semiannually on February 12 and August 12 each year.
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
The 2025 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, if any, certain judgments and orders, certain events of bankruptcy, and breach of a key man clause with respect to James P. Labe and Sajal K. Srivastava. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants under the 8.11% 2028 Notes.

The 8.11% 2028 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.3 million of deferred issuance cost as of September 30, 2026, which is amortized and expensed over the three-year term of the 8.11% 2028 Notes based on an effective yield method. As of September 30, 2026, and December 31, 2025 the fair value of the 8.11% 2028 Notes was $50.3 million and $52.5 million, respectively, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
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
The Master Note Purchase Agreement (the “2026 Note Purchase Agreement”) under which the 7.50% 2028 Notes were issued contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens and restricted payments. In addition, the 2026 Master Note Purchase Agreement contains the following financial covenants: (1) a minimum asset coverage ratio of 1.50 to 1.00; and (2) maintenance of minimum stockholders’ equity to not be less than the greater of (a) $230,800,000 and (b) $230,800,000, plus 25% of the net cash proceeds of the sale of Equity Interests (as defined in the 2026 Master Note Purchase Agreement) on or after February 27, 2026 (other than proceeds of (x) sales of Equity Interests by and among the Company and its subsidiaries or (y) any distribution or dividend reinvestment plan) minus 25% of the aggregate amount paid or distributed to purchase common stock or Equity Interests in connection with a tender offer or otherwise and equity interests redeemed, bought back or purchased by the Company on or after February 27, 2026.
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
The 2026 Master Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or subsidiary guarantors, if any, certain judgments and orders, and certain events of bankruptcy. As of September 30, 2026, the Company was in compliance with all covenants under the 7.50% 2028 Notes.
The 7.50% 2028 Notes are recorded at amortized cost in the consolidated statements of assets and liabilities. Amortized cost includes $0.2 million of deferred issuance cost as of September 30, 2026, which is amortized and expensed over the two-year term of the 7.50% 2028 Notes based on an effective yield method. As of September 30, 2026, the fair value of the 7.50% 2028 Notes was $74.6 million and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following table shows additional information about the level in the fair value hierarchy of the Company’s liabilities as of September 30, 2026 and December 31, 2025:

Liability (in thousands)	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Revolving Credit Facility	$—	$—	$150,000	$150,000	$—	$—	$95,000	$95,000
2026 Notes, net(1)	—	—	—	—	—	—	202,017	202,017
2027 Notes, net(2)	—	—	123,836	123,836	—	—	123,832	123,832
8.11% 2028 Notes, net(3)	—	—	49,922	49,922	—	—	51,964	51,964
7.50% 2028 Notes, net(4)	—	—	74,369	74,369	—	—	—	—
Total	$—	$—	$398,127	$398,127	$—	$—	$472,813	$472,813
_______________
(1)Net of debt issuance costs as of September 30, 2026 and December 31, 2025 of $0.0 million and $0.1 million, respectively.
(2)Net of debt issuance costs as of September 30, 2026 and December 31, 2025 of $0.1 million and $0.3 million, respectively.

(3)Net of debt issuance costs as of September 30, 2026 and December 31, 2025 of $0.3 million and $0.5 million, respectively.
(4)Net of debt issuance costs as of September 30, 2026 of $0.2 million.
Note 7. Commitments and Contingencies
Commitments
As of September 30, 2026 and December 31, 2025, the Company’s unfunded commitments totaled $171.6 million to 26 portfolio companies and $260.4 million to 25 portfolio companies, respectively, of which $14.8 million and $50.7 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
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
The following table shows the Company’s unfunded commitments by portfolio company as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Unfunded Commitments(1) (in thousands)	Unfunded Commitments	Fair Value of Unfunded Commitment Liability	Unfunded Commitments	Fair Value of Unfunded Commitment Liability
Eightfold AI Inc.	$25,000	$580	$25,000	$63
Project Affinity, Inc.	25,000	108	25,000	108
Bidgely Inc.	20,000	72	20,000	72
Branch Messenger, Inc.	17,426	—	16,933	—
Minted, Inc.	14,286	—	14,286	—
NetSPI Midco Corporation	12,500	—	—	—
Muon Space, Inc.	10,000	—	4,264	93
Bitonic Technology Labs, Inc.	8,000	22	11,750	43
Pair Team, PBC	7,500	38	14,400	33
Etched.AI, Inc.	6,000	—	25,500	—
TakeOne Network Corp.	5,000	104	—	—
ThoughtSpot, Inc.	5,000	47	25,000	425
Lively, Inc.	3,250	63	3,250	63
Hover Inc.	2,400	24	6,000	60
Incode Technologies, Inc.	2,000	26	25,000	433
All Inspire Health, Inc.	1,333	28	1,000	27
Encharge AI, Inc.	1,000	28	1,000	28
Eridu Corporation	1,000	28	—	—
Heron Power Electronics Company	1,000	6	—	—
Signal Advisors USA, Inc.	867	—	966	—
Planhub Holdings, LLC	750	—	1,313	—
HeyAutofill, Inc.	600	10	—	—
Freed Inc.	500	1	—	—
Panorama Education, Inc.	500	—	600	—
Parry Labs, LLC	500	—	267	—
Haus Analytics Inc.	167	3	—	—
Rudderstack, Inc.	—	—	20,000	98
Simpplr Inc.	—	—	12,500	203
Ao1 Holdings Inc.	—	—	3,633	55
Hydrow, Inc.	—	—	1,410	—
Equafin Corp.	—	—	877	4
FlashParking, Inc.	—	—	500	2
Total	$171,579	$1,188	$260,449	$1,810
_______________
(1)Does not include a $0.3 million of backlog of potential future commitments as of December 31, 2025. The Company did not have any backlog of future commitments as of September 30, 2026. Refer to “Backlog of Potential Future Commitments” below.

The table above also shows the fair value of the Company’s unfunded commitment liability totaling $1.2 million and $1.8 million as of September 30, 2026 and December 31, 2025, respectively. The fair value at the inception of the delay draw credit agreements is equal to the fees and warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in “Other accrued expenses and liabilities” in the Company’s consolidated statements of assets and liabilities.
These liabilities are considered Level 3 liabilities under ASC Topic 820 as there is no known or accessible market or market indices for these types of financial instruments. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. The following table shows additional details regarding the Company's unfunded commitment activity during the three and nine months ended September 30, 2026 and 2025:

Commitments Activity (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Unfunded commitments at beginning of period(1)	$140,638	$184,671	$260,782	$104,540
New commitments(1)	43,000	181,766	73,750	418,409
Fundings	(716)	(88,170)	(75,093)	(194,355)
Expirations / Terminations	(11,343)	(14,540)	(87,860)	(64,867)
Unfunded commitments and backlog of potential future commitments at end of period	$171,579	$263,727	$171,579	$263,727
Backlog of potential future commitments	—	—	—	—
Unfunded commitments at end of period	$171,579	$263,727	$171,579	$263,727
_______________
(1)Includes backlog of potential future commitments. Refer to “Backlog of Potential Future Commitments” below.
The following table shows additional information on the Company’s unfunded commitments regarding milestones and expirations as of September 30, 2026 and December 31, 2025:

Unfunded Commitments(1) (in thousands)	September 30, 2026	December 31, 2025
Dependent on milestones	$14,833	$50,700
Expiring during:
2026	$53,983	$150,851
2027	109,729	83,131
2028	7,867	26,467
Unfunded commitments	$171,579	$260,449
_______________
(1)Does not include backlog of potential future commitments. Refer to “Backlog of Potential Future Commitments” below.
Backlog of Potential Future Commitments
The Company may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that certain conditions to make such increases are met. If such conditions are met, these amounts may become unfunded commitments, if not drawn prior to expiration. As of September 30, 2026 the Company did not have any backlog of potential future commitments. As of December 31, 2025, the Company had a $0.3 million backlog of potential future commitments.

Note 8. Financial Highlights
The following table shows the financial highlights for the nine months ended September 30, 2026 and 2025:

Financial Highlights (in thousands, except per share data)	For the Nine Months Ended September 30,
	2026	2025
Per Share Data(1)
Net asset value at beginning of period	$8.73	$8.61
Changes in net asset value due to:
Net investment income	0.59	0.80
Net realized gains (losses) on investments	(0.34)	0.04
Net change in unrealized gains (losses) on investments	0.09	0.17
Distributions from net investment income	(0.75)	(0.83)
Net asset value at end of period	$8.32	$8.79

Net investment income per share	$0.59	$0.80
Net increase (decrease) in net assets resulting from operations per share	$0.37	$1.02
Weighted average shares of common stock outstanding for period	40,602	40,233
Shares of common stock outstanding at end of period	40,843	40,400

Ratios / Supplemental Data
Net asset value at beginning of period	$353,621	$345,687
Net asset value at end of period	$339,920	$355,053
Average net asset value	$353,649	$348,929
Stock price at end of period	$4.86	$5.77

Total return based on net asset value per share(2)	11.4%	16.1%
Total return based on stock price(3)	(13.1)%	(11.0)%
Portfolio Turnover Ratio(4)	13.0%	19.7%
Net investment income to average net asset value(4)(5)	9.1%	12.4%
Net increase (decrease) in net assets to average net asset value(4)(5)	5.7%	15.7%
Ratio of expenses to average net asset value(4)(5)	15.5%	13.8%
Operating expenses excluding incentive fees to average net asset value(4)(5)	15.5%	13.8%
Income incentive fees to average net asset value(5)	—%	—%
Capital gains incentive fees to average net asset value	—%	—%
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
(5)For the nine months ended September 30, 2026, excluding the income incentive fee waiver, the ratios of net investment income, net increase in net assets, ratio of expenses, operating expenses excluding incentive fees, (presented on an annualized basis), and income incentive fees to average net asset value were 7.9%, 4.5%, 16.7%, 15.5% and 0.9%, respectively. For the nine months ended September 30, 2025, excluding the income incentive fee waiver, the ratios of net investment income, net increase in net assets, ratio of expenses, operating expenses excluding incentive fees, (presented on an annualized basis), and income incentive fees to average net asset value were 11.1%, 14.5%, 15.1%, 13.8% and 1.0%, respectively.

The following table shows the weighted average annualized portfolio yield on debt investments for the nine months ended September 30, 2026 and 2025:

Ratios (Percentages, on an annualized basis)(1)	For the Nine Months Ended September 30,
	2026	2025
Weighted average portfolio yield on debt investments(2)	12.9%	14.0%
Coupon income	10.5%	11.2%
Accretion of discount	0.8%	1.0%
Accretion of end-of-term payments	1.0%	1.3%
Impact of prepayments during the period	0.6%	0.5%
_____________
(1)Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period. The calculation of weighted average portfolio yields on debt investments excludes any non-income producing debt investments, but includes debt investments on non-accrual status. Including non-income producing debt investments, the weighted average yield for the nine months ended September 30, 2026 and 2025 was 12.3% and 13.3%, respectively. The weighted average yields reported for these periods are annualized and reflect the weighted average yields to maturities.
(2)The weighted average portfolio yields on debt investments reflected above do not represent actual investment returns to our stockholders.
Note 9. Net Increase (Decrease) in Net Assets per Share
The following table shows the computation of basic and diluted net increase/(decrease) in net assets per share for the three and nine months ended September 30, 2026 and 2025:

Basic and Diluted Share Information (in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net investment income	$6,586	$10,310	$24,045	$32,323
Net increase (decrease) in net assets resulting from operations	$(1,714)	$15,233	$15,113	$41,095
Weighted average shares of common stock outstanding	40,711	40,325	40,602	40,233
Net investment income per share of common stock	$0.16	$0.26	$0.59	$0.80
Net increase (decrease) in net assets resulting from operations per share of common stock	$(0.04)	$0.38	$0.37	$1.02
Note 10.    Equity
Since inception through September 30, 2026, the Company issued 34,999,352 shares of common stock through an initial public offering and a concurrent private placement offering in 2014, a registered follow-on offering in 2015, a private placement offering in 2017, a registered follow-on offering and concurrent private placement offering in 2018, a registered follow-on offering in 2020 and a registered follow-on offering in 2022. The Company received net proceeds from these offerings of $488.1 million, net of the portion of the underwriting sales load and offering costs paid by the Company. Included in the $488.1 million of net proceeds from these offerings is $55.3 million in net proceeds from the Company’s issuance in August 2022 of an aggregate of 4,161,807 shares of common stock in a registered follow-on offering pursuant to an underwriting agreement by and among the Company, the Adviser and the Administrator, on the one hand, and Wells Fargo Securities, LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in the underwriting agreement. 411,807 of the shares issued in August 2022 were issued pursuant to the underwriters’ option to purchase additional shares.
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
On May 2, 2024, the Company entered into a new sales agreement (the “2024 Sales Agreement”) with the Adviser, the Administrator and the Sales Agent, providing for the issuance and sale from time to time of up to an aggregate of $75.0 million in shares of the Company’s common stock by means of at-the-market offerings (the “Current ATM Program”). Concurrently upon entry into the 2024 Sales Agreement, the Company, the Adviser, the Administrator and the Sales Agent agreed to the termination of the 2022 Sales Agreement and the Prior ATM Program. Subject to the terms of the 2024 Sales Agreement, the Sales Agent is not required to sell any specific number or dollar amount of securities but will act as the Company’s sales agent using commercially reasonable efforts consistent with the Sales Agent’s normal trading and sales practices, on mutually agreed terms between the Company and the Sales Agent. The maximum agent commission with respect to the shares of the Company’s common stock sold by the Company in the Current ATM Program is 2.0% of gross proceeds, with the exact amount of such compensation to be mutually agreed upon by the Company and the Sales Agent from time to time.

During the three and nine months ended September 30, 2026, the Company did not sell shares of common stock under the 2024 Sales Agreement. During the three and nine months ended September 30, 2025, the Company did not sell shares of common stock under the 2024 Sales Agreement. As of September 30, 2026, $56.5 million in shares remained available for sale under the Current ATM Program.
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
The following tables show information on the proceeds raised along with any related underwriting sales load and associated offering expenses, and the price at which common stock was issued by the Company, during the nine months ended September 30, 2026 and during the year ended December 31, 2025:

Issuance of Common Stock for the Nine Months Ended September 30, 2026 (in thousands, except for per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2026 distribution reinvestment	3/31/2026	108	$511	$—	$—	$4.74
Second quarter 2026 distribution reinvestment	6/30/2026	111	516	—	—	$4.66
Third quarter 2026 distribution reinvestment	9/30/2026	133	614	—	—	$4.62
Total issuance		352	$1,641	$—	$—

Issuance of Common Stock for the Year Ended December 31, 2025 (in thousands, except for per share data)	Date	Number of Shares of Common Stock Issued	Gross Proceeds Raised	Underwriting Sales Load	Offering Expenses	Gross Offering Price per Share
First quarter 2025 distribution reinvestment	3/31/2025	95	$633	$—	$—	$6.63
Second quarter 2025 distribution reinvestment	6/30/2025	91	605	—	—	$6.66
Third quarter 2025 distribution reinvestment	9/30/2025	76	417	—	—	$5.48
Fourth quarter 2025 distribution reinvestment	12/30/2025	92	558	—	—	$6.10
Total issuance		354	$2,213	$—	$—
Share Repurchase Program
On May 5, 2026, the Board authorized a 12-month stock repurchase program (the “Company Stock Repurchase Program”) for the purpose of repurchasing up to an aggregate of $12.5 million of its common stock in the open market at certain thresholds below its then-current net asset value per share in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price and amount of any share repurchases will be determined by the Company based upon an evaluation of economic and market conditions, stock price, applicable legal, contractual and regulatory requirements and other factors. The Company Stock Repurchase Program is scheduled to expire on May 6, 2027. During the three and nine months ended September 30, 2026, the Company did not repurchase any shares of common stock under the Company Stock Repurchase Program.
The Company had 40,842,783 and 40,491,145 shares of common stock outstanding as of September 30, 2026 and December 31, 2025, respectively.
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

The following table shows the Company's cash distributions per share that have been authorized by the Board since the Company's initial public offering to September 30, 2026. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2025, 2024, 2023, 2022, 2018 and 2017, distributions represent ordinary income as the Company's earnings equaled or exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
March 31, 2024	February 27, 2024	March 14, 2024	March 29, 2024	0.40
June 30, 2024	April 24, 2024	June 14, 2024	June 28, 2024	0.40
September 30, 2024	July 31, 2024	September 16, 2024	September 30, 2024	0.30
December 31, 2024	October 30, 2024	December 13, 2024	December 27, 2024	0.30
March 31, 2025	February 25, 2025	March 17, 2025	March 31, 2025	0.30
June 30, 2025	April 30, 2025	June 16, 2025	June 30, 2025	0.30
September 30, 2025	August 5, 2025	September 16, 2025	September 30, 2025	0.23
December 31, 2025	October 14, 2025	December 16, 2025	December 30, 2025	0.23
December 31, 2025	October 14, 2025	December 16, 2025	December 30, 2025	0.02	(3)

March 31, 2026	February 27, 2026	March 17, 2026	March 31, 2026	0.23
June 30, 2026	April 29, 2026	June 16, 2026	June 30, 2026	0.23
September 30, 2026	July 29, 2026	September 16, 2026	September 30, 2026	0.23
September 30, 2026	August 4, 2026	September 16, 2026	September 30, 2026	0.06	(3)
September 30, 2026	August 4, 2026	December 16, 2026	December 30, 2026	0.06	(3)
			Total cash distributions	$17.94
_______________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of the Company’s initial public offering on March 5, 2014 (commencement of operations) through March 31, 2014.
(2)Represents a special distribution.
(3)Represents a supplementary distribution.
It is the Company’s intention to distribute all or substantially all of its taxable income earned over the course of the year. However, the Company may choose not to distribute all of its taxable income for a number of reasons, including retaining excess taxable income for investment purposes and/or to defer the payment of distributions associated with the excess taxable income for future calendar years. During the three months ended September 30, 2026 and 2025, the Company recorded $0.4 million and $0.4 million, respectively, for an excise tax accrual. During the nine months ended September 30, 2026 and 2025, the Company recorded $1.0 million and $1.1 million, respectively, for an excise tax accrual. For the nine months ended September 30, 2026 and 2025, total distributions of $0.81 per share and $0.83 per share were declared, respectively, and represented distributions from ordinary income. No provision for income tax was recorded in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, the Company estimated it had undistributed taxable earnings from net investment income of $36.9 million, or $0.90 per share. Since March 5, 2014 (commencement of operations) to September 30, 2026, total distributions of $17.94 per share have been declared.
Note 12. Operating Segments
The Chief Executive Officer and Chief Financial Officer, collectively, act as the Company’s Chief Operating Decision Maker (“CODM”) and are responsible for assessing performance and allocating resources with respect to the Company. The CODM has concluded that the Company operates as a single operating segment based on the fact that the Company has a single investment objective to maximize the Company’s total return to stockholders primarily in the form of current income from secured loans, and secondarily through capital gains from equity “kickers” in the form of warrants and direct equity investments to venture capital-backed companies, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM include consolidated net investment income and consolidated net increase (decrease) in net assets resulting from operations. As the Company operates as a single segment, the measure of segment profit and segment assets is presented within the Company’s consolidated financial statements.
Note 13. Subsequent Events
The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Quarterly Report on Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2026, except as discussed below.
Distribution
On October 14, 2026, the Board declared a $0.23 per share regular quarterly distribution payable on December 30, 2026 to stockholders of record at the close of business on December 16, 2026.
Recent Portfolio Activity
From October 1, 2026 through November 3, 2026, the Company closed $60.0 million of additional debt commitments, funded $57.4 million in new investments and received $72.6 million of principal prepayments generating more than $2.0 million of accelerated income. TPC’s direct originations platform entered into $125.0 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for the Company are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.
Income Incentive Fee Waiver
Subsequent to quarter-end, the Adviser amended its existing income incentive fee waiver to waive, in full, its quarterly income incentive fee through the end of fiscal year 2027.

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
•our ability to obtain financing or refinance existing debt on favorable terms or at all;
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

•changes in our executive officers or the Adviser’s senior investment team could impact our performance or our perception in the venture capital market;
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
We were formed to expand the venture growth stage business segment of TPC’s investment platform. TPC is widely recognized as a leading financing provider devoted to serving venture capital-backed companies with creative, flexible and customized debt financing, equity capital and complementary services throughout their lifespans. TPC is located on Sand Hill Road in Silicon Valley and has a primary focus in technology and other high growth industries.
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

Portfolio Composition, Investment Activity and Asset Quality
Portfolio Composition
We originate and invest primarily in venture growth stage companies. Companies at the venture growth stage have distinct characteristics differentiating them from venture capital-backed companies at other stages in their development lifecycle. We invest primarily through (i) growth capital loans that have a secured collateral position and that are generally used by venture growth stage companies to finance their continued expansion and growth, (ii) on a select basis, (a) equipment financings, which may be structured as loans or leases, that have a secured collateral position on specified mission-critical equipment, and (b) revolving loans that have a secured collateral position and that are typically used by venture growth stage companies to advance against inventory, components, accounts receivable, contractual or future billings, bookings, revenues, sales or cash payments and collections including proceeds from a sale, financing or the equivalent and (iii) direct equity investments in venture growth stage companies. In connection with our growth capital loans, equipment financings and revolving loans, we generally receive warrant investments as part of the transaction that allow us to participate in any equity appreciation of our borrowers and enhance our overall investment returns. We may also invest in venture capital-backed companies in other lifecycle stages of development, including early stage and later stage, when our Adviser’s senior investment team believes that they present an attractive investment opportunity for us and may give us an advantage to not only source future financing opportunities but also to evaluate credit performance over a longer period of time.
As of September 30, 2026, we had 310 investments in 136 companies. Our investments included 98 debt investments, 135 warrant investments, and 77 direct equity and related investments. As of September 30, 2026, the aggregate cost and fair value of these investments were $749.3 million and $717.3 million, respectively. As of September 30, 2026, four of our portfolio companies were publicly traded. As of September 30, 2026, the 98 debt investments had an aggregate fair value of $573.9 million and a weighted average loan to enterprise value ratio at the time of underwriting of 6.7%. Enterprise value of a portfolio company is estimated based on information available, including any information regarding the most recent rounds of equity funding, at the time of origination.
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
The following tables show certain information relating to the composition of our portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$665,277	$573,888	$(91,389)	98	50
Warrant investments	27,238	63,728	36,490	135	120
Equity investments	56,798	79,725	22,927	77	57
Total Investments in Portfolio Companies	$749,313	$717,341	$(31,972)	310	136	(1)
_______________
(1)Represents non-duplicative number of companies.

	December 31, 2025
Investments by Type (dollars in thousands)	Cost	Fair Value	Net Unrealized Gains (losses)	Number of Investments	Number of Companies
Debt investments	$712,263	$645,366	$(66,897)	96	55
Warrant investments	27,988	49,194	21,206	132	118
Equity investments	80,112	88,984	8,872	74	55
Total Investments in Portfolio Companies	$820,363	$783,544	$(36,819)	302	133	(1)
_______________
(1)Represents non-duplicative number of companies.

The following tables show the fair value of the portfolio of investments, by industry and the percentage of the total investment portfolio, as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business/Productivity Software	$151,169	21.1%
E-Commerce - Clothing and Accessories	93,897	13.1
Consumer Products and Services	90,810	12.7
Financial Institution and Services	57,635	8.0
Business Applications Software	49,875	7.0
Other Financial Services	45,054	6.3
Insurance	31,875	4.4
Business Products and Services	25,568	3.6
Multimedia and Design Software	22,609	3.2
Aerospace and Defense	20,337	2.8
Financial Software	15,825	2.2
Communication Software	15,505	2.2
Entertainment	14,517	2.0
Healthcare Technology Systems	11,335	1.6
Information Services (B2C)	11,297	1.6
Network Management Software	11,285	1.6
Shopping Facilitators	10,026	1.4
Educational/Training Software	9,945	1.4
Consumer Retail	6,245	0.9
Semiconductors	4,728	0.7
Travel & Leisure	3,303	0.5
Real Estate Services	2,516	0.4
Healthcare Services	2,067	0.3
Consumer Finance	2,059	0.3
Computer Hardware	1,844	0.3
E-Commerce - Personal Goods	1,561	0.2
General Media and Content	999	0.1
Database Software	754	0.1
Consumer Non-Durables	634	*
Food & Drug	526	*
Energy	510	*
Commercial Services	440	*
Application Software	274	*
Social/Platform Software	206	*
Business to Business Marketplace	111	*
Total portfolio company investments	$717,341	100.0%
_______________
*Amount represents less than 0.10% of the total portfolio investments at fair value.

	December 31, 2025
Investments in Portfolio Companies by Industry (dollars in thousands)	At Fair Value	Percentage of Total Investments
Business/Productivity Software	$132,863	17.0%
Consumer Products and Services	108,221	13.8
E-Commerce - Clothing and Accessories	100,570	12.8
Financial Institution and Services	85,669	10.9
Business Applications Software	52,167	6.7
Other Financial Services	38,703	4.9
Insurance	31,655	4.0
Healthcare Technology Systems	26,851	3.4
Business Products and Services	23,809	3.0
Entertainment	22,090	2.8
Aerospace and Defense	21,175	2.7
Multimedia and Design Software	18,759	2.4
Financial Software	16,112	2.1
Communication Software	12,766	1.6
Educational/Training Software	11,842	1.5
Information Services (B2C)	11,794	1.5
Real Estate Services	10,819	1.4
Network Management Software	10,775	1.4
Database Software	10,579	1.4
Shopping Facilitators	9,226	1.2
Consumer Retail	6,202	0.8
Semiconductors	4,560	0.6
Travel & Leisure	3,329	0.4
Computer Hardware	2,101	0.3
General Media and Content	2,091	0.3
Consumer Finance	2,059	0.3
Healthcare Services	2,045	0.3
E-Commerce - Personal Goods	1,563	0.2
Energy	993	0.1
Consumer Non-Durables	634	0.1
Food & Drug	526	0.1
Commercial Services	447	0.1
Application Software	274	*
Social/Platform Software	151	*
Business to Business Marketplace	111	*
Advertising / Marketing	13	*
Total portfolio company investments	$783,544	100.0%
_______________
*Amount represents less than 0.05% of the total portfolio investments at fair value.
The following table shows the financing product type of our debt investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Debt Investments by Financing Product (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Fair Value	Percentage of Total Debt Investments
Growth capital loans	$549,012	95.7%	$617,047	95.6%
Revolver loans	23,378	4.1	26,783	4.2
Convertible notes	1,498	0.2	1,536	0.2
Total debt investments	$573,888	100.0%	$645,366	100.0%
Growth capital loans in which the borrower held a term loan facility, with or without an accompanying revolving loan, in priority to our senior lien represent 17.2% and 11.4% of our debt investments at fair value as of September 30, 2026 and December 31, 2025, respectively.

Investment Activity
During the three months ended September 30, 2026, we entered into debt commitments with four new portfolio companies and four existing portfolio companies totaling $43.0 million, funded debt investments to four portfolio companies for $0.7 million in principal value and acquired warrant investments representing $0.6 million at fair value. Debt investments funded during the three months ended September 30, 2026 carried a weighted average annualized portfolio yield of 11.2% at origination.
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
During the nine months ended September 30, 2026, we entered into debt commitments with nine new portfolio companies and five existing portfolio companies totaling $73.8 million, funded debt investments to 15 portfolio companies for $75.1 million in principal value, acquired warrant investments representing $1.5 million at fair value, and made direct equity investments of $0.3 million. Debt investments funded during the nine months ended September 30, 2026 carried a weighted average annualized portfolio yield of 12.8% at origination.
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
During the three months ended September 30, 2026, we received $11.0 million of principal prepayments, $1.0 million of early repayments, and $5.4 million of scheduled principal amortization. During the nine months ended September 30, 2026, we received $63.2 million of principal prepayments, $7.2 million of early repayments and $19.5 million of scheduled principal amortization.
During the three months ended September 30, 2025, we received $15.0 million of principal prepayments, $0.5 million of early repayments and $4.0 million of scheduled principal amortization. During the nine months ended September 30, 2025, we received $75.7 million of principal prepayments, $2.6 million of early repayments and $25.2 million of scheduled principal amortization.
The following table shows the total portfolio investment activity for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Beginning portfolio at fair value	$780,742	$717,885	$783,544	$676,249
New debt investments, net(1)	705	86,906	73,345	192,420
Scheduled principal amortization	(5,394)	(4,000)	(19,509)	(25,192)
Principal prepayments and early repayments	(12,038)	(15,489)	(70,425)	(78,249)
Net amortization and accretion of premiums and discounts and end-of-term payments	2,037	1,648	5,879	7,376
Payment-in-kind coupon	2,462	4,796	8,996	13,803
New warrant investments	639	837	1,485	2,597
New equity investments	—	1,001	303	2,984
Proceeds from dispositions of investments	(43,500)	(55)	(57,345)	(2,364)
Net realized gains (losses) on investments	(26,433)	(694)	(13,778)	1,583
Net change in unrealized gains (losses) on investments	18,121	5,627	4,846	7,255
Ending portfolio at fair value	$717,341	$798,462	$717,341	$798,462
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

The following table shows the debt commitments, fundings of debt investments (principal balance) and equity investments, and non-binding term sheet activity for the three and nine months ended September 30, 2026 and 2025:

Commitments and Fundings (in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Debt Commitments
New portfolio companies	$19,500	$176,250	$29,750	$342,750
Existing portfolio companies	23,500	5,516	44,000	75,659
Total(1)	$43,000	$181,766	$73,750	$418,409

Funded Debt Investments	$716	$88,170	$75,093	$194,355

Equity Investments	$—	$550	$303	$1,647

Non-Binding Term Sheets	$106,000	$421,081	$668,860	$977,976
_______________
(1)Includes backlog of potential future commitments, as applicable.
We may enter into commitments with certain portfolio companies that permit an increase in the commitment amount in the future in the event that conditions to such increases are met (“backlog of potential future commitments”). If such conditions to increase are met, these amounts may become unfunded commitments if not drawn prior to expiration. As of September 30, 2026 we did not have any backlog of potential future commitments. As of December 31, 2025, we had a $0.3 million backlog of potential future commitments.

Asset Quality
Consistent with TPC’s existing policies, our Adviser maintains a Credit Watch List that places borrowers into five risk categories based upon our Adviser’s senior investment team’s judgment and in consultation with, among others, the Adviser’s Portfolio Group Committee and Originations Professionals and Investment and Credit Analysis Professionals, where 1 is the best rating and all new loans are generally assigned a rating of 2.

Category	Category Definition	Action Item

Clear (1)	Performing above expectations and/or strong financial or enterprise profile, value or coverage.	Review quarterly.
White (2)	Performing at expectations and/or reasonably close to it. Reasonable financial or enterprise profile, value or coverage. Generally, all new loans are initially graded White (2).	Contact portfolio company periodically; in no event less than quarterly.
Yellow (3)	Performing generally below expectations and/or some proactive concern due to industry, business, financial and/or related factors. Adequate financial or enterprise profile, value or coverage.	Contact portfolio company monthly or more frequently as determined by our Adviser; contact venture capital investors.
Orange (4)	Needs close attention due to performance materially below expectations, weak financial and/or enterprise profile, concern regarding additional capital or exit equivalent. Possibility exists for some investment loss if deterioration continues.	Contact portfolio company weekly or more frequently as determined by our Adviser; contact venture capital investors regularly; our Adviser forms a workout group to minimize risk of loss.
Red (5)	Serious concern/trouble due to pending or actual default or equivalent. May experience partial and/or full investment loss.	Maximize value from assets.
The following table shows the credit categories for the Company’s debt investments at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
Credit Category (dollars in thousands)	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies	Fair Value	Percentage of Total Debt Investments	Number of Portfolio Companies
Clear (1)	$45,310	7.9%	3	$45,042	7.0%	3
White (2)	371,593	64.7	35	484,866	75.1	43
Yellow (3)	136,497	23.8	7	86,255	13.4	4
Orange (4)	17,320	3.0	4	25,212	3.9	4
Red (5)	3,168	0.6	1	3,991	0.6	1
	$573,888	100.0%	50	$645,366	100.0%	55

As of September 30, 2026 and December 31, 2025, the weighted average investment ranking of our debt investment portfolio was 2.24 and 2.16, respectively. During the three months ended September 30, 2026, portfolio company credit category changes, excluding fundings and repayments, consisted of the following: one portfolio company with a principal balance of $28.0 million was upgraded from Yellow (3) to White (2), and two portfolio companies with an aggregate principal balance of $33.8 million were downgraded from White (2) to Yellow (3).
As of September 30, 2026, we had investments in four portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $38.0 million and $16.3 million, respectively. As of December 31, 2025, we had investments in four portfolio companies which were on non-accrual status, with an aggregate cost and fair value of $39.7 million and $17.1 million, respectively.
Results of Operations
Comparison of operating results for the three and nine months ended September 30, 2026 and 2025
An important measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gains (losses) and net unrealized gains (losses). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses including interest on borrowed funds. Net realized gains (losses) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized gains (losses) on investments is the net change in the fair value of our investment portfolio.
For the three months ended September 30, 2026, our net decrease in net assets resulting from operations was $1.7 million, which was comprised of $6.6 million of net investment income and $8.3 million of net realized and unrealized losses. For the three months ended September 30, 2025, our net increase in net assets resulting from operations was $15.2 million, which was comprised of $10.3 million of net investment income and $4.9 million of net realized and unrealized gains. On a per share basis for the three months ended September 30, 2026, net investment income was $0.16 per share and the net decrease in net assets from operations was $0.04 per share, as compared to net investment income of $0.26 per share and a net increase in net assets from operations of $0.38 per share for the three months ended September 30, 2025.
For the nine months ended September 30, 2026, our net increase in net assets resulting from operations was $15.1 million, which was comprised of $24.0 million of net investment income and $8.9 million of net realized and unrealized losses. For the nine months ended September 30, 2025, our net increase in net assets resulting from operations was $41.1 million, which was comprised of $32.3 million of net investment income and $8.8 million of net realized and unrealized gains. On a per share basis for the nine months ended September 30, 2026, net investment income was $0.59 per share and the net increase in net assets from operations was $0.37 per share, as compared to net investment income of $0.80 per share and a net increase in net assets from operations of $1.02 per share for the nine months ended September 30, 2025.

Investment Income
For the three months ended September 30, 2026, total investment and other income was $20.2 million as compared to $22.7 million for the three months ended September 30, 2025. The decrease in total investment and other income for the three months ended September 30, 2026, compared to the 2025 period, is primarily due to lower investment yields in part due to a lower Prime Rate.
For the nine months ended September 30, 2026, total investment and other income was $65.1 million as compared to $68.4 million for the nine months ended September 30, 2025. The decrease in total investment and other income for the nine months ended September 30, 2026, compared to the 2025 period, is primarily due to lower investment yields in part due to a lower Prime Rate.
For the three months ended September 30, 2026, we recognized $0.1 million in other income consisting of $17,000 due to the termination or expiration of unfunded commitments and $0.1 million from the realization of certain fees paid and accrued from portfolio companies. For the three months ended September 30, 2025, we recognized $0.5 million in other income consisting of $61,000 due to the termination or expiration of unfunded commitments and $0.5 million from the realization of certain fees paid and accrued from portfolio companies.
For the nine months ended September 30, 2026, we recognized $0.9 million in other income consisting of $0.6 million due to the termination or expiration of unfunded commitments and $0.4 million from the realization of certain fees paid and accrued from portfolio companies. For the nine months ended September 30, 2025, we recognized $2.2 million in other income consisting of $0.5 million due to the termination or expiration of unfunded commitments and $1.6 million from the realization of certain fees paid and accrued from portfolio companies.

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
For the three months ended September 30, 2026, total operating expenses were $13.2 million, as compared to $12.0 million, inclusive of an income incentive fee waiver of $2.1 million, for the three months ended September 30, 2025. For the three months ended September 30, 2026 and 2025, excise tax expenses were $0.4 million and $0.4 million, respectively.
For the nine months ended September 30, 2026, total operating expenses, inclusive of an income incentive fee waiver of $3.2 million, were $40.1 million, as compared to $34.9 million, inclusive of an income incentive fee waiver of $3.3 million, for the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, excise tax expenses were $1.0 million and $1.1 million, respectively.
Base management fees for the three months ended September 30, 2026 and 2025 totaled $3.6 million and $3.4 million, respectively. Base management fees for the nine months ended September 30, 2026 and 2025 totaled $10.8 million and $10.0 million, respectively. Base management fees increased during the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, due primarily to increases in the average size of our portfolio during the applicable periods used in the calculations.
There were no income incentive fees earned by the Adviser for the three months ended September 30, 2026. The Adviser waived the $3.2 million in income incentive fees earned for the nine months ended September 30, 2026, pursuant to a waiver agreement whereby the Adviser had agreed to waive, in full, any and all of the income incentive fee until and including the quarter ending December 31, 2026. The Adviser waived the $2.1 million and $3.3 million in income incentive fees earned for the three and nine months ended September 30, 2025 pursuant to the Adviser’s waiver agreement. For the nine months ended September 30, 2025, our income incentive fee was reduced by $3.1 million due to the total return requirement under the income component of our incentive fee structure, which when combined with the incentive fee waivers for the three and nine months ended September 30, 2025, resulted in a corresponding increase in net investment income of $2.1 million and $6.5 million, respectively.
There were no capital gains incentive fee expenses for the three and nine months ended September 30, 2026 and 2025.
Interest expense and amortization of fees totaled $7.9 million and $6.8 million for the three months ended September 30, 2026 and 2025, respectively. The increase during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, is primarily due to a higher weighted-average outstanding principal balance under the Credit Facility and the higher weighted average interest rates on our aggregate outstanding borrowings following (i) the March 2026 maturity of the $200.0 million in aggregate principal amount of our 2026 Notes, which bore interest at 4.5% per year and (ii) the issuance in February 2026 of $75.0 million aggregate principal amount of our 7.50% 2028 Notes, which bear interest at 7.50% per year. Interest expense and amortization of fees totaled $24.0 million and $19.9 million for the nine months ended September 30, 2026 and 2025, respectively. The increase during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, is primarily due to higher weighted average interest rates on our outstanding borrowings following the events noted above.
Administration Agreement and general and administrative expenses totaled $1.8 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively. Administration Agreement and general and administrative expenses totaled $5.3 million and $5.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase for the 2026 periods, as compared to the 2025 periods, is primarily due to higher overhead allocation.
Net Realized Gains and Losses and Net Unrealized Gains and Losses
Realized gains and losses are included in “net realized gains (losses) on investments” in the consolidated statements of operations.
During the three months ended September 30, 2026, we recognized net realized losses on investments of $26.4 million resulting primarily from the sale of our debt, warrant and equity investments in one portfolio company and the write-off of a debt investment in one portfolio company, partially offset by net realized gains from the realization of a warrant investment in one portfolio company and equity investments in two portfolio companies. During the nine months ended September 30, 2026, we recognized net realized losses on investments of $13.8 million resulting primarily from the sale of our debt, warrant and equity investments in one portfolio company and the write-off of a debt investment in one portfolio company, partially offset by the realized gain on the partial sale of equity in one portfolio company, as well as the net impact of the realization of warrant investments in six portfolio companies and equity investments in two portfolio companies.
During the three months ended September 30, 2025, we recognized net realized losses on investments of $0.7 million from the dissolution of one portfolio company. During the nine months ended September 30, 2025, we recognized net realized gains on investments of $1.5 million, resulting primarily from the partial sale of equity in one portfolio company.

Unrealized gains and losses are included in “net change in unrealized gains (losses) on investments” in the consolidated statements of operations.
Net change in unrealized gains on investments during the three months ended September 30, 2026 was $18.1 million, consisting of $26.1 million of net unrealized gains from the reversal of previously recorded unrealized losses on investments realized during the period and $5.4 million of net unrealized gains on the existing warrant and equity portfolio resulting from fair value adjustments, partially offset by $13.0 million of net unrealized losses on the existing debt investment portfolio resulting from fair value adjustments and $0.4 million of net unrealized losses from foreign currency adjustments. Net change in unrealized gains on investments during the nine months ended September 30, 2026 was $4.8 million, consisting of $23.1 million of net unrealized gains on the existing warrant and equity portfolio resulting from fair value adjustments and $14.1 million net unrealized gains from the reversal of previously recorded unrealized losses on investments realized during the period, partially offset by $29.7 million of net unrealized losses on the existing debt investment portfolio resulting from fair value adjustments and $2.7 million of net unrealized losses from foreign currency adjustments.
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
The following table shows the weighted average annualized portfolio yield on our debt investments, comprising of cash interest income, accretion of the net purchase discount, facilities fees and the value of warrant investments received, accretion of EOT payments and the accelerated receipt of EOT payments on prepayments for the three and nine months ended September 30, 2026:

Ratios (Percentages, on an annualized basis)(1)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average portfolio yield on debt investments(2)	12.4%	13.2%	12.9%	14.0%
Coupon income	10.3%	10.8%	10.5%	11.2%
Accretion of discount	0.7%	0.8%	0.8%	1.0%
Accretion of end-of-term payments	1.0%	1.2%	1.0%	1.3%
Impact of prepayments during the period	0.4%	0.4%	0.6%	0.5%
_____________
(1)Weighted average portfolio yields on debt investments for periods shown are the annualized rates of interest income recognized during the period divided by the average amortized cost of debt investments in the portfolio during the period. The calculation of weighted average portfolio yields on debt investments excludes any non-income producing debt investments, but includes debt investments on non-accrual status. Including non-income producing debt investments, the weighted average yield for the three months ended September 30, 2026 and 2025 was 11.8% and 12.3%, respectively. Including non-income producing debt investments, the weighted average yield for the nine months ended September 30, 2026 and 2025 was 12.3% and 13.3%, respectively. The weighted average yields reported for these periods are annualized and reflect the weighted average yields to maturities.
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

Total return based on NAV is the change in ending NAV per share plus distributions per share paid during the period assuming participation in our dividend reinvestment plan divided by the beginning NAV per share for such period. Total return based on stock price is the change in the ending stock price of our common stock plus distributions paid during the period assuming participation in our dividend reinvestment plan divided by the beginning stock price of our common stock for such period. For the three months ended September 30, 2026 and 2025, our total return during the periods based on the change in NAV plus distributions reinvested as of the respective distribution dates was 2.1% and 5.9%, respectively, and our total return during the periods based on the change in stock price plus distributions reinvested as of the respective distribution dates was 5.2% and (14.2)%, respectively. For the nine months ended September 30, 2026 and 2025, our total return during the periods based on the change in NAV plus distributions reinvested as of the respective distribution dates was 11.4% and 16.1%, respectively, and our total return during the periods based on the change in stock price plus distributions reinvested as of the respective distribution dates was (13.1)% and (11.0)%, respectively.
The table below shows our return on average total assets and return on average NAV for the three and nine months ended September 30, 2026 and 2025:

Returns on Net Asset Value and Total Assets (dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net investment income	$6,586	$10,310	$24,045	$32,323
Net increase (decrease) in net assets	$(1,714)	$15,233	$15,113	$41,095

Average net asset value(1)	$353,258	$350,265	$353,649	$348,929
Average total assets(1)	$778,058	$806,425	$805,439	$787,109

Net investment income to average net asset value(2)	7.4%	11.7%	9.1%	12.4%
Net increase (decrease) in net assets to average net asset value(2)	(1.9)%	17.3%	5.7%	15.7%

Net investment income to average total assets(2)	3.4%	5.1%	4.0%	5.5%
Net increase (decrease) in net assets to average total assets(2)	(0.9)%	7.5%	2.5%	7.0%
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
As of September 30, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 95.7% of our total assets, as compared to 93.3% of our total assets as of December 31, 2025.
See “Note 2. Significant Accounting Policies” and “Note 4. Investments” in the notes to the consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 4, 2026 and “Note 4. Investments” in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our valuation process.
Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Credit Facility, as it may be extended or renewed from time to time, and our anticipated cash flows from operations, including from contractual monthly portfolio company payments and cash flows, prepayments, and the ability to liquidate publicly traded investments, will be adequate to meet our cash needs for our daily operations, including to fund our unfunded commitment obligations.
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
Cash Flows
During the nine months ended September 30, 2026, net cash provided by operating activities, consisting primarily of fundings and purchases of investments, net of principal prepayments and proceeds from investments and the items described in “Results of Operations,” was $69.8 million, and net cash used in financing activities was $99.2 million, due primarily to the repayment of the 2026 Notes and $28.8 million in distributions paid, partially offset by net borrowings under the Credit Facility of $55.0 million and proceeds from the issuance of the 7.50% 2028 Notes. As of September 30, 2026, cash and cash equivalents, including restricted cash, were $18.0 million.
During the nine months ended September 30, 2025, net cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was $87.6 million, and net cash provided by financing activities was $37.5 million, due primarily to the issuance of the 8.11% 2028 Notes and net borrowings under the Credit Facility of $90.0 million, partially offset by the repayment of the 2025 Notes and $31.7 million in distributions paid. As of September 30, 2025, cash and cash equivalents, including restricted cash, were $28.6 million.
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
Credit Facility
As of September 30, 2026, we had $300.0 million in total commitments available under the Credit Facility, subject to various covenants and borrowing base requirements. The Credit Facility also includes an accordion feature, which allows us to increase the size of the Credit Facility to up to $400.0 million under certain circumstances. The revolving period under the Credit Facility is scheduled to expire on November 30, 2027, and the scheduled maturity date of the Credit Facility is May 30, 2029 (unless otherwise terminated earlier pursuant to its terms). As of September 30, 2026 borrowings under the Credit Facility bear interest at the sum of (i) a floating rate based on certain indices, including SOFR and commercial paper rates (subject to a floor of 0.50%), plus (ii) a margin of (w) 2.75% if facility utilization is greater than or equal to 75%, (x) 2.85% if utilization is greater than or equal to 50% but less than 75%, (y) 3.00% if utilization is less than 50% and (z) 4.5% on or after the end of the revolving period. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the terms of the Credit Facility.
As of September 30, 2026 and December 31, 2025, we had outstanding borrowings under the Credit Facility of $150.0 million and $95.0 million, respectively, excluding deferred credit facility costs of $3.7 million and $4.6 million, respectively, which is included in the consolidated statements of assets and liabilities. We had $150.0 million and $205.0 million of remaining capacity on our Credit Facility as of September 30, 2026 and December 31, 2025, respectively.

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
As of September 30, 2026 and December 31, 2025, we have recorded in the consolidated statements of assets and liabilities our liability for the 2027 Notes, net of deferred issuance costs, of $124.9 million and $124.7 million, respectively.
As of September 30, 2026 and December 31, 2025, we were in compliance with all covenants under the 2027 Notes. As disclosed in our Current Report on Form 8-K filed with the SEC on September 21, 2026, our President and Chief Investment Officer, Sajal K. Srivastava, intends to resign from his executive officer positions and as a member of the Board, in each case effective as of the close of business on December 31, 2026. At such time, unless we obtain a successor reasonably acceptable to the holders of greater than 50.00% in principal amount of the outstanding 2027 Notes (the “Required Holders”), his cessation of involvement in the Company’s operations would constitute a default under the terms of the Note Purchase Agreement and, if he is not replaced by a successor reasonably acceptable to the Required Holders within a reasonable period of at least 120 days following December 31, 2026, such event would rise to the level of an Event of Default (as defined in the Note Purchase Agreement). However, the 2027 Notes are scheduled to mature in full on February 28, 2027 and we intend to repay them in full on or prior to February 28, 2027, before an Event of Default would be deemed to arise under the Note Purchase Agreement as a result of Mr. Srivastava’s resignation.
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
As of September 30, 2026 and December 31, 2025, we have recorded in the consolidated statements of assets and liabilities our liability for the 8.11% 2028 Notes, net of deferred issuance costs, of $49.7 million and $49.5 million, respectively. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 8.11% 2028 Notes.
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
As of September 30, 2026, we have recorded in the consolidated statements of assets and liabilities our liability for the 7.50% 2028 Notes, net of deferred issuance costs, of $74.8 million. See “Note 6. Borrowings” in the notes to the consolidated financial statements for more information regarding the 7.50% 2028 Notes.
Current ATM Program
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
As of September 30, 2026, $56.5 million in shares remained available for sale under the Current ATM Program.

Asset Coverage Requirements
On June 21, 2018, our stockholders voted at a special meeting of stockholders to approve a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of the stockholder approval at the special meeting, effective June 22, 2018, our applicable minimum asset coverage ratio under the 1940 Act has been decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of September 30, 2026, our asset coverage for borrowed amounts was 185%.
Contractual Obligations
The following table shows a summary of our payment obligations for repayment of debt as of September 30, 2026:

Payments Due By Period (in thousands)	September 30, 2026
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility	$150,000	$—	$150,000	$—	$—
2027 Notes	125,000	125,000	—	—	—
8.11% 2028 Notes	50,000	—	50,000	—	—
7.50% 2028 Notes	75,000	—	75,000	—	—
Total	$400,000	$125,000	$275,000	$—	$—

Unfunded Commitments
We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2026 and December 31, 2025, our unfunded commitments totaled $171.6 million and $260.4 million, respectively, of which $14.8 million and $50.7 million, respectively, was dependent upon the portfolio companies reaching certain milestones before the debt commitment becomes available to them.
The following table shows our unfunded commitments by portfolio company as of September 30, 2026 and December 31, 2025:

Unfunded Commitments(1) (in thousands)	September 30, 2026	December 31, 2025
Eightfold AI Inc.	$25,000	$25,000
Project Affinity, Inc.	25,000	25,000
Bidgely Inc.	20,000	20,000
Branch Messenger, Inc.	17,426	16,933
Minted, Inc.	14,286	14,286
NetSPI Midco Corporation	12,500	—
Muon Space, Inc.	10,000	4,264
Bitonic Technology Labs, Inc.	8,000	11,750
Pair Team, PBC	7,500	14,400
Etched.AI, Inc.	6,000	25,500
TakeOne Network Corp.	5,000	—
ThoughtSpot, Inc.	5,000	25,000
Lively, Inc.	3,250	3,250
Hover Inc.	2,400	6,000
Incode Technologies, Inc.	2,000	25,000
All Inspire Health, Inc.	1,333	1,000
Encharge AI, Inc.	1,000	1,000
Eridu Corporation	1,000	—
Heron Power Electronics Company	1,000	—
Signal Advisors USA, Inc.	867	966
Planhub Holdings, LLC	750	1,313
HeyAutofill, Inc.	600	—
Freed Inc.	500	—
Panorama Education, Inc.	500	600
Parry Labs, LLC	500	267
Haus Analytics Inc.	167	—
Rudderstack, Inc.	—	20,000
Simpplr Inc.	—	12,500
Ao1 Holdings Inc.	—	3,633
Hydrow, Inc.	—	1,410
Equafin Corp.	—	877
FlashParking, Inc.	—	500
Total	$171,579	$260,449
_____________
(1)Does not include backlog of potential future commitments. Refer to “Investment Activity” above.

The following table shows additional information on our unfunded commitments regarding milestones and expirations as of September 30, 2026 and December 31, 2025:

Unfunded Commitments(1) (in thousands)	September 30, 2026	December 31, 2025
Dependent on milestones	$14,833	$50,700
Expiring during:
2026	$53,983	$150,851
2027	109,729	83,131
2028	7,867	26,467
Unfunded commitments	$171,579	$260,449
_______________
(1)Does not include backlog of potential future commitments.
As of September 30, 2026, our unfunded commitments to 26 companies totaled $171.6 million. During the three and nine months ended September 30, 2026, $11.3 million and $87.9 million, respectively, in unfunded commitments expired or were terminated.
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
The fair value at the inception of the delay draw credit agreements with our portfolio companies is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the relevant counterparty’s credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments. As of September 30, 2026 and December 31, 2025, the fair value for these unfunded commitments totaled $1.2 million and $1.8 million, respectively, and was included in “other accrued expenses and liabilities” in our consolidated statements of assets and liabilities.
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

The following table shows our cash distributions per share that have been authorized by our Board since our initial public offering to September 30, 2026. From March 5, 2014 (commencement of operations) to December 31, 2015, and during the years ended December 31, 2025, 2024, 2023, 2022, 2018 and 2017 distributions represent ordinary income as our earnings equaled or exceeded distributions. Approximately $0.24 per share of the distributions during the year ended December 31, 2016 represented a return of capital. During the years ended December 31, 2021, 2020 and 2019, distributions represent ordinary income and long term capital gains. Any future distributions to our stockholders may be for amounts less than our historical distributions, may be made less frequently than historical practices, and may be made in part cash and part stock (as per each stockholder’s election), subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution.

Period Ended	Date Declared	Record Date	Payment Date	Per Share Amount
March 31, 2014	April 3, 2014	April 15, 2014	April 30, 2014	$0.09	(1)
June 30, 2014	May 13, 2014	May 30, 2014	June 17, 2014	0.30
September 30, 2014	August 11, 2014	August 29, 2014	September 16, 2014	0.32
December 31, 2014	October 27, 2014	November 28, 2014	December 16, 2014	0.36
December 31, 2014	December 3, 2014	December 22, 2014	December 31, 2014	0.15	(2)
March 31, 2015	March 16, 2015	March 26, 2015	April 16, 2015	0.36
June 30, 2015	May 6, 2015	May 29, 2015	June 16, 2015	0.36
September 30, 2015	August 11, 2015	August 31, 2015	September 16, 2015	0.36
December 31, 2015	November 10, 2015	November 30, 2015	December 16, 2015	0.36
March 31, 2016	March 14, 2016	March 31, 2016	April 15, 2016	0.36
June 30, 2016	May 9, 2016	May 31, 2016	June 16, 2016	0.36
September 30, 2016	August 8, 2016	August 31, 2016	September 16, 2016	0.36
December 31, 2016	November 7, 2016	November 30, 2016	December 16, 2016	0.36
March 31, 2017	March 13, 2017	March 31, 2017	April 17, 2017	0.36
June 30, 2017	May 9, 2017	May 31, 2017	June 16, 2017	0.36
September 30, 2017	August 8, 2017	August 31, 2017	September 15, 2017	0.36
December 31, 2017	November 6, 2017	November 17, 2017	December 1, 2017	0.36
March 31, 2018	March 12, 2018	March 23, 2018	April 6, 2018	0.36
June 30, 2018	May 2, 2018	May 31, 2018	June 15, 2018	0.36
September 30, 2018	August 1, 2018	August 31, 2018	September 14, 2018	0.36
December 31, 2018	October 31, 2018	November 30, 2018	December 14, 2018	0.36
December 31, 2018	December 6, 2018	December 20, 2018	December 28, 2018	0.10	(2)
March 31, 2019	March 1, 2019	March 20, 2019	March 29, 2019	0.36
June 30, 2019	May 1, 2019	May 31, 2019	June 14, 2019	0.36
September 30, 2019	July 31, 2019	August 30, 2019	September 16, 2019	0.36
December 31, 2019	October 30, 2019	November 29, 2019	December 16, 2019	0.36
March 31, 2020	February 28, 2020	March 16, 2020	March 30, 2020	0.36
June 30, 2020	April 30, 2020	June 16, 2020	June 30, 2020	0.36
September 30, 2020	July 30, 2020	August 31, 2020	September 15, 2020	0.36
December 31, 2020	October 29, 2020	November 27, 2020	December 14, 2020	0.36
December 31, 2020	December 21, 2020	December 31, 2020	January 13, 2021	0.10	(2)
March 31, 2021	February 24, 2021	March 15, 2021	March 31, 2021	0.36
June 30, 2021	April 29, 2021	June 16, 2021	June 30, 2021	0.36
September 30, 2021	July 28, 2021	August 31, 2021	September 15, 2021	0.36
December 31, 2021	October 29, 2021	November 30, 2021	December 15, 2021	0.36
March 31, 2022	February 22, 2022	March 15, 2022	March 31, 2022	0.36
June 30, 2022	April 28, 2022	June 16, 2022	June 30, 2022	0.36
September 30, 2022	July 27, 2022	September 15, 2022	September 30, 2022	0.36
December 31, 2022	October 28, 2022	December 15, 2022	December 30, 2022	0.37
December 31, 2022	December 9, 2022	December 22, 2022	December 30, 2022	0.10	(2)
March 31, 2023	February 21, 2023	March 15, 2023	March 31, 2023	0.40
June 30, 2023	April 26, 2023	June 15, 2023	June 30, 2023	0.40
September 30, 2023	July 26, 2023	September 15, 2023	September 29, 2023	0.40
December 31, 2023	October 26, 2023	December 15, 2023	December 29, 2023	0.40
March 31, 2024	February 27, 2024	March 14, 2024	March 29, 2024	0.40
June 30, 2024	April 24, 2024	June 14, 2024	June 28, 2024	0.40
September 30, 2024	July 31, 2024	September 16, 2024	September 30, 2024	0.30
December 31, 2024	October 30, 2024	December 13, 2024	December 27, 2024	0.30
March 31, 2025	February 25, 2025	March 17, 2025	March 31, 2025	0.30
June 30, 2025	April 30, 2025	June 16, 2025	June 30, 2025	0.30

September 30, 2025	August 5, 2025	September 16, 2025	September 30, 2025	0.23
December 31, 2025	October 14, 2025	December 16, 2025	December 30, 2025	0.23
December 31, 2025	October 14, 2025	December 16, 2025	December 30, 2025	0.02	(3)
March 31, 2026	February 27, 2026	March 17, 2026	March 31, 2026	0.23
June 30, 2026	April 29, 2026	June 16, 2026	June 30, 2026	0.23
September 30, 2026	July 29, 2026	September 16, 2026	September 30, 2026	0.23
September 30, 2026	August 4, 2026	September 16, 2026	September 30, 2026	0.06	(3)
September 30, 2026	August 4, 2026	December 16, 2026	December 30, 2026	0.06	(3)
			Total cash distributions	$17.94
_____________
(1)The amount of this initial distribution reflected a quarterly distribution rate of $0.30 per share, prorated for the 27 days for the period from the pricing of our initial public offering on March 5, 2014 (commencement of operations), through March 31, 2014.
(2)Represents a special distribution.
(3)Represents a supplementary distribution.
For the three months ended September 30, 2026, distributions paid were comprised of interest-sourced distributions (qualified interest income) in an amount equal to 81.4% of total distributions paid. As of September 30, 2026, we had estimated undistributed taxable earnings from net investment income of $36.9 million, or $0.90 per share.
Recent Accounting Pronouncements
None.
Recent Developments
Distribution
On October 14, 2026, the Board declared a $0.23 per share regular quarterly distribution payable on December 30, 2026 to stockholders of record at the close of business on December 16, 2026.
Recent Portfolio Activity
From October 1, 2026 through November 3, 2026, we closed $60.0 million of additional debt commitments, funded $57.4 million in new investments and received $72.6 million of principal prepayments generating more than $2.0 million of accelerated income. TPC’s direct originations platform entered into $125.0 million of additional non-binding signed term sheets with venture growth stage companies. These investment opportunities for us are subject to due diligence, definitive documentation and investment committee approval, as well as compliance with the Adviser’s allocation policy.
Income Incentive Fee Waiver
Subsequent to quarter-end, the Adviser amended its existing income incentive fee waiver to waive, in full, its quarterly income incentive fee through the end of fiscal year 2027.
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
As of September 30, 2026, approximately 67.1%, or $420.9 million in principal balance, of the debt investments in our portfolio bore interest at floating rates, which generally are Prime-based, and all Prime-based loans have interest rate floors that are tied to minimum Prime Rates for purposes of calculating interest due of 3.25% or higher. Substantially all of our unfunded commitments float with changes in the Prime Rate or SOFR from the date we enter into the commitment to the date of the actual draw. In addition, our interest expense will be affected by changes in the interest rate in connection with our Credit Facility to the extent it remains above the interest rate floor; however, our outstanding unsecured notes bear interest at fixed rates (subject to increases in the applicable fixed rates upon the occurrence of certain events pursuant to the relevant note purchase agreement).
As of September 30, 2026, our floating rate borrowings totaled $150.0 million, which represented 37.5% of our outstanding debt. As of September 30, 2026, 91.9% of our floating rate debt investments were subject to interest-rate floors that are tied to minimum Prime Rates for purposes of calculating interest due set at 3.25% or higher. Because the Prime Rate as of September 30, 2026 was 7.00%, decreases in interest rates will impact our interest income to a limited extent until the Prime Rate reaches the applicable Prime Rate floor, while increases in interest rates will increase our interest income to the extent that such rates exceed the applicable Prime Rate floor. In addition, with respect to interest expense on our floating rate borrowings under the Credit Facility, we will benefit from any decreases in interest rates up to the point that the SOFR rate decreases to 0.50%, which is the SOFR interest-rate floor under the Credit Facility as of September 30, 2026. However, because current interest rates exceed the SOFR interest-rate floor under our Credit Facility as of September 30, 2026, our interest expense on floating rate borrowings will increase if rates rise. The following table illustrates the annual impact on our net investment income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure from the September 30, 2026 consolidated statement of assets and liabilities:

Change in Interest Rates (in thousands)	Increase (decrease) in interest income	(Increase) decrease in interest expense	Net increase (decrease) in net investment income
Up 300 basis points	$10,721	$(4,500)	$6,221
Up 200 basis points	$6,646	$(3,000)	$3,646
Up 100 basis points	$2,677	$(1,500)	$1,177
Up 50 basis points	$998	$(750)	$248
Down 50 basis points	$(638)	$750	$112
Down 100 basis points	$(1,012)	$1,500	$488
Down 200 basis points	$(1,347)	$3,000	$1,653
Down 300 basis points	$(1,683)	$4,500	$2,817
This analysis is indicative of the potential impact on our investment income as of September 30, 2026, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after September 30, 2026 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.
Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. As of September 30, 2026, we had no interest rate hedging transactions in place, but may seek to enter into such transactions in the future.
Foreign Currency Exchange Rate Risk
We may also have exposure to changes in foreign currency exchange rates in connection with certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. As of September 30, 2026, we had $76.7 million of investments at fair value denominated in foreign currencies and had no foreign currency hedging transactions in place, but may seek to enter into such transactions in the future.
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
Changes in Internal Control Over Financial Reporting
Management has not identified any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025 (filed with the SEC on March 4, 2026) which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act. Similarly, the Company did not repurchase any shares of our equity securities during the quarter ended September 30, 2026.
On May 5, 2026, the Board authorized the Company Stock Repurchase Program for the purpose of repurchasing up to an aggregate of $12.5 million of our common stock in the open market at certain thresholds below our then-current net asset value per share in accordance with the guidelines specified in Rule 10b-18 under the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by the Company based upon an evaluation of economic and market conditions, stock price, applicable legal, contractual and regulatory requirements and other factors. The Company Stock Repurchase Program is scheduled to expire on May 6, 2027. During the three months ended September 30, 2026, we did not repurchase any shares of our common stock under the Company Stock Repurchase Program.
On August 6, 2025, TPC announced a discretionary share purchase program to acquire up to $14 million of our outstanding shares of common stock at prices below the then-current NAV per share for a 12-month period subject to certain trading parameters and limitations. These purchases may occur through various methods, including in open-market transactions and through privately negotiated transactions, and may be conducted in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. On November 6, 2025, TPC adopted a Rule 10b5-1 trading plan under the Exchange Act in connection with its share purchase program relating to our common stock. As of March 31, 2026, TPC’s Rule 10b5-1 trading plan was no longer in effect in accordance with its terms, prior to which date TPC had repurchased an aggregate amount of approximately $12.8 million of our common stock pursuant to its discretionary share purchase program. During the three months ended September 30, 2026, TPC did not purchase any shares of our common stock under the discretionary share purchase program.
On September 18, 2026, TPC purchased from Mr. Srivastava 313,865 shares of our common stock, at a purchase price of $4.7061 per share, for a total purchase price of $1,477,081, in a private transaction under Section 4(a)(2) of the Securities Act (the “September 2026 TPC Share Purchase”). The September 2026 TPC Share Purchase was effected in connection with Mr. Srivastava’s announcement of intent to resign (1) from his executive officer positions at the Company and as a member of the Board and (2) from his executive officer position at TPC, in each case effective the close of business on December 31, 2026.
Dividend Reinvestment Plan
During the three months ended September 30, 2026, we issued 133,060 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The cash paid for shares of common stock issued under our dividend reinvestment plan during the three months ended September 30, 2026 was $0.6 million.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Income Incentive Fee Waiver
Subsequent to quarter-end, the Adviser amended its existing income incentive fee waiver to waive, in full, its quarterly income incentive fee through the end of fiscal year 2027.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Fees and Expenses
The information in the following table is being provided to update, as of September 30, 2026, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-277680), declared effective by the SEC on April 18, 2024, as supplemented by the prospectus supplement relating to our Current ATM Program. The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Quarterly Report on Form 10-Q, or any filing under the Securities Act into which this Quarterly Report on Form 10-Q is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.
Except as noted below, the following annualized percentages were calculated based on actual expenses incurred in the nine months ended September 30, 2026 and net assets as of September 30, 2026, and do not include events occurring subsequent thereto. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses:
Sales load or other commission payable by us (as a percentage of offering price)	—%	(1)
Offering expenses (as a percentage of offering price)	—%	(2)
Dividend reinvestment plan expenses	—%	(3)
Total Stockholder Transaction Expenses (as a percentage of offering price)	—%
Annual Expenses (as a percentage of net assets attributable to common stock):
Base management fee payable under the Advisory Agreement	4.24%	(4)
Incentive fee payable under the Advisory Agreement (20% of net investment income and realized capital gains)	1.24%	(5)
Interest payments on borrowed funds	9.45%	(6)
Other expenses	2.46%	(7)
Total annual expenses	17.39%
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

(5)Assumes that annual incentive fees earned by our Adviser remain consistent with the incentive fees that would have been earned by our Adviser (if not for the cumulative “catch-up” provision explained below) for the nine months ended September 30, 2026 (annualized) adjusted for any equity issuances. The incentive fee figures set forth in this table do not take into account any waiver of the quarterly income incentive fee, which waiver is in effect through the end of the fiscal year 2027. The incentive fee consists of two components, investment income and capital gains, which are largely independent of each other, with the result that one component may be payable even if the other is not payable. Under the investment income component, we pay our Adviser each quarter 20.0% of the amount by which our pre-incentive fee net investment income for the quarter exceeds a hurdle rate of 2.0% (which is 8.0% annualized) of our net assets at the end of the immediately preceding calendar quarter, subject to a “catch-up” provision pursuant to which our Adviser receives all of such income in excess of the 2.0% level but less than 2.5% and subject to a total return requirement. The effect of the “catch-up” provision is that, subject to the total return provision discussed below, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our Adviser receives 20.0% of our pre-incentive fee net investment income as if the 2.0% hurdle rate did not apply. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent that 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 exceeds the cumulative incentive fees accrued and/or paid since March 5, 2014. In other words, any investment income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20.0% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle rate, subject to the “catch-up” provision and (ii) (x) 20.0% of the cumulative net increase in net assets resulting from operations since March 5, 2014 minus (y) the cumulative incentive fees accrued and/or paid since March 5, 2014. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the sum of our pre-incentive fee net investment income, realized gains and losses and unrealized appreciation and depreciation since March 5, 2014. Under the capital gains component of the incentive fee, we pay our Adviser at the end of each calendar year 20.0% of our aggregate cumulative realized capital gains from inception through the end of that year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized depreciation through the end of such year, less the aggregate amount of any previously paid capital gain incentive fees. For the foregoing purpose, our “aggregate cumulative realized capital gains” does not include any unrealized appreciation. It should be noted that we accrue an incentive fee for accounting purposes taking into account any unrealized appreciation in accordance with GAAP. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.
(6)“Interest payments on borrowed funds” represent our estimated annual interest payment, fees and credit facility expenses and are based on results of operations for the nine months ended September 30, 2026 (annualized), including with respect to the Credit Facility, the 2026 Notes, the 2027 Notes, the 8.11% 2028 Notes, and the 7.50% 2028 Notes. The costs associated with any outstanding indebtedness are indirectly borne by our common stockholders. The amount of leverage we employ at any particular time will depend on, among other things, the Board’s and our Adviser’s assessment of the market and other factors at the time at any proposed borrowing. We may also issue preferred stock, subject to our compliance with applicable requirements under the 1940 Act.
(7)“Other expenses” represent our estimated amounts for the current fiscal year, which are based upon the results of our operations for the nine months ended September 30, 2026 (annualized), including payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our Administrator.
Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (1)	$162	$432	$646	$1,004
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return entirely from realized capital gains	$172	$455	$673	$1,025
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

Price Range of Common Stock and Distributions
Our common stock is traded on the NYSE under the symbol “TPVG.” The following table shows, for each fiscal quarter during the last two full fiscal years and the current fiscal year to date, the net asset value (“NAV”) per share of our common stock, the high and low closing sales prices for our common stock, such sales prices as a percentage of NAV per share and quarterly declared distributions per share.

		Closing Sales Price(2)		Premium/(Discount) of High Sales Price to NAV(3)	Premium/(Discount) of Low Sales Price to NAV(3)	Declared Distributions
Period	NAV(1)	High	Low
Fourth Quarter of 2026 (through November 3, 2026)	*	$4.90	$4.23	*	*	$0.23
Third Quarter of 2026	$8.32	$5.50	$4.42	(33.9)%	(46.9)%	$0.35	(5)
Second Quarter of 2026	$8.67	$5.98	$4.59	(31.0)%	(47.1)%	$0.23
First Quarter of 2026	$8.65	$6.72	$4.50	(22.3)%	(48.0)%	$0.23
Fourth Quarter of 2025	$8.73	$6.79	$5.24	(22.2)%	(40.0)%	$0.25	(4)
Third Quarter of 2025	$8.79	$7.42	$5.76	(15.6)%	(34.5)%	$0.23
Second Quarter of 2025	$8.65	$7.37	$5.76	(14.8)%	(33.4)%	$0.30
First Quarter of 2025	$8.62	$8.14	$6.98	(5.6)%	(19.0)%	$0.30
Fourth Quarter of 2024	$8.61	$8.39	$6.50	(2.6)%	(24.5)%	$0.30
Third Quarter of 2024	$9.10	$8.99	$6.86	(1.2)%	(24.6)%	$0.30
Second Quarter of 2024	$8.83	$9.63	$7.97	9.1%	(9.7)%	$0.40
First Quarter of 2024	$9.02	$11.48	$9.01	27.3%	(0.1)%	$0.40
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
(5)Consists of $0.23 regular quarterly distribution and $0.12 supplemental distributions, which supplemental distribution was declared payable in two equal $0.06 installments on September 30, 2026 and on December 30, 2026.
*    Not determinable at the time of filing.
On November 3, 2026, the reported closing sales price of our common stock was $4.50 per share. As of November 3, 2026, we had 8 stockholders of record, which did not include stockholders for whom shares are held in “nominee” or “street name”.
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

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

3.1	Articles of Amendment and Restatement(1)

3.2	Amended and Restated Bylaws(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934(*)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(**)

99.1	Amended Income Incentive Fee Waiver Letter delivered to TriplePoint Venture Growth BDC Corp. by TriplePoint Advisers LLC, dated November 4, 2026(*)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.(*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document(*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(*)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

TriplePoint Venture Growth BDC Corp.
Date: November 4, 2026	By:	/s/ James P. Labe
James P. Labe
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Mike L. Wilhelms
Mike L. Wilhelms
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)